Form 10QSB
period 2000-09-30
VERTICALBUYER INC
filed 2000-11-14
CIK 1109879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 333-34144

                               VERTICALBUYER, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                             98-0216911
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

405 Lexington Avenue, Suite 2505
New York, New York                                                        10174
------------------                                                        -----
(Address of principal executive offices)                              (Zip Code)

            (917) 368-8116 (Registrant's telephone number, including area code)
            --------------

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

         As of November 13, 2000, there were 16,675,000 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                               VERTICALBUYER, INC.
               SEPTEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                   Page Number

         Special Note Regarding Forward Looking Information ................3

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................4
Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........16

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................17
Item 2.  Changes in Securities and Use of Proceeds.........................17
Item 3.  Defaults Upon Senior Securities...................................17
Item 4.  Submission of Matters to a Vote of Security Holders...............17
Item 5.  Other Information.................................................17
Item 6.  Exhibits and Reports on Form 8-K..................................17

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. Harmony Trading Corp (the "Registrant" or the "Company") is making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          In addition, the Registrant disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                                        Page
                                                                                       ------



Accountant's Review Report                                                                  5

Consolidated Balance Sheets - September 30, 2000 and December 31, 1999                      6

Consolidated Statements of Income and Other Comprehensive Income - Three Months
    Ended September 30, 2000 and 1999, the Nine Months Ended September 30, 2000,
    and the Period from May 13, 1999 (Inception)
    through September 30, 2000                                                              7

Consolidated Statement of Stockholders' Equity (Deficit) - Period from
    May 13, 1999 (Inception) through September 30, 2000                                     8

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2000
    and the Period from May 13, 1999 (Inception) through September 30, 2000              9-10

Notes to Consolidated Financial Statements                                              11-13



                           ACCOUNTANT'S REVIEW REPORT

To the Stockholders
VerticalBuyer, Inc.

We have reviewed the accompanying financial statements of VerticalBuyer, Inc. as listed in the index to the consolidated financial statements in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VerticalBuyer, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope that an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Leslie Sufrin and Company, P.C.



New York, NY
November 10, 2000

                              VERTICALBUYER, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS


                                                           September 30, 2000   December 31, 1999
                                                           ------------------   -----------------
ASSETS                                                        (Unaudited)          (See Note)
------
Current assets:
    Cash and equivalents                                       $   747,442         $        --
    Accounts receivable                                             55,214               1,565
    Prepaid expenses                                                 8,290               7,591
                                                               -----------         -----------
           Total current assets                                    810,946               9,156

Property and equipment, net of accumulated depreciation
    of $62,308 and $7,729                                          184,992              38,653

Deferred registration costs (Note 4)                               110,000                  --
Security deposit (Note 3)                                           50,000                  --
                                                               -----------         -----------
                                                               $ 1,155,938         $    47,809
                                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                   -----------
Current liabilities:
    Cash overdraft                                             $        --         $       423
    Accounts payable and accrued liabilities                       179,487               7,881
    Due to affiliate                                                    --              53,069
    Deferred revenue                                                62,524              10,094
                                                               -----------         -----------
           Total current liabilities                               242,011              71,467

Stockholders' equity (deficit):
    Common stock, $.001 par value; 50,000,000 shares
      authorized, 16,675,000 issued and outstanding                 16,675                  --
    Common stock, $1,61 par value; 100,000 shares
      authorized, 1,000 shares issued and outstanding                   --               1,615
    Additional paid-in capital                                   1,938,190                  --
    Accumulated other comprehensive income                          15,530                  --
    Retained deficit accumulated during the
      development stage                                         (1,056,468)            (25,273)
                                                               -----------         -----------
           Total stockholders' equity (deficit)                    913,927             (23,658)
                                                               -----------         -----------
                                                               $ 1,155,938         $    47,809
                                                               ===========         ===========

Note: This column represents the December 31, 1999 balance sheet of Lightseek Limited ("Lightseek"), the now wholly-owned subsidiary of VerticalBuyer, Inc. (see Note 1), and was derived from the audited financial statements of Lightseek as of such date.

                               VERTICALBUYER, INC.
                          (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF INCOME
                         AND OTHER COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                                               May 13, 1999
                                                  Three Months         Three Months          Nine Months        (Inception)
                                                      Ended                Ended                Ended             Through
                                                  Sept. 30, 2000       Sept. 30, 1999       Sept. 30, 2000     Sept. 30, 2000
                                                  --------------       --------------       --------------     --------------
Revenues                                            $    12,445         $     9,405         $    36,990         $    58,935

Cost of sales                                            77,943               9,439             100,953             122,978
                                                    -----------         -----------         -----------         -----------

Gross profit                                            (65,498)                (34)            (63,963)            (64,043)
                                                    -----------         -----------         -----------         -----------

Operating expenses:
    Sales and marketing                                  75,488               1,356             173,103             176,268
    Product development                                  15,520               5,865              81,752              95,438
    General and administrative                          305,117               3,575             752,516             760,857
                                                    -----------         -----------         -----------         -----------

      Total operating expenses                          396,125              10,796           1,007,371           1,032,563
                                                    -----------         -----------         -----------         -----------

(Loss) from operations                                 (461,623)            (10,830)         (1,071,334)         (1,096,606)

Interest income (expense), net                           12,669                  --              40,138              40,138
                                                    -----------         -----------         -----------         -----------

Net (loss) before other comprehensive income           (448,954)            (10,830)         (1,031,196)         (1,056,468)

Other comprehensive income (loss):
    Foreign currency translation adjustment               1,912                  --              15,530              15,530
                                                    -----------         -----------         -----------         -----------
Net (loss)                                          $  (447,042)        $   (10,830)        $(1,015,666)        $(1,040,938)
                                                    ===========         ===========         ===========         ===========


                            VERTICALBUYER, INC.
                       (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 Period from May 13, 1999 (Inception) Through
                            September 30, 2000
                                (Unaudited)





                                                                                                          Additional
                                                        Common Stock                   Preferred            Paid-in
                                                    Shares            Amount              Stock             Capital
                                                 -----------        -----------        ------------        -----------
Recapitalization of Lightseek Limited             14,250,000        $    14,250        $         --        $   (12,635)

Issuance of common stock:
 CSP, Inc.                                         2,000,000              2,000                  --          1,998,000
 Others                                              425,000                425                  --             49,575

Acquisition of warrants                                   --                 --                  --                750

Fund raising fees                                         --                 --                  --            (97,500)

Foreign currency translation adjustment                   --                 --                  --                 --

Net loss for the period from May 13, 1999
 through September 30, 2000                               --                 --                  --                 --
                                                 -----------        -----------        ------------        -----------

Balance at September 30, 2000                     16,675,000        $    16,675        $         --        $ 1,938,190
                                                 ===========        ===========        ============        ===========




                                                   Deficit            Accumulated
                                                 Accumulated             Other
                                                in Development        Comprehensive
                                                    Stage                Income             Total
                                                  -----------         -----------        -----------
Recapitalization of Lightseek Limited             $        --         $        --        $     1,615

Issuance of common stock:
 CSP, Inc.                                                 --                  --          2,000,000
 Others                                                    --                  --             50,000

Acquisition of warrants                                    --                  --                750

Fund raising fees                                          --                  --            (97,500)

Foreign currency translation adjustment                    --              15,530             15,530

Net loss for the period from May 13, 1999
 through September 30, 2000                        (1,056,468)                 --         (1,056,468)
                                                  -----------         -----------        -----------

Balance at September 30, 2000                     $(1,056,468)        $    15,530        $   913,927
                                                  ===========         ===========        ===========

                              VERTICALBUYER, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 2000 and
                the Period from May 13, 1999 (Inception) Through
                               September 30, 2000
                                  (Unaudited)


                                                                Nine Months               May 13, 1999
                                                                    Ended              (Inception) through
                                                               September 30, 2000       September 30, 2000
                                                               ------------------       ------------------
Operating activities:
    Net (loss)                                                    $(1,031,196)            $(1,056,468)
    Adjustments to reconcile net (loss) to net cash
      (used) by operating activities:
        Depreciation of property and equipment                         62,308                  62,308
Change in operating assets and liabilities:
          Accounts receivable                                         (52,899)                (54,464)
          Prepaid expenses                                               (698)                 (8,290)
          Security deposits                                           (50,000)                (50,000)
          Deferred registration costs                                 (60,000)                (60,000)
          Accrued expenses                                            171,606                 179,487
Deferred revenue                                                       52,430                  62,524
                                                                  -----------             -----------
             Net cash (used) by operating activities                 (908,449)               (924,903)
                                                                  -----------             -----------

Investing activities:
   Acquisition of property and equipment                             (208,647)               (247,300)
                                                                  -----------             -----------
             Net cash (used) by investing activities                 (208,647)               (247,300)
                                                                  -----------             -----------

Financing activities:
   Proceeds from issuance of common stock                           2,000,000               2,001,615
   Repayment of affiliate advances                                    (53,069)                     --
   Fund raising fees                                                  (97,500)                (97,500)
                                                                  -----------             -----------
             Net cash provided by financing activities              1,849,431               1,904,115
                                                                  -----------             -----------

Effect of exchange rate differences on cash and
    cash equivalents                                                   15,530                  15,530
                                                                  -----------             -----------

Increase in cash and cash equivalents                                 747,865                 747,442

Cash and cash equivalents - beginning of period                          (423)                     --
                                                                  -----------             -----------

Cash and cash equivalents - end of period                         $   747,442             $   747,442
                                                                  ===========             ===========


                              VERTICALBUYER, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 2000 and
                the Period from May 13, 1999 (Inception) Through
                               September 30, 2000
                                  (Unaudited)
                                  (Continued)




                                                             Nine Months           May 13, 1999
                                                                Ended             (Inception) through
                                                           September 30, 2000     September 30, 2000
                                                           ------------------     ------------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                $          --            $    --
                                                              =============            =======
      Income taxes                                            $          --            $    --
                                                              =============            =======


Supplemental schedule of non-cash investing
  and financing activities:
      Issuance of 50,000 shares of the Company's
      common stock as payment for professional services
      rendered in connection with the Company's SB-2
      Registration Statement                                  $      50,000            $50,000
                                                              =============            =======


                              VERTICALBUYER, INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


Note 1 - Organization,  nature of business and basis of presentation
---------------------------------------------------------------------

The consolidated financial statements include the accounts of VerticalBuyer, Inc ("VerticalBuyer") and its wholly owned subsidiary Lightseek Limited ("Lightseek"). VerticalBuyer, a Delaware corporation, was incorporated on September 24, 1999 and on March 1, 2000 issued 14,250,000 shares of its common stock to the shareholders of the Lightseek in exchange for all of the outstanding common stock of Lightseek. The acquisition has been accounted for in a manner similar to a pooling of interests since it occurred between entities under common control. As such, the consolidated financial statements give retroactive effect of the acquisition to January 1, 2000. VerticalBuyer and Lightseek are collectively referred to as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation.

Lightseek was incorporated in the United Kingdom on May 13, 1999. The Company is principally engaged in the development of Internet sites designed to exploit Business-to-Business e-commerce opportunities within the global commercial electrical and lighting markets.

The Company is a development stage company as defined by Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises", as it devotes substantially all its efforts to establishing a new business. While the Company's planned principal operations have commenced, the Company has not yet recognized significant revenues from such principal operations.

Note 2 - Summary of significant accounting policies
---------------------------------------------------

The following summary of the Company's significant accounting policies is presented as an integral part of the accompanying financial statements.

Use of estimates
----------------
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------
The Company considers all bank money market accounts and other investments that can be liquidated on demand or with an original maturity of three months or less to be cash equivalents.


Concentrations of credit risk
-----------------------------
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company currently places all of its cash with one financial institution and believes it is not exposed to any significant credit risk on cash. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history. The Company since inception has not incurred any credit losses and believes that its trade accounts receivable credit risk exposure is limited.

Property and equipment
----------------------
Purchased software and computer equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which is 3 years.


Revenue recognition
-------------------
The Company's revenues are derived principally from the sale of banner and sponsorship advertisements. Advertising revenues from both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed. Auction revenues consist of seller placement and success fees. Revenues related to placement fees are recognized at the time the item is listed. Success fees are recognized at the time that the transaction is successfully concluded. Success fees are calculated as a percentage of the gross value of the auction sales transaction.

                               VERTICALBUYER, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


Note 2 - Summary of significant accounting policies (continued)
--------------------------------------------------------------

Cost of sales
-------------
Cost of sales consists of expenses associated with the production of the Company's online media properties. These costs consist primarily of Web-site hosting and customer service charges, hardware maintenance and the depreciation of purchased software and computer equipment.

Product development expenses
----------------------------
Product development costs such as content development, editorial management, and modifications to graphics are generally expensed as incurred, except for certain costs relating to the acquisition or development of internal-use software which are capitalized in accordance with Emerging Issues Task Force ("EITF") No. 2000-02 "Accounting for Web Site Development Costs".

Foreign currency translation gain or (loss)
------------------------------------------
Lightseek's functional currency is the British Pound. The accompanying financial statements have been translated to United States dollars using a year-end rate of exchange for assets and liabilities, and average rates of exchange for revenues and expenses. Translation gains (losses) are included in other comprehensive income and accumulated as a separate component of stockholders' equity.

Income taxes
------------
Deferred income taxes are provided on a liability method whereby deferred tax assets are established for the difference between the financial reporting and income tax basis of assets. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Note 3 - Security deposit
-------------------------

In June 2000, the Company placed $50,000 into an interest bearing cash account as a rental security deposit for a residential apartment in New York City.

Note 4 - Deferred registration costs
------------------------------------

As of September 30, 2000, the Company capitalized $110,000 of professional fees incurred in connection with its SB-2 Registration Statement with the Securities and Exchange Commission. These costs were charged to equity pursuant to the SEC's acceptance of the registration in October 2000.

Note 5 - Stockholders' equity
-----------------------------

On March 1, 2000, VerticalBuyer issued 375,000 shares of its common stock as payment for certain fund raising related consulting services.

On March 2, 2000, VerticalBuyer entered into a Securities Purchase and Facilities Agreement with CSP Inc., a U.S. publicly traded company ("CSPI"), under which CSPI purchased two million shares of VerticalBuyer's common stock and redeemable warrants to purchase up to an additional three million shares of such stock for an aggregate purchase price of $2 million. The three classes of warrants (Class A, Class B and Class C) entitle CSPI, subject to certain conditions and the occurrence of certain events, to purchase up to one million shares each of VerticalBuyer's common stock at an exercise price of $1 per share. These warrants, along with 225,000 Class D warrants which were issued in March 2000 and are also exercisable at $1 per share, are exercisable for a period of two years beginning on the effective date of a registration statement covering the underlying shares.

                               VERTICALBUYER, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

Note 5 - Stockholders' equity (Continued)

On March 2, 2000, VerticalBuyer issued options to purchase up to 1,250,000 shares of its common stock at $1 per share under its 2000 Non-statutory Stock Option Plan. These options expire four years from the date of issuance.

In connection with CSPI's acquisition of VerticalBuyer's common stock and redeemable warrants, the Company incurred a fund raising fee of $97,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report which are not statements of historical fact are forward-looking statements. See "Special Note Regarding Forward-Looking Information" on Page 3.


Overview

We develop and operate business to business Internet e-commerce sites in vertical market sectors. Our initial focus will be in the global commercial lighting market.

We commenced our operations in May, 1999 as Lightseek Limited, a United Kingdom corporation. Lightseek was acquired by VerticalBuyer, Inc., a Delaware Corporation, on February 24, 2000. We began development of our first website, an information portal called www.lightseek.com, in June 1999. Our business-to-business auction website, www.lightingbuyer.com, commenced operations in February 2000. In February, 2000, we commenced operations of www.financebuyer.com our small business online financing website. Finally, in May, 2000, we launched www.lightingnews.com, a 24 hour/7 day news center for the global commercial lighting industry. Other than Tim Rosen, President, and Leslie Kent, Chief Financial Officer, we presently employ no personnel having outsourced all required activities.

Most of our present income arises from advertising. However, we anticipate ultimately that most of our income will be derived from fees derived from auction sales.

We do not charge fees to buyers and, to date, we have chosen not to sell advertising on our auction website. Sellers pay a nominal placement fee to list items for sale. Sellers also pay a success fee for each item sold, equal to 5% of the gross value of each transaction.

Revenues from placement fees are recognized when an item is listed; revenues relating to success fees are recognized at the time that an auction is successfully concluded. At no point during the auction process do we take possession of the item being sold. Successful buyers' payments are held in an escrow account until the goods are received by the buyer.

Our business model differs from those of online sellers of goods. Because individual sellers list the items, we do not incur any cost for goods sold, nor do we pay procurement, carrying or shipping costs and bear no inventory risk. Thus, we anticipate that any growth in our expenses will be driven by increases in expenditures for advertising and promotion and the development of additional websites. We anticipate increases in our expenses, and in particular advertising, promotion and personnel, in our effort to grow our business-to-business sales.

We are a development stage company and have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce.

It is difficult for us to forecast our revenues or earnings accurately. We believe that future period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance as we have and will have no backlog of orders. Our operating results in one or more future quarters may fall below investor expectations. Assuming our common stock trades on a recognized market, in that event, the future trading price of our common stock would almost certainly decline.

Results of Operations

The following table sets forth for the nine and three months ended September 30, 2000, certain data from our statements of income. The operating results are not necessarily indicative of the results that may be expected for any future period.



                                          Nine Months             Three Months
                                             Ended                    Ended
                                       September 30, 2000        September 30, 2000
                                       ------------------        ------------------
Net revenues .................            $    36,990             $    12,445
Cost of net revenues .........                100,953                  77,943
                                          -----------             -----------
Gross profit .................                (63,963)                (65,498)
                                          -----------             -----------
Operating expenses:
   Sales and marketing .......                173,103                  75,488
   Product development .......                 81,752                  15,520
   General and administrative                 752,516                 305,117
                                          -----------             -----------
      Total operating expenses              1,007,371                 396,125
                                          -----------             -----------
(Loss) from operations .......             (1,071,334)               (461,623)
Interest income (expense), net                 40,138                  12,669
                                          -----------             -----------
Net (loss) ...................            $(1,031,196)            $  (448,954)
                                          ===========             ===========

Revenues

Revenues were $36,990 and $12,445 for the nine and three months ended September 30, 2000, respectively. These revenues consist substantially of advertising sales on our www.lightseek.com site. Sales for the balance of 2000 and in future years will be of an unknown mix of commissions from auction sales, site sponsorships and advertising revenues. Revenues for the three months ended September 30, 1999 were insignificant.

Cost of Sales

Cost of sales were $100,953 and $77,943 for the nine and three months ended September 30, 2000, respectively. These costs consist of Internet service provider connectivity charges and the amortization of purchased hardware and software. Cost of sales for the three months ended September 30, 1999 were insignificant.

Sales and Marketing Expense

Sales and marketing expenses were $173,103 and $75,488 for the nine and three months ended September 30, 2000, respectively. These costs primarily consist of expenditures for sales and marketing activity, including advertising, and other promotional costs. Sales and marketing expense for the three months ended September 30, 1999 were insignificant.

Product Development Expense

Product development expenses were $81,752 and $15,520 for the nine and three months ended September 30, 2000, respectively. These costs consist principally of payments for editorial and technical support, web site operations, advertising production, and consulting costs related to enhancing the features of our web sites. Product development costs are generally expensed as incurred, except for certain costs relating to the acquisition or development of internal-use software which are capitalized in accordance with Emerging Issues Task Force ("EITF") No. 2000-02 "Accounting for Web Site Development Costs". Product development expenses for the three months ended September 30, 1999 were insignificant.

General and Administrative Expense

Our general and administrative expenses amounted to $752,516 and $305,117 for the nine and three months ended September 30, 2000, respectively. This expense category consists principally of office rent and other administrative costs along with compensation and travel and entertainment reimbursements paid to Tim Rosen and Leslie Kent for business development, contract negotiations, and other general corporate purposes. General and administrative expenses for the three months ended September 30, 1999 were insignificant.

Liquidity and Capital Resources

The initial cash funding of both www.lightseek.com and www.lightingbuyer.com was principally undertaken by Tim Rosen and Leslie Kent, our founding stockholders. As a result, we did not incur any principal debt during the period. Thus, our cash flow has no meaningful significance in terms of future developments. Capital expenditures to date consist solely of the acquisition of web site related hardware and software. These expenditures amounted to $208,647 and $39,076 during the nine and three months ended September 30, 2000, respectively. Capital expenditures for the three months ended September 30, 1999 were insignificant. We believe that our existing cash, cash equivalents and short-term investments and any cash generated from operations together with the proceeds from warrant exercise will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

Year 2000 Issues
We have not suffered any programming problems as a result of Year 2000 issues. In the development of our programming, we endeavor to use only vendors and contractors who are Year 2000 compliant. We have reviewed our internal programs and have determined that there are no significant Year 2000 issues within our systems or services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In August 2000, the Registrant issued 50,000 shares of common stock in connection with legal services rendered to the Registrant. These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that it acquired the securities for its own account. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

27            Financial Data Schedule

(b)      Reports on Form 8-K.

         None.

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VERTICALBUYER, INC.


Dated: November 13, 2000                By: /s/ TIMOTHY ROSEN
                                            -----------------
                                           Timothy Rosen
                                           President and Chief Executive Officer

                                           By: /s/ LESLIE KENT
                                           ---------------------
                                           Leslie Kent
                                           Chief Financial Officer

                                 EXHIBIT INDEX


27       Financial Data Schedule