Form 10KSB
period 2000-12-31
VERTICALBUYER INC
filed 2001-03-28
CIK 1109879

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

           (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2000

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________


                        Commission file number 333-34144
           ----------------------------------------------------------


                               VerticalBuyer, Inc.
              -----------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

             Delaware                                    98-0216911
 ---------------------------------                   ---------------------
   (State or other jurisdiction                         (IRS Employer
 of incorporation or organization)                    Identification No.)


235 West 56th Street, Suite 17B, New York, New York                10019
--------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number        (646) 286-0516
                                 --------------




Securities registered under Section 12(b) of the Act:   None
                                                     -------------------------


Securities registered under Section 12(g) of the Act:   None
                                                     -------------------------

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X  No
                                                                          ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State registrant's revenues for its most recent fiscal year:  $58,928

         As of March 15, 2001, there were 17,391,667 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these, 1,784,589 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $196,305 based on the average closing bid and asked bid price of $0.11 of the registrant's common stock on March 16, 2001.

Transitional Small Business Disclosure Format (check one):
Yes ______;  No __X__


                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act") -- N/A.
                      ---

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


Item Number and Caption                                                    Page
-----------------------                                                    ----

     Forward-Looking Statements...........................................   4

PART I

 1.  Description of Business..............................................   4

 2.  Description of Property..............................................  13

 3.  Legal Proceedings....................................................  13

 4.  Submission of Matters to a Vote of Security Holders..................  14

PART II

 5.  Market for Common Equity and Related Stockholder Matters.............  15

 6.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  16

 7.  Financial Statements.................................................  19

 8.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure.................................................  19

PART III

 9.   Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act...................  20

 10.  Executive Compensation..............................................  22

 11.  Security Ownership of Certain Beneficial Owners and Management......  24

 12.  Certain Relationships and Related Transactions......................  25

 13.  Exhibits and Reports on Form 8-K....................................  26

--------------------------------------------------------------------------------
                           FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

         Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

--------------------------------------------------------------------------------
                                     PART I
                         ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

The Merger

         On February 15, 2001, we completed the acquisition of all of the outstanding capital stock of Litech Limited, a UK company.

         Litech is a specialist designer and manufacturer of fiber optic lighting applications for the entertainment, commercial and retail markets. Litech is involved in all stages of the fiber optic lighting process, for design and specification to manufacture specialist fittings and installation. Litech's technology produces multiple streams of light from a single remote source with the possibility to create numerous special effects.

         Prior to the acquisition, Litech was owned equally by Robert Gordon, Timothy Rosen and Leslie Kent. Mr. Rosen is our President, Chief Executive Officer and Chairman of the Board and Mr. Kent is our Chief Financial Officer, Secretary and a Director.

         Under the terms of the share sale agreement, Mr. Gordon was issued 500,000 shares of our common stock. Mr. Rosen and Mr. Kent received 50p (1/2 pound) each for their interest in Litech. In addition, Messrs. Gordon, Rosen and Kent will divide equally additional shares of our common stock issued to them under the deferred purchase consideration provisions under the share sale agreement. They shall receive shares of our common stock equal to six times the average of the total after tax profits of Litech for each of the three years ending December 31, 2001, 2002 and 2003 based upon a price of $1.00 per share of our common stock.

         Under the share sale agreement, if we or Litech goes into a threatened liquidation, receivership or bankruptcy or similar events, any time before the deferred purchase consideration is paid, Litech fails to achieve six times after tax profits of at least $1,000,000 in each of the three years ended December 31, 2001, 2002, and 2003, or prior to March 31, 2004 then Messrs. Gordon, Rose and Kent have the option to repurchase their Litech shares for the same consideration they actually received from us.

         References in this report to "we", "us", "our" and similar terms means VerticalBuyer, Inc., a Delaware corporation, and our wholly-owned subsidiaries, Lightseek Limited and Litech Limited, both U.K. companies.

Our Business

  Websites

         Our business-to-business website operations specialize in the creation of web-based news portals and marketplaces. We refer to this kind of website as a vertical portal--a website dedicated to a specific industry for use by companies in that particular industry to buy and sell products and services.

         Our first vertical portal we have developed is for the commercial lighting industry. Our news portal, www.lightseek.com, is an Internet database where buyers, such as electrical contractors, lighting designers, or architects can search for product information from suppliers of commercial lighting products. This website also provides instant access to a comprehensive database on a wide variety of pertinent topics, such as:

         o News and analysis--this provides recent news of interest to the commercial lighting industry;

         o Lighting design commercial case studies--this provides access to information on recent projects in creative lighting design; and

         o Employment opportunities--this posts job opportunities in the commercial lighting industry.

         Our auction website for the commercial lighting industry is www.lightingbuyer.com, a leading global online marketplace for professional buyers and sellers of commercial lighting equipment. This website brings together businesses to buy and sell commercial lighting equipment in all major product categories, using flexible, online transaction capabilities.

         We have also developed other websites as discussed below.

         We intend to develop other vertical portals in other industries and geographic regions that we believe has been underserved. We are currently looking at industries in which we own website domain names, such as:

         o www.electricalbuyer.com;

         o www.constructionbuyer.com;

         o www.autopartsbuyer.com;

         o www.aviationbuyer.com;

         o www.marinebuyer.com; and

         o www.shippingbuyer.com.

         We have not as yet started the development of any additional sites and cannot predict which business sites will be developed. However, the underlying software architecture of both our lighting news site and lighting auction exchange site can be easily adapted for any industry. Thus, we can rapidly deploy additional sites with a minimum of further software development.

         Our technology permits us to offer to buyers and sellers a variety of transaction methods including fixed price sales, auctions and electronic procurement. Our technology can be applied and customized across a broad spectrum of industries. We seek to generate revenue from transaction fees as well as from advertising on our news portals.

         We intend to spread our administrative and logistical functions across a broad range of markets. Thus, the marginal cost of entering new markets is small since one of the major costs associated with establishing Internet sites on which products are purchased and sold is the capital cost of developing the core technology architecture. Our management approach is for each of our vertical market sites to be led by an industry expert whose principal responsibility will be to focus on business development. Operational tasks are the responsibility of our central operations facilities based in Kingston upon Thames, England.

         Lightseek

         Our website, www.lightseek.com, provides business-to-business online services that facilitate the exchange of information within the global lighting industry. This site is initially focused on providing news, articles, industry forums, recruitment services and product information for the lighting industry. Its revenues have been derived from advertising fees.

         This site presently consists of a buyers' guide containing contact information for

         o most UK lighting companies,

         o shop fronts where advertisers can display information about their product lines,

         o contacts to their websites, and

         o information where they can receive online inquiries from their prospective buyers.

         The site also contains a message forum where industry professionals can exchange opinions and ask questions of their peers. It also contains an events diary of industry expositions and conferences. Since inception, the focus of lightseek.com has shifted its focus from the UK to international. The major change has been to feature international news in particular news from the United States on the site. The site is also accepting international buyers' guide listings.

         LightingBuyer

         We facilitate the buying and selling of surplus stock for the lighting industry through our website located at www.lightingbuyer.com. We intend to provide related services in inventory evaluation, inventory cataloging and the private sale or auction of surplus equipment. Listings on this website originate largely from overstocked, never-used inventories held by companies based mainly in the United States.

         We expect that transaction fees will constitute our principal source of revenue. Clients seeking to accelerate the sale of surplus inventories can arrange for on-line auctions through our website. In a general auction, bidding is permitted on equipment and products of multiple sellers for a listed period of time, and sales are consummated for the items listed at the close of bidding.

         Users can browse the site and review auction listings. However, we require buyers and seller to register in order to participate in the auction process. Upon registration, buyers may place bids on products immediately. We check sellers' credentials, including credit history, in an approval process that can take up to 48 hours. Sellers can list their products for sale on our site which guides them through the protocols of listing items for auction sale, providing details such as product description, asking price and shipping details. Sellers may enter additional information such as product images, reserve pricing, product dimensions and weight. A seller can publish an auction listing when the seller is satisfied with the content of the listing. The website provides comprehensive categories of lighting products, such as bulbs, fixtures, ballasts (the supports for fluorescent lighting fixtures), components and controls along with detailed subcategories.

         Originally, the site permitted prospective buyers to bid only in a standard auction format in which the buyer with the highest bid wins the auction. In April and May, 2000, we began to offer an additional auction format known as a reverse auction which allows buyers to place requests for products on which suppliers are invited to bid.

         In a reverse auction, a buyer sets a maximum price it wishes to pay for an item. Sellers then bid in amounts below the maximum set by the buyer. The bargain is struck at lowest price accepted by the buyer.

         Unlike many business-to-business or business-to-consumer auction sites, we facilitate the transaction between buyers and sellers once there has been a successful bid. We believe that, left to their own devices, seller and buyers fail to complete transactions even when there is active bidding and a successful bid above a seller's reserve, or minimum, price. Consequently, we provide, as part of our site, calculation of shipping costs, online assistance in arranging shipment, and, if requested, access to the online software integrated to the United Parcel Service.

         We are also able to arrange the flow of capital between buyer and seller so that both parties are protected. We have established an escrow account into which buyers may deposit the purchase proceeds. We release funds to the seller only when the buyer is satisfied with the goods. To avoid intractable disputes, we also offer arbitration by independent arbitrators and, where required, we will organize third party valuations and inspections of stock.

         In order to avoid uncertainty with the system and to reassure buyers and sellers, we also offer online customer service support in a live chat room. We intend in the near future to offer additional personal services to private auction clients including consolidation of stock from various distribution centers to a single site and repackaging and relabeling to maintain branded standards on an international basis.

         LightingNews

         In October, 1999, we approached Philips Lighting Company, a division of Philips Electronics North America Corporation, with a concept to create a global newswire service for the commercial lighting industry. Philips agreed to sponsor an online news forum entitled "www.lightingnews.com" which was launched in the second quarter of 2000. It allows lighting companies and suppliers to post their press releases on a continuous as needed basis, initially free of charge. In the future, charges will be made for adding product images, website links and other information. The site has been designed to be simple to use. Client companies or their public relations firms are able to post material directly to the site.

         Registered users of the site can search by product category, application (for example, lighting for industry, institutions or residences), people or corporation. Users can personalize the site to take account of individual preferences. They can also customize a newsletter entitled My Lighting News which contains news alerts and set the frequency at which they receive it. Users can receive information via email in the categories they have selected and at the frequency at which they wish to receive it. The software is scalable in that it allows for a virtually unlimited increase in subscribers or users and also permits added functionality and the creation of sites for additional vertical industry sectors.

         FinanceBuyer

         Our website www.financebuyer.com is an online market for instant small business financing. We have entered into an agreement with SierraCities, Inc., an online financial institution which allows visitors to this website to apply for loans and equipment leases online and to obtain action on the financing request within a few minutes. We receive a commission on all financing placed through the site.

         Other Web Sites

         We have recently introduced two additional sites:

         o www.voicedatanews.com--an on-line news service for the global voice data industry; and

         o www.electricaltimes.com--an on-line news service for the global electrical industry.

   Litech

         Our Litech business, a specialist designer and manufacturer of fiber optic lighting applications, was founded in March 1998 to exploit the increasing interest, application and use of fiber optic lighting. Although it currently represents a small fraction of the $50 billion global lighting industry, fiber optics is one of the fastest growing segments of the lighting market with many generic advantages over conventional lighting.

         Fiber Optic Lighting Fundamentals

         Our underlying technology produces multiple streams of light from a single remote light source with the possibility to create numerous special effects.

         A fiber optic lighting system consists of three components: an illuminator, the fiber-optic strands encased in tubing through which the light travels and the end fitting or luminaire. The fiber optic strands are manufactured from either glass or polymer plastic. We prefer to use glass fiber optics, which has superior performance over polymer except when side-emitting effects are required.

         Fiber optics is used for providing remote source lighting, a technique used for passing light from a light source through a medium to a distant location.

         Fiber optic lighting is well suited for situations where conventional lighting is not feasible or desirable, such as when the generation of heat from the lighting source must be avoided. For example, for museums with display cases housing historical artifacts, fiber optic lighting is an excellent option, as, opposed to conventional lighting, fiber optic lighting does not generate heat within the display case.

         Numerous additional advantages of fiber optic lighting exist, including:

         o Fiber optic lighting is safer, produces increased energy savings, and is aesthetically more pleasing than conventional lighting sources; there are no UV/infrared rays so it is suitable for a range of applications from lighting art masterpieces to retail chiller cabinets;

         o Fiber optic lighting has decorative advantages including various color change and special effects options such as cascading for water installations;

         o Fiber optic lighting is cost effective to install and maintain;

         o Fiber optic lighting systems can be installed almost anywhere;

         o Many original light sources can be retrofit with fiber optics.

         How Litech Operates

         We offer a complete turnkey service for our customers. We offer design concept through specification to installation and commissioning of the application. We sub-contract the physical manufacture of the three elements using a variety of specialists. We keep a minimum of stock working on a "just in time" basis.

         We are not reliant on any one manufacturer and the key element -- the fiber optic -- is sold by a number of competing manufacturers.

         The UK Marketplace

         The UK electrical commercial contracting business is highly fragmented and a different company from that of the specifier normally conducts the purchasing process. Accordingly, we work in the early stages with an architect or lighting designer at the concept and specification stage. Once the specification and price has been agreed the order will be commissioned by an electrical contractor, itself generally a sub-contractor of the main building contractor.

         Unlike standard lighting there are few fiber optic specialists in Britain. This means the contractor in practice is obliged to tender for the standard lighting but rarely does so for the fibre optic element. We are therefore named on the tender as the supplier. This enables us to protect our margins which in any case are superior to conventional lighting.

Our Strategy

   Websites

         The key elements of our websites strategy are:

         o growing the community of buyers and sellers so that we become the preferred method of purchasing and selling excess inventory in the areas in which we develop websites;

         o expanding the number and product categories in each of our websites so as to attract additional buyers and sellers;

         o increasing buyers' trust through checking of sellers' credibility, verification of user and insurance;

         o enhancing the features and functionality of our websites;

         o expanding value-added services, such as scanning and uploading photographs of listed items, arranging shipping of purchased goods and arranging financing of purchases; and

         o developing international markets by actively marketing and promoting our website in selected countries.

         In addition to developing new vertical markets, we intend to pursue acquisition opportunities, strategic alliances and act as an incubator for ventures. However, we have not as yet identified any potential business to acquire.

   Litech

         We position ourselves as a premier quality specialist. We do not design or install standard lighting and as such we are perceived as a "value added" solution provider.

         We market ourselves aggressively to both the specifier and electrical contractor market and in the last three years have generated a database in excess of 4,000 live names. These companies are regularly contacted by the sales team via mailshots and literature. We also regularly advertise in the two major lighting trade magazines. We also have a web site www.litech.co.uk.

         We have focused principally on the UK market to date but have made sales in mainland Europe and The Middle East through "word of mouth."

         We have identified several major objectives necessary to accomplish our goals, including:

         o Positioning Litech as the innovative design, manufacturing and installation company to enter the growing fiber optic lighting market;

         o Focusing on streamlining the entire process currently associated with fiber optic lighting, from design to manufacturing through installation, commissioning and maintenance;

         o Leveraging our management's expertise to address new opportunities and to initiate a consolidation within the global industry through strategic mergers and acquisitions.

Marketing

         We have retained KCSA, Inc. a New York City-based public relations and investor relations advisory firm. KCSA provides trade public relations in order to attract a critical mass of buyers and sellers initially to our websites and provides investor relations cousultancy. KCSA intends to place press releases and articles in trade and business publications.

         We have purchased, and intend to continue to purchase, banner advertisements and key words on related trade websites and search engines. We also plan a print advertising campaign in trade journals. In addition, we intend to undertake a direct mail campaign targeted to sellers and buyers, participate in trade shows and hire a sales force to make sales calls on leading companies in the industry.

         Due to the nature of the marketplace and the wide variety of applications of fiber optics, the Litech customer profile is wide and varying. We also act as preferred supplier to other conventional lighting companies and in some instances will work directly for the end customer particularly if it is large enough to have its own maintenance or building personnel. We will also sometimes work directly for private clients usually in prestigious residencies.

         As an end consequence of this diversity, we have no reliance on any one customer although, from time to time, a large project might generate revenues disproportionately high in any given quarter.

Competition

   Websites

         We believe that we compete favorably with competing sites because of the functionality of our e-commerce software and support services. We differentiate ourselves from many of our market competitors through the expertise of our strategic partners and internal management and operations expertise. Our management believes that the companies that operate certain competing websites do not have the management experience within the industries their websites seek to penetrate. Many of these Internet companies base their competitive strength on their technology. We believe that our strength is based on our experience within the targeted industry and our strategic alliance partners.

         Other companies do operate Internet websites that currently list lighting parts and equipment for sale and auction. To the best of our knowledge, these companies do not have the business skills, business methodologies or industry related expertise that we provide.

         Competitive websites include the following:

         o Tradeout.com is a general auction site spanning many industries in that it is not industry specific or buyer targeted.

         o i2i.com is a new auction/exchange site. It has very few listings and is not targeting specific categories of the business audience.

         o GE SupplyLight.com is the GE Lighting e-commerce site. It only stocks GE lamps from normal stock.

         o Grainger.com sells a broad range of industrial products. Its site is essentially an online catalog.

         Litech

         We believe that we are currently the third largest specialist company in the UK by turnover. The other two companies have both been established for over 10 years.

Regulation

   Websites

         The future success of our business is dependent on our ability to use an effective Internet marketing strategy. Because the original role of the Internet was to link the government's computers with academic institutions' computers, the Internet was historically administered by organizations that were involved in sponsoring research. Private parties have assumed larger roles in the enhancement and maintenance of the Internet infrastructure. Therefore, it is unclear what organization, if any, will govern the administration of the Internet in the future, including the authorization of domain names.

         The lack of an appropriate organization to govern the administration of the Internet infrastructure and the legal uncertainties that may follow pose risks to the commercial Internet industry and our specific website business. In addition, the effective operation of the Internet and our business is also dependent on the continued mutual cooperation among several organizations that have widely divergent interests, including the government, Internet service providers and developers of system software and software language. These organizations may find that achieving a consensus may become difficult, impossible, time-consuming and costly.

         Although we are not subject to direct regulation in the United States other than federal and state business regulations generally, changes in the regulatory environment could result in the Federal Communications Commission or other United States regulatory agencies directly regulating our business. Additionally, as Internet use becomes more widespread internationally, there is an increased likelihood of international regulation.

         We cannot predict whether or to what extent any new regulation affecting e-commerce will occur. New regulation could increase our costs. For example, we do not collect sales or other similar taxes with respect to the equipment, inventory and other products sold through our on-line communities. One or more states may seek to impose sales tax collection obligations on out-of-state companies like ours that engage in or facilitate e-commerce. State and local governments have made proposals that would impose additional taxes on the sale of goods and services over the Internet. A successful assertion by one or more states or any foreign country that we should collect sales and other taxes on the exchange of equipment, inventory and other goods on our system could increase costs that we could have difficulty recovering from users of our websites.

   Litech

         While both the UK and European Union legislative framework is extensive, particularly in relation to safety and emergency lighting, there is no requirement for lighting designers or contractors to be licenced by government agencies. All relevant electrical components (lamps, chargers, transformers) must comply with legal standards and we purchases only from reputable manufacturers principally subsidiaries of multi-nationals. The British government agency the British Standards Institute also provides codes of practices and guidelines. Although glass fibre is inherently inert to fire, the sheathing material used to protect the tails may not be and system failure may result. We adhere to these guidelines and also are a founder member of the Fibre Optic Lighting Association, a division of The Institution of Lighting Engineers, the UK's professional lighting body which creates and polices its own guidelines.

Employees

         As of March 15, 2001, we had no employees but employed consultants or consultant companies. We have employed Tim Rosen, our President, and Leslie Kent, our Chief Financial Officer, since March, 2000.

         Our Litech business operates from a sales office a small production work shop in Kingston upon Thames in south west London. It employs three full time sales people and one full time production manager with part time administrative and engineers.


--------------------------------------------------------------------------------
                         ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

         Our marketing and research and development office is located in Kingston-Upon-Thames, England, and our executive offices located in New York New York pursuant to an oral agreement with Tim Rosen, our President, at the rate of one pound annually. Our Litech operations are located in located in Kingston-Upon-Thames, England, where we rent approximately 850 square feet for approximately $12,500 per year. We believe that our existing facilities are adequate to meet our needs for the immediate future and that future growth can be accommodated by leasing additional or alternative space near our current facilities.


--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         We have no notice of any pending material litigation.

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
--------------------------------------------------------------------------------

         None.

--------------------------------------------------------------------------------
                                     PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Market Information

         Our common stock has been traded on the OTCBB under the symbol "VBYR" since January 22, 2001. Our common stock did not trade on any market or exchange prior to January 22, 2001.

         On March 16, 2001, the closing bid price of our common stock was $0.06.

Holders

         As of March 15, 2001, there are approximately 122 record holders of our common stock.

Dividends

         As of the date hereof, no cash dividends have been declared on our common stock. Subject to the prior rights of the holders of any series of the preferred stock which may from time to time be outstanding, if any, payment of dividends to holders of our common stock in the future is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. We presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Securities

         In February, 2001 we issued 500,000 shares of common stock to Robert Gordon in connection with the Litech acquisition. These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. The purchaser represented in writing that he acquired the securities for his own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

--------------------------------------------------------------------------------
                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. In addition to the information contained herein the following discussion contains forward looking statements that involve certain risks and uncertainties which may cause our actual results in future periods to differ materially from forecasted results. See "Forward Looking Statements" on page 4.

Overview

         We develop and operate business to business Internet e-commerce sites in vertical market sectors. Our initial focus will be in the global commercial lighting market.

         We commenced our operations in May, 1999 as Lightseek Limited, a United Kingdom corporation. Lightseek was acquired by VerticalBuyer, Inc., a Delaware Corporation, on February 24, 2000. We began development of our first website, an information portal called www.lightseek.com, in June 1999. Our business-to-business auction website, www.lightingbuyer.com, commenced operations in February 2000. In February, 2000, we commenced operations of www.financebuyer.com, our small business online financing website. Finally, in May, 2000, we launched www.lightingnews.com, a 24 hour/7 day news center for the global commercial lighting industry. Other than Tim Rosen, President, and Leslie Kent, Chief Financial Officer, we presently employ no personnel having outsourced all required activities.

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

Results of Operations

         The following table sets forth for the year ended December 31, 2000 and the period from May 13, 1999 (Inception) through December 31, 2000, certain data from our statements of income. The operating results are not necessarily indicative of the results that may be expected for any future period.

                                                                                                        May 13, 1999
                                                                              Year Ended             (Inception) Through
                                                                          December 31, 2000           December 31, 2000
                                                                          -----------------           -----------------
Net revenues..................................................             $      58,928               $      80,873
Cost of net revenues..........................................                   105,550                     127,575
                                                                           -------------               -------------
Gross profit..................................................                   (46,622)                    (46,702)
                                                                          --------------              --------------

Operating expenses:
  Sales and marketing.........................................                   194,496                     197,661
  Product development.........................................                    89,743                     103,429
  General and administrative..................................                   876,035                     884,377
                                                                           -------------               -------------
    Total operating expenses..................................                 1,160,274                   1,185,467
                                                                            ------------                ------------

(Loss) from operations........................................                (1,206,896)                 (1,232,169)
Interest income (expense), net................................                    37,540                      37,540
                                                                          --------------              --------------
Net (loss) before other comprehensive income..................               $(1,169,356)                $(1,194,629)
                                                                             ===========                 ===========

   Revenues

         Revenues were $58,928 and $80,873 for the year ended December 31, 2000 and the period from May 13, 1999 (Inception) through December 31, 2000, respectively. These revenues consist substantially of advertising sales on our www.lightseek.com site. Sales in future years will be of an unknown mix of commissions from auction sales, site sponsorships and advertising revenues.

   Cost of Sales

         Cost of sales was $105,550 and $127,575 for the year ended December 31, 2000 and the period from May 13, 1999 (Inception) through December 31, 2000, respectively. These costs consist principally of Internet service provider connectivity charges and the amortization of capitalized hardware and software costs.

   Sales and Marketing Expense

         Sales and marketing expenses were $194,496 and $197,661 for the year ended December 31, 2000 and the period from May 13, 1999 (Inception) through December 31, 2000, respectively. These expenses consist of expenditures for sales and marketing activities, including public relations, advertising and various promotional costs.

   Product Development Expense

         Product development expenses were $89,743 and $103,429 for the year ended December 31, 2000 and the period from May 13, 1999 (Inception) through December 31, 2000, respectively. These costs consist principally of payments for editorial and technical support, web site operations, advertising production, and consulting costs related to enhancing the features of our web sites. Product development costs are generally expensed as incurred, except for certain costs relating to the acquisition or development of internal-use software which are capitalized in accordance with Emerging Issues Task Force ("EITF") No. 2000-02 "Accounting for Web Site Development Costs".

   General and Administrative Expense

         Our general and administrative expenses amounted to $876,035 and $884,377 for the year ended December 31, 2000 and the period from May 13, 1999 (Inception) through December 31, 2000, respectively. This expense category consists of consulting fees related to the overall strategic development and marketing of our websites as well as compensation and travel and entertainment expense reimbursements paid to Tim Rosen and Leslie Kent for business development, contract negotiations, and other general corporate purposes.

Liquidity and Capital Resources

         The initial cash funding of both www.lightseek.com and www.lightingbuyer.com was principally undertaken by Tim Rosen and Leslie Kent, our founding stockholders. As a result, we did not incur any principal debt during the period. Thus, our cash flow has no meaningful significance in terms of future developments.

         Capital expenditures to date consist solely of the acquisition and development of web site related hardware and software. These expenditures amounted to $226,451 and $272,833 for the year ended December 31, 2000 and the period from May 13, 1999 (Inception) through December 31, 2000, respectively.

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


--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The financial statements and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.


--------------------------------------------------------------------------------
              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         None.

--------------------------------------------------------------------------------
                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Timothy Neil David Rosen.......................  44   President, Chief Executive
235 West 56th Street, Suite 17B                        Officer and a Director
New York, New York 10019

Leslie Kent ...................................  46   Secretary, Chief Financial
235 West 56th Street, Suite 17B                        Officer and a Director
New York, New York 10019

Joseph Donahue(1)(2) ..........................  54   Director
83 Meadow Road West
Trumbull, Connecticut 06611

------------------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

         Tim Rosen has been Commercial Director of Lightseek since its inception in May, 1999 and President and Chief Executive Officer of our company since February, 2000. From 1988 to date, he has been a partner, with Leslie Kent, our Chief Financial Officer, in Rosen & Kent, a management consultancy. The partnership also incubates new business ventures. Since 1988, he has also been a director of Litech Ltd., a specialist fiber optic lighting provider for the commercial lighting industry. From 1983 to 1988, Mr. Rosen was a director of OmniMedia plc, a digital video and CD-ROM publisher/developer which traded on the Alternative Investment Market of the London Stock Exchange. From 1983 to 1988, Mr. Rosen was a director of Oxford House College, a London-based computer training and language school which was sold to its employees. He was also a director, from 1983 to 1988 of Catalyst Communications Group plc, a marketing and media group quoted on the London Stock Exchange which was sold to another public company, Holmes & Marchant plc. Rosen & Kent founded Homeshield Warranty, Co. in 1982 as a joint venture with Pentland Industries plc, an English public company. Homeshield marketed extended warranties for household appliances and was sold to a trade buyer in 1984. Mr. Rosen served as an account supervisor at Craton Lodge and Knight plc, a new product development agency, from 1981 to 1982 and at Grey Advertising from 1979 to 1981. He is a member of the National Association of Auctioneers. Mr. Rosen received his B.Sc (Econ.) Magna cum Laude in Business Administration from the Institute of Science and Technology, University of Wales in 1979.

         Leslie John Kent has been Marketing Director of Lightseek since its inception in May, 1999 and Chief Financial Officer of our company since February, 2000. From 1988 to 1999, he was a partner, with Tim Rosen, our President, in Rosen & Kent, a management consultancy. The partnership also incubates new business ventures. Since 1988, he has also been a director in Litech Ltd., a specialist fiber optic lighting provider for the commercial lighting industry. From 1983 to 1988, Mr. Kent was a director of OmniMedia plc, a digital video and CD-ROM publisher/developer which traded on the Alternative Investment Market of the London Stock Exchange. From 1983 to 1988, Mr. Kent was a director of

Oxford House College, a London-based computer training and language school which was sold to its employees. He was also a director, from 1983 to 1988 of Catalyst Communications Group plc, a marketing and media group quoted on the London Stock Exchange which was sold to another public company, Holmes & Marchant plc. Rosen & Kent founded Homeshield Warranty, Co. Ltd. in 1982 as a joint venture with Pentland Industries plc, an English public company. Homeshield marketed extended warranties for household appliances and was sold to a trade buyer in 1984. In 1981, Mr. Kent was an advertising account manager at Boase Massimi Pollity plc, from 1979 to 1981 for Grey Advertising and from 1977 to 1979 for Ted Bates. He is an associate member of the Institution of Lighting Engineers and Secretary of The Fibre Optic Lighting Association. Mr. Kent received his Master of Arts in Philosophy, Politics and Economics from St. Edmund Hall, Oxford University, in 1977.

         Joseph Donahue has been principal and President since 1994 of Donahue & Associates, Trumbull, Connecticut, a financial consultancy which initiates and arranges acquisitions. From 1982 to 1994, he was Executive Vice-President, Corporate Finance of Sterling & Company, Los Angeles, California, an international investment banking firm. He received his B.A. in European History from the University of California at San Diego in 1973 and attended University of Mexico in 1971 and San Diego City College in 1970.

Board Committees

         The Audit Committee of our Board consists of Joseph Donahue. The Audit Committee reviews our financial statements and accounting practices, makes recommendations to our board regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by our independent auditors. The Compensation Committee of our Board consists of Joseph Donahue. The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for our officers and employees and administers our employee benefit plans.

Compensation Committee Interlocks and Insider Participation

         None of the members of the compensation committee of our board was at any time since our formation one of our officers or employees.

Director Compensation

         Our directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses for attending board and board committee meetings.

CSP Voting Agreement

         Timothy Rosen, our President and Chief Executive Officer, and Leslie Kent, our Chief Financial Officer, agreed to vote all of the shares they own in our common stock to elect one person designated by CSP to our board of directors. Currently, Mr. Rosen and Mr. Kent own more than one-half of our outstanding common stock, even after the exercise of all outstanding options and warrants. As a result, CSP is guaranteed the ability to appoint one member of our board of directors. CSP chose Alexander Lupinetti, Chairman of the Board of Directors and President of CSP, as its designee to our board. Mr. Lupinettti resigned as one of our directors in February 2001. CSP has not yet appointed a new board member.

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The following table shows compensation earned during the fiscal years ended December 31, 2000, 1999 and 1998 by our President and our executive officers who made $100,000 or more last year.

                           Summary Compensation Table


  Name & Principal Position         Year                   Salary ($)

Timothy Rosen, President & CEO      2000                     82,000
                                    1999                          0
                                    1998                          0

Leslie Kent, CFO                    2000                     86,000
                                    1999                          0
                                    1998                          0
                                    ----                          -

Option Grants in Last Fiscal Year

         The following table sets forth information concerning stock options granted to each of the executives named in the Summary Compensation Table for the fiscal year ending December 31, 2000:

                                                                      Percentage of Total
                                                 Number of Shares      of Options Granted       Exercise
                                                    Underlying            to Employees           Price       Expiration
Name                                             Options Granted       During Fiscal Year      Per Share        Date
----                                             ---------------       ------------------      ---------     ---------
Timothy Rosen                                        250,000                  25%                 1.00        4 years
Leslie Kent                                          250,000                  25%                 1.00        4 years

Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values

         The following table sets forth certain information concerning the number of shares of common stock covered by both exercisable and unexercisable stock options as of December 31, 2000. No options granted have been exercised. No options granted are, or have been, in-the-money.


                           Number of Shares Underlying
                              Unexercised Options
                               at Fiscal Year-End
                           ----------------------------
Name                       Exercisable    Unexercisable
----                       -----------    -------------
Timothy Rosen                250,000            0
Leslie Kent                  250,000            0

Compensation Arrangements

         We have not entered into employment contracts with any of our management employees. Mr. Rosen and Mr. Kent have received salaries at the rate of $150,000 per annum since March 1, 2000. Both also receive health insurance and a vehicle allowance.

         Our Litech Limited subsidiary signed a service agreement with Robert Gordon. Under the agreement, Litech will employ Mr. Gordon as its Managing Director at an annual salary of (pound)40,000. Mr. Gordon will also be entitled to participate in employee benefit plans maintained by us or Litech for its executives. The service agreement is to have a term of two years but may be terminated by either party on not less than three months' written notice. The agreement contains a confidentiality provision and provides for limitations on Mr. Gordon's liability to solicit customers, potential customers, suppliers or employees of Litech or to compete with Litech after the service agreement is terminated.

Nonstatutory Stock Option Plan

         In March 2000, our board adopted our Nonstatutory Stock Option Plan. A total of 2,000,000 shares of common stock are currently reserved for issuance under the plan. The plan provides for the grant of options to our officers, employees, consultants and advisors. As of March 15, 2001, we have granted 1,350,000 options under the plan.

         The plan permits the granting of nonstatutory options, which are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The plan is administered by our board or a committee appointed by our board. Subject to the limitations set forth in the plan, our board or committee has the authority to:

         o select the eligible persons to whom grants are to be made,

         o designate the number of shares to be covered by each stock option grant,

         o establish vesting schedules,

         o specify the option exercise price and the type of consideration to be paid upon exercise, and

         o subject to certain restrictions, specify other terms of options granted under the plan.

         Under the plan, shares subject to stock options that have expired or otherwise terminated without having been exercised in full again become available for grant. Upon certain changes in control, all outstanding stock options under the plan must either be assumed or substituted by the surviving entity. In the event the surviving entity does not assume or substitute such stock options, such stock options will be terminated to the extent not exercised prior to such change in control.

Indemnification of Directors and Executive Officers and Limitation of Liability

         Section 145 of the Delaware General Corporation Law authorizes a court to award, or a corporation's board of directors to grant, indemnity to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities (including reimbursement for expenses incurred) arising under the Securities Act. As permitted by the Delaware General Corporation Law, our amended certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, except for liability (1) for any breach of the director's duty of loyalty to our company or our stockholders, (2) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law,
(3) under section 174 of the Delaware General Corporation Law (regarding unlawful dividends and stock purchases) or (4) for any transaction from which the director derived an improper personal benefit.

         As permitted by the Delaware General Corporation Law, our Bylaws provide that we are required to indemnify our directors and officers, consultants and employees to the fullest extent permitted by the Delaware General Corporation Law. Subject to certain very limited exceptions, we are required to advance expenses, as incurred, in connection with a legal proceeding to the fullest extent permitted by the Delaware General Corporation Law, subject to certain very limited exceptions. The rights conferred in our Bylaws are not exclusive. We have not obtained directors' and officers' liability insurance.


--------------------------------------------------------------------------------
                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2001. The information in this table provides the ownership information for:

         o each person known by us to be the beneficial owner of more than 5% of our common stock,

         o each of our directors,

         o each of our executive officers, and

         o our executive officers, directors and director nominees as a group.

         Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address of each person named below is c/o VerticalBuyer, 235 West 56th Street, Suite 17B, New York, New York 10019.

           Name and Address of Owner                Amount of Beneficial Ownership         Percentage Owned*
           -------------------------                ------------------------------         -----------------
Timothy Rosen (1)                                               7,225,000                         41%

Leslie Kent (1)                                                 7,225,000                         41%

CSP, Inc.(2)                                                    4,282,078                         21%
40 Linnell Circle
Billerica, MA 01821-3901

Joseph Donahue(1)                                                 625,000                          4%
83 Meadow Road Crest
Trumbull, CT 06611

All Executive Officers and Directors a group                   15,075,000                         83%
(3 persons)(3).

(1) Includes 250,000 shares of common stock issuable upon exercise of stock options at an exercise price of $1.00 per share, all of which are currently exercisable.

(2) Includes 3,000,000 shares of common stock issuable upon exercise of warrants at an exercise price of $1.00 per share, all of which are currently exercisable.

(3) Includes 750,000 shares of common stock issuable upon exercise of stock options at an exercise price of $1.00 per share, all of which are currently exercisable.

         We have not contacted stock brokerage firms holding shares of our common stock in "street name" to determine whether there are additional substantial holders of our common stock.


--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

Lightseeek Acquisition

         On March 2, 2000, we purchased all the capital stock of Lightseek from its owners, including Tim Rosen, our President, and Leslie Kent, our Chief Financial Officer, for an aggregate of 14,250,000 shares. On that date, we also paid for consulting services, including structuring our acquisition of LightSeek, introduction to CSP and structuring the relationship with CSP, for 375,000 shares of our common stock, 150,000 Class D warrants and $140,000, of which Joseph Donahue, a Director, received the 375,000 shares of common stock and $70,000.

Stock Options

         We have awarded an aggregate of 1,000,000 nonqualified stock options exercisable at $1.00 pursuant to our Year 2000 Option Plan to our directors and an aggregate of 350,000 options to members of our Technical Committee, an advisory committee to our Board, which is comprised of the members of CSP's board of directors, other than Alexander Lupinetti, our former director, and CSP's controller.

CSP Inc. Investment

         On March 2, 2000, we sold 2,000,000 shares of our common stock and common stock purchase warrants (Class A, Class B, Class C and Class D) carrying the right to purchase in the aggregate 3,075,000 of our shares to CSP. The options are exercisable at $1.00 and expire two years after the date of an effective registration statement relating to the underlying shares of our common stock. The Class A warrants are redeemable in the event there is an effective registration statement relating to the underlying shares of our common stock; the Class B warrants are redeemable if the closing price of our common stock on the market on which it trades exceeds $2.00 for a period of twenty consecutive days; and the Class C warrants are redeemable if the closing price of our common stock on the market on which it trades exceeds $3.00 for a period of twenty consecutive days. CSP has distributed as a dividend 717,620 of our shares ratable to the holders of its common stock. The Class D warrants are not redeemable, but are otherwise identical to the other classes of warrants.

Litech Acquisition

         On February 15, 2001, we completed the acquisition of all of the outstanding capital stock of Litech Limited, a UK company. Prior to the acquisition, Litech was owned equally by Robert Gordon, Timothy Rosen and Leslie Kent. Mr. Rosen is our President, Chief Executive Officer and Chairman of the Board and Mr. Kent is our Chief Financial Officer, Secretary and a Director.

         Under the terms of the share sale agreement, Mr. Gordon was issued 500,000 shares of our common stock. Mr. Rosen and Mr. Kent received 50p (1/2 pound) each for their interest in Litech. In addition, Messrs. Gordon, Rosen and Kent will divide equally additional shares of our common stock issued to them under the deferred purchase consideration provisions under the share sale agreement. They shall receive shares of our common stock equal to six times the average of the total after tax profits of Litech for each of the three years ending December 31, 2001, 2002 and 2003 based upon a price of $1.00 per share of our common stock.

         Under the share sale agreement, if we or Litech goes into a threatened liquidation, receivership or bankruptcy or similar events, any time before the deferred purchase consideration is paid, and Litech fails to achieve six times after tax profits of at least $1,000,000 in each of the three years ended December 31, 2001, 2002, and 2003, or prior to March 31, 2004, then Messrs. Gordon, Rose and Kent have the option to repurchase their interest in Litech for the same consideration the actually received from us.

Executive Compensation

         Tim Rosen, President, and Leslie Kent, Treasurer, have each received a salary of $150,000 per annum since March 1, 2000.

         We believe that these transactions were on terms as favorable as could have been obtained from an unaffiliated third party. All future transactions we enter into with our directors, executive officers and other affiliated persons will be on terms no less favorable to us than can be obtained from an unaffiliated party and will be approved by a majority of independent, disinterested members of our board of directors, and who had access, at our expense, to our or independent legal counsel.

         We believe that the terms of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. To the extent we may enter into any agreements with related parties in the future, the board of directors has determined that such agreements must be on similar terms.


--------------------------------------------------------------------------------
                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

Financial Statements                                                        Page
                                                                            ----
Financial Statements of VerticalBuyer, Inc.

       Report of Leslie Sufrin and Company, P.C.                            F-1

       Consolidated Balance Sheet as of December 31, 2000 and 1999          F-2

       Consolidated Statements of Operations for the year ended
       December 31, 2000 and the period from May 13, 1999 (Inception)
       through December 31, 1999                                            F-3

       Consolidated Statement of Shareholders' Equity for the year ended December 31, 2000 and the period from May 13, 1999
       (Inception) through December 31, 1999                                F-4

       Consolidated Statements of Cash Flows for the year ended
       December 31, 2000 and the period from May 13, 1999 (Inception)
       through December 31, 1999                                        F-5-F-6

       Notes to Consolidated Financial Statements                      F-7-F-11

Financial Statement Schedules

         All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

         The following exhibits are included as part of this report:

     Exhibit
      Number                     Title of Document
--------------------------------------------------------------------------------

        3.1       Certificate of Incorporation (1)
        3.2       Amendment to the Certificate of Incorporation (1)
        3.3       By-Laws (1)
        4.1       Specimen Certificate of Common Stock (1)
        4.2       Form of "A" Warrant (1)
        4.3       Form of "B" Warrant (1)
        4.4       Form of "C" Warrant (1)
        4.5       Form of "D" Warrant (1)
       10.1       Securities Purchase and Facilities Agreement (1)
       10.2       Registration Rights Agreement (1)
       10.3       Voting Agreement (1)
       10.4 Share Sale Agreement by and between Tim Rosen, Leslie Kent, Robert Gordon, Lightseek Limited and VerticalBuyer, Inc. dated February 15, 2001 (2)
       10.5       Deed of Indemnity dated February 15, 2001 (2)
       10.6 Service Agreement by and between Litech Limited and Robert Gordon dated February 15, 2001 (2)
       21.1       List of Subsidiaries

---------------------------
*   Filed herewith

(1) Incorporated by reference to Form SB-2, as amended, filed with the Securities and Exchange Commission (SEC File No. 333-34144).

(2) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 1, 2001.

         (b) On March 1, 2001, we filed a Current Report on Form 8-K disclosing the closing of the acquisition of Litech Limited.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 2001

                                    VERTICALBUYER, INC.



                                    By: /s/ TIMOTHY ROSEN
                                        ----------------------------------------
                                            Timothy Rosen
                                            President, Chief Executive Officer
                                            and Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March, 2001.



                                    By: /s/ TIMOTHY ROSEN
                                        ----------------------------------------
                                            Timothy Rosen
                                            President, Chief Executive Officer
                                            and Chairman of the Board



                                    By: /s/ LESLIE KENT
                                        ----------------------------------------
                                            Leslie Kent
                                            Chief Financial Officer and Director



                                    By: /s/ JOSEPH DONAHUE
                                        ----------------------------------------
                                            Joseph Donahue
                                            Director

Exhibit Index:

  Exhibit
  Number                  Title of Document
--------------------------------------------------------------------------------


    3.1       Certificate of Incorporation (1)
    3.2       Amendment to the Certificate of Incorporation (1)
    3.3       By-Laws (1)
    4.1       Specimen Certificate of Common Stock (1)
    4.2       Form of "A" Warrant (1)
    4.3       Form of "B" Warrant (1)
    4.4       Form of "C" Warrant (1)
    4.5       Form of "D" Warrant (1)
   10.1       Securities Purchase and Facilities Agreement (1)
   10.2       Registration Rights Agreement (1)
   10.3       Voting Agreement (1)
   10.4 Share Sale Agreement by and between Tim Rosen, Leslie Kent, Robert Gordon, Lightseek Limited and VerticalBuyer, Inc. dated February 15, 2001 (2)
   10.5       Deed of Indemnity dated February 15, 2001 (2)
   10.6 Service Agreement by and between Litech Limited and Robert Gordon dated February 15, 2001 (2)
   21.1       List of Subsidiaries

---------------------------
*    Filed herewith

(1) Incorporated by reference to Form SB-2, as amended, filed with the Securities and Exchange Commission (SEC File No. 333-34144).

(2) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 1, 2001.

                               VERTICALBUYER, INC.
                          (A Development Stage Company)


                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS:

  Independent Auditor's Report                                               F-1

  Balance Sheet - December 31, 2000 and 1999                                 F-2

  Statements of Income and Other Comprehensive Income -
     Year Ended December 31, 2000 and the Period from
     May 13, 1999 (Inception) through December 31, 2000                      F-3

  Statement of Stockholders' Equity (Deficit) -
     Year Ended December 31, 2000 and the Period from
     May 13, 1999 (Inception) through December 31, 2000                      F-4

  Statements of Cash Flows - Year Ended December 31, 2000 and the
     Period from May 13, 1999 (Inception) through December 31, 2000      F-5-F-6

  Notes to Consolidated Financial Statements                            F-7-F-11

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Stockholders
VerticalBuyer, Inc.
(A Development Stage Company)


We have audited the accompanying consolidated balance sheet of VerticalBuyer, Inc. (a Development Stage Company) (the "Company") as of December 31, 2000, and the related consolidated statements of income and other comprehensive income, stockholders' equity and cash flows for the year then ended and the period from May 13, 1999 (Inception) through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and the consolidated results of its operations and comprehensive income and its cash flows for the periods then ended in conformity with generally accepted accounting principles.


/s/ Leslie Sufrin and Company, P.C.
March 14, 2001
New York, New York

                               VERTICALBUYER, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2000 and 1999

                                                                               2000                   1999
                                                                               ----                   ----
ASSETS                                                                                               (Note)
------
Current assets:
    Cash and equivalents                                                    $   526,171       $            -
    Accounts receivable                                                          17,463                  1,565
    Prepaid expenses                                                             11,865                  7,591
                                                                          -------------          -------------
           Total current assets                                                 555,499                  9,156

Property and equipment, net of accumulated
    depreciation of $63,923 and $7,729                                          208,910                 38,653

Deferred registration costs (Note 5)                                            110,000                      -
Security deposit (Note 4)                                                        50,682                      -
                                                                           ------------       ----------------
                                                                            $   925,091            $    47,809
                                                                            ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------
Current liabilities:
    Cash overdraft                                                    $               -          $         423
    Accounts payable and accrued liabilities                                    169,032                  7,881
    Due to affiliate                                                                  -                 53,069
    Deferred revenue                                                                574                 10,094
                                                                        ---------------            -----------
           Total current liabilities                                            169,606                 71,467

Stockholders' equity (deficit):
    Common stock, $.001 par value; 50,000,000 shares
      authorized, 16,675,000 issued and outstanding                              16,675                      -
    Common stock, $1.615 par value; 100,000 shares
      authorized, 1,000 shares issued and outstanding                                 -                  1,615
    Additional paid-in capital                                                1,938,190                      -
    Translation account                                                          (4,751)                     -
    Retained deficit accumulated during the
      development stage                                                      (1,194,629)               (25,273)
                                                                             ----------            -----------
           Total stockholders' equity (deficit)                                 755,485                (23,658)
                                                                            -----------            -----------
                                                                            $   925,091            $    47,809
                                                                            ===========            ===========

Note: This column represents the December 31, 1999 balance sheet of Lightseek
      Limited ("Lightseek"), the now wholly-owned subsidiary of VerticalBuyer, Inc. (see Note 1), and was derived from the audited financial statements of Lightseek as of such date.

                               VERTICALBUYER, INC.
                          (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF INCOME
                         AND OTHER COMPREHENSIVE INCOME
                      Year Ended December 31, 2000 and the
         Period from May 13, 1999 (Inception) Through December 31, 2000

                                                                                                 May 13, 1999
                                                                      Year Ended             (Inception) Through
                                                                  December 31, 2000            December 31, 2000
                                                                  -----------------            -----------------
Revenues                                                          $        58,928              $       80,873

Cost of sales                                                             105,550                     127,575
                                                                  --------------               --------------

Gross profit                                                              (46,622)                    (46,702)
                                                                  ---------------              --------------

Operating expenses:
    Sales and marketing                                                   194,496                     197,661
    Product development                                                    89,743                     103,429
    General and administrative                                            876,035                     884,377
                                                                   --------------               -------------
      Total operating expenses                                          1,160,274                   1,185,467
                                                                    -------------                ------------

(Loss) from operations                                                 (1,206,896)                 (1,232,169)

Interest income (expense), net                                             37,540                      37,540
                                                                  ---------------              --------------

Net (loss) before other comprehensive income                           (1,169,356)                 (1,194,629)

Other comprehensive income (loss):
    Foreign currency translation adjustment                                (4,751)                     (4,751)
                                                                 ----------------             ---------------

Net (loss)                                                      $      (1,174,107)            $    (1,199,380)
                                                                 ================             ===============

Basic and diluted loss per common share                         $            (.07)
                                                                =================

Weighted average basic and diluted common
      shares outstanding                                               16,639,583
                                                                      ===========

                               VERTICALBUYER, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Year Ended December 31, 2000 and the
         Period from May 13, 1999 (Inception) Through December 31, 2000

                                                                                                            Deficit
                                                     Common Stock                         Additional      Accumulated
                                                 --------------------      Preferred        Paid-in      in Development
                                                 Shares        Amount        Stock          Capital          Stage
                                                 ------        ------      ---------     -----------  -----------------
Recapitalization of Lightseek Limited          14,250,000     $14,250      $      -      $  (12,635)  $         -

Issuance of common stock:
 CSP, Inc.                                      2,000,000       2,000             -       1,998,000             -
 Others                                           425,000         425             -          49,575             -

Acquisition of warrants                                 -           -             -             750             -

Fund raising fees                                       -           -             -         (97,500)            -

Foreign currency translation adjustment                 -           -             -               -             -

Net loss for the period from May 13, 1999
 through December 31, 2000                              -           -             -               -    (1,194,629)
                                               ----------     --------     --------      ----------   -----------

Balance at December 31, 2000                    16,675,000    $16,675      $      -      $1,938,190   $(1,194,629)
                                                ==========    =======      ========      ==========   ===========

                                            Accumulated
                                              Other
                                           Comprehensive
                                              Income           Total
                                          ----------------  ------------
Recapitalization of Lightseek Limited     $     -          $    1,615

Issuance of common stock:
 CSP, Inc.                                      -           2,000,000
 Others                                         -              50,000

Acquisition of warrants                         -                 750

Fund raising fees                               -             (97,500)

Foreign currency translation adjustment    (4,751)             (4,751)

Net loss for the period from May 13, 1999
 through December 31, 2000                      -          (1,194,629)
                                          --------          ----------

Balance at December 31, 2000              $(4,751)         $  755,485
                                          =======          ==========


                             See accompanying notes.

                               VERTICALBUYER, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Year Ended December 31, 2000 and the
         Period from May 13, 1999 (Inception) Through December 31, 2000

                                                                                                 May 13, 1999
                                                                         Year Ended          (Inception) Through
                                                                      December 31, 2000       December 31, 2000
                                                                      -----------------       -----------------
Operating activities:
    Net (loss)                                                           $(1,169,356)               $(1,194,629)
    Adjustments to reconcile net (loss) to net cash
      (used) by operating activities:
        Depreciation of property and equipment                                56,194                     63,923
        Change in operating assets and liabilities:
          Accounts receivable                                                (15,898)                   (17,463)
          Prepaid expenses                                                    (4,274)                   (11,865)
          Security deposits                                                  (50,682)                   (50,682)
          Deferred registration costs                                        (60,000)                   (60,000)
          Accrued expenses                                                   161,151                    169,032
        Deferred revenue                                                      (9,520)                       574
                                                                         -----------                -----------
             Net cash (used) by operating activities                      (1,092,385)                (1,101,110)
                                                                         -----------                -----------

Investing activities:
   Acquisition of property and equipment                                    (226,451)                  (272,833)
                                                                         -----------                -----------
             Net cash (used) by investing activities                        (226,451)                  (272,833)
                                                                         -----------                -----------

Financing activities:
   Proceeds from issuance of common stock                                  2,000,750                  2,002,365
   Repayment of affiliate advances                                           (53,069)                         -
   Fund raising fees                                                         (97,500)                   (97,500)
                                                                         -----------                -----------
             Net cash provided by financing activities                     1,850,181                  1,904,865
                                                                         -----------                -----------

Effect of exchange rate differences on cash and
    cash equivalents                                                          (4,751)                    (4,751)
                                                                         -----------                -----------

Increase in cash and cash equivalents                                        526,594                    526,171

Cash and cash equivalents - beginning of period                                 (423)                         -
                                                                         -----------                -----------

Cash and cash equivalents - end of period                                $   526,171                $   526,171
                                                                         ===========                ===========



                             See accompanying notes.

                               VERTICALBUYER, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Year Ended December 31, 2000 and the
         Period from May 13, 1999 (Inception) Through December 31, 2000
                                   (Continued)

                                                                                                   May 13, 1999
                                                                             Year Ended        (Inception) through
                                                                         December 31, 2000      December 31, 2000
                                                                         -----------------      -----------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                             $           -              $          -
                                                                        =============              ============
   Income taxes                                                         $           -              $          -
                                                                        =============              ============


Supplemental disclosure of non-cash flow financing
  and investing activities:
   Issuance of 50,000 shares of the Company's
     common stock as payment for professional
     services rendered in connection with the
     Company's SB-2 Registration Statement                              $ 50,000                   $          -
                                                                        ========                   ============






                             See accompanying notes.

                               VERTICALBUYER, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


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

                               VERTICALBUYER, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000



Note 2 - Summary of significant accounting policies (continued)
--------------------------------------------------------------

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

Property and equipment
----------------------
Property and equipment is stated at cost. Depreciation of property and equipment is provided by the straight-line method over the estimated useful lives of the respective assets. The Company capitalizes costs incurred in connection with the acquisition or development of internal-use software, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force 2000-02 "Accounting for Web Site Development Costs". Software is depreciated using the straight-line method over 3 years. Additions and major improvements are capitalized, whereas the cost of maintenance and repairs is charged to operations as incurred

Impairment of long-lived assets
-------------------------------
VerticalBuyer evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future discounted cash flows attributable to such assets.

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

                               VERTICALBUYER, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000




Note 2 - Summary of significant accounting policies (continued)
--------------------------------------------------------------

Product development expenses
----------------------------
Product development costs such as content development and editorial management are expensed as incurred.

Foreign currency
----------------
Lightseek's functional currency is the British Pound. The accompanying financial statements have been translated to United States dollars using a year-end rate of exchange for assets and liabilities, and average rates of exchange for revenues and expenses. Translation gains (losses) are included in other comprehensive income and accumulated as a separate component of stockholders' equity.

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

Note 3 - Income taxes
---------------------
At December 31, 2000, VerticalBuyer had net operating loss carryforwards available to offset future Federal and New York State taxable income of approximately $700,000. If not utilized, these carryforwards will expire in 2020.

Deferred tax assets consisted of the following at December 31, 2000:

   Federal and State operating loss carryforwards                $ 280,000
   Valuation allowance                                            (280,000)
                                                                  --------

        Net deferred tax assets                                  $       -
                                                                 =========

Note 4 - Security deposit
-------------------------
In June 2000, the Company placed $50,000 into an interest bearing cash account as a rental security deposit for a residential apartment in New York City.

                               VERTICALBUYER, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000




Note 5 - Deferred registration costs
------------------------------------
As of September 30, 2000, the Company capitalized $110,000 of professional fees incurred in connection with a SB-2/A Registration Statement with the Securities and Exchange Commission. These costs will be charged to additional paid-in capital when the proceeds from the exercise of certain warrants covered by the registration are received.

Note 6 - Stockholders' equity
-----------------------------
On March 1, 2000, VerticalBuyer issued 375,000 shares of its common stock as payment for certain fund raising related consulting services.

On March 2, 2000, VerticalBuyer entered into a Securities Purchase and Facilities Agreement with CSP Inc., a U.S. publicly traded company ("CSPI"), under which CSPI purchased two million shares of VerticalBuyer's common stock and redeemable warrants to purchase up to an additional three million shares of such stock for an aggregate purchase price of $2 million. The three classes of warrants (Class A, Class B and Class C) entitle CSPI, subject to certain conditions and the occurrence of certain events, to purchase up to one million shares each of VerticalBuyer's common stock at an exercise price of $1 per share. These warrants, along with 220,000 Class D warrants which were issued in March 2000 and are also exercisable at $1 per share, are exercisable for a period of two years beginning on the effective date of the Company's SB-2/A Registration Statement covering the underlying shares. On March 2, 2000, VerticalBuyer issued options to purchase up to 1,250,000 shares of its common stock at $1 per share under its 2000 Non-statutory Stock Option Plan. These options expire four years from the date of issuance. In connection with CSPI's acquisition of VerticalBuyer's common stock and redeemable warrants, the Company incurred a fund raising fee of $97,500.

In September 2000, VerticalBuyer issued 50,000 shares of common stock to KGL Investments Ltd ("KGL") as compensation for legal services provided by a firm affiliated with KGL. These services were valued at $1 per share. On January 12, 2001, VerticalBuyer issued 50,000 shares of common stock to a consultant as compensation for services provided under a consulting agreement between the parties. On February 8, 2001, VerticalBuyer issued 166,667 shares of common stock to Adam Gottbetter in lieu of a cash payment for legal services rendered. These services were valued at $20,000.

Note 7 - Loss per share
-----------------------
Loss per share has been determined based on the Company's loss before other comprehensive income divided by the weighted average number of common shares outstanding. Warrants and options to purchase 4,470,000 shares of common stock were outstanding at December 31, 2000, but were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

                                      F-10
Note 8 - Subsequent event
-------------------------
On February 15, 2001, Lightseek acquired all of the outstanding capital stock of Litech Limited ("Litech"), a UK company, with the issuance of 500,000 shares of VerticalBuyer's common stock and a nominal cash payment. Prior to the acquisition, 66.67% of Litech was owned by two of VerticalBuyer's senior executive officers. The stock purchase agreement provides, among other things, for additional deferred consideration in the form of VerticalBuyer's common stock, equal to six times the average of the total after tax profits of Litech for each of the three years ending December 31, 2001, 2002 and 2003 divided by $1.00. Litech is a specialist designer and manufacturer of fiber optic lighting applications for the entertainment, commercial and retail markets.

The following presents unaudited condensed financial information of Litech as of and for the year ended December 31, 2000:

       Income Statement:
          Sales                                                    $756,114
          Gross profit                                              305,719
          Net income (loss)                                         (50,287)

       Balance Sheet:
          Current assets                                             63,769
          Total assets                                               71,147
          Total liabilities                                         263,188
          Stockholders' equity (deficit)                           (192,041)