Form 10QSB
period 2001-03-31
VERTICALBUYER INC
filed 2001-05-11
CIK 1109879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          |X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                       or

          | |      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission file number 333-34144

                               VERTICALBUYER, INC.
        (Exact name of small business issuer as specified in its charter)

Delaware                                                       98-0216911
--------                                                       ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

235 West 56th Street, Suite 17B, New York, New York             10019
---------------------------------------------------             -----
 (Address of principal executive offices)                     (Zip Code)

                                 (646) 286-0516
                (Issuer's telephone number, including area code)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of May 8, 2001, there were 17,391,667 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                               VERTICALBUYER, INC.
                 MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                    Page Number

          Special Note Regarding Forward-Looking Statements ..................3

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements ...............................................4
Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................16

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................20
Item 2.   Changes in Securities and Use of Proceeds..........................20
Item 3.   Defaults Upon Senior Securities....................................20
Item 4.   Submission of Matters to a Vote of Security Holders................20
Item 5.   Other Information..................................................20
Item 6.   Exhibits and Reports on Form 8-K...................................20



         References in this report to "we", "us", "our" and similar terms means VerticalBuyer, Inc., a Delaware corporation, and its wholly owned subsidiaries.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet - March 31, 2001 and December 31, 2000.....5
        Consolidated Statements of Income -
           Three Months Ended March 31, 2001 and 2000 ........................6
        Consolidated Statement of Stockholders' Equity
           Three Months Ended March 31, 2001..................................7
        Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2001 and 2000 ......................8-9
        Notes to Consolidated Financial Statements........................10-15

                               VERTICALBUYER, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                         March 31,    December 31,
                                                          2001           2000
                                                       -----------    -----------
ASSETS                                                 (Unaudited)    (See Note)
------
Current assets:
    Cash and equivalents                               $   300,524    $   526,171
    Accounts receivable                                    107,447         17,463
    Inventory                                               23,466             --
    Prepaid expenses                                         4,786         11,865
                                                       -----------    -----------
           Total current assets                            436,223        555,499

Property and equipment, net of accumulated
    depreciation of $86,659 and $63,923                    192,390        208,910
Intangible assets (Note 4)                                 227,299             --
Deferred registration costs (Note 6)                       110,000        110,000
Security deposit (Note 5)                                   50,850         50,682
                                                       -----------    -----------
                                                       $ 1,016,762    $   925,091
                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
    Accounts payable and accrued liabilities           $   358,064    $   169,032
    Deferred revenue                                            --            574
                                                       -----------    -----------
           Total current liabilities                       358,064        169,606

Stockholders' equity (deficit):
    Common stock, $.001 par value; 50,000,000 shares
      authorized, 17,391,667 and 16,675,000
      issued and outstanding                                17,392         16,675
    Additional paid-in capital                           2,008,670      1,938,190
    Accumulated other comprehensive (loss)                 (34,705)        (4,751)
    Accumulated deficit                                 (1,332,659)    (1,194,629)
                                                       -----------    -----------
           Total stockholders' equity                      658,698        755,485
                                                       -----------    -----------
                                                       $ 1,016,762    $   925,091
                                                       ===========    ===========


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.












                             See accompanying notes.

                               VERTICALBUYER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                            Three Months Ended March 31,
                                            ----------------------------
                                                 2001           2000
                                            ------------    ------------

Revenues                                    $    134,545    $     10,320

Cost of sales                                     54,789           7,094
                                            ------------    ------------

Gross profit                                      79,756           3,226
                                            ------------    ------------

Operating expenses:
    Sales and marketing                            3,111          15,227
    Product development                            7,289          36,248
    General and administrative                   208,690         145,795
    Amortization of intangible assets              1,430              --
                                            ------------    ------------
      Total operating expenses                   220,520         197,270
                                            ------------    ------------

(Loss) from operations                          (140,764)       (194,044)

Interest income (expense), net                     2,734           7,358
                                            ------------    ------------

Net (loss)                                  $   (138,030)   $   (186,686)
                                            ============    ============

Basic and diluted loss per common share     $       (.01)   $       (.01)
                                            ============    ============

Weighted average basic and diluted common
      shares outstanding                      17,033,334      16,625,000
                                            ============    ============






















                             See accompanying notes.

                               VERTICALBUYER, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 2001
                                   (Unaudited)



                                                                                                        Accumulated
                                         Common Stock                       Additional                     Other
                                  -------------------------    Preferred      Paid-in     Accumulated   Comprehensive
                                     Shares        Amount        Stock        Capital      (Deficit)       Income          Total
                                  -----------   -----------   -----------   -----------   -----------   -------------    ----------

Balance at January 1, 2001         16,675,000     $16,675     $        --   $1,938,190   $(1,194,629)     $ (4,751)      $ 755,485

Issuance of common stock:
 Litech shareholder                   500,000         500              --       49,500            --            --          50,000

 Others                               216,667         217              --       20,980            --            --          21,197

Foreign currency translation
   adjustment                              --          --              --           --            --       (29,954)        (29,954)

Net loss                                   --          --              --           --      (138,030)           --        (138,030)
                                  -----------     -------     -----------   ----------   -----------      --------       ---------
Balance at March 31, 2001          17,391,667     $17,392     $        --   $2,008,670   $(1,332,659)     $(34,705)      $(658,698)
                                  ===========     =======     ===========   ==========   ===========      ========       =========










                             See accompanying notes.

                               VERTICALBUYER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Three Months Ended March 31,
                                                           ---------------------------
                                                               2001           2000
                                                            -----------    -----------
Operating activities:
    Net (loss)                                              $  (138,030)   $  (186,686)
    Adjustments to reconcile net (loss) to net cash
      (used) by operating activities:
        Depreciation of property and equipment                   23,938         16,791
        Amortization of intangible assets                         1,430             --
        Consulting fees paid with common stock                    6,000             --
        Change in operating assets and liabilities, net
          of effects of business acquired:
             Accounts receivable                                 (9,655)       (90,668)
             Inventory                                          (14,024)            --
             Prepaid expenses                                     7,079         (4,569)
             Security deposits                                     (168)            --
             Accounts payable and accrued liabilities           (71,689)       130,295
             Deferred revenue                                      (574)        81,363
                                                            -----------    -----------
                Net cash (used) by operating activities        (195,693)       (53,474)
                                                            -----------    -----------

Investing activities:
   Acquisition of property and equipment                             --       (151,823)
                                                            -----------    -----------
                Net cash (used) by investing activities              --       (151,823)
                                                            -----------    -----------

Financing activities:
   Proceeds from issuance of common stock                            --      2,000,000
   Repayment of affiliate advances                                   --         (3,732)
   Fund raising fees                                                 --        (97,500)
                                                            -----------    -----------
                Net cash provided by financing activities            --      1,898,768
                                                            -----------    -----------

Effect of exchange rate differences on cash and
    cash equivalents                                            (29,954)         1,651
                                                            -----------    -----------

Increase (decrease) in cash and cash equivalents               (225,647)     1,695,122

Cash and cash equivalents - beginning of period                 526,171           (423)
                                                            -----------    -----------

Cash and cash equivalents - end of period                   $   300,524    $ 1,694,699
                                                            ===========    ===========











                             See accompanying notes.

                               VERTICALBUYER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)



                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                       2001               2000
                                                                       ----               ----
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                       $  1,426           $     141
                                                                     ========           =========
      Income taxes                                                   $     --           $      --
                                                                     ========           =========


Supplemental disclosure of non-cash flow financing
  and investing activities:
      Issuance of 500,000 shares of VerticalBuyer's
        common stock in connection with the acquisition
        of Litech Limited                                            $ 50,000           $      --
                                                                     ========           =========




                             See accompanying notes.

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000




Note 1 - Organization, nature of business and basis of presentation
--------------------------------------------------------------------

The consolidated financial statements include the accounts of VerticalBuyer, Inc. ("VerticalBuyer") and its wholly owned subsidiaries Lightseek Limited ("Lightseek") and Litech Limited ("Litech"). Vertical Buyer, a Delaware corporation, was incorporated on September 24, 1999 and on March 1, 2000 issued 14,250,000 shares of its common stock to the shareholders of Lightseek in exchange for all of the outstanding common stock of Lightseek. On February 15, 2001, Lightseek acquired all of the outstanding common stock of Litech. VerticalBuyer, Lightseek and Litech are collectively referred to as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The operating results for the three-month periods ended March 31 are not necessarily indicative of the results that may be expected for a full year. The acquisition of Litech has been accounted for under the purchase method, and, accordingly, Litech's operations have been included in the Company's consolidated financial statements from its date of acquisition.

Lightseek is principally engaged in the development of Internet sites designed to exploit Business-to-Business e-commerce opportunities within the global commercial electrical and lighting markets. Litech is a specialist designer and manufacturer of fiber optic lighting applications for the entertainment, commercial and retail markets.

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

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000


Note 2 - Summary of significant accounting policies (continued)
---------------------------------------------------------------

Concentrations of credit risk
-----------------------------
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company currently places all of its cash with five financial institutions and believes it is not exposed to any significant credit risk on cash. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history. The Company since inception has not incurred any credit losses and believes that its trade accounts receivable credit risk exposure is limited.

Inventories
-----------
Inventories are valued at the lower of cost or market, using the weighted average method.

Property and equipment
----------------------
Property and equipment is stated at cost. Depreciation of property and equipment is provided by the straight-line method over the estimated useful lives of the respective assets. The Company capitalizes costs incurred in connection with the acquisition or development of internal-use software, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force 2000-02 "Accounting for Web Site Development Costs". Software is depreciated using the straight-line method over 3 years. Additions and major improvements are capitalized, whereas the cost of maintenance and repairs is charged to operations as incurred.

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

Revenue recognition
-------------------
Lightseek's revenues are derived principally from the sale of banner and sponsorship advertisements. Advertising revenues from both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed. Auction revenues consist of seller placement and success fees. Revenues related to placement fees are recognized at the time the item is listed. Success fees are recognized at the time that the transaction is successfully concluded. Success fees are calculated as a percentage of the gross value of the auction sales transaction.

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

Note 2 - Summary of significant accounting policies (continued)
--------------------------------------------------------------

Revenue recognition (continued)
-------------------------------
Litech's revenues are principally derived from the design, manufacture and installation of fiber optic lighting equipment. These revenues are generally recognized upon the completion, installation and/or shipment of such products and/or services.

Cost of sales
-------------
Lightseek's cost of sales consists of expenses associated with the production of the Company's online media properties. These costs consist primarily of Web-site hosting and customer service charges, hardware maintenance and the depreciation of purchased software and computer equipment.

Litech's cost of goods sales consist of lighting component purchases and direct labor charges.

Product development expenses
----------------------------
Product development costs such as content development and editorial management are expensed as incurred.

Foreign currency
----------------
Lightseek's and Litech's functional currency is the British Pound. The accompanying financial statements have been translated to United States dollars using a year-end rate of exchange for assets and liabilities, and average rates of exchange for revenues and expenses. Translation gains (losses) are included in other comprehensive income and accumulated as a separate component of stockholders' equity.

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

Note 3 - Income taxes
---------------------

At March 31, 2001, VerticalBuyer had net operating loss carryforwards available to offset future Federal and New York State taxable income of approximately $750,000. If not utilized, these carryforwards will expire at various dates through 2022.

At March 31, 2001, Litech had net operating loss carryforwards available to offset future taxable income of approximately $106,000. These carryforwards do not expire.

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000


Note 3 - Income taxes (continued)
--------------------------------

Deferred tax assets consisted of the following at:

                                                                  March 31,    December 31,
                                                                    2001          2000
                                                                    ----       ------------

   Federal, State and foreign operating loss carryforwards        $321,200      $280,000
   Valuation allowance                                            (321,200)     (280,000)
                                                                  --------      --------
        Net deferred tax assets                                   $     --      $     --
                                                                  ========      ========

Note 4 - Intangible assets
--------------------------

Intangible assets consisted of the following at:

                                                    March 31,    December 31,
                                                      2001          2000
                                                      ----       ------------

   Goodwill                                         $228,729        $     --
   Accumulated amortization                           (1,430)             --
                                                    --------      ----------
                                                    $227,299        $     --
                                                    ========      ==========

On February 15, 2001, Lightseek acquired all of the outstanding capital stock of Litech with the issuance of 500,000 shares of VerticalBuyer's common stock and a nominal cash payment. Prior to the acquisition, 66.67% of Litech was owned by two of VerticalBuyer's senior executive officers. The stock purchase agreement provides, among other things, for additional deferred consideration in the form of VerticalBuyer's common stock, equal to six times the average of the total after tax profits of Litech for each of the three years ending December 31, 2001, 2002 and 2003 divided by $1.00.

The following table presents the significant elements of this transaction:

       Fair value of stock exchanged                $ 50,000
       Liabilities assumed:
         Account payable and accruals                275,392
         Accrued compensation                            748
                                                    --------
                                                     326,140
       Less assets acquired:
         Accounts receivable                         (80,329)
         Inventory                                    (9,441)
         Property and equipment                       (7,641)
                                                    --------

       Goodwill                                     $228,729
                                                    ========

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000



Note 5 - Security deposit
-------------------------

In June 2000, the Company placed $50,000 into an interest bearing cash account as a rental security deposit for a residential apartment in New York City.

Note 6 - Deferred registration costs
------------------------------------

In September 2000, the Company capitalized $110,000 of professional fees in connection with a SB-2/A Registration Statement with the Securities and Exchange Commission. These costs will be charged to additional paid-in capital when the proceeds from the exercise of certain warrants covered by the registration are received.

Note 7 - Stockholders' equity
-----------------------------

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

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000


Note 8 - Loss per share
-----------------------

Loss per share has been determined based on the Company's net loss divided by the weighted average number of common shares outstanding. Warrants and options to purchase 4,470,000 shares of common stock were outstanding at March 31, 2001, but were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

Note 9 - Business segment information
-------------------------------------

Pursuant to the Company's acquisition of Litech on February 15, 2001, the Company's operations were segregated into two business segments. These segments consist of business to business Internet site operations (Lightseek) and the design and manufacture of fiber optic lighting applications (Litech). Lightseek currently operates in both the United States and Europe. Litech's products and services are marketed and sold almost exclusively in Europe. The following summarizes, by business segment, the sales and operating income (loss) figures reflected in the accompanying consolidated financial statements:

                                           Three Months Ended March 31,
                                          -----------------------------
                                             2001                2000
                                          ---------           ---------
      Sales:
        Internet activities               $     579           $  10,320
        Fiber optic lighting                133,966                  --
        General corporate                        --                  --
                                          ---------           ---------

                                          $ 134,545           $  10,320
                                          =========           =========

      Operating income (loss):
        Internet activities               $(137,592)          $(151,795)
        Fiber optic lighting                 70,859                  --
        General corporate                   (68,919)            (42,249)
                                          ---------           ---------

                                          $(135,652)          $(194,044)
                                          =========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report, which are not statements of historical fact, are forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on Page 3.

Overview

Lightseek Limited

         We develop and operate business-to-business Internet e-commerce sites in vertical market sectors. Our initial focus will be in the global commercial lighting market.

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

         Most of our previous income arose from advertising and fees derived from auction sales.

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

         We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce.

Litech Limited

         On February 15, 2001, Lightseek acquired all of the outstanding common stock of Litech Limited a designer and manufacturer of fiber optic lighting applications for the entertainment, commercial and retail markets. Litech is involved in all stages of the fiber optic lighting process, from design and specification to manufacture of specialist fittings and installation. Litech's technology produces multiple streams of light from a single remote light source with the possibility to create numerous special effects. The acquisition of Litech Limited has been accounted for under the purchase method and, accordingly, their results of operations have been included in our consolidated financial statements from its date of acquisition.

         Prior to its acquisition, Litech was owned equally by Robert Gordon, Timothy Rosen and Leslie Kent. Under the terms of the acquisition agreement, Mr. Gordon was issued 500,000 shares of Verticalbuyer's common stock for his interest in Litech. In connection with the acquisition, Litech signed a two-year service agreement with Robert Gordon under which Litech will employ Mr. Gordon as its Managing Director at an annual salary of (pounds) 40,000.

         It is difficult for us to forecast our revenues or earnings accurately. We believe that future period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance as we have and will have no backlog of orders. Our operating results in one or more future quarters may fall below investor expectations.

Results of Operations

         The following table sets forth for the three months ended March 31, 2001 and 2000 certain data from our statements of income. The operating results are not necessarily indicative of the results that may be expected for any future period.

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2001             2000
                                                                   ---------        ---------
Net revenues .................................................     $ 134,545        $  10,320
Cost of net revenues .........................................        54,789            7,094
                                                                   ---------        ---------
Gross profit .................................................        79,756            3,226
                                                                   ---------        ---------
Operating expenses:
   Sales and marketing .......................................         3,111           15,227
   Product development .......................................         7,289           36,248
   General and administrative ................................       208,690          145,795
   Amortization of intangible assets .........................         1,430               --
                                                                   ---------        ---------
      Total operating expenses ...............................       220,520          197,270
                                                                   ---------        ---------
(Loss) from operations .......................................      (140,764)        (194,044)
Interest income (expense), net ...............................         2,734            7,358
                                                                   ---------        ---------
Net (loss) before other comprehensive income .................     $(138,030)       $(186,686)
                                                                   =========        =========


Revenues
            Consolidated revenues were $134,545 and $10,320 for the three months ended March 31, 2001 and 2000, respectively. Revenues for the three months ended March 31, 2001 were comprised of $133,966 and $579 from Litech and Lightseek, respectively. Sales in future periods will be of an unknown mix of commissions from auction sales, site sponsorships, advertising revenues and sales of fiber optic lighting equipment and fixtures.

Cost of Sales
         Cost of sales were $54,789 and $7,094 for the three months ended March 31, 2001 and 2000, respectively. Cost of sales for the three months ended March 31, 2001 consisted of $20,705 and $30,454 for Litech and Lightseek, respectively. Lightseek's cost of sales consist principally of Internet service provider connectivity charges and the amortization of capitalized hardware and software costs. Litech's costs consist of purchases of lighting components and direct labor costs.

Sales and Marketing Expense
         Sales and marketing expenses were $3,111 and $15,227 for the three months ended March 31, 2001 and 2000, respectively. Lightseek incurred all of these expenses. They consist of various sales and marketing activities, including public relations, advertising and other promotional events.

Product Development Expense
         Product development expenses were $7,289 and $36,248 for the three months ended March 31, 2001 and 2000, respectively. These expenses were all incurred by Lightseek and consist principally of payments for editorial and technical support, web site operations, advertising production, and consulting costs related to enhancing the features of its web sites. Product development costs are generally expensed as incurred, except for certain costs relating to the acquisition or development of internal-use software which are capitalized in accordance with Emerging Issues Task Force ("EITF") No. 2000-02 "Accounting for Web Site Development Costs".

General and Administrative Expense
         Our general and administrative expenses amounted to $208,690 and $145,795 for the three months ended March 31, 2001 and 2000, respectively. This expense category consists of consulting fees related to the overall strategic development and marketing of our websites as well as compensation and travel and entertainment expense reimbursements paid to Tim Rosen and Leslie Kent for business development, contract negotiations, and other general corporate purposes. Litech's general and administrative expenses for the period from February 15 to March 31, 2001 amounted to $41,349 and consisted of executive wages and facility rental costs.

Liquidity and Capital Resources

         The initial cash funding of both www.lightseek.com and www.lightingbuyer.com was principally undertaken by Tim Rosen and Leslie Kent, our founding stockholders. As a result, we did not incur any principal debt during the period. Thus, our cash flow has no meaningful significance in terms of future developments.

         Capital expenditures to date consist substantially of the acquisition and development of web site related hardware and software.

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

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         On March 1, 2001, we filed a Current Report on Form 8-K disclosing the closing of the acquisition of Litech Limited.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VERTICALBUYER, INC.


Dated: May 10, 2001                      By:  /s/ TIMOTHY ROSEN
                                             ------------------
                                         Timothy Rosen
                                         President and Chief Executive Officer


Dated: May 10, 2001                      By:  /s/ LESLIE KENT
                                             ----------------
                                         Leslie Kent
                                         Chief Financial Officer