Form 10QSB
period 2001-06-30
VERTICALBUYER INC
filed 2004-06-30
CIK 1109879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               |X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                                       or

             |   |      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission file number 333-34144

                               VERTICALBUYER, INC.
        (Exact name of small business issuer as specified in its charter)

                         Delaware                    98-0216911
             --------------------------------        ----------
              (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)
             ------------------------------     -------------------

             c/o Gottbetter & Parnters, LLP
              488 Madison Avenue, 12th Floor
                   New York, New York                   10022
             -------------------------------            -----
        (Address of principal executive offices)      (Zip Code)

                                 (212) 400-6900
                (Issuer's telephone number, including area code)

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

As of June 30, 2004, there were 17,391,667 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                                       VERTICALBUYER, INC.
                          JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                        TABLE OF CONTENTS

                                                                                      Page Number
                                                                                      -----------
Special Note Regarding Forward-Looking Statements           .. . . . . . . . . . . .            3

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .            4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
Operations                        .. . . . . . . . . . . . . . . . . . . . . . . . .            5

Item 3.   Control and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . .            5

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6


Item 2.   Changes in Securities and Use of Proceeds            . . . . . . . . . . .            6


Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . .            6


Item 4.   Submission of Matters to a Vote of Security Holders        . . . . . . . .            6


Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6


Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .            6

     References in this report to "we", "us", "our" and similar terms means VerticalBuyer, Inc., a Delaware corporation, and its wholly owned subsidiaries.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS

                                                                                            Page Number
                                                                                            -----------
Consolidated Balance Sheet for period ended June 30, 2001. . . . . . . . . . . . . . . . .  F-1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June
30, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000. . .  F-4

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  F-5 - F-6


                               VERTICALBUYER, INC.
                               -------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                  JUNE 30, 2001
                                 --------------
                                   (Unaudited)
                                   -----------


                                ASSETS
                                ------

Current Assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $    67,533
  Net assets of discontinued operations . . . . . . . .      137,538
                                                         ------------

                                                         $   205,071
                                                         ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses . . . . . . . .  $   113,345
                                                         ------------
    Total current liabilities . . . . . . . . . . . . .      113,345
                                                         ------------

Stockholders' deficit:
  Common stock, $.001 par value; 50,000,000 authorized,
    17,391,667 issued and outstanding . . . . . . . . .       17,392
  Additional paid-in capital. . . . . . . . . . . . . .    2,008,670
  Accumulated other comprehensive loss. . . . . . . . .      (31,191)
  Accumulated deficit . . . . . . . . . . . . . . . . .   (1,903,145)
                                                         ------------

    Total stockholders' deficit . . . . . . . . . . . .       91,726
                                                         ------------

                                                         $   205,071
                                                         ============

                        See notes to financial statements


                                      VERTICALBUYER, INC.
                                      -------------------

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             -------------------------------------
                                          (Unaudited)
                                          -----------


                                        Three Months Ended June 30, Six Months Ended June 30,
                                        --------------------------  --------------------------
                                            2001          2000          2001          2000
                                        ------------  ------------  ------------  ------------
Revenues . . . . . . . . . . . . . . .  $         -   $         -   $         -   $         -

Cost of Sales. . . . . . . . . . . . .            -             -             -             -
                                        ------------  ------------  ------------  ------------

  GROSS PROFIT . . . . . . . . . . . .            -             -             -             -
                                        ------------  ------------  ------------  ------------

Expenses:
  Selling, general and administrative.      237,950       268,527       305,439       324,395
  Interest income, net . . . . . . . .         (928)      (20,111)       (3,662)      (27,469)
                                        ------------  ------------  ------------  ------------

  Total operating expenses . . . . . .      237,022       248,416       301,777       296,926
                                        ------------  ------------  ------------  ------------

Loss from continuing operations. . . .     (237,022)     (248,416)     (301,777)     (296,926)
Loss from discontinued operations. . .     (333,464)     (147,140)     (406,739)     (298,934)
                                        ------------  ------------  ------------  ------------

  NET (LOSS) . . . . . . . . . . . . .  $  (570,486)  $  (395,556)  $  (708,516)  $  (595,860)
                                        ============  ============  ============  ============


NET LOSS PER WEIGHTED AVERAGE
  SHARES OUTSTANDING -
  Basic and diluted
    Continuing operations. . . . . . .  $     (0.01)  $     (0.01)  $     (0.02)  $     (0.02)
    Discontinued operations. . . . . .        (0.02)        (0.01)        (0.02)        (0.02)
                                        ------------  ------------  ------------  ------------
                                        $     (0.03)  $     (0.02)  $     (0.04)  $     (0.04)
                                        ============  ============  ============  ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING. . . . . . . . . . . . .   17,033,334    16,625,000    17,033,334    16,625,000
                                        ============  ============  ============  ============

                        See notes to financial statements


                                 VERTICALBUYER, INC.
                                 -------------------

                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   -----------------------------------------------
                                     (Unaudited)
                                     -----------


                                        Three Months Ended      Six Months Ended
                                             June 30,                June 30,
                                      ----------------------  ----------------------
                                         2001        2000        2001        2000
                                      ----------  ----------  ----------  ----------
NET LOSS . . . . . . . . . . . . . .  $(570,486)  $(395,556)  $(708,516)  $(595,860)

  Other comprehensive income (loss),

     Foreign translation adjustment.     (6,610)          -     (26,440)          -
                                      ----------  ----------  ----------  ----------

  Comprehensive loss . . . . . . . .  $(577,096)  $(395,556)  $(734,956)  $(595,860)
                                      ==========  ==========  ==========  ==========

                        See notes to financial statements


                                    VERTICALBUYER, INC.
                                    -------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                        (Unaudited)
                                        -----------

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                      2001        2000
                                                                   ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(301,777)  $ (296,926)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Loss from discontinued operations . . . . . . . . . . . . . .   (406,739)    (298,934)
    Depreciation and amortization . . . . . . . . . . . . . . . .          -       35,126
    Write off of deferred registration costs. . . . . . . . . . .    110,000            -

    Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . .          -      (54,114)
      Prepaid expenses and other current assets . . . . . . . . .          -       (1,523)
      Security deposits . . . . . . . . . . . . . . . . . . . . .          -      (50,000)
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . .          -       89,318
      Accounts payable and accrued liabilities. . . . . . . . . .    (23,420)           -
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . .          -       66,525
                                                                   ----------  -----------

NET CASH USED IN CONTINUING OPERATING ACTIVITIES. . . . . . . . .   (621,936)    (510,528)
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES. . . . . .    202,477            -
                                                                   ----------  -----------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . .   (419,459)    (510,528)
                                                                   ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment . . . . . . . . . . . . .          -     (169,571)
                                                                   ----------  -----------
    NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . .          -     (169,571)
                                                                   ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock (net). . . . . . . . . .          -    1,902,500
  Repayment of affiliate advances . . . . . . . . . . . . . . . .          -      (53,069)
                                                                   ----------  -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . .          -    1,849,431
                                                                   ----------  -----------

Effect of exchange rate differences on cash and cash equivalents.    (26,440)      13,618
                                                                   ----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . .   (445,899)   1,182,950

CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . .    513,432         (423)
                                                                   ----------  -----------

CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . .  $  67,533   $1,182,527
                                                                   ==========  ===========

                        See notes to financial statements

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10 - QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001 are included.

The results of operations for the three month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Vertical Buyer, ("the Company") a Delaware corporation, was incorporated on September 24, 1999 and on March 1, 2000 issued 14,250,000 shares of its common stock to the shareholders of Lightseek Limited in exchange for all of the outstanding common stock of Lightseek Limited. On February 15, 2001, Lightseek Limited acquired all of the outstanding common stock of Litech Limited. The acquisition of Litech has been accounted for under the purchase method, and, accordingly, Litech's operations have been included in the Company's consolidated financial statements from its date of acquisition. Lightseek is principally engaged in the development of Internet sites designed to exploit Business-to-Business e-commerce opportunities within the global commercial electrical and lighting markets. Litech is a specialist designer and manufacturer of fiber optic lighting applications for the entertainment, commercial and retail markets. In September 2001 the Company discontinued the operations of both Lightseek Limited and Litech Limited.

Use  of  estimates
------------------

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash  and  cash  equivalents
----------------------------

The Company considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements of the Company include those of the Company and of each of its subsidiaries for the periods in which the subsidiaries were owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Stock  Options
--------------

Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123," amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based compensation to employees and directors using the intrinsic value method of accounting as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's Consolidated Statements of Operations

Loss  per  share
----------------

Loss per share has been determined based on the Company's net loss divided by the weighted average number of common shares outstanding. Warrants and options to purchase 4,470,000 shares of common stock were outstanding at December 31, 2001, but were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

Foreign  currency
-----------------

The assets and liabilities of the foreign subsidiary are translated at current exchange rates and their related revenues and expenses at average exchange rates in effect during the period. Resulting translation adjustments, are recorded as a separate component of stockholders' deficit while foreign currency transaction gains and losses are included in operations.

Income  taxes
-------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Overview

     VerticalBuyer, ("the Company") a Delaware corporation, was incorporated on September 24, 1999 and on March 1, 2000 issued 14,250,000 shares of its common stock to the shareholders of Lightseek Limited in exchange for all of the outstanding common stock of Lightseek Limited. On February 15, 2001, Lightseek Limited acquired all of the outstanding common stock of Litech Limited. Lightseek was principally engaged in the development of Internet sites designed to exploit Business-to-Business e-commerce opportunities within the global commercial electrical and lighting markets. Litech was a specialist designer and manufacturer of fiber optic lighting applications for the entertainment, commercial and retail markets. In September 2001, the Company discontinued the operations of both Lightseek Limited and Litech Limited.

VerticalBuyer is seeking to specialize in the creation of Internet based news sites dedicated to specific industries. Lightseek was our first website developed for the commercial lighting industry. Subsequently, other lighting sites were also tested, including an auction site for the global market. Following a consolidation of these sites, we are currently evaluating how to re-launch Lightseek, which we believe is the brand-name that has the greatest franchise in the market.This evaluation of strategy will require no capital commitment by the company and the comapny will continue to have no payroll obligations.

However, management believes that we will require additional funding for working capital in order to sustain our operations while we seek opportunities. Such financing is expected to be through the sale of common stock and or debt issuances. However, we do not have any commitment from any sources to raise this capital. If management is unable to generate external financing, we will not be able to proceed with our business plan, and accordingly operations would have to be curtailed. As of September 30, 2001, we had no cash and no assets.

Results  of  Operation

Three  Months  Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

     Selling, general and administrative expenses were $237,950 for the three months ended June 30, 2001 as compared to $268,527 for three months ended June 30, 2000. This decrease was a result of reduced business activity.

Six  Months  Ended  June  30,  2001  Compared  to Six Months Ended June 30, 2000

     Selling, general and administrative expenses were $305,439 for the six months ended June 30, 2001 as compared to $324,395 for the six months ended June 30, 2000. This decrease was a result of reduced business activity.

ITEM  3.   CONTROLS  AND  PROCEDURES

     Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer has concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report. During the period covered by this report, there have not been any significant changes in our internal controls or, to my knowledge, in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None.

ITEM  3.  DEFAULTS  IN  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)      Exhibits:

Exhibit No.  Description of Exhibit
-----------  ---------------------------------------------------------------------
   31.1      Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

   31.2      Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

   32.1      Section 1350 Certification of Chief Executive Officer

   32.2      Section 1350 Certification of Chief Financial Officer

(b)      Reports  on  Form  8-K:

     No reports on Form 8-K were filed during the period represented by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VERTICALBUYER,  INC.


Dated:  June 30, 2004

                              By:  /s/ Timothy  Rosen
                                   -----------------------------------------
                                   Timothy  Rosen
                                   President  and  Chief  Executive  Officer


Dated:  June 30, 2004

                              By:  /s/ Leslie  Kent
                                   -----------------------------------------
                                   Leslie  Kent
                                   Chief  Financial  Officer