Form 10QSB
period 2001-09-30
VERTICALBUYER INC
filed 2004-07-02
CIK 1109879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

                                       or

             |   |      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission File Number 333-34144

                               VERTICALBUYER, INC.
        (Exact name of small business issuer as specified in its charter)

                         Delaware                    98-0216911
             --------------------------------        ----------
              (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)
             ------------------------------     -------------------

             c/o Gottbetter & Partners, LLP
             488 Madison Avenue, 12th Floor
                   New York, New York                   10022
                   ------------------                   -----
        (Address of principal executive offices)      (Zip Code)

                                 (212) 400-6900
                (Issuer's telephone number, including area code)

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

     As of July 2, 2004, there were 17,391,667 shares of the registrant's common stock, par value $0.001 issued and outstanding.


                                       VERTICALBUYER, INC.
                       SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

                                        TABLE OF CONTENTS

                                                                                      Page Number
                                                                                      -----------
Special Note Regarding Forward-Looking Statements. . . . . . . . . . . . . . . . . .            3

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .            4

Item 2.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . .            5

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . .            5

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6

Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity
          Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . .            6

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . .            6

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .            6

     References in this report to "we", "us", "our" and similar terms means VerticalBuyer, Inc., a Delaware corporation, and its wholly owned subsidiaries.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS

                                                                                         Page Number
                                                                                         -----------

Consolidated Balance Sheet for period ended September 30, 2001. . . . . . . . . . . . .  F-1

Consolidated Statements of Operations for the Three and Nine Months Ended September 30,
2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended
September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001
and 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . .  F-5 - F-6


                               VERTICALBUYER, INC.
                               -------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                SEPTEMBER 30, 2001
                               -------------------
                                   (Unaudited)
                                   -----------


                                ASSETS
                                ------

Current Assets:
  Cash                                                   $         -
                                                         ------------

                                                         $         -
                                                         ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses . . . . . . . .  $   112,345
                                                         ------------
    Total current liabilities . . . . . . . . . . . . .      112,345
                                                         ------------

Stockholders' deficit:
  Common stock, $.001 par value; 50,000,000 authorized,
    17,391,667 issued and outstanding . . . . . . . . .       17,392
  Additional paid-in capital. . . . . . . . . . . . . .    2,008,670
  Accumulated deficit . . . . . . . . . . . . . . . . .   (2,139,407)
                                                         ------------

    Total stockholders' deficit . . . . . . . . . . . .     (113,345)
                                                         ------------

                                                         $         -
                                                         ============

                 See notes to consolidated financial statements


                                     VERTICALBUYER, INC.
                                     -------------------

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            -------------------------------------
                                         (Unaudited)
                                         -----------


                                           Three Months Ended           Nine Months Ended
                                              Septmeber 30,               September 30,
                                       --------------------------  --------------------------
                                           2001          2000          2001          2000
                                       ------------  ------------  ------------  ------------
Revenues. . . . . . . . . . . . . . .  $         -   $         -   $         -   $         -

Cost of Sales . . . . . . . . . . . .            -             -             -             -
                                       ------------  ------------  ------------  ------------

  GROSS PROFIT. . . . . . . . . . . .            -             -             -             -
                                       ------------  ------------  ------------  ------------

Expenses:
  Selling, general and administrative       67,489       235,878       305,439       598,018
  Interest income, net. . . . . . . .       (2,734)      (12,669)       (3,662)      (39,422)
                                       ------------  ------------  ------------  ------------

  Total operating expenses. . . . . .       64,755       223,209       301,777       558,596
                                       ------------  ------------  ------------  ------------

Loss from continuing operations . . .      (64,755)     (223,209)     (301,777)     (558,596)
Loss from discontinued operations . .     (309,537)     (225,745)     (643,001)     (472,600)
                                       ------------  ------------  ------------  ------------

  NET LOSS. . . . . . . . . . . . . .  $  (374,292)  $  (448,954)  $  (944,778)  $(1,031,196)
                                       ============  ============  ============  ============


NET LOSS PER WEIGHTED AVERAGE
  SHARES OUTSTANDING -
  Basic and diluted
    Continued operations. . . . . . .  $     (0.00)  $     (0.01)  $     (0.02)  $     (0.03)
    Discontinued operations . . . . .        (0.02)        (0.01)        (0.04)        (0.03)
                                       ------------  ------------  ------------  ------------
                                       $     (0.02)  $     (0.03)  $     (0.06)  $     (0.06)
                                       ============  ============  ============  ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING . . . . . . . . . . . .   17,033,334    16,625,000    17,033,334    16,625,000
                                       ============  ============  ============  ============

                 See notes to consolidated financial statements


                                  VERTICALBUYER, INC.
                                  -------------------

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    -----------------------------------------------
                                      (Unaudited)
                                      -----------


                                        Three Months Ended        Nine Months Ended
                                           Septmeber 30,            September 30,
                                      ----------------------  ------------------------
                                         2001        2000        2001         2000
                                      ----------  ----------  ----------  ------------
NET LOSS . . . . . . . . . . . . . .  $(374,292)  $(448,954)  $(944,778)  $(1,031,196)

  Other comprehensive income (loss),

     Foreign translation adjustment.     31,191           -       4,751             -
                                      ----------  ----------  ----------  ------------

  Comprehensive loss . . . . . . . .  $(343,101)  $(448,954)  $(940,027)  $(1,031,196)
                                      ==========  ==========  ==========  ============

                 See notes to consolidated financial statements


                                    VERTICALBUYER, INC.
                                    -------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------
                                        (Unaudited)
                                        -----------

                                                                      Nine Months Ended
                                                                        September 30,
                                                                      2001        2000
                                                                   ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(301,777)  $ (558,596)
  Adjustments ro reconcile net loss to net cash
  used in operating activities:
    Loss from discontinued operations . . . . . . . . . . . . . .   (643,001)    (472,600)
    Depreciation and amortization . . . . . . . . . . . . . . . .          -       62,308
    Write off of deferred registration costs. . . . . . . . . . .    110,000            -

    Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . .          -      (52,899)
      Prepaid expenses and other current assets . . . . . . . . .          -         (698)
      Security deposits . . . . . . . . . . . . . . . . . . . . .          -      (50,000)
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . .          -      171,606
      Accounts payable and accrued liabilities. . . . . . . . . .    (23,420)     (60,000)
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . .          -       52,430
                                                                   ----------  -----------

NET CASH USED IN CONTINUING OPERATING ACTIVITIES. . . . . . . . .   (858,198)    (908,449)
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES. . . . . .    371,206            -
                                                                   ----------  -----------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . .   (486,992)    (908,449)
                                                                   ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment . . . . . . . . . . . . .          -     (208,647)
                                                                   ----------  -----------
    NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . .          -     (208,647)
                                                                   ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock (net). . . . . . . . . .          -    1,902,500
  Repayment of affiliate advances . . . . . . . . . . . . . . . .          -      (53,069)
                                                                   ----------  -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . .          -    1,849,431
                                                                   ----------  -----------

Effect of exchange rate differences on cash and cash equivalents.    (26,440)      15,530
                                                                   ----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . .   (513,432)    (892,919)

CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . .    513,432         (423)
                                                                   ----------  -----------

CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . .  $       -   $ (893,342)
                                                                   ==========  ===========

                 See notes to consolidated financial statements

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001 are included.

The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     VerticalBuyer is seeking to specialize in the creation of Internet based news sites dedicated to specific industries. Lightseek was our first website developed for the commercial lighting industry. Subsequently, other lighting sites were also tested, including an auction site for the global market. Following a consolidation of these sites, we are currently evaluating how to re-launch Lightseek, which we believe is the brand-name that has the greatest franchise in the market. This evaluation of strategy will require no capital commitment by the Company and the Company will continue to have no payroll obligations.

     We will require additional funding for working capital in order to resume operations. Such financing is expected to be through the sale of common stock and or debt issuances. However, we do not have any commitment from any sources to raise this capital. If management is unable to generate external financing, we will not be able to proceed with our business plan, and accordingly operations will not resume. As of September 30, 2001, we had no cash, no assets, no revenue, and no operations.

Results  of  Operations

     Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000.

     Revenue was zero for the nine months ended September 30, 2001 and for the nine months ended September 30, 2000.

     Selling, general and administrative expenses were $305,439 for the nine months ended September 30, 2001 as compared to $598,018 for the nine months ended September 30, 2000. This decrease was a result of reduced business activity.

     Net losses were $944,778 for the nine months ended September 30, 2001 as compared to $1,031,196 for the nine months ended September 30, 2000. This decrease in losses was a result of reduced business activity.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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


Dated:  July 2, 2004

                              By:  /s/ Timothy  Rosen
                                   -----------------------------------------
                                   Timothy  Rosen
                                   President  and  Chief  Executive  Officer


Dated:  July 2, 2004

                              By:  /s/ Leslie  Kent
                                   -----------------------------------------
                                   Leslie  Kent
                                   Chief  Financial  Officer