Form 10KSB
period 2001-12-31
VERTICALBUYER INC
filed 2004-07-09
CIK 1109879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [X]  ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

For  Fiscal  Year  Ended:  December  31,  2001

OR

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ________________  to  ________________


                        Commission File Number 333-34144
           ----------------------------------------------------------

                               VERTICALBUYER, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                            98-0216911
        (State of Incorporation)     (I.R.S. Employer Identification No.)

                         c/o Gottbetter & Partners, LLP
                         488 Madison Avenue, 12th Floor
                          New York, New York                 10022
             (Address of principal executive offices)      (Zip Code)

                 Issuer's telephone number        (212) 400-6900

          Securities registered under Section 12(b) of the Act:   None

          Securities registered under Section 12(g) of the Act:   None

     Check  whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]  No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  registrant's  revenues  for  its  most  recent  fiscal  year:  $0.

     As of July 8, 2004, there were 17,391,667 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these, 15,232,078 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $76,160.39 based on the average closing bid and asked bid price of $0.005 of the registrant's common stock on July 8, 2004.

     Transitional  Small Business Disclosure Format (check one):
Yes [  ];  No [X]

     Documents  Incorporated  By  Reference:  None



                                                     TABLE OF CONTENTS


Item Number and Caption                                                                                                 Page
-----------------------                                                                                                 ----
                         Forward-Looking Statements                                                                       3

                                                          PART I
                                                          ------
Item 1                   Description of Business                                                                          3
Item 2                   Description of Property                                                                          8
Item 3                   Legal Proceedings                                                                                8
Item 4                   Submission of Matters to a Vote of Security Holders                                              8

                                                         PART II
                                                         -------
Items 5.                 Market for Common Equity, Related Stockholder Matters and Small Business Issuer
                         Purchases of Equity Securities                                                                   8

Item 6                   Management's Discussion and Analysis or Plan of Operation                                       10

Item 7                   Financial Statements                                                                            11

Item 8                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            12

Item 8A.                 Controls and Procedures                                                                         12

                                                         PART III
                                                         --------
Item 9                   Directors and Executive Officers of the Registrant                                              12
Item 10.                 Executive Compensation                                                                          13
Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  15
Item 12.                 Certain Relationships and Related Transactions                                                  16
Item 13                  Exhibits and Reports on Form 8-K                                                                17
Item 14.                 Principal Accountant Fees and Services                                                          18

                           FORWARD-LOOKING STATEMENTS

     Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.


                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

BACKGROUND

     VerticalBuyer, ("the Company") a Delaware corporation, was incorporated on September 24, 1999, and on March 1, 2000 issued 14,250,000 shares of its common stock to the shareholders of Lightseek Limited in exchange for all of the outstanding common stock of Lightseek Limited. On February 15, 2001, Lightseek Limited acquired all of the outstanding common stock of Litech Limited. Lightseek was principally engaged in the development of Internet sites designed to exploit Business-to-Business e-commerce opportunities within the global commercial electrical and lighting markets. Litech was a specialist designer and manufacturer of fiber optic lighting applications for the entertainment, commercial and retail markets. In September 2001, the Company discontinued the operations of both of its operating companies Lightseek Limited and Litech Limited.

     VerticalBuyer was seeking to specialize in the creation of Internet based news sites dedicated to specific industries. Lightseek was our first website developed for the commercial lighting industry. Subsequently, other lighting sites were also tested, including an auction site for the global market. Following a consolidation of these sites, we are evaluating how to re-launch Lightseek.

Our  Business

Websites

     Our business-to-business website operations had specialized in the creation of web-based news portals and marketplaces. We refer to this kind of website as a vertical portal--a website dedicated to a specific industry for use by companies in that particular industry to buy and sell products and services.

     We may re-launch the first vertical portal we developed, which was for the commercial lighting industry. The news portal, www.lightseek.com, was an
                                                     -----------------
Internet database where buyers, such as electrical contractors, lighting designers, or architects were able to search for product information from suppliers of commercial lighting products. This website also provided instant access to a comprehensive database on a wide variety of pertinent topics, such as:

- News and analysis--this provided recent news of interest to the commercial lighting industry;

- Lighting design commercial case studies--this provided access to information on recent projects in creative lighting design; and

- Employment opportunities--this posted job opportunities in the commercial lighting industry.

     Our auction website for the commercial lighting industry was www.lightingbuyer.com, which was an online marketplace for professional buyers and sellers of commercial lighting equipment. This website brought together businesses to buy and sell commercial lighting equipment in all major product categories, using flexible, online transaction capabilities.


     Lightseek

     The  site  www.lightseek.com  provided business-to-business online services
                -----------------
that facilitated the exchange of information within the global lighting industry. This site was initially focused on providing news, articles, industry forums, recruitment services and product information for the lighting industry. Its revenues had been derived from advertising fees.

     This  site consisted of a buyers' guide containing contact information for:

-     most  UK  lighting  companies,

- shop fronts where advertisers could display information about their product lines, contacts to their websites, and

- information where they could receive online inquiries from their prospective buyers.

     The site also contained a message forum where industry professionals could exchange opinions and ask questions of their peers. It also contained an events diary of industry expositions and conferences. The site www.lightseek.com
                                                               -----------------
shifted its focus from the UK to international. The major change was featuring international news, in particular, news from the United States, on the site. The site was also accepting international buyers' guide listings. However, as of September, 2001 all operations have ceased.

     LightingBuyer

     We facilitated the buying and selling of surplus stock for the lighting industry through a website located at www.lightingbuyer.com. We may consider re-launching this site to provide customers with related services in inventory evaluation, inventory cataloging and the private sale or auction of surplus equipment. If the site is re-launched, listings on this website will originate largely from overstocked, never-used inventories held by companies based mainly in the United States.

     In these circumstances transaction fees will constitute our principal source of revenue. Clients seeking to accelerate the sale of surplus inventories can arrange for on-line auctions through our websites. In a general auction, bidding is permitted on equipment and products of multiple sellers for a listed period of time, and sales are consummated for the items listed at the close of bidding.

     Users will be able to browse the site and review auction listings. However, we will require buyers and sellers to register in order to participate in the auction process. Upon registration, buyers will be able to place bids on products immediately. We will check sellers' credentials, including credit history, in an approval process that can take up to 48 hours. Sellers will be able to list their products for sale on our site which will guides them through the protocols of listing items for auction sale, providing details such as product description, asking price and shipping details. Sellers will be able to enter additional information such as product images, reserve pricing, product dimensions and weight. A seller will be able to publish an auction listing when the seller is satisfied with the content of the listing. If re-launched, the website will provide comprehensive categories of lighting products, such as bulbs, fixtures, ballasts (the supports for fluorescent lighting fixtures), components and controls along with detailed subcategories.

     Originally, the site permitted prospective buyers to bid only in a standard auction format in which the buyer with the highest bid wins the auction. In April and May, 2000, we offered an additional auction format known as a reverse auction which allows buyers to place requests for products on which suppliers are invited to bid. In a reverse auction, a buyer sets a maximum price it wishes to pay for an item. Sellers then bid in amounts below the maximum set by the buyer. The bargain is struck at lowest price accepted by the buyer. If the site is re-launched, we intend to make these options available to our clients of Lightingbuyer once again.


     LightingNews

     In October, 1999, we approached Philips Lighting Company, a division of Philips Electronics North America Corporation, with a concept to create a global newswire service for the commercial lighting industry. Philips agreed to sponsor an online news forum entitled "www.lightingnews.com" which was launched in the second quarter of 2000. It allowed lighting companies and suppliers to post their press releases on a continuous as needed basis, initially free of charge. Charges were to be made for adding product images, website links and other information. Client companies or their public relations firms were able to post material directly to the site. This site is no longer operational. As of September, 2001 all operations have ceased.


     FinanceBuyer

     The website www.financebuyer.com was an online market for instant small business financing. We had entered into an agreement with SierraCities, Inc., an online financial institution, which allowed visitors to this website to apply for loans and equipment leases online and to obtain action on the financing request within a few minutes. We received a commission on all financing placed through the site. This site is no longer operational. As of September, 2001 all operations have ceased.


     Litech

     Litech was founded in March 1998 and was a specialist designer and manufacturer of fiber optic lighting applications. It was formed to exploit what we believed to be the increasing interest, application and use of fiber optic lighting. As of September, 2001 all operations have ceased.


     Fiber  Optic  Lighting  Fundamentals

     The underlying technology produces multiple streams of light from a single remote light source with the possibility to create numerous special effects.

     A fiber optic lighting system consists of three components: an illuminator, the fiber-optic strands encased in tubing through which the light travels and the end fitting or luminaire. The fiber optic strands are manufactured from either glass or polymer plastic. We believe that glass fiber optics has superior performance over polymer except when side-emitting effects are required. Fiber optics is used for providing remote source lighting, a technique used for passing light from a light source through a medium to a distant location.

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

     Numerous  additional  advantages  of fiber optic lighting exist, including:

     - Fiber optic lighting is safer, produces increased energy savings, and is aesthetically more pleasing than conventional lighting sources; there are no UV/infrared rays so it is suitable for a range of applications from lighting art masterpieces to retail chiller cabinets;

     - Fiber optic lighting has decorative advantages including various color change and special effects options such as cascading for water installations;

     -    Fiber  optic  lighting  is  cost  effective  to  install and maintain;

     -    Fiber  optic  lighting  systems  can  be  installed  almost  anywhere;

     -    Many  original  light  sources  can  be  retrofit  with  fiber optics.

     Litech  Operations

     We offered a complete turnkey service for our customers. We offered design concept through specification to installation and commissioning of the application. We sub-contracted the physical manufacture of the three elements using a variety of specialists. We kept a minimum of stock working on a "just in time" basis.

     We were not reliant on any one manufacturer and the key element - the fiber optic -- is sold by a number of competing manufacturers. However, by September, 2001 all operations had ceased.

     The  UK  Marketplace

     The UK electrical commercial contracting business is highly fragmented and a different company from that of the specifier normally conducts the purchasing process. Accordingly, we worked in the early stages with an architect or lighting designer at the concept and specification stage. Once the specification and price has been agreed the order was commissioned by an electrical contractor, itself generally a sub-contractor of the main building contractor.


     Litech

     We positioned ourselves as a premier quality specialist. We did not design or install standard lighting and as such we were perceived as a "value added" solution provider.

     We marketed ourselves aggressively to both the specifier and electrical contractor market and had at one point a database in excess of 4,000 live names. These companies were regularly contacted by the sales team via mailshots and literature. We also regularly advertised in the two major lighting trade magazines. We also had a web site www.litech.co.uk. However, by September, 2001
                                  ----------------
all  operations  had  ceased.


Competition


     Other companies do operate Internet websites that currently list lighting parts and equipment for sale and auction.

     Competitive  websites  include  the  following:

     - Tradeout.com is a general auction site spanning many industries in that it is not industry specific or buyer targeted.

     - i2i.com is a new auction/exchange site. It has very few listings and is not targeting specific categories of the business audience.

     - GE SupplyLight.com is the GE Lighting e-commerce site. It only stocks GE lamps from normal stock.

     - Grainger.com sells a broad range of industrial products. Its site is essentially an online catalog.


Regulation


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

     While both the UK and European Union legislative framework is extensive, particularly in relation to safety and emergency lighting, there is no requirement for lighting designers or contractors to be licensed by government agencies. All relevant electrical components (lamps, chargers, transformers) must comply with legal standards and we purchases only from reputable manufacturers principally subsidiaries of multi-nationals. The British government agency the British Standards Institute also provides codes of practices and guidelines. Although glass fibre is inherently inert to fire, the sheathing material used to protect the tails may not be and system failure may result. We adhere to these guidelines and also were a founder member of the Fibre Optic Lighting Association, a division of The Institution of Lighting Engineers, the UK's professional lighting body which creates and polices its own guidelines.

Employees

     As of December 31, 2001, we had no employees and no operations. Tim Rosen remains our President and Chairman, and Leslie Kent remains our Chief Financial Officer.

     Our Litech business did operate from a sales office and a small production work shop in Kingston upon Thames in south west London, United Kingdom. Prior to September, 2001 it employed three full time sales people and one full time production manager.


ITEM  2.  DESCRIPTION  OF  PROPERTY

     Our marketing, research and development office was located in Kingston-Upon-Thames, England, and our executive offices were relocated to there from New York, New York in June 2001. Our Litech sales operations were located in the same premises and paid the rent for the approximately 850 square feet for approximately $12,500 per year. Following the termination of operations the Company records were kept at the home office of Leslie Kent our Chief Financial Officer.

ITEM  3.  LEGAL  PROCEEDINGS

     We  have  no  notice  of  any  pending  material  litigation.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
                      ISSUER PURCHASES OF EQUITY SECURITIES

Market  Information

     Our common stock has been traded on the OTCBB under the symbol "VBYR" since November 2000. Our common stock did not trade on any market or exchange prior to November 2000.

     As  of  July  8, 2004 the closing bid price of our common stock was $0.005.

Holders

     As of December 31, 2001, there were approximately 122 record holders of our common stock.

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

Recent  Sales  of  Securities

     On March 1, 2000, VerticalBuyer issued 375,000 shares of its common stock to Joseph Donahue as payment for certain fund raising related consulting services. These services were valued at $37,500. Mr. Donahue was a director of the Company until August 2001.

     On March 2, 2000, VerticalBuyer entered into a Securities Purchase and Facilities Agreement with CSP Inc., a U.S. publicly traded company ("CSPI"), under which CSPI purchased two million shares of VerticalBuyer's common stock and redeemable warrants to purchase up to an additional three million shares of such stock for an aggregate purchase price of $2,000,000. In connection with CSPI's acquisition of VerticalBuyer's common stock and redeemable warrants, the Company incurred a fund raising fee of $97,500. The three classes of warrants (Class A, Class B and Class C) entitle CSPI, subject to certain conditions and the occurrence of certain events, to purchase up to one million shares each of VerticalBuyer's common stock at an exercise price of $1 per share. The Company also issued 220,000 Class D warrants in March 2000 which were exercisable at $1 per share. These options expired in October 2002. On March 2, 2000, VerticalBuyer issued options to purchase up to 1,250,000 shares of its common stock at $1 per share under its 2000 Non-statutory Stock Option Plan. These options expired in March 2004.

     In September 2000, in connection with a consulting agreement with KGL Investments the Company issued 50,000 shares of common stock to KGL Investments for services rendered. The Company valued these shares at their market value on the date of issuance of $1.00 per share. KGL Investments was owned by the partners of Kaplan Gottbetter & Levenson, LLP, which was the Company's counsel.

     On January 12, 2001, in connection with a consulting agreement the Company issued 50,000 shares of common stock to Daniel Ross for services valued at $6,000.

     In February, 2001 we issued 500,000 shares of common stock to Robert Gordon in connection with the Litech acquisition.

     On February 8, 2001, VerticalBuyer issued 166,667 shares of common stock to Kaplan Gottbetter & Levenson, LLP in lieu of cash payment for legal services rendered. These services were valued at $15,197.

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


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. In addition to the information contained herein the following discussion contains forward looking statements that involve certain risks and uncertainties which may cause our actual results in future periods to differ materially from forecasted results. See "Forward Looking Statements" on page 3.

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

     In September 2001, the Company discontinued the operations of both Lightseek Limited and Litech Limited. The Company has negative working capital of $113,345 and an accumulated deficit of $2,139,407 at December 31, 2001, and has incurred significant operating losses. We have funded our liquidity and capital requirements in the past two years primarily through the sale of our common stock in 2000.

     VerticalBuyer was seeking to specialize in the creation of Internet based news sites dedicated to specific industries. Lightseek was our first website developed for the commercial lighting industry. Subsequently, other lighting sites were also tested, including an auction site for the global market. However, all operations ceased by September, 2001.

     We require additional funding for working capital in order to resume operations while we seek opportunities. Such financing is expected to be through the sale of common stock and or debt issuances. However, we do not have any commitment from any sources to raise this capital. If management is unable to generate external financing, we will not be able to proceed with our business plan, and accordingly operations would have to be curtailed. As of December 31, 2001, we had no cash, no assets, no revenue and no operations.

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

RESULTS  OF  OPERATIONS

     Selling, general and administrative expenses were $305,439 and $692,210 for the years ended December 31, 2001 and December 31, 2000, respectively. These expenses consist of expenditures for sales and marketing activities, including public relations, advertising and various promotional costs. Expenses declined in 2001 because operations were terminated.

     Interest income was $(3,662) for the year ended December 31, 2001 and $(37,540) for the year ended December 31, 2000. This decrease was due to the termination of operations in 2001.

     Total losses were $(944,778) for the year ended December 31, 2001 compared to $(1,169,356) for the year ended December 31, 2000. Losses decreased in 2001 because operations were terminated.

LIQUIDITY  AND  CAPITAL  RESOURCES

NET CASH USED BY OPERATING ACTIVITIES. For the year ended December 31, 2001, net cash used by operating activities was $(486,992) compared to $(1,092,385) for the year ended December 31, 2000. Net cash used by operating activities decreased by $605,393 in 2001 primarily due to a decrease in losses resulting from termination of operations in 2001.

CASH FLOWS FROM FINANCING ACTIVITIES. For the year ended December 31, 2001, net cash provided by financing activities was $0 compared to $1,850,181 for the year ended December 31, 2000 (net of $53,069 repayment of affiliate advances). Financing activities for the year ended December 31, 2000 consisted of a March, 2000 issuance of 2,000,000 shares of the Company's common stock and 3,075,000 common stock purchase warrants for $2,000,000 to CSP Inc. and 150,000 warrants to certain consultants. The warrants were exercisable at $1.00.

FUTURE NEEDS. We do not have existing cash or cash equivalents sufficient to fund our operating activities, capital expenditures and other obligations now or for the foreseeable future. We must raise additional capital in sufficient amounts and on terms acceptable to us to resume our operations. We have no arrangements to obtain funding. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.


ITEM  7.  FINANCIAL  STATEMENTS

     The financial statements and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The auditor for the Company until May 15, 2001 was Leslie Sufrin and Company, P.C., at which time Leslie Sufrin and Company, P.C. resigned. Going forward after March 18, 2004, the Company's auditor is Sherb & Co., LLP. The prior auditor Leslie Sufrin and Company, P.C.'s report did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principals. For the period from May 13, 1999 (Inception) through May 15, 2001, and any subsequent interim period preceding the date of resignation, there were no disagreements with the prior auditors, Leslie Sufrin and Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The decision to change accountants was approved by the board of directors.

     At no time preceding the new accountant's, Sherb & Co., LLP, engagement on March 18, 2004 did the Company consult with Sherb & Co., LLP regarding the application of accounting principles to any transaction, the type of audit opinion that might be rendered on the financial statements of the Company, nor on any disagreement or reportable event.


ITEM  8A.  CONTROLS  AND  PROCEDURES

     Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

     During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.


                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Timothy  Neil  David  Rosen           47      President, Chief Executive Officer
Flat  3,  12  West  Eaton  Place,             and Chairman
London,  SW1X8LS
United Kingdom

Leslie  Kent                          49      Secretary, Chief Financial Officer
Winton  Lodge,  Winton  Hill                  and a Director
Stockbridge,  Hampshire
SO20  6HJ
United Kingdom

     Tim Rosen has been Commercial Director of Lightseek since its inception in May, 1999 and President, Chief Executive Officer and Chairman of VerticalBuyer since February, 2000. From 1988 to date, he has been a partner, with Leslie Kent, our Chief Financial Officer, in Rosen & Kent, a management consultancy. The partnership also incubates new business ventures. Since 1988, he has also been a director of Litech Ltd., a specialist fiber optic lighting provider for the commercial lighting industry. Litech was acquired by the Company in February, 2001 and ceased operations in September 2001. From 1983 to 1988, Mr. Rosen was a director of OmniMedia plc, a digital video and CD-ROM publisher/developer which traded on the Alternative Investment Market of the London Stock Exchange. From 1983 to 1988, Mr. Rosen was a director of Oxford House College, a London-based computer training and language school which was sold to its employees. He was also a director, from 1983 to 1988 of Catalyst Communications Group plc, a marketing and media group quoted on the London Stock Exchange which was sold to another public company, Holmes & Marchant plc. Rosen & Kent founded Homeshield Warranty, Co. in 1982 as a joint venture with Pentland Industries plc, an English public company. Homeshield marketed extended warranties for household appliances and was sold to a trade buyer in 1984. Mr. Rosen received his B.Sc (Econ.) Magna cum Laude in Business Administration from the Institute of Science and Technology, University of Wales.

     Leslie John Kent has been Marketing Director of Lightseek since its inception in May, 1999 and Chief Financial Officer of our company since
February, 2000. From 1988 to 1999, he was a partner, with Tim Rosen, our President and Chairman, in Rosen & Kent, a management consultancy. The partnership also incubates new business ventures. Since 1988, he has also been a director in Litech Ltd., a specialist fiber optic lighting provider for the commercial lighting industry. Litech was acquired by the Company in February, 2001 and ceased operations in September 2001. From 1983 to 1988, Mr. Kent was a director of OmniMedia plc, a digital video and CD-ROM publisher/developer which traded on the Alternative Investment Market of the London Stock Exchange. From 1983 to 1988, Mr. Kent was a director of Oxford House College, a London-based computer training and language school which was sold to its employees. He was also a director, from 1983 to 1988 of Catalyst Communications Group plc, a marketing and media group quoted on the London Stock Exchange which was sold to another public company, Holmes & Marchant plc. Rosen & Kent founded Homeshield Warranty, Co. Ltd. in 1982 as a joint venture with Pentland Industries plc, an English public company. Homeshield marketed extended warranties for household appliances and was sold to a trade buyer in 1984. Mr. Kent received his Master of Arts in Philosophy, Politics and Economics from St. Edmund Hall, Oxford University.

Joseph Donahue was a director of the Company until August 2001, at which time he resigned.

Alexander Lupinetti was a director of the Company until July 2001, at which time he resigned.


Board  Committees

     None

Compensation  Committee  Interlocks  and  Insider  Participation

     None.

Director  Compensation

     Our directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses for attending board and board committee meetings.


ITEM  10.  EXECUTIVE  COMPENSATION

     The following table shows compensation earned during the fiscal years ended December 31, 2001, 2000 and 1999 by our President and our executive officers who made $100,000 or more last year.

                Summary Compensation Table

NAME & PRINCIPAL POSITION                   YEAR  SALARY ($)
------------------------------------------  ----  ----------

Timothy Rosen, President, CEO and Chairman  2001      55,000
                                            2000      82,000
                                            1999           0

Leslie Kent, CFO, Treasurer. . . . . . . .  2001      55,000
                                            2000      86,000
                                            1999           0

Option  Grants  in  Last  Fiscal  Year

     None

Options  Exercised  in  Last  Fiscal  Year  and  Fiscal  Year-End  Option Values

     None

Compensation  Arrangements

     None

Nonstatutory  Stock  Option  Plan

     In March 2000, our board adopted our Nonstatutory Stock Option Plan. A total of 2,000,000 shares of common stock are currently reserved for issuance under the plan. The plan provides for the grant of options to our officers, employees, consultants and advisors. As of July 8, 2004, all stock options granted have expired.

     The plan permits the granting of nonstatutory options, which are not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The plan is administered by our board or a committee appointed by our board. Subject to the limitations set forth in the plan, our board or committee has the authority to:

     -    select  the  eligible  persons  to  whom  grants  are  to  be  made,

     - designate the number of shares to be covered by each stock option grant,

     -    establish  vesting  schedules,

     - specify the option exercise price and the type of consideration to be paid upon exercise, and

     - subject to certain restrictions, specify other terms of options granted under the plan.

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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2001. The information in this table provides the ownership information for:

     - each person known by us to be the beneficial owner of more than 5% of our common stock,

     -    each  of  our  directors,

     -    each  of  our  executive  officers,  and

     -    our  executive  officers,  directors and director nominees as a group.

     Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address of each person named below is c/o VerticalBuyer, c/o Gottbetter & Partners, LLP, 488 Madison Avenue, 12th Floor, New York, New York 10022.


Name and Address of Owner        Amount of Beneficial Ownership          Percentage Owned*
-------------------------------  ------------------------------  ----------------------------------
Timothy Rosen (1)                                     7,225,000  42% (of actual outstanding shares)
-------------------------------  ------------------------------  ----------------------------------
Leslie Kent (1)                                       7,225,000  42% (of actual outstanding shares)
-------------------------------  ------------------------------  ----------------------------------
CSP, Inc.(2)                                          4,282,078  25% (of actual outstanding shares)
40 Linnell Circle
Billerica, MA 01821-3901
-------------------------------  ------------------------------  ----------------------------------
All Executive Officers and                           14,450,000                                 84%
Directors a group(2 persons)(3)
-------------------------------  ------------------------------  ----------------------------------

(1) Includes 250,000 shares of common stock issuable upon exercise of stock options at an exercise price of $1.00 per share. (As of July 8, 2004 all stock options granted have expired.)

(2) Includes 3,000,000 shares of common stock issuable upon exercise of warrants at an exercise price of $1.00 per share. (As of July 8, 2004 all stock options granted have expired.)

(3) Includes 750,000 shares of common stock issuable upon exercise of stock options at an exercise price of $1.00 per share. (As of July 8, 2004 all stock options granted have expired.)

     We have not contacted stock brokerage firms holding shares of our common stock in "street name" to determine whether there are additional substantial holders of our common stock.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     On March 1, 2000, VerticalBuyer issued 375,000 shares of its common stock to Joseph Donahue as payment for certain fund raising related consulting services. These services were valued at $37,500. Mr. Donahue was a director of the Company until August 2001.

Lightseek  Acquisition

     On March 2, 2000, we purchased all the capital stock of Lightseek from its owners, including Tim Rosen, our President and Chairman, and Leslie Kent, our Chief Financial Officer, for an aggregate of 14,250,000 shares. On that date, we also paid for consulting services, including structuring our acquisition of LightSeek, introduction to CSP and structuring the relationship with CSP, for 375,000 shares of our common stock, 150,000 Class D warrants and $140,000, of which Joseph Donahue, our former director, received the 375,000 shares of common stock and $70,000. Joseph Donahue was a director of the Company until August 2001, at which time he resigned.

Stock  Options

     We have awarded an aggregate of 1,000,000 nonqualified stock options exercisable at $1.00 pursuant to our Year 2000 Option Plan to our directors and an aggregate of 350,000 options to members of our Technical Committee, an advisory committee to our Board, which is comprised of the members of CSP's board of directors, other than Alexander Lupinetti, our former director, and CSP's controller. Alexander Lupinetti was a director of the Company until July 2001, at which time he resigned.

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

In September 2000, in connection with a consulting agreement with KGL Investments the Company issued 50,000 shares of common stock to KGL Investments for services rendered. The Company valued these shares at their market value on the date of issuance of $1.00 per share. KGL Investments was owned by the partners of Kaplan Gottbetter & Levenson, LLP, which was the Company's counsel.

On January 12, 2001, in connection with a consulting agreement the Company issued 50,000 shares of common stock to Daniel Ross for services valued at $6,000.

On February 8, 2001, VerticalBuyer issued 166,667 shares of common stock to Kaplan Gottbetter & Levenson, LLP, our legal counsel, in lieu of cash payment for legal services rendered. These services were valued at $20,000.

Litech  Acquisition

     On February 15, 2001, we completed the acquisition of all of the outstanding capital stock of Litech Limited, a UK company. Prior to the acquisition, Litech was owned equally by Robert Gordon, Timothy Rosen and Leslie Kent. Mr. Rosen is our President, Chief Executive Officer and Chairman of the
Board  and  Mr.  Kent  is our Chief Financial Officer, Secretary and a Director.
Under the terms of the share sale agreement, Mr. Gordon was issued 500,000 shares of our common stock. Mr. Rosen and Mr. Kent received 50p (1/2 pound, or 92 U.S. cents) each for their interest in Litech. In addition, Messrs. Gordon, Rosen and Kent will divide equally additional shares of our common stock issued to them under the deferred purchase consideration provisions under the share sale agreement. They shall receive shares of our common stock equal to six times the average of the total after tax profits of Litech for each of the three years ending December 31, 2001, 2002 and 2003 based upon a price of $1.00 per share of our common stock.

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

ITEM  13.  EXHIBITS,  AND  REPORTS  ON  FORM  8-K

Exhibits
--------
The  following  exhibits  are  included  as  part  of  this  report:
--------------------------------------------------------------------




Exhibit  Title of Document
Number
-------  -----------------------------------------------------------------------------


    3.1    Certificate of Incorporation (1)
    3.2    Amendment to the Certificate of Incorporation (1)
    3.2    By-Laws (1)
    4.1    Specimen Certificate of Common Stock (1)
    4.2    Form of "A" Warrant (1)
    4.3    Form of "B" Warrant (1)
    4.4    Form of "C" Warrant (1)
    4.5    Form of "D" Warrant (1)
   10.1    Securities Purchase and Facilities Agreement (1)
   10.2    Registration Rights Agreement (1)
   10.3    Voting Agreement (1)
   10.4    Share Sale Agreement by and between Tim Rosen, Leslie Kent, Robert Gordon,
           Lightseek Limited and VerticalBuyer, Inc. dated February 15, 2001 (2)
   10.5    Deed of Indemnity dated February 15, 2001 (2)
   10.6    Service Agreement by and between Litech Limited and Robert Gordon dated
           February 15, 2001 (2)
   16.1    Letter from former auditor Leslie Sufrin and Company, P.C.*
   21.1    List of Subsidiaries (1)
   31.1    Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer*
   31.2    Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer*
   32.1    Section 1350 Certification of Chief Executive Officer*
   32.2    Section 1350 Certification of Chief Financial Officer*

---------------------------
*   Filed  herewith

(1) Incorporated by reference to Form SB-2, as amended, filed with the Securities and Exchange Commission (SEC File No. 333-34144); see filings on April 5, 2000, June 13, 2000, August 22, 2000, and September 15, 2000.

(2) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 1, 2001.

Reports  on  Form  8-K

     Registrant filed a Report on Form 8-K on March 1, 2001 disclosing the closing of the acquisition of Litech Limited and a service agreement with Robert Gordon.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

(1)  Audit  Fees

     The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2001 were $7,667.

(2)  Audit  Related  Fees

     The aggregate fees billed for professional services rendered by Sherb & Co., LLP for audit related fees for fiscal year 2001 were $0.

(3)  Tax  Fees

     The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the preparation of the Registrant's tax returns, including tax planning for fiscal year 2001 were $0.

(4)  All  Other  Fees

     The aggregate fees billed for professional services rendered by Sherb & Co., LLP for all other services for fiscal year 2001 were $0.

(5)  Audit  Committee  Policies  and  Procedures

     The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Sherb & Co., LLP for fiscal year 2001.

(6) Audit Work Attributed to Persons Other than Sherb & Co., LLP Full-time, Permanent Employees.

     Not  applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this December 31, 2001 10-KSB report to be signed on it behalf by the undersigned, thereunto duly authorized.

Dated:     July  9,  2004

                                      VERTICALBUYER,  INC.



                                      By:  /s/ Timothy  Rosen
                                           Timothy  Rosen
                                           President,  Chief  Executive  Officer
                                           and  Chairman  of  the  Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this December 31, 2001 10-KSB report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 9th day of July, 2004.



                                      By:  /s/ Timothy  Rosen
                                           Timothy  Rosen
                                           President,  Chief  Executive  Officer
                                           and  Chairman  of  the  Board



                                      By:  /s/ Leslie  Kent
                                           Leslie  Kent
                                           Chief Financial Officer and Director

                               VERTICALBUYER, INC
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


                                      INDEX

                                                                      PAGE
                                                                      NUMBER
PART I  FINANCIAL INFORMATION

    Financial Statements

      Independent Auditors' Report, Sherb and Co., LLP. . . . . . . .  F-2

      Independent Auditors' Report, Leslie Sufrin and Company, P.C. .  F-3

      Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

      Statement of Operations . . . . . . . . . . . . . . . . . . . .  F-5

      Statement of Stockholders' Equity (Deficit) . . . . . . . . . .  F-6

      Statement of Cash Flow. . . . . . . . . . . . . . . . . . . . .  F-7

      Notes to Financial Statements . . . . . . . . . . . . . . . . .  F-8

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
VerticalBuyer,  Inc.

We have audited the accompanying consolidated balance sheet of Verticalbuyer, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Verticalbuyer, Inc. as of December 31, 2001, and the results of its operations, stockholders' equity (deficit) and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                          /s/  Sherb  &  Co.,  LLP
                                          Sherb  &  Co.,  LLP
                                          Certified  Public  Accountants

New  York,  New  York
May  28,  2004

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To  the  Stockholders
VerticalBuyer,  Inc.


We have audited the accompanying consolidated balance sheet of VerticalBuyer, Inc. (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                             /s/ Leslie Sufrin and Company, P.C.
March  14,  2001

                              VERTICALBUYER, INC.
                              -------------------

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS
                                     ------
Current Assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $         -
                                                         ------------

                                                         $         -
                                                         ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current liabilities:
  Accounts payable and accrued expenses . . . . . . . .  $   113,345
                                                         ------------
    Total current liabilities . . . . . . . . . . . . .      113,345
                                                         ------------

Stockholders' deficit:. . . . . . . . . . . . .. . . .
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
                                                         ============

                        See notes to financial statements

                               VERTICALBUYER, INC.
                               -------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                         Year Ended December 31,
                                       --------------------------
                                           2001          2000
                                       ------------  ------------
Revenues. . . . . . . . . . . . . . .  $         -   $         -

Cost of Sales . . . . . . . . . . . .            -             -
                                       ------------  ------------

  GROSS PROFIT. . . . . . . . . . . .            -             -
                                       ------------  ------------

Expenses:
  Selling, general and administrative      305,439       692,210
  Interest income, net. . . . . . . .       (3,662)      (37,540)
                                       ------------  ------------

  Total operating expenses. . . . . .      301,777       654,670
                                       ------------  ------------

Loss from continuing operations . . .     (301,777)     (654,670)
Loss from discontinued operations . .     (643,001)     (514,686)
                                       ------------  ------------

  NET LOSS. . . . . . . . . . . . . .  $  (944,778)  $(1,169,356)
                                       ============  ============


NET LOSS PER WEIGHTED AVERAGE
  SHARES OUTSTANDING -
  Basic and diluted
    Continuing operations . . . . . .  $     (0.02)  $     (0.04)
    Discontinued operations . . . . .        (0.04)        (0.03)
                                       ------------  ------------
                                       $     (0.06)  $     (0.07)
                                       ============  ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING . . . . . . . . . . . .   17,033,334    16,625,000
                                       ============  ============

                        See notes to financial statements

                                                     VERTICALBUYER, INC.
                                                     -------------------

                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   --------------------------------------------------------
                                                                                               Accumulated         Total
                                                                 Additional                       Other        Stockholders'
                                         Common stock             Paid-In      Accumulated    Comprehensive       Equity
                                            Shares     Amount     Capital        Deficit      Income (loss)      (Deficit)
                                         ------------  -------  ------------  -------------  ---------------  ---------------
Balance, January 1, 2000. . . . . . . .    14,250,000  $14,250  $   (12,635)  $    (25,273)  $            -   $      (23,658)

Issuance of common stock:
   CSP, Inc.. . . . . . . . . . . . . .     2,000,000    2,000    1,900,500              -                -        1,902,500
   For services rendered. . . . . . . .       425,000      425       49,575              -                -           50,000

Acquisition of warrants . . . . . . . .             -        -          750              -                -              750

Foreign currency translation adjustment             -        -            -              -           (4,751)          (4,751)

Net loss. . . . . . . . . . . . . . . .             -        -            -     (1,169,356)               -       (1,169,356)
                                         ------------  -------  ------------  -------------  ---------------  ---------------

Balance, December 31, 2000. . . . . . .    16,675,000   16,675    1,938,190     (1,194,629)          (4,751)         755,485

Issuance of common stock:
  Acquisition of Litech Limited . . . .       500,000      500       49,500              -                -           50,000
  For services rendered . . . . . . . .       216,667      217       20,980              -                -           21,197

Foreign currency translation adjustment             -        -            -              -            4,751            4,751

Net loss. . . . . . . . . . . . . . . .             -        -            -       (944,778)               -         (944,778)
                                         ------------  -------  ------------  -------------  ---------------  ---------------

Balance, December 31, 2001. . . . . . .    17,391,667  $17,392  $ 2,008,670   $ (2,139,407)  $            -   $     (113,345)
                                         ============  =======  ============  =============  ===============  ===============

                        See notes to financial statements

                                    VERTICALBUYER, INC.
                                    -------------------

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -------------------------------------


                                                                    Year Ended December 31,
                                                                      2001         2000
                                                                   ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(301,777)  $  (654,670)
  Adjustments ro reconcile net loss to net cash flows
  used in operating activities:
    Loss from discontinued operations . . . . . . . . . . . . . .   (643,001)     (514,686)
    Depreciation and amortization . . . . . . . . . . . . . . . .          -        56,194
    Write off of deferred registration costs. . . . . . . . . . .    110,000             -

    Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . .          -       (15,898)
      Prepaid expenses and other current assets . . . . . . . . .          -        (4,274)
      Security deposits . . . . . . . . . . . . . . . . . . . . .          -       (50,682)
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . .          -       161,151
      Accounts payable and accrued liabilities. . . . . . . . . .    (23,420)      (60,000)
      Deferred revenue. . . . . . . . . . . . . . . . . . . . . .          -        (9,520)
                                                                   ----------  ------------

NET CASH USED BY CONTINUING OPERATING ACTIVITIES. . . . . . . . .   (858,198)   (1,092,385)
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES. . . . . .    371,206             -
                                                                   ----------  ------------
NET CASH USED BY OPERATING ACTIVITIES . . . . . . . . . . . . . .   (486,992)   (1,092,385)
                                                                   ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment . . . . . . . . . . . . .          -      (226,451)
                                                                   ----------  ------------
    NET CASH (USED) BY INVESTING ACTIVITIES . . . . . . . . . . .          -      (226,451)
                                                                   ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock (net). . . . . . . . . .          -     1,903,250
  Repayment of affiliate advances . . . . . . . . . . . . . . . .          -       (53,069)
                                                                   ----------  ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . .          -     1,850,181
                                                                   ----------  ------------

Effect of exchange rate differences on cash and cash equivalents.    (26,440)       (4,751)
                                                                   ----------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . .   (513,432)      526,594

CASH AND CASH EQUIVALENTS, beginning of year. . . . . . . . . . .    513,432       (13,162)
                                                                   ----------  ------------

CASH AND CASH EQUIVALENTS, end of year. . . . . . . . . . . . . .  $       -   $   513,432
                                                                   ==========  ============

                        See notes to financial statements

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE  1  -  ORGANIZATION,  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION
-----------------------------------------------------------------------------

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

Basis  of  presentation
-----------------------

The Company has negative working capital of $113,345 and an accumulated deficit of $2,139,407 at December 31, 2001, and has incurred significant recurring operating losses.

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

Fair  value  of  financial  instruments
---------------------------------------

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, loans and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments.

Comprehensive  Income  (loss)
-----------------------------

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the years ended December 31, 2001 and 2000 amounted to $(940,027) and $(1,174,107), respectively.

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

NOTE  2  -  NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------------------

In August 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit, or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS 146 had no significant impact on the Company's financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002.
In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
The the adoption of SFAS 148 had no significant impact on the Company's financial statements. This statement is effective for interim periods beginning after December 15, 2002 and for fiscal years ending after December 15, 2002.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative
                            ------------------------
Instruments and Hedging Activities." The Company believes the adoption of SFAS 149 will have not significant impact on its financial statements. The statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating the impact that the adoption of SFAS No. 150 will have on our financial position and results of operations, however at June 30, 2003 the Company has approximately $805,300 in Redeemable Warrants that may be classified as a liability.

In December 2003 the FASB issued FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, that improves financial statement disclosures for defined benefit plans. The project was initiated by the FASB earlier this year in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. The change replaces existing FASB disclosure requirements for pensions. In an effort to provide the public with better and more complete information, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. These disclosures will provide investors with greater visibility into plan assets and a clearer picture of cash requirements for benefit payments and contributions to fund pension and other postretirement benefit plans. We do not have a pension fund and therefore do not expect to be impacted by Statement No. 132 or be required to make any additional disclosures.

NOTE  3  -  INCOME  TAXES
-------------------------

At December 31, 2001, the Company had net operating loss carryforwards available to offset future Federal and New York State taxable income of approximately $1,815,000. If not utilized, these carryforwards will expire at various dates through 2021.

Deferred  assets  are  comprised  of  the  following:

                                   December 31,
                                  --------------
                                       2001
                                  --------------
Net operating loss carryforwards        726,000
Valuation allowance. . . . . . .       (726,000)
                                  --------------
   Net deferred tax assets . . .  $       - 0 -
                                  ==============

The difference between the expected tax benefit computed using the Statutory Federal Income Tax rate of 34% and the actual tax benefit are as follows:

                                                    December 31,
                                           ----------------------------
                                                2001           2000
                                           --------------  ------------
Expected federal tax  (benefit) . . . . .       (321,000)     (398,000)
State tax benefit, net of federal effect.       ( 57,000)     ( 70,000)
Permanent differences . . . . . . . . . .        100,000        20,000
Change in valuation allowance . . . . . .        278,000       448,000
                                           --------------  ------------
   Net deferred tax assets. . . . . . . .  $       - 0 -   $     - 0 -
                                           ==============  ============

NOTE  4  -ACQUISITION
---------------------

On February 15, 2001, Lightseek acquired all of the outstanding capital stock of Litech with the issuance of 500,000 shares of VerticalBuyer's common stock and a nominal cash payment. Prior to the acquisition, 66.67% of Litech was owned by two of VerticalBuyer's senior executive officers.

The  following  table  presents  the  significant  elements of this transaction:

       Fair  value  of  stock  exchanged                $  50,000
       Liabilities  assumed:
         Account  payable  and  accruals                  275,392
         Accrued  compensation                                748
                                                        ----------
                                                          326,140
       Less  assets  acquired:
         Accounts  receivable                             (80,329)
         Inventory                                         (9,441)
         Property  and  equipment                          (7,641)
                                                        ----------

            Goodwill                                      $228,729
                                                        ==========

The unamortized balance of Goodwill of $224,439 was written off and included in discontinued operations during the fiscal year ended December 31, 2001.

NOTE5  -  DEFERRED  REGISTRATION  COSTS
---------------------------------------

In September 2000, the Company capitalized $110,000 of professional fees in connection with a SB-2/A Registration Statement with the Securities and Exchange Commission. These costs were expensed during the year end.

NOTE6  -  STOCKHOLDERS'DEFICIT
------------------------------

On March 1, 2000, VerticalBuyer issued 375,000 shares of its common stock as payment for certain fund raising related consulting services.

On March 2, 2000, VerticalBuyer entered into a Securities Purchase and Facilities Agreement with CSP Inc., a U.S. publicly traded company ("CSPI"), under which CSPI purchased two million shares of VerticalBuyer's common stock and redeemable warrants to purchase up to an additional three million shares of such stock for an aggregate purchase price of $2,000,000. In connection with CSPI's acquisition of VerticalBuyer's common stock and redeemable warrants, the Company incurred a fund raising fee of $97,500. The three classes of warrants (Class A, Class B and Class C) entitle CSPI, subject to certain conditions and the occurrence of certain events, to purchase up to one million shares each of VerticalBuyer's common stock at an exercise price of $1 per share. The Company also issued 220,000 Class D warrants in March 2000 which were exercisable at $1 per share. These options expired in October 2002. On March 2, 2000, VerticalBuyer issued options to purchase up to 1,250,000 shares of its common stock at $1 per share under its 2000 Non-statutory Stock Option Plan. These options expired in March 2004.

In September 2000, in connection with a consulting agreement with a third party the Company issued 50,000 shares of common stock for services rendered. The Company valued these shares at their market value on the date of issuance of $1.00 per share and recorded recorded the consulting expense related to the services.

On January 12, 2001, in connection with a consulting agreement with a third party the Company issued 50,000 shares of common stock for services valued at Fair Market Value on the date of issuance of $6,000. On February 8, 2001, VerticalBuyer issued 166,667 shares of common stock to a third party in lieu of cash payment for legal services rendered. These services were valued at $15,197.

NOTE 7-DISCONTINUED  OPERATIONS
-------------------------------

In September 2001 the company discontinued the operations of Lightseek Limited and Litech Limited. In October 2001 Lightseek Limited and Litech Limited were liquidated. The following financial data reflects a summary of operating results for the Company's discontinued operations for the year ended December 31, 2001 and 2000.

Summary  of  Operating  Results  of  Discontinued  Operations:

                                                     December 31,
                                              --------------------------
                                                  2001          2000
                                              ------------  ------------
Revenues . . . . . . . . . . . . . . . . . .  $   271,831   $    58,928
Cost of Sales. . . . . . . . . . . . . . . .      194,556       100,140
                                              ------------  ------------
Gross Profit . . . . . . . . . . . . . . . .       77,275       (41,212)

Selling, general and administrative expenses      495,837       473,474
Impairment loss - goodwill . . . . . . . . .      224,439             -
                                              ------------  ------------
Loss from discontinued operations. . . . . .  $  (643,001)  $  (514,686)
                                              ============  ============