Form 10QSB
period 2002-03-31
VERTICALBUYER INC
filed 2004-07-12
CIK 1109879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended March 31, 2002

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

                                 (212) 400-6900
                (Issuer's telephone number, including area code)
     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No | X |

     As of July 9, 2004, there were 17,391,667 shares of the registrant's common stock, par value $0.001 issued and outstanding.


                                       VERTICALBUYER, INC.
                          MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB

                                         TABLE OF CONTENTS


                                                                                      Page Number
                                                                                      -----------

Special Note Regarding Forward-Looking Statements. . . . . . . . . . . . . . . . . .            3

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .            4

Item 2.   Management's Discussion and Analysis or Plan of Operations . . . . . . . .            5

Item 3.   Control and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . .            5

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6

Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity
          Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . .            6

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . .            6

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .            6


     References in this report to "we", "us", "our" and similar terms means VerticalBuyer, Inc., a Delaware corporation, and its wholly owned subsidiaries.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation.

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS

                                                                                          Page Number
                                                                                          ---------

Consolidated Balance Sheet for period ended March 31, 2002 . . . . . . . . . . . . . . .  F-1

Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001  F-2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001  F-3

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  F-4 - F-5


                          VERTICALBUYER, INC.
                          -------------------

                      CONSOLIDATED BALANCE SHEET
                      --------------------------

                             MARCH 31, 2002
                             --------------
                              (Unaudited)
                              -----------

                                ASSETS
                              -----------

Current Assets:
  Cash                                                   $         -
                                                         ------------

                                                         $         -
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
                                                         ============

                 See notes to consolidated financial statements


                               VERTICALBUYER, INC.
                               -------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)
                                   -----------


                                      Three Months Ended March 31,
                                          2002          2001
                                       -----------  ------------
Revenues. . . . . . . . . . . . . . .  $         -  $         -

Cost of Sales . . . . . . . . . . . .            -            -
                                       -----------  ------------

  GROSS PROFIT. . . . . . . . . . . .            -            -
                                       -----------  ------------

Expenses:
  Selling, general and administrative            -       67,489
  Interest expense, net . . . . . . .            -       (2,734)
                                       -----------  ------------

  Total operating expenses. . . . . .            -       64,755
                                       -----------  ------------

Loss from continuing operations . . .            -      (64,755)
Loss from discontinued operations . .            -      (73,275)
                                       -----------  ------------

  NET LOSS. . . . . . . . . . . . . .  $         -  $  (138,030)
                                       ===========  ============


NET LOSS PER WEIGHTED AVERAGE
  SHARES OUTSTANDING -
  Basic and diluted
    Continued operations. . . . . . .  $         -  $     (0.00)
                                       ===========  ============
    Discontinued operations . . . . .  $         -  $     (0.01)
                                       ===========  ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING . . . . . . . . . . . .   17,033,334   17,033,334
                                       ===========  ============

         See notes to consolidated financial statements


                                VERTICALBUYER, INC.
                                -------------------

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
                                    (Unaudited)
                                    -----------

                                                                 Three Months Ended
                                                                     March 31,
                                                                  2002      2001
                                                                  -----  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   -  $(138,030)
  Adjustments ro reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . .      -     23,938
    Amortization of intangible assets. . . . . . . . . . . . . .      -      1,430
    Consulting fees paid with common stock . . . . . . . . . . .      -      6,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . . .      -     (9,655)
      Inventory. . . . . . . . . . . . . . . . . . . . . . . . .      -    (14,024)
      Prepaid expenses and other current assets. . . . . . . . .      -      7,079
      Security deposits. . . . . . . . . . . . . . . . . . . . .      -       (168)
      Accounts payable and accrued liabilities . . . . . . . . .      -    (71,689)
      Deferred revenue . . . . . . . . . . . . . . . . . . . . .      -       (574)
                                                                  -----  ----------

NET CASH USED IN CONTINUING OPERATING ACTIVITIES . . . . . . . .      -   (195,693)
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES . . . . .      -          -
                                                                  -----  ----------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . .      -   (195,693)
                                                                  -----  ----------

Effect of exchange rate differences on cash and cash equivalents      -    (29,954)
                                                                  -----  ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . .      -   (225,647)

CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . .      -    526,171
                                                                  -----  ----------

CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . .  $   -  $ 300,524
                                                                  =====  ==========

            See notes to consolidated financial statements

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002 are included.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Vertical Buyer, (the "Company") a Delaware corporation, was incorporated on September 24, 1999 and on March 1, 2000 issued 14,250,000 shares of its common stock to the shareholders of Lightseek Limited in exchange for all of the outstanding common stock of Lightseek Limited. On February 15, 2001, Lightseek Limited acquired all of the outstanding common stock of Litech Limited. The acquisition of Litech has been accounted for under the purchase method, and, accordingly, Litech's operations have been included in the Company's consolidated financial statements from its date of acquisition. Lightseek is principally engaged in the development of Internet sites designed to exploit Business-to-Business e-commerce opportunities within the global commercial electrical and lighting markets. Litech is a specialist designer and manufacturer of fiber optic lighting applications for the entertainment, commercial and retail markets. In September 2001 the Company discontinued the operations of both Lightseek Limited and Litech Limited.

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

Loss  per  share
----------------

Loss per share has been determined based on the Company's net loss divided by the weighted average number of common shares outstanding. Warrants and options to purchase shares of common stock outstanding at March 31, 2002 were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

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

VerticalBuyer had sought to specialize in the creation of Internet based news sites dedicated to specific industries. Lightseek was our first website developed for the commercial lighting industry. Subsequently, other lighting sites were also tested, including an auction site for the global market. Following a consolidation of these sites, we are currently evaluating how to re-launch Lightseek, which we believe is the brand-name that has the greatest franchise in the market.

We require additional funding for working capital in order to resume operations. Such financing is expected to be through the sale of common stock and or debt issuances. However, we do not have any commitment from any sources to raise this capital. If management is unable to generate external financing, we will not be able to resume operations.

As of September 30, 2001 the Company had no operations, no revenues, no cash and no assets.

As of March 31, 2002 the Company had no operations, no revenues, no cash and no assets.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this March 31, 2002 report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VERTICALBUYER,  INC.


Dated:  July 9, 2004

                              By:  /s/ Timothy  Rosen
                                   -----------------------------------------
                                   Timothy  Rosen
                                   President  and  Chief  Executive  Officer


Dated:  July 9, 2004

                              By:  /s/ Leslie  Kent
                                   -----------------------------------------
                                   Leslie  Kent
                                   Chief  Financial  Officer