Form 10QSB
period 2002-06-30
VERTICALBUYER INC
filed 2004-07-12
CIK 1109879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                                       or

             |   |      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission File Number 333-34144

                               VERTICALBUYER, INC.
        (Exact name of small business issuer as specified in its charter)

                          Delaware                   98-0216911
                  ------------------------           ----------
                  (State of Incorporation)        (I.R.S. Employer
                                                Identification No.)

            c/o Gottbetter & Partners, LLP
            488 Madison Avenue, 12th Floor
                   New York, New York                   10022
                   ------------------                   -----
        (Address of principal executive offices)      (Zip Code)

                                 (212) 400-6900
                (Issuer's telephone number, including area code)

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No | X |

     As of July 12, 2004, there were 17,391,667 shares of the registrant's common stock, par value $0.001 issued and outstanding.


                                       VERTICALBUYER, INC.
                           JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-QSB

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

Item  2.  Changes  in  Securities and Small Business Issuer Purchases of Equity
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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS

                                                                                        Page Number
                                                                                        ---------
Consolidated Balance Sheet for period ended June 30, 2002. . . . . . . . . . . . . . .  F-1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002
and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2002
and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .  F-4 - F-5


                          VERTICALBUYER, INC.
                          -------------------

                      CONSOLIDATED BALANCE SHEET
                      --------------------------

                             JUNE 30, 2002
                             -------------
                              (Unaudited)
                              -----------


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
                                                         ============

                 See notes to consolidated financial statements


                                      VERTICALBUYER, INC.
                                      -------------------

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             -------------------------------------
                                          (Unaudited)
                                          -----------


                                        Three Months Ended June 30, Six Months Ended June 30,
                                        --------------------------  --------------------------
                                            2002          2001          2002          2001
                                        ------------  ------------  ------------  ------------
Revenues . . . . . . . . . . . . . . .  $         -   $         -   $         -   $         -

Cost of Sales. . . . . . . . . . . . .            -             -             -             -
                                        ------------  ------------  ------------  ------------

  GROSS PROFIT . . . . . . . . . . . .            -             -             -             -
                                        ------------  ------------  ------------  ------------

Expenses:
  Selling, general and administrative.            -       237,950             -       305,439
  Interest income, net . . . . . . . .            -          (928)            -        (3,662)
                                        ------------  ------------  ------------  ------------

  Total operating expenses . . . . . .            -       237,022             -       301,777
                                        ------------  ------------  ------------  ------------

Loss from continuing operations. . . .            -      (237,022)            -      (301,777)
Loss from discontinued operations. . .            -      (333,464)            -      (406,739)
                                        ------------  ------------  ------------  ------------

  NET (LOSS) . . . . . . . . . . . . .  $         -   $  (570,486)  $         -   $  (708,516)
                                        ============  ============  ============  ============


NET LOSS PER WEIGHTED AVERAGE
  SHARES OUTSTANDING -
  Basic and diluted
    Continued operations . . . . . . .  $         -   $     (0.01)  $         -   $     (0.02)
    Discontinued operations. . . . . .            -         (0.02)            -         (0.02)
                                        ------------  ------------  ------------  ------------
    $. . . . . . . . . . . . . . . . .  $     (0.03)  $             $     (0.04)
                                        ============  ============  ============  ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING. . . . . . . . . . . . .   17,033,334    17,033,334    17,033,334    17,033,334
                                        ============  ============  ============  ============

                 See notes to consolidated financial statements


                                   VERTICALBUYER, INC.
                                   -------------------

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------
                                       (Unaudited)
                                       -----------

                                                                Six Months Ended June 30,
                                                                     2002        2001
                                                                  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $(301,777)
  Adjustments ro reconcile net loss to net cash
  used in operating activities:
    Loss from discontinued operations. . . . . . . . . . . . . .          -    (406,739)
    Write off of deferred registration costs . . . . . . . . . .          -     110,000
    Changes in assets and liabilities:
      Accounts payable and accrued liabilities . . . . . . . . .          -     (23,420)
                                                                  ----------  ----------

NET CASH USED IN CONTINUING OPERATING ACTIVITIES . . . . . . . .          -    (621,936)
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES . . . . .          -     202,477
                                                                  ----------  ----------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . .          -    (419,459)
                                                                  ----------  ----------

Effect of exchange rate differences on cash and cash equivalents          -     (26,440)
                                                                  ----------  ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . .          -    (445,899)

CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . .          -     513,432
                                                                  ----------  ----------

CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . .  $       -   $  67,533
                                                                  ==========  ==========

                 See notes to consolidated financial statements

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002 are included.

The results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Loss  per  share
----------------

Loss per share has been determined based on the Company's net loss divided by the weighted average number of common shares outstanding. Warrants and options to purchase shares of common stock outstanding at June 30, 2002 were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

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

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Overview

     VerticalBuyer, (the "Company") a Delaware corporation, was incorporated on September 24, 1999 and on March 1, 2000 issued 14,250,000 shares of its common stock to the shareholders of Lightseek Limited in exchange for all of the outstanding common stock of Lightseek Limited. On February 15, 2001, Lightseek Limited acquired all of the outstanding common stock of Litech Limited. Lightseek was principally engaged in the development of Internet sites designed to exploit Business-to-Business e-commerce opportunities within the global commercial electrical and lighting markets. Litech was a specialist designer and manufacturer of fiber optic lighting applications for the entertainment, commercial and retail markets. In September 2001, the Company discontinued the operations of both Lightseek Limited and Litech Limited.

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

     We require additional funding for working capital in order to resume operations. Such financing may be through the sale of common stock and or debt issuances. However, we do not have any commitment from any sources to raise this capital. If management is unable to generate external financing, we will not be able to resume operations.

     As of September 30, 2001 the Company had no operations, no revenues, no cash and no assets.

     As of June 30, 2002 the Company had no operations, no revenues, no cash and no assets.

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

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)      Exhibits:

Exhibit No.  Description of Exhibit
-----------  ---------------------------------------------------------------------
   31.1      Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

   31.2      Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

   32.1     Section  1350  Certifications  of  Chief  Executive  Officer and Chief
            Financial  Officer

(b)      Reports  on  Form  8-K:

     No reports on Form 8-K were filed during the period represented by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this 10-QSB report for the quarter ended June 30, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.


                            VERTICALBUYER,  INC.


Dated:  July 12, 2004

                            By:  /s/ Timothy  Rosen
                                 -----------------------------------------
                                 Timothy  Rosen
                                 President, Chief Executive Officer and Chairman



Dated:  July 12, 2004

                              By:  /s/ Leslie  Kent
                                   -----------------------------------------
                                   Leslie  Kent
                                   Chief  Financial  Officer