Form 10QSB
period 2002-09-30
VERTICALBUYER INC
filed 2004-07-12
CIK 1109879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

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


                                       VERTICALBUYER, INC.
                        SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  or  Plan  of  Operation".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS

                                                                                         Page Number
                                                                                         -----------
Consolidated Balance Sheet for period ended September 30, 2002. . . . . . . . . . . . .  F-1

Consolidated Statements of Operations for the Three and Nine Months Ended September 30,
2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002
and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . .  F-4 - F-5


                               VERTICALBUYER, INC.
                               -------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                SEPTEMBER 30, 2002
                               -------------------
                                   (Unaudited)
                                   -----------


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
                                                         ============

                 See notes to consolidated financial statements


                                     VERTICALBUYER, INC.
                                     -------------------

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            -------------------------------------
                                         (Unaudited)
                                         -----------


                                           Three Months Ended           Nine Months Ended
                                              Septmeber 30,               September 30,
                                           2002          2001          2002          2001
                                       ------------  ------------  ------------  ------------
Revenues. . . . . . . . . . . . . . .  $         -   $         -   $         -   $         -

Cost of Sales . . . . . . . . . . . .            -             -             -             -
                                       ------------  ------------  ------------  ------------

  GROSS PROFIT. . . . . . . . . . . .            -             -             -             -
                                       ------------  ------------  ------------  ------------

Expenses:
  Selling, general and administrative            -        67,489             -       305,439
  Interest income, net. . . . . . . .            -        (2,734)            -        (3,662)
                                       ------------  ------------  ------------  ------------

  Total operating expenses. . . . . .            -        64,755             -       301,777
                                       ------------  ------------  ------------  ------------

Loss from continuing operations . . .            -       (64,755)            -      (301,777)
Loss from discontinued operations . .            -      (309,537)            -      (643,001)
                                       ------------  ------------  ------------  ------------

  NET LOSS. . . . . . . . . . . . . .  $         -   $  (374,292)  $         -   $  (944,778)
                                       ============  ============  ============  ============


NET LOSS PER WEIGHTED AVERAGE
  SHARES OUTSTANDING -
  Basic and diluted
    Continued operations. . . . . . .  $         -   $     (0.00)  $         -   $     (0.02)
    Discontinued operations . . . . .            -         (0.02)            -         (0.04)
                                       ------------  ------------  ------------  ------------
                                       $                   (0.02)  $             $     (0.06)
                                       ============  ============  ============  ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING . . . . . . . . . . . .   17,033,334    17,033,334    17,033,334    17,033,334
                                       ============  ============  ============  ============

                 See notes to consolidated financial statements

                                VERTICALBUYER, INC.
                                -------------------

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
                                    (Unaudited)
                                    -----------

                                                                  Nine Months Ended
                                                                     September 30,
                                                                  2002      2001
                                                                  -----  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   -  $(301,777)
  Adjustments ro reconcile net loss to net cash
  used in operating activities:
    Loss from discontinued operations. . . . . . . . . . . . . .      -   (643,001)
    Write off of deferred registration costs . . . . . . . . . .      -    110,000
    Changes in assets and liabilities:
      Accounts payable and accrued liabilities . . . . . . . . .      -    (23,420)
                                                                  -----  ----------

NET CASH USED IN CONTINUING OPERATING ACTIVITIES . . . . . . . .      -   (858,198)
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES . . . . .      -    371,206
                                                                  -----  ----------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . .      -   (486,992)
                                                                  -----  ----------

Effect of exchange rate differences on cash and cash equivalents      -    (26,440)
                                                                  -----  ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . .      -   (513,432)

CASH AND CASH EQUIVALENTS, beginning of year . . . . . . . . . .      -    513,432
                                                                  -----  ----------

CASH AND CASH EQUIVALENTS, end of year . . . . . . . . . . . . .  $   -  $       -
                                                                  =====  ==========

                 See notes to consolidated financial statements

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2002 are included.

The results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Loss  per  share
----------------

Loss per share has been determined based on the Company's net loss divided by the weighted average number of common shares outstanding. Warrants and options to purchase shares of common stock outstanding at September 30, 2002 were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

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

     As of September 30, 2002 the Company had no operations, no revenues, no cash and no assets.

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

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this 10-QSB report for the period ended September 30, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.


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