Form 10KSB
period 2002-12-31
VERTICALBUYER INC
filed 2004-07-13
CIK 1109879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 [X]  ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

For  Fiscal  Year  Ended:  December  31,  2002

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

     As of July 13, 2004, there were 17,391,667 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these, 15,232,076 shares are held by affiliates of the registrant. The market value of securities held by non-affiliates is $10,160 based on the last price of $0.005 of the registrant's common stock on July 12, 2004.

     Transitional  Small  Business  Disclosure Format (check one): Yes [      ];
No  [X]

     Documents  Incorporated  By  Reference:  None

                                              TABLE OF CONTENTS

Item Number and Caption                                                                                  Page
----------------------------                                                                             ----
          Forward-Looking Statements                                                                     3

                                                   PART I

Item 1.   Description of Business                                                                        3
Item 2.   Description of Property                                                                        8
Item 3.   Legal Proceedings                                                                              8
Item 4.   Submission of Matters to a Vote of Security Holders                                            8

                                                  PART II

Items 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of   8
          Equity Securities
Item 6.   Management's Discussion and Analysis or Plan of Operation                                     10
Item 7.   Financial Statements                                                                          11
Item 8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          12
Item 8A.  Controls and Procedures                                                                       12

                                                  PART III

Item 9.   Directors and Executive Officers of the Registrant                                            12
Item 10.  Executive Compensation                                                                        13
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder        15
          Matters
Item 12.  Certain Relationships and Related Transactions                                                16
Item 13   Exhibits and Reports on Form 8-K                                                              17
Item 14.  Principal Accountant Fees and Services                                                        18

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

     The site also contained a message forum where industry professionals could exchange opinions and ask questions of their peers. It also contained an events diary of industry expositions and conferences. The site www.lightseek.com
                                                               -----------------
shifted its focus from the UK to international. The major change was featuring international news, in particular, news from the United States, on the site. The site was also accepting international buyers' guide listings. However, as of September, 2001 all operations had ceased.

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


     LightingNews

     In October, 1999, we approached Philips Lighting Company, a division of Philips Electronics North America Corporation, with a concept to create a global newswire service for the commercial lighting industry. Philips agreed to sponsor an online news forum entitled "www.lightingnews.com" which was launched in the second quarter of 2000. It allowed lighting companies and suppliers to post their press releases on a continuous as needed basis, initially free of charge. Charges were to be made for adding product images, website links and other information. Client companies or their public relations firms were able to post material directly to the site. This site is no longer operational. As of September, 2001 all operations had ceased.


     FinanceBuyer

     The website www.financebuyer.com was an online market for instant small business financing. We had entered into an agreement with SierraCities, Inc., an online financial institution, which allowed visitors to this website to apply for loans and equipment leases online and to obtain action on the financing request within a few minutes. We received a commission on all financing placed through the site. This site is no longer operational. As of September, 2001 all operations had ceased.


     Litech

     Litech was founded in March 1998 and was a specialist designer and manufacturer of fiber optic lighting applications. It was formed to exploit what we believed to be the increasing interest, application and use of fiber optic lighting. As of September, 2001 all operations had ceased.


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

Employees

     As of December 31, 2002, we had no employees and no operations. Tim Rosen remains our President and Chairman, and Leslie Kent remains our Chief Financial Officer.

     Our Litech business did operate from a sales office and a small production work shop in Kingston upon Thames in south west London, United Kingdom. Prior to September, 2001 it employed three full time sales people and one full time production manager.


ITEM  2.  DESCRIPTION  OF  PROPERTY

     We have no offices. Our marketing, research and development office was located in Kingston-Upon-Thames, England, and our executive offices were relocated to there from New York, New York in June 2001. Our Litech sales operations were located in the same premises and paid the rent for the approximately 850 square feet for approximately $12,500 per year. Following the termination of operations the Company records were kept at the home office of Leslie Kent our Chief Financial Officer.

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

     As  of  July 13, 2004 the closing bid price of our common stock was $0.005.

Holders

     As of December 31, 2002, there were approximately 122 record holders of our common stock.

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

     In September 2000, in connection with a consulting agreement with KGL Investments the Company issued 50,000 shares of common stock to KGL Investments for services rendered. The Company valued these shares at their market value on the date of issuance of $1.00 per share. KGL Investments was owned by the partners of Kaplan Gottbetter & Levenson, LLP, which was the Company's legal counsel.

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

     In September 2001, the Company discontinued the operations of both Lightseek Limited and Litech Limited. The Company has negative working capital of $113,345 and an accumulated deficit of $2,139,407 at December 31, 2002, and has incurred significant operating losses. We have funded our liquidity and capital requirements in the past two years primarily through the sale of our common stock in 2000.

     VerticalBuyer was seeking to specialize in the creation of Internet based news sites dedicated to specific industries. Lightseek was our first website developed for the commercial lighting industry. Subsequently, other lighting sites were also tested, including an auction site for the global market. However, all operations ceased by September, 2001.

     We require additional funding for working capital in order to resume operations while we seek opportunities. Such financing is expected to be through the sale of common stock and or debt issuances. However, we do not have any commitment from any sources to raise this capital. If management is unable to generate external financing, we will not be able to proceed with our business plan, and accordingly operations would have to be curtailed. As of December 31, 2002, we had no cash, no assets, no revenue and no operations.

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

RESULTS  OF  OPERATIONS

     The  Company  has  no  operations,  no  revenues,  no  assets  and no cash.

LIQUIDITY  AND  CAPITAL  RESOURCES

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

     None.


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


                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

    Timothy Neil David Rosen     48     President, Chief Executive Officer and
    Flat 3, 12 West Eaton Place,        Chairman
    London, SW1X8LS
    United Kingdom

    Leslie Kent                  50     Secretary, Chief Financial Officer and a
    Winton Lodge, Winton Hill           Director
    Stockbridge, Hampshire
    SO20 6HJ
    United Kingdom

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

ITEM  10.  EXECUTIVE  COMPENSATION

     The following table shows compensation earned during the fiscal years ended December 31, 2002, 2001 and 2000 by our President and our executive officers who made $100,000 or more last year.

                Summary Compensation Table

NAME & PRINCIPAL POSITION                   YEAR  SALARY ($)
------------------------------------------  ----  ----------
Timothy Rosen, President, CEO and Chairman  2002           0
                                            2001      55,000
                                            2000      82,000
------------------------------------------  ----  ----------
Leslie Kent, CFO, Treasurer                 2002           0
                                            2001      55,000
                                            2000      86,000

Option  Grants  in  Last  Fiscal  Year

     None

Options  Exercised  in  Last  Fiscal  Year  and  Fiscal  Year-End  Option Values

     None

Compensation  Arrangements

     None

Nonstatutory  Stock  Option  Plan

     In March 2000, our board adopted our Nonstatutory Stock Option Plan. A total of 2,000,000 shares of common stock are currently reserved for issuance under the plan. The plan provides for the grant of options to our officers, employees, consultants and advisors. As of July 13, 2004, all stock options granted have expired.

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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2002. The information in this table provides the ownership information for:

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


Name and Address of Owner        Amount of Beneficial Ownership          Percentage Owned
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

(1) Includes 250,000 shares of common stock issuable upon exercise of stock options at an exercise price of $1.00 per share. (However, as of July 13, 2004 all stock options granted have expired.)

(2) Includes 3,000,000 shares of common stock issuable upon exercise of warrants at an exercise price of $1.00 per share. (However, as of July 13, 2004 all stock options granted have expired.)

(3) Includes 750,000 shares of common stock issuable upon exercise of stock options at an exercise price of $1.00 per share. (However, as of July 13, 2004 all stock options granted have expired.)

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

     Under the share sale agreement, if we or Litech goes into a threatened liquidation, receivership or bankruptcy or similar events, any time before the deferred purchase consideration is paid, and Litech fails to achieve six times after tax profits of at least $1,000,000 in each of the three years ended December 31, 2001, 2002, and 2003, or prior to March 31, 2004, then Messrs. Gordon, Rosen and Kent have the option to repurchase their interest in Litech for the same consideration the actually received from us.

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

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are included as part of this report:


Exhibit  Title of Document
Number
    3.1    Certificate of Incorporation (1)
    3.2    Amendment to the Certificate of Incorporation (1)
    3.2    By-Laws (1)
    4.1    Specimen Certificate of Common Stock (1)
    4.2    Form of "A" Warrant (1)
    4.3    Form of "B" Warrant (1)
    4.4    Form of "C" Warrant (1)
    4.5    Form of "D" Warrant (1)
   10.1    Securities Purchase and Facilities Agreement (1)
   10.2    Registration Rights Agreement (1)
   10.3    Voting Agreement (1)
   10.4    Share Sale Agreement by and between Tim Rosen, Leslie Kent, Robert Gordon,
           Lightseek Limited and VerticalBuyer, Inc. dated February 15, 2001 (2)
   10.5    Deed of Indemnity dated February 15, 2001 (2)
   10.6    Service Agreement by and between Litech Limited and Robert Gordon dated
           February 15, 2001 (2)
   21.1    List of Subsidiaries (1)
   31.1    Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer*
   31.2    Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer*
   32.1    Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer *

---------------------------
*   Filed herewith

(1) Incorporated by reference to Form SB-2, as amended, filed with the Securities and Exchange Commission (SEC File No. 333-34144); see filings on April 5, 2000, June 13, 2000, August 22, 2000 and September 15, 2000.

(2) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 1, 2001.

Reports on Form 8-K

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees

     The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2002 were $8,667.

(2)  Audit Related Fees

     The aggregate fees billed for professional services rendered by Sherb & Co., LLP for audit related fees for fiscal year 2002 were $0.

(3)  Tax Fees

     The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the preparation of the Registrant's tax returns, including tax planning for fiscal year 2002 were $0.

(4)  All Other Fees

     The aggregate fees billed for professional services rendered by Sherb & Co., LLP for all other services for fiscal year 2002 were $0.

(5)  Audit Committee Policies and Procedures

     The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Sherb & Co., LLP for fiscal year 2002.

(6) Audit Work Attributed to Persons Other than Sherb & Co., LLP Full-time, Permanent Employees.

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this December 31, 2002 10-KSB report to be signed on it behalf by the undersigned, thereunto duly authorized.

Dated:     July 13, 2004

                                      VERTICALBUYER, INC.


                                       By:  /s/ Timothy Rosen
                                            ----------------------------------
                                            Timothy Rosen
                                            President, Chief Executive Officer
                                            and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this December 31, 2002 10-KSB report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of July, 2004.



                                       By:  /s/ Timothy Rosen
                                            ----------------------------------
                                            Timothy Rosen
                                            President, Chief Executive Officer
                                            and Chairman of the Board



                                       By:  /s/ Leslie Kent
                                            ------------------------------------
                                            Leslie Kent
                                            Chief Financial Officer and Director


                                        VERTICALBUYER, INC.

                                         TABLE OF CONTENTS



CONSOLIDATED FINANCIAL STATEMENTS:                                                     Page Number
Independent Auditor's Report, Sherb and Co., LLP                                       F-1
-------------------------------------------------------------------------------------  -----------
Consolidated Balance Sheet for period ended December 31, 2002                          F-2
-------------------------------------------------------------------------------------  -----------
Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001   F-3
-------------------------------------------------------------------------------------  -----------
Consolidated Statements of Stock Equity (Deficit)                                      F-4
-------------------------------------------------------------------------------------  -----------
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001   F-5
-------------------------------------------------------------------------------------  -----------
Notes to Consolidated Financial Statements                                             F-6 - F-10
-------------------------------------------------------------------------------------  -----------

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
VerticalBuyer, Inc.

We have audited the accompanying consolidated balance sheet of Verticalbuyer, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Comoany Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Verticalbuyer, Inc. as of December 31, 2002, and the results of its operations, stockholders' equity (deficit) and its cash flows for the years ended December 31, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                    /s/ Sherb & Co., LLP
                                                    Sherb & Co.,  LLP
                                                    Certified Public Accountants

New York, New York
May 28, 2004


                          VERTICALBUYER, INC.
                          -------------------

                      CONSOLIDATED BALANCE SHEET
                      --------------------------

                           DECEMBER 31, 2002
                           -----------------

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
                                                         ============

            See notes to consolidated financial statements


                       VERTICALBUYER, INC.
                       -------------------

              CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------


                                        Year Ended December 31,
                                        -----------------------
                                          2002          2001
                                       -----------  ------------
Revenues. . . . . . . . . . . . . . .  $         -  $         -

Cost of Sales . . . . . . . . . . . .            -            -
                                       -----------  ------------

  GROSS PROFIT. . . . . . . . . . . .            -            -
                                       -----------  ------------

Expenses:
  Selling, general and administrative            -      305,439
  Interest income, net. . . . . . . .            -       (3,662)
                                       -----------  ------------

  Total operating expenses. . . . . .            -      301,777
                                       -----------  ------------

Loss from continuing operations . . .            -     (301,777)
Loss from discontinued operations . .            -     (643,001)
                                       -----------  ------------

  NET LOSS. . . . . . . . . . . . . .  $         -  $  (944,778)
                                       ===========  ============


NET LOSS PER WEIGHTED AVERAGE
  SHARES OUTSTANDING -
  Basic and diluted
    Continuing operations . . . . . .  $         -  $     (0.02)
    Discontinued operations . . . . .            -        (0.04)
                                       -----------  ------------
                                       $         -  $     (0.06)
                                       ===========  ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING . . . . . . . . . . . .   17,033,334   17,033,334
                                       ===========  ============

         See notes to consolidated financial statements


                                                    VERTICALBUYER, INC.
                                                    -------------------

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 --------------------------------------------------------


                                                                                            Accumulated         Total
                                            Common  stock     Additional                       Other        Stockholders'
                                         -------------------    Paid-In     Accumulated    Comprehensive       Equity
                                           Shares    Amount     Capital       Deficit         Income          (Deficit)
                                         ----------  -------  -----------  -------------  ---------------  ---------------
Balance, Janaury 1, 2001. . . . . . . .  16,675,000  $16,675  $ 1,938,190  $ (1,194,629)  $       (4,751)  $      755,485

Issuance of common stock:
  Acquisition of Litech Limited . . . .     500,000      500       49,500             -                -           50,000
  For services rendered . . . . . . . .     216,667      217       20,980             -                -           21,197

Foreign currency translation adjustment           -        -            -             -            4,751            4,751

Net loss. . . . . . . . . . . . . . . .           -        -            -      (944,778)               -         (944,778)
                                         ----------  -------  -----------  -------------  ---------------  ---------------

Balance, December 31, 2001. . . . . . .  17,391,667  $17,392  $ 2,008,670  $ (2,139,407)  $            -   $     (113,345)

Issuance of common stock:
  Litech shareholder. . . . . . . . . .           -        -            -             -                -                -
  Other . . . . . . . . . . . . . . . .           -        -            -             -                -                -

Foreign currency translation adjustment           -        -            -             -                -                -

Net loss. . . . . . . . . . . . . . . .           -        -            -             -                -                -
                                         ----------  -------  -----------  -------------  ---------------  ---------------

Balance, December 31, 2002. . . . . . .  17,391,667  $17,392  $ 2,008,670  $ (2,139,407)  $            -   $     (113,345)
                                         ==========  =======  ===========  =============  ===============  ===============

                                  See notes to consolidated financial statements


                                  VERTICALBUYER, INC.
                                  -------------------

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------


                                                                 Year Ended December 31,
                                                                 -----------------------
                                                                    2002        2001
                                                                  ---------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -  $(301,777)
  Adjustments ro reconcile net loss to net cash flows
  used in operating activities:
    Loss from discontinued operations. . . . . . . . . . . . . .          -   (643,001)
    Write off of deferred registration costs . . . . . . . . . .          -    110,000
    Changes in assets and liabilities:
      Accounts payable and accrued liabilities . . . . . . . . .          -    (23,420)
                                                                  ---------  ----------

NET CASH (USED) BY CONTINUING OPERATING ACTIVITIES . . . . . . .          -   (858,198)
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES . . . . .          -    371,206
                                                                  ---------  ----------
NET CASH USED BY OPERATING ACTIVITIES. . . . . . . . . . . . . .          -   (486,992)
                                                                  ---------  ----------

Effect of exchange rate differences on cash and cash equivalents          -    (26,440)
                                                                  ---------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .          -   (513,432)

CASH AND CASH EQUIVALENTS, beginning of year . . . . . . . . . .          -    513,432
                                                                  ---------  ----------

CASH AND CASH EQUIVALENTS, end of year . . . . . . . . . . . . .  $       -  $       -
                                                                  =========  ==========

                  See notes to consolidated financial statements

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

Basis  of  Presentation
-----------------------

The Company has negative working capital of $113,345 and an accumulated deficit of $2,139,407 at December 31, 2002, and has incurred significant recurring operating losses.

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

Comprehensive  Income  (loss)
-----------------------------

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the years ended December 31, 2002 and 2001 amounted to $-0- and $(940,027), respectively.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements of the Company include those of the Company and of each of its subsidiaries for the periods in which the subsidiaries were owned/held by the Company. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Stock Options
-------------

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

Loss  per  share
----------------

Loss per share has been determined based on the Company's net loss divided by the weighted average number of common shares outstanding. Warrants and options to purchase shares of common stock outstanding at December 31, 2002 were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

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
-------------------------

At December 31, 2002, the Company had net operating loss carryforwards available to offset future Federal and New York State taxable income of approximately $1,815,000. If not utilized, these carryforwards will expire at various dates through 2021.

Deferred  assets  are  comprised  of  the  following:

                                          December 31,
                                          ------------
                                      2002           2001
                                  -------------  -------------
Net operating loss carryforwards       726,000        726,000
--------------------------------  -------------  -------------
Valuation allowance                   (726,000)      (726,000)
--------------------------------  -------------  -------------
   Net deferred tax assets        $      - 0 -   $      - 0 -
--------------------------------  =============  =============

The difference between the expected tax benefit computed using the Statutory Federal Income Tax rate of 34% and the actual tax benefit are as follows:

                                                   December 31,
                                                   ------------
                                               2002           2001
                                           -------------  ------------
Expected federal tax  (benefit)                        -     (321,000)
-----------------------------------------  -------------  ------------
State tax benefit, net of federal effect               -     ( 57,000)
-----------------------------------------  -------------  ------------
Permanent differences                                  -      100,000
-----------------------------------------  -------------  ------------
Change in valuation allowance                          -      278,000
-----------------------------------------  -------------  ------------
   Net deferred tax assets                 $       - 0 -  $     - 0 -
-----------------------------------------  =============  ============

NOTE  4  -ACQUISITION
---------------------

On February 15, 2001, Lightseek acquired all of the outstanding capital stock of Litech with the issuance of 500,000 shares of VerticalBuyer's common stock and a nominal cash payment. Prior to the acquisition, 66.67% of Litech was owned by two of VerticalBuyer's senior executive officers.

The  following  table  presents  the  significant  elements of this transaction:

       Fair  value  of  stock  exchanged                 $   50,000
       Liabilities  assumed:
         Account  payable  and  accruals                    275,392
         Accrued  compensation                                  748
                                                         ----------
                                                            326,140
       Less  assets  acquired:
         Accounts  receivable                               (80,329)
         Inventory                                           (9,441)
         Property  and  equipment                            (7,641)
                                                        ------------

            Goodwill                                    $   228,729
                                                        ============

The unamortized balance of Goodwill of $224,439 was written off and included in discontinued operations during the fiscal year ended December 31, 2001.

NOTE 5  -  STOCKHOLDERS'  EQUITY
--------------------------------

On January 12, 2001, in connection with a consulting agreement with a third party the Company issued 50,000 shares of common stock for services valued at Fair Market Value on the date of issuance of $6,000. On February 8, 2001, VerticalBuyer issued 166,667 shares of common stock to a third party in lieu of cash payment for legal services rendered. These services were valued at $15,197.

NOTE 6-DISCONTINUED  OPERATIONS
-------------------------------

In September 2001 the company discontinued the operations of Lightseek Limited and Litech Limited. In October 2001 Lightseek Limited and Litech Limited were liquidated. The following financial data reflects a summary of operating results for the Company's discontinued operations for the year ended December 31, 2002 and 2001.

Summary  of  Operating  Results  of  Discontinued  Operations:


                                                    December 31,
                                                    ------------
                                                 2002         2001
                                              -----------  ----------
Revenues                                      $         -  $ 271,831
--------------------------------------------  -----------  ----------
Cost of Sales                                           -    194,556
--------------------------------------------  -----------  ----------
Gross Profit                                            -     77,275
--------------------------------------------  -----------  ----------

Selling, general and administrative expenses            -    495,837
--------------------------------------------  -----------  ----------
Impairment loss - goodwill                              -          -
--------------------------------------------  -----------  ----------
Loss from discontinued operations             $         -  $(643,001)
--------------------------------------------  ===========  ==========