Form 10QSB
period 2003-03-31
VERTICALBUYER INC
filed 2004-07-22
CIK 1109879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

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

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No | X |

     As of July 21, 2004, there were 17,391,667 shares of Vertical Buyer, Inc.'s common stock, par value $0.001 issued and outstanding.


                                       VERTICALBUYER, INC.
                          MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-QSB

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  or  Plan  of  Operation".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS


                                                                                          Page Number

Consolidated Balance Sheet for period ended March 31, 2003 . . . . . . . . . . . . . . .  F-1

Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002  F-2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002  F-3

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  F-4 - F-5


                               VERTICALBUYER, INC.
                               -------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                  MARCH 31, 2003
                                 ---------------
                                   (Unaudited)
                                   -----------


                                     ASSETS
                                     ------
Current Assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $         -
                                                         ------------

                                                         $         -
                                                         ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY
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
                                                         ============

                 See notes to consolidated financial statements


                               VERTICALBUYER, INC.
                               -------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)
                                   -----------


                                     Three Months Ended March 31,
                                          2003         2002
                                       -----------  -----------
Revenues. . . . . . . . . . . . . . .  $         -  $         -

Cost of Sales . . . . . . . . . . . .            -            -
                                       -----------  -----------

  GROSS PROFIT. . . . . . . . . . . .            -            -
                                       -----------  -----------

Expenses:
  Selling, general and administrative            -            -
  Interest income expense, net. . . .            -            -
                                       -----------  -----------

  Total operating expenses. . . . . .            -            -
                                       -----------  -----------

Loss from continuing operations . . .            -            -
Loss from discontinued operations . .            -            -
                                       -----------  -----------

  NET LOSS. . . . . . . . . . . . . .  $         -  $         -
                                       ===========  ===========


NET LOSS PER WEIGHTED AVERAGE
  SHARES OUTSTANDING -
  Basic and diluted
    Continued operations. . . . . . .  $         -  $         -
                                       ===========  ===========
    Discontinued operations . . . . .  $         -  $         -
                                       ===========  ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING . . . . . . . . . . . .   17,033,334   17,033,334
                                       ===========  ===========

         See notes to consolidated financial statements


                               VERTICALBUYER, INC.
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                                 Three Months
                                                                 Ended March 31,
                                                                  2003   2002
                                                                  -----  -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   -  $   -
  Adjustments ro reconcile net (loss) to net cash flows
  (used) in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . .      -      -
    Changes in assets and liabilities: . . . . . . . . . . . . .      -      -
                                                                  -----  -----

NET CASH USED BY OPERATING ACTIVITIES. . . . . . . . . . . . . .      -      -

Effect of exchange rate differences on cash and cash equivalents      -      -
                                                                  -----  -----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .      -      -

CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . .      -      -
                                                                  -----  -----

CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . .  $   -  $   -
                                                                  =====  =====

                 See notes to consolidated financial statements

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003 are included.

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Loss  per  share
----------------

Loss per share has been determined based on the Company's net loss divided by the weighted average number of common shares outstanding. Warrants and options to purchase shares of common stock outstanding at March 31, 2003 were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

Foreign  currency
-----------------

The assets and liabilities of the foreign subsidiary are translated at current exchange rates and their related revenues and expenses at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component of stockholders' deficit while foreign currency transaction gains and losses are included in operations.

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

     As of March 31, 2003 the Company had no operations, no revenues, no cash and no assets.

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

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this 10-QSB report for the period ended March 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VERTICALBUYER,  INC.


Dated:  July 21, 2004

                              By:  /s/ Timothy  Rosen
                                   -----------------------------------------
                                   Timothy  Rosen
                                   President  and  Chief  Executive  Officer


Dated:  July 21, 2004

                              By:  /s/ Leslie  Kent
                                   -----------------------------------------
                                   Leslie  Kent
                                   Chief  Financial  Officer