Form 10QSB
period 2003-06-30
VERTICALBUYER INC
filed 2004-07-23
CIK 1109879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2003

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

     As of July 22, 2004, there were 17,391,667 shares of Vertical Buyer, Inc.'s common stock, par value $0.001 issued and outstanding.


                                       VERTICALBUYER, INC.
                           JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-QSB

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION



ITEM  1.     FINANCIAL  STATEMENTS

                                                                                        Page Number
Consolidated Balance Sheet for period ended June 30, 2003. . . . . . . . . . . . . . .  F-1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003
and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002.  F-3

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .  F-4 - F-5


                               VERTICALBUYER, INC.
                               -------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                  JUNE 30, 2003
                                 --------------
                                   (Unaudited)
                                   -----------


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
                                                         ============

                 See notes to consolidated financial statements


                                   VERTICALBUYER, INC.
                                   -------------------

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          -------------------------------------
                                       (Unaudited)
                                       -----------


                                          Three Months Ended         Six Months Ended
                                              June 30,                    June 30,
                                       ------------------------  ------------------------
                                          2003         2002         2003         2002
                                       -----------  -----------  -----------  -----------
Revenues. . . . . . . . . . . . . . .  $         -  $         -  $         -  $         -

Cost of Sales . . . . . . . . . . . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

  GROSS PROFIT. . . . . . . . . . . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

Expenses:
  Selling, general and administrative            -            -            -            -
  Interest income expense, net. . . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

  Total operating expenses. . . . . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

Loss from continuing operations . . .            -            -            -            -
Loss from discontinued operations . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

  NET LOSS. . . . . . . . . . . . . .  $         -  $         -  $         -  $         -
                                       ===========  ===========  ===========  ===========


NET LOSS PER WEIGHTED AVERAGE
  SHARES OUTSTANDING -
  Basic and diluted
    Continued operations. . . . . . .  $         -  $         -  $         -  $         -
                                       ===========  ===========  ===========  ===========
    Discontinued operations . . . . .  $         -  $         -  $         -  $         -
                                       ===========  ===========  ===========  ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING . . . . . . . . . . . .   17,033,334   17,033,334   17,033,334   17,033,334
                                       ===========  ===========  ===========  ===========

                 See notes to consolidated financial statements


                               VERTICALBUYER, INC.
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                               Six Months Ended
                                                                    June 30,
                                                                  2003   2002
                                                                  -----  -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   -  $   -
  Adjustments ro reconcile net (loss) to net cash
  (used) in operating activities:
    Loss (income) from discontinued operations . . . . . . . . .      -      -
    Changes in assets and liabilities: . . . . . . . . . . . . .      -      -
                                                                  -----  -----

NET CASH USED BY OPERATING ACTIVITIES. . . . . . . . . . . . . .      -      -

Effect of exchange rate differences on cash and cash equivalents      -      -
                                                                  -----  -----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .      -      -

CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . .      -      -
                                                                  -----  -----

CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . .  $   -  $   -
                                                                  =====  =====

                 See notes to consolidated financial statements

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2003 are included.

The results of operations for the three month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Loss  per  share
----------------

Loss per share has been determined based on the Company's net loss divided by the weighted average number of common shares outstanding. Warrants and options to purchase shares of common stock outstanding at June 30, 2003 were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

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

     As of June 30, 2003 the Company had no operations, no revenues, no cash and no assets.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     There was a final judgment entered on February 11, 2002 captioned Intratech Capital Partners, Ltd. v. VerticalBuyer, Inc., Cause No. CC-01-06374-B, in the County Court, Dallas County, Texas. The judgment was against VerticalBuyer for $42,000 with post-judgment interest at the rate of ten percent (10%) per annum from the judgment date until paid and 225,000 shares of common stock in VerticalBuyer, Inc., together with all costs of Court.

ITEM  2.  CHANGES  IN  SECURITIES  AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)      Exhibits:

Exhibit No.  Description of Exhibit
-----------  ------------------------------------------------------------------------------
   31.1      Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

   31.2      Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

   32.1      Section 1350 Certifications of Chief Executive Officer Chief Financial Officer

(b)      Reports  on  Form  8-K:

     No reports on Form 8-K were filed during the period represented by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this 10-QSB report for the period ended June 30, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VERTICALBUYER,  INC.


Dated:  July 22, 2004

                              By:  /s/ Timothy  Rosen
                                   -----------------------------------------
                                   Timothy  Rosen
                                   President  and  Chief  Executive  Officer


Dated:  July 22, 2004

                              By:  /s/ Leslie  Kent
                                   -----------------------------------------
                                   Leslie  Kent
                                   Chief  Financial  Officer