Form 10QSB
period 2003-09-30
VERTICALBUYER INC
filed 2004-07-23
CIK 1109879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

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


                                       VERTICALBUYER, INC.
                        SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-QSB

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  of  Financial  Condition  or  Plan  of  Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS


                                                                                              Page Number
Consolidated Balance Sheet for period ended September 30, 2003 . . . . . . . . . . . . . . .  F-1

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003
and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003
and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .  F-4 - F-5


                               VERTICALBUYER, INC.
                               -------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                SEPTEMBER 30, 2003
                               -------------------
                                   (Unaudited)
                                   -----------


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
                                                         ============

                        See notes to financial statements


                                   VERTICALBUYER, INC.
                                   -------------------

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          -------------------------------------
                                       (Unaudited)
                                       -----------


                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                       ------------------------  ------------------------
                                          2003         2002         2003         2002
                                       -----------  -----------  -----------  -----------
Revenues. . . . . . . . . . . . . . .  $         -  $         -  $         -  $         -

Cost of Sales . . . . . . . . . . . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

  GROSS PROFIT. . . . . . . . . . . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

Expenses:
  Selling, general and administrative            -            -            -            -
  Interest income, net. . . . . . . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

  Total operating expenses. . . . . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

Loss from continuing operations . . .            -            -            -            -
Loss from discontinued operations . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

  NET LOSS. . . . . . . . . . . . . .  $         -  $         -  $         -  $         -
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

                        See notes to financial statements


                               VERTICALBUYER, INC.
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                               Nine Months Ended
                                                                  September 30,
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
                                                                  =====  =====

                        See notes to financial statements

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2003 are included.

The results of operations for the three month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Loss  per  share
----------------

Loss per share has been determined based on the Company's net loss divided by the weighted average number of common shares outstanding. Warrants and options to purchase shares of common stock outstanding at September 30, 2003 were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

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

     As of September 30, 2003 the Company had no operations, no revenues, no cash and no assets.


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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On February 11, 2002 there was a judgment entered against VerticalBuyer for $42,000 with post-judgment interest at the rate of ten percent (10%) per annum from the judgment date until paid and 225,000 shares of common stock in VerticalBuyer, Inc., together with all costs of Court. The judgment was in the case Intratech Capital Partners, Ltd. v. VerticalBuyer, Inc., Cause No. CC-01-06374-B, in the County Court, Dallas County, Texas.

ITEM  2.  CHANGES  IN  SECURITIES  AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)      Exhibits:

Exhibit No.  Description of Exhibit
-----------  ----------------------------------------------------------------------------------
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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this 10-QSB report for the period ended September 30, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.


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