Form 10KSB
period 2003-12-31
VERTICALBUYER INC
filed 2004-07-26
CIK 1109879

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

For  Fiscal  Year  Ended:  December  31,  2003

OR

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ________________  to  ________________


                        Commission File Number 333-34144
           ----------------------------------------------------------

                               VERTICALBUYER, INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                         98-0216911
        (State of Incorporation)     (I.R.S. Employer Identification No.)

                    c/o Gottbetter & Partners, LLP            10022
                    488 Madison Avenue, 12th Floor
                          New York, New York
               (Address of principal executive offices)     (Zip Code)

                 Issuer's telephone number        (212) 400-6900
                            -------------------------

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

     As of July 23, 2004, there were 17,391,667 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these, 15,232,076 shares are held by affiliates of the registrant. The market value of securities held by non-affiliates is $10,160 based on the last price of $0.005 of the registrant's common stock on July 23, 2004.

     Transitional  Small  Business  Disclosure Format (check one):
Yes [  ]; No  [X]

     Documents  Incorporated  By  Reference:  See  Exhibit  List


                                                  TABLE OF CONTENTS


Item Number and Caption                                                                                           Page
             Forward-Looking Statements                                                                              3

                                                       PART I

Item 1.      Description of Business                                                                                 3
Item 2.      Description of Property                                                                                 8
Item 3.      Legal Proceedings                                                                                       8
Item 4.      Submission of Matters to a Vote of Security Holders                                                     8

                                                      PART II

Items 5.     Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity     8
             Securities
Item 6.      Management's Discussion and Analysis or Plan of Operation                                              10
Item 7.      Financial Statements                                                                                   11
Item 8       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   12
Item 8A.     Controls and Procedures                                                                                12

                                                      PART III

Item 9.      Directors and Executive Officers of the Registrant                                                     12
Item 10.     Executive Compensation                                                                                 13
Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters         15
Item 12.     Certain Relationships and Related Transactions                                                         16
Item 13      Exhibits and Reports on Form 8-K                                                                       17
Item 14.     Principal Accountant Fees and Services                                                                 18

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

     We may re-launch the first vertical portal we developed, which was for the commercial lighting industry. The news portal, www.lightseek.com, was an Internet database where buyers, such as electrical contractors, lighting designers, or architects were able to search for product information from suppliers of commercial lighting products. This website also provided instant access to a comprehensive database on a wide variety of pertinent topics, such as:

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


     Lightseek

     The site www.lightseek.com provided business-to-business online services that facilitated the exchange of information within the global lighting industry. This site was initially focused on providing news, articles, industry forums, recruitment services and product information for the lighting industry. Its revenues had been derived from advertising fees.

     This  site consisted of a buyers' guide containing contact information for:

-    most  UK  lighting  companies,

- shop fronts where advertisers could display information about their product lines, contacts to their websites, and

- information where they could receive online inquiries from their prospective buyers.

     The site also contained a message forum where industry professionals could exchange opinions and ask questions of their peers. It also contained an events diary of industry expositions and conferences. The site www.lightseek.com shifted its focus from the UK to international. The major change was featuring international news, in particular, news from the United States, on the site. The site was also accepting international buyers' guide listings. However, as of September, 2001 all operations had ceased.

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

     We marketed ourselves aggressively to both the specifier and electrical contractor market and had at one point a database in excess of 4,000 live names. These companies were regularly contacted by the sales team via mailshots and literature. We also regularly advertised in the two major lighting trade magazines. We also had a web site www.litech.co.uk. However, by September, 2001 all operations had ceased.


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

Employees

     As of December 31, 2003, we had no employees and no operations. Tim Rosen remains our President and Chairman, and Leslie Kent remains our Chief Financial Officer.

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

We  have  no  notice  of  any  other  pending  litigation.


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

     As  of  July 23, 2004 the closing bid price of our common stock was $0.005.

Holders

     As of December 31, 2003, there were approximately 122 record holders of our common stock.

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

     In September 2001, the Company discontinued the operations of both Lightseek Limited and Litech Limited. The Company has negative working capital of $113,345 and an accumulated deficit of $2,139,407 at December 31, 2003, and has incurred significant operating losses. We have funded our liquidity and capital requirements in the past two years primarily through the sale of our common stock in 2000.

     VerticalBuyer was seeking to specialize in the creation of Internet based news sites dedicated to specific industries. Lightseek was our first website developed for the commercial lighting industry. Subsequently, other lighting sites were also tested, including an auction site for the global market. However, all operations ceased by September, 2001.

     We require additional funding for working capital in order to resume operations while we seek opportunities. Such financing is expected to be through the sale of common stock and or debt issuances. However, we do not have any commitment from any sources to raise this capital. If management is unable to generate external financing, we will not be able to proceed with our business plan, and accordingly operations would have to be curtailed. As of December 31, 2003, we had no cash, no assets, no revenue and no operations.

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

                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Timothy Neil David Rosen         48     President, Chief Executive Officer and
Flat 3, 12 West Eaton Place,            Chairman
London, SW1X8LS
United Kingdom

Leslie Kent                      50     Secretary, Chief Financial Officer and
Winton Lodge, Winton Hill               a Director
Stockbridge, Hampshire
SO20 6HJ
United Kingdom

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


ITEM  10.  EXECUTIVE  COMPENSATION

     The following table shows compensation earned during the fiscal years ended December 31, 2003, 2002 and 2001 by our President and our executive officers who made $100,000 or more last year.

          Summary  Compensation  Table

NAME & PRINCIPAL POSITION      YEAR  SALARY ($)
Timothy Rosen, President, CEO  2003           0
and Chairman
                               2002           0
                               2001      55,000
Leslie Kent, CFO, Treasurer    2003           0
                               2002           0
                               2001      55,000

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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2003. The information in this table provides the ownership information for:

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

Name and Address of Owner        Amount of Beneficial Ownership          Percentage Owned*
-------------------------------  ------------------------------  ----------------------------------
Timothy Rosen (1)                                     7,225,000  42% (of actual outstanding shares)
-------------------------------  ------------------------------  ----------------------------------
Leslie Kent (1)                                       7,225,000  42% (of actual outstanding shares)
-------------------------------  ------------------------------  ----------------------------------
CSP, Inc.(2)                                          4,282,078  25% (of actual outstanding shares)
40 Linnell Circle
Billerica, MA 01821-3901
-------------------------------
All Executive Officers and                           14,450,000                                 84%
Directors a group(2 persons)(3)
-------------------------------

(1) Includes 250,000 shares of common stock issuable upon exercise of stock options at an exercise price of $1.00 per share. (However, as of July 23, 2004 all stock options granted have expired.)

(2) Includes 3,000,000 shares of common stock issuable upon exercise of warrants at an exercise price of $1.00 per share. (However, as of July 23, 2004 all stock options granted have expired.)

(3) Includes 750,000 shares of common stock issuable upon exercise of stock options at an exercise price of $1.00 per share. (However, as of July 23, 2004 all stock options granted have expired.)

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

(2) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 1, 2001.

Reports  on  Form  8-K

     None.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

(1)  Audit  Fees

     The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2003 were $8,667.

(2)  Audit  Related  Fees

     The aggregate fees billed for professional services rendered by Sherb & Co., LLP for audit related fees for fiscal year 2003 were $0.

(3)  Tax  Fees

     The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the preparation of the Registrant's tax returns, including tax planning for fiscal year 2003 were $0.

(4)  All  Other  Fees

     The aggregate fees billed for professional services rendered by Sherb & Co., LLP for all other services for fiscal year 2003 were $0.

(5)  Audit  Committee  Policies  and  Procedures

     The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Sherb & Co., LLP for fiscal year 2003.

(6) Audit Work Attributed to Persons Other than Sherb & Co., LLP Full-time, Permanent Employees.

     Not  applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this December 31, 2003 10-KSB report to be signed on it behalf by the undersigned, thereunto duly authorized.

Dated:     July  23,  2004

                                        VERTICALBUYER,  INC.



                                        By: /s/ Timothy Rosen
                                            Timothy Rosen
                                            President, Chief Executive Officer
                                            and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this December 31, 2003 10-KSB report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of July, 2004.


                                        By: /s/ Timothy Rosen
                                            Timothy Rosen
                                            President, Chief Executive Officer
                                            and Chairman of the Board


                                        By: /s/ Leslie  Kent
                                            Leslie  Kent
                                            Chief Financial Officer and Director


                                        VERTICALBUYER,  INC.

                                         TABLE OF CONTENTS


CONSOLIDATED FINANCIAL STATEMENTS:                                                     Page Number
Independent Auditor's Report, Sherb and Co., LLP                                       F-1
Consolidated Balance Sheet for period ended December 31, 2003                          F-2
Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2002   F-3
Consolidated Statements of Stockholders Equity (Deficit)                               F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002   F-5
Notes to Consolidated Financial Statements                                             F-6 - F-8

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
VerticalBuyer,  Inc.

We have audited the accompanying consolidated balance sheet of Verticalbuyer, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Verticalbuyer, Inc. as of December 31, 2003, and the results of its operations, stockholders' equity (deficit) and its cash flows for the years ended December 31, 2003, and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has negative working capital of $113,345 and an accumulated deficit of $2,139,407 at December 31, 2003, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and /or equity financing to fund operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


                               VERTICALBUYER, INC.
                               -------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                DECEMBER 31, 2003
                                -----------------



                                     ASSETS
                                     ------
Current Assets:
  Cash                                                   $         -
                                                         ------------

                                                         $         -
                                                         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                  $   113,345
                                                         ------------
    Total current liabilities                                113,345
                                                         ------------

Stockholders' deficit:
  Common stock, $.001 par value; 50,000,000 authorized,
    17,391,667 issued and outstanding                         17,392
  Additional paid-in capital                               2,008,670
  Accumulated deficit                                     (2,139,407)
                                                         ------------

    Total stockholders' deficit                             (113,345)
                                                         ------------

                                                         $         -
                                                         ============

                 See notes to consolidated financial statements


                               VERTICALBUYER, INC.
                               -------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                       Year Ended December 31,
                                       -----------------------
                                          2003         2002
                                       -----------  -----------
Revenues                               $         -  $         -

Cost of Sales                                    -            -
                                       -----------  -----------

  GROSS PROFIT                                   -            -
                                       -----------  -----------

Expenses:
  Sales and marketing                            -            -
  Product development                            -            -
  Selling, general and administrative            -            -
  Interest income, net                           -            -
                                       -----------  -----------

  Total operating expenses                       -            -
                                       -----------  -----------

Loss from continuing operations                  -            -
Loss from discontinued operations                -            -
                                       -----------  -----------

  NET LOSS                             $         -  $         -
                                       ===========  ===========


NET LOSS PER WEIGHTED AVERAGE
  SHARES OUTSTANDING -
  Basic and diluted
    Continued operations               $         -  $         -
                                       ===========  ===========
    Discontinued operations            $         -  $         -
                                       ===========  ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                           17,033,334   17,033,334
                                       ===========  ===========

                 See notes to consolidated financial statements


                                              VERTICALBUYER, INC.
                                              -------------------

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                -----------------------------------------------


                                                                                Accumulated
                                Common stock       Additional                      Other            Total
                            ---------------------    Paid-In     Accumulated   Comprehensive    Stockholders'
                               Shares     Amount     Capital       Deficit         Income          Deficit
                            ------------  -------  -----------  -------------  --------------  ---------------
Balance, January 1, 2002      17,391,667  $17,392  $ 2,008,670  $ (2,139,407)  $            -  $     (113,345)

Net loss                               -        -            -             -                -               -
                            ------------  -------  -----------  -------------  --------------  ---------------

Balance, December 31, 2002    17,391,667  $17,392  $ 2,008,670  $ (2,139,407)  $            -  $     (113,345)

Net loss                               -        -            -             -                -               -
                            ------------  -------  -----------  -------------  --------------  ---------------

Balance, December 31, 2003    17,391,667  $17,392  $ 2,008,670  $ (2,139,407)  $            -  $     (113,345)
                              ==========  =======  ===========  =============  ==============  ===============

                 See notes to consolidated financial statements


                               VERTICALBUYER, INC.
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                  Years Ended
                                                                  December 31,
                                                                  ------------
                                                                  2003   2002
                                                                  -----  -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $   -  $   -
  Adjustments ro reconcile net loss to net cash flows
  used in operating activities:
    Loss  from discontinued operations                                -      -
    Changes in assets and liabilities:
      Accounts payable and accrued liabilities                        -      -
                                                                  -----  -----

NET CASH USED BY OPERATING ACTIVITIES                                 -      -
                                                                  -----  -----

Effect of exchange rate differences on cash and cash equivalents      -      -
                                                                  -----  -----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  -      -

CASH AND CASH EQUIVALENTS, beginning of year                          -      -
                                                                  -----  -----

CASH AND CASH EQUIVALENTS, end of year                            $   -  $   -
                                                                  =====  =====

                 See notes to consolidated financial statements

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  1  -  ORGANIZATION,  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

Vertical Buyer, ("the Company") a Delaware corporation, was incorporated on September 24, 1999 and on March 1, 2000 issued14,250,000 shares of its common stock to the shareholders of Lightseek Limited in exchange for all of the outstanding common stock of Lightseek Limited. On February 15, 2001, Lightseek Limited acquired all of the outstanding common stock of Litech Limited. The acquisition of Litech has been accounted for under the purchase method, and, accordingly, Litech's operations have been included in the Company's consolidated financial statements from its date of acquisition. Lightseek is principally engaged in the development of Internet sites designed to exploit Business-to-Business e-commerce opportunities within the global commercial electrical and lighting markets. Litech is a specialist designer and manufacturer of fiber optic lighting applications for the entertainment, commercial and retail markets. In September 2001 the Company discontinued the operations of both Lightseek Limited and Litech Limited

Basis  of  Presentation

The Company has negative working capital of $113,345 and an accumulated deficit of $2,139,407 at December 31, 2003, and has incurred significant recurring operating losses.

Use  of  estimates

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

Principles  of  Consolidation

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

The Company accounts for stock-based compensation to employees and directors using the intrinsic value method of accounting as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's Consolidated Statements of Operations

Earnings  per  share

Earnings per share has been determined based on the Company's net income divided by the weighted average number of common shares outstanding. Warrants and options to purchase 4,470,000 shares of common stock were outstanding at December 31, 2002, but were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

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

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company believes the adoption of SFAS 149 will have not significant impact on its financial statements. The statement is effective for contracts entered into or modified after June 30, 2003.

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

At December 31, 2003, the Company had net operating loss carryforwards available to offset future Federal and New York State taxable income of approximately $1,815,000. If not utilized, these carryforwards will expire at various dates through 2021.

Deferred  assets  are  comprised  of  the  following:

                                          December 31,
                                  ----------------------------
                                      2002           2001
                                  -------------  -------------
Net operating loss carryforwards     726,000        726,000
--------------------------------  -------------  -------------
Valuation allowance                 (726,000)      (726,000)
                                  -------------  -------------
Net deferred tax assets           $      - 0 -   $      - 0 -
                                  =============  =============