Form 10QSB
period 2004-06-30
VERTICALBUYER INC
filed 2004-07-27
CIK 1109879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2004

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

    As of July 27, 2004, there were 17,391,667 shares of the VerticalBuyer, Inc.'s common stock, par value $0.001 issued and outstanding.


                                      VERTICALBUYER, INC.
                          JUNE 30, 2004 QUARTERLY REPORT ON FORM 10-QSB

                                       TABLE OF CONTENTS



                                                                                           Page
                                                                                          Number
Special Note Regarding Forward-Looking Statements. . . . . . . . . . . . . . . . . . . .       3

                                PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

Item 2.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . .       5

Item 3.   Control and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

                                 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities       6

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . .       6

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . .       6

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .       6

     References in this report to "we", "us", "our" and similar terms means VerticalBuyer, Inc., a Delaware corporation, and its wholly owned subsidiaries.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                                     PART I - FINANCIAL INFORMATION



ITEM  1.     FINANCIAL  STATEMENTS
                                                                                                   Page
                                                                                                  Number
Consolidated Balance Sheet for period ended June 30, 2004 . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003  F-2

Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2004 and 2003  F-3

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4 - F-5


                               VERTICALBUYER, INC.
                               -------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                  JUNE 30, 2004
                                 --------------
                                   (Unaudited)
                                   -----------


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
                                                         ============

                 See notes to consolidated financial statements


                                   VERTICALBUYER, INC.
                                   -------------------

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          -------------------------------------
                                       (Unaudited)
                                       -----------


                                          Three Months Ended         Six Months Ended
                                              June 30,                    June 30,
                                       ------------------------  ------------------------
                                          2004         2003         2004         2003
                                       -----------  -----------  -----------  -----------
Revenues. . . . . . . . . . . . . . .  $         -  $         -  $         -  $         -

Cost of Sales . . . . . . . . . . . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

  GROSS PROFIT. . . . . . . . . . . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

Expenses:
  Selling, general and administrative            -            -            -            -
  Interest income expense, net. . . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

  Total operating expenses. . . . . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

Loss from continuing operations . . .            -            -            -            -
Loss from discontinued operations . .            -            -            -            -
                                       -----------  -----------  -----------  -----------

  NET LOSS. . . . . . . . . . . . . .  $         -  $         -  $         -  $         -
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

                 See notes to consolidated financial statements


                               VERTICALBUYER, INC.
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                               Six Months Ended
                                                                    June 30,
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
                                                                  =====  =====

                 See notes to consolidated financial statements

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2004 are included.

The results of operations for the three month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Loss per share has been determined based on the Company's net loss divided by the weighted average number of common shares outstanding. Warrants and options to purchase shares of common stock outstanding at June 30, 2004 were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

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

     As of June 30, 2004 the Company had no operations, no revenues, no cash and no assets.

     On March 12, 2004 controlling shareholders Leslie Kent and Timothy Rosen sold their combined shares of common stock totaling 13,950,000 shares, which represents approximately eighty percent (80%) of the Company's outstanding shares, to Maximum Ventures, Inc. for $150,000. Although this sale was executed on March 12, 2004 there are certain post closing conditions which have not yet been met. Maximum Ventures, Inc. also assumed certain liabilities of the Company. Maximum Ventures, Inc. is located at 1175 Walt Whitman Road, Suite 100, Melville, New York 11747.


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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On February 11, 2002 there was a judgment entered against VerticalBuyer for $42,000 with post-judgment interest at the rate of ten percent (10%) per annum from the judgment date until paid and 225,000 shares of common stock in VerticalBuyer, Inc., together with all costs of Court. The judgment was in the case Intratech Capital Partners, Ltd. v. VerticalBuyer, Inc., Cause No. CC-01-06374-B, in the County Court, Dallas County, Texas. On March 12, 2004 a Mutual Release with Judgment Holder Intratech Capital Partners, LTD. was executed.

ITEM  2.  CHANGES  IN  SECURITIES  AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     On March 12, 2004 controlling shareholders Leslie Kent and Timothy Rosen sold their combined shares of common stock totaling 13,950,000 shares, which represents approximately eighty percent (80%) of the Company's outstanding shares, to Maximum Ventures, Inc. for $150,000. Maximum Ventures, Inc. also assumed certain liabilities of the Company. Although this sale was executed on March 12, 2004 there are certain post closing conditions which have not yet been met. Maximum Ventures, Inc. is located at 1175 Walt Whitman Road, Suite 100, Melville, New York 11747.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)      Exhibits:


Exhibit No.  Description of Exhibit
      2.1    Stock Purchase Agreement, dated March 12, 2004 between Leslie Kent and
             Timothy Rosen, and Maximum Ventures, Inc.
     10.1    Stock Purchase Agreement, dated March 12, 2004 between Leslie Kent and
             Timothy Rosen, and Maximum Ventures, Inc. (filed as exhibit 2.1)
     10.2    Mutual Release with Judgment Holder Intratech Capital Partners, LTD., dated March 12, 2004
     31.1    Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
     31.2    Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
     32.1    Section 1350 Certifications of Chief Executive Officer and Chief Financial
             Officer

(b)      Reports  on  Form  8-K:

     No reports on Form 8-K were filed during the period represented by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this 10-QSB report for the period ended June 30, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VERTICALBUYER,  INC.


Dated:  July  27,  2004
                                      By:  /s/ Timothy  Rosen
                                           -------------------------------------
                                           Timothy  Rosen
                                           President and Chief Executive Officer


Dated:  July  27,  2004

                                      By:  /s/ Leslie  Kent
                                           -------------------------------------
                                           Leslie  Kent
                                           Chief  Financial  Officer