Form 10QSB
period 2004-09-30
VERTICALBUYER INC
filed 2004-11-22
CIK 1109879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               |X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended  September 30, 2004_
                                          ------------------

                                       or

             |   |      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission file number 333-34144

                               VERTICALBUYER, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

                         Delaware                   98-0216911
                         --------                   ----------
              (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)
             ------------------------------     -------------------

                              1175 Walt Whitman Rd.         11747
                                    Suite 100
                               Melville, New York
                               ------------------
             (Address of principal executive offices)     (Zip Code)

                                 (631) 424-9009
                                 --------------
                (Issuer's telephone number, including area code)

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90
days.  Yes  |X|  No  |   |

     As of October 1, 2004, there were 17,391,667 shares of the registrant's common stock, par value $0.001 issued and outstanding.


                                        VERTICALBUYER, INC.
                                         SEPTEMBER 30, 2004
                                  QUARTERLY REPORT ON FORM 10-QSB

                                          TABLE OF CONTENTS

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------

Special Note Regarding Forward-Looking Statements                                                     3

                                   PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                        4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      11

Item 3.   Control and Procedures                                                                     11

                                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                          12

Item 2.   Changes in Securities and Use of Proceeds                                                  12

Item 3.   Defaults Upon Senior Securities                                                            12

Item 4.   Submission of Matters to a Vote of Security Holders                                        12

Item 5.   Other Information                                                                          12

Item 6.   Exhibits and Reports on Form 8-K                                                           12

     References in this report to "we", "us", "our" and similar terms means VerticalBuyer, Inc., a Delaware corporation, and its wholly owned subsidiaries.

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                               PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                                                                          Page
                                                                                         Number
                                                                                         ------

Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003        5

Consolidated Statements of Operations for the three months and nine months ended              6
  September 30, 2004 and September 30, 2003 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September                     7
  30, 2004 and September 30, 2003 (unaudited)

Notes to Consolidated Financial Statements                                                    8


                              VERTICALBUYER, INC.
                              -------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                SEPTEMBER 30, 2004
                               -------------------
                                   (Unaudited)
                                   -----------


                                     ASSETS
                                     ------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                  $    73,420
                                                         ------------
    Total current liabilities                                 73,420
                                                         ------------

Stockholders' deficit:
  Common stock, $.001 par value; 50,000,000 authorized,
    17,391,667 issued and outstanding                         17,392
  Additional paid-in capital                               2,008,670
  Accumulated deficit                                     (2,099,482)
                                                         ------------

    Total stockholders' deficit                              (73,420)
                                                         ------------

                                                         $         -
                                                         ============

                        See notes to financial statements


                                   VERTICALBUYER, INC.
                                   --------------------

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                        (Unaudited)
                                        -----------


                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                       -------------------------  -------------------------
                                           2004         2003          2004         2004
                                       ------------  -----------  ------------  -----------
Revenues                               $         -   $         -  $         -   $         -

Cost of Sales                                    -             -            -             -
                                       ------------  -----------  ------------  -----------

  GROSS PROFIT                                   -             -            -             -
                                       ------------  -----------  ------------  -----------

Expenses:
  Selling, general and administrative          770             -          770             -
  Interest income, net                           -             -            -             -
                                       ------------  -----------  ------------  -----------

  Total operating expenses                     770             -          770             -
                                       ------------  -----------  ------------  -----------

Loss from continuing operations               (770)            -         (770)            -
Income from discontinued operations         40,695             -       40,695             -
                                       ------------  -----------  ------------  -----------

  NET LOSS                             $    39,925   $         -  $    39,925   $         -
                                       ============  ===========  ============  ===========


NET LOSS PER WEIGHTED AVERAGE
  SHARES OUTSTANDING -
  Basic and diluted
    Continued operations               $         -   $         -  $         -   $         -
                                       ============  ===========  ============  ===========
    Discontinued operations            $         -   $         -  $         -   $         -
                                       ============  ===========  ============  ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          $17,033,334    17,033,334   17,033,334    17,033,334
                                       ============  ===========  ============  ===========

                             See notes to financial statements


                              VERTICALBUYER, INC.
                              --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                           2004      2003
                                                         ---------  ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $   (770)  $   -
  Adjustments to reconcile net (loss) to net cash flows
  (used) in operating activities:
    Income from discontinued operations                    40,695       -
    Changes in assets and liabilities:
      Accounts payable and accrued liabilities            (39,925)
                                                         ---------  ------

NET CASH USED BY OPERATING ACTIVITIES                           -       -
                                                         ---------  ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            -       -

CASH AND CASH EQUIVALENTS, beginning of period                  -       -
                                                         ---------  ------

CASH AND CASH EQUIVALENTS, end of period                 $      -   $   -
                                                         =========  ======

                        See notes to financial statements

                               VERTICALBUYER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 and 2003
                                   (unaudited)


Note  1  -  Basis  of  presentation
-----------------------------------

The accompanying unaudited consolidated financial statements and related notes have been prepared using accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The results of operations for the nine-months ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2004.

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

Loss  per  share
----------------

Loss per share has been determined based on the Company's net loss divided by the weighted average number of common shares outstanding. Warrants and options to purchase 4,470,000 shares of common stock were outstanding at September 30, 2004, but were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

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

Recent Accounting Pronouncements:
---------------------------------

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note  3  -  Going  Concern
--------------------------

The Company has incurred an accumulated deficit at September 30, 2004 of approximately $2,180,000 and had negative capital at September 30, 2004 of approximately $73,000. The Company's ability to continue as a going concern is dependent upon the Company obtaining adequate capital to fund losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Overview

     VerticalBuyer, Inc.(the "Company") a Delaware corporation, was incorporated on September 24, 1999 and on March 1, 2000 issued 14,250,000 shares of its common stock to the shareholders of Lightseek Limited in exchange for all of the outstanding common stock of Lightseek Limited. On February 15, 2001, Lightseek Limited acquired all of the outstanding common stock of Litech Limited. Lightseek was principally engaged in the development of Internet sites designed to exploit Business-to-Business e-commerce opportunities within the global commercial electrical and lighting markets. Litech was a specialist designer and manufacturer of fiber optic lighting applications for the entertainment, commercial and retail markets. In September 2001, the Company discontinued the operations of both Lightseek Limited and Litech Limited.

     Management believes that we will require additional funding for working capital in order to sustain our operations while we seek opportunities. Such financing is expected to be through the sale of common stock and or debt issuances. However, we do not have any commitment from any sources to raise this capital. If management is unable to generate external financing, we will not be able to proceed with a business plan and it is unlikely we will be able to continue as a going concern. Should this be the case, we will attempt to sell the Company (or its assets) and liquidate. As of September 30, 2004, we had no cash, no assets and no operations.

     On March 12, 2004 controlling shareholders Leslie Kent and Timothy Rosen sold their combined shares of common stock totaling 13,950,000 shares, which represents approximately eighty percent (80%) of the Company's outstanding shares, to Maximum Ventures, Inc. for $150,000. All post-closing conditions of this sale have been finalized. Maximum Ventures, Inc. also assumed certain liabilities of the Company. Maximum Ventures, Inc. is located at 1175 Walt Whitman Road, Suite 100, Melville, New York 11747. In August 2004, Joseph Donahue resigned as a director from the board of directors. On August 16, 2004, the board of directors appointed Chris Kern as a director of the company. On October 22, 2004, the board of directors accepted the resignation of Messrs. Kent and Rosen from their respective positions as directors and officers of the Company. Mr. Kern appointed Abraham Mirman, President of Maximum Ventures, Inc., as a director and Chief Executive Officer of the Company. Following this appointment, Mr. Kern resigned from the board of directors and was subsequently appointed the Company's Interim Chief Financial Officer on November 17, 2004.

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

     None.

ITEM  3.  DEFAULTS  IN  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     On March 12, 2004 controlling shareholders Leslie Kent and Timothy Rosen sold their combined shares of common stock totaling 13,950,000 shares, which represents approximately eighty percent (80%) of the Company's outstanding shares, to Maximum Ventures, Inc. for $150,000. All post-closing conditions of this sale have been finalized. Maximum Ventures, Inc. also assumed certain liabilities of the Company. Maximum Ventures, Inc. is located at 1175 Walt Whitman Road, Suite 100, Melville, New York 11747. In August 2004, Joseph Donahue resigned as a director from the board of directors. On August 16, 2004, the board of directors appointed Chris Kern as a director of the company. On October 22, 2004, the board of directors accepted the resignation of Messrs. Kent and Rosen from their respective positions as directors and officers of the Company. Mr. Kern appointed Abraham Mirman, President of Maximum Ventures, Inc., as a director and Chief Executive Officer of the Company. Following this appointment, Mr. Kern resigned from the board of directors and was subsequently appointed the Company's Interim Chief Financial Officer on November 17, 2004.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)      Exhibits:

Exhibit
No.      Description  of  Exhibit
-------  ------------------------
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


                                                  VERTICALBUYER,  INC.


Dated:  November  22,  2004
                                                  By:  /s/ Abraham Mirman
                                                       ------------------------
                                                       Abraham Mirman
                                                       Chief Executive Officer


Dated:  November  22,  2004

                                                  By:  /s/ Chris  Kern
                                                       ------------------------
                                                       Chris  Kern
                                                       Chief  Financial  Officer