Form 10KSB
period 2004-12-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2005-03-30
CIK 1109879

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 333-34144

COMPUTER SOFTWARE

INNOVATIONS, INC.

(Name of small business issuer in its charter)

Delaware	98-0216911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1661 East Main Street Easley, South Carolina	29640
(Address of principal executive offices)	(Zip Code)

(864) 855-3900

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid ($4.00) and asked ($5.50) prices of such common equity as of March 24, 2005 was approximately $498,000.

The number of outstanding shares of Common Stock as of March 24, 2005 was approximately 2,631,752.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Description of Business.

A. Introduction

Unless the context requires otherwise, (1) “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the combined business of Computer Software Innovations, Inc., a Delaware corporation formerly known as VerticalBuyer, Inc., and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation; (2) “VerticalBuyer” refers to the Company prior to the merger; and (3) “CSI – South Carolina” refers to Computer Software Innovations, Inc., a South Carolina corporation, prior to the merger.

Prior to February 10, 2005, the Company was known as VerticalBuyer, Inc. Prior to our merger with CSI - South Carolina on February 11, 2005, we were a public shell corporation, having conducted no business operations since September, 2001. A brief history of VerticalBuyer, Inc. is set forth below in Paragraph R, “VerticalBuyer, Inc.”

On February 11, 2005, pursuant to an Agreement and Plan of Merger, CSI - South Carolina merged into the Company, with the Company continuing as the surviving corporation. Accordingly, our current business operations are those of CSI - South Carolina. Because VerticalBuyer had substantially no assets prior to the merger, the merger and related transactions will be accounted for as a recapitalization of CSI – South Carolina rather than a business combination. As such, going forward the historical financial statements of CSI - South Carolina will be the historical financial statements of the Company. Accordingly, except for the information provided under Paragraph R, “VerticalBuyer, Inc.” the business operations described in this Item 1 are those formerly of CSI – South Carolina.

The merger and related transactions are described below under Paragraph C, “The Merger and Recapitalization,” and under “Management’s Discussion and Analysis of Operation – B “Recent Developments.”

Our principal executive offices are located at 1661 East Main Street, Easley, South Carolina 29640. Our telephone number at that location is (864) 855-3900.

We maintain an Internet website at www.csi-plus.com. Certain pertinent information about our business, products and services and recent developments is posted on our website.

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended, and we file annual, quarterly and current reports and other information with the Securities and Exchange Commission. You may read and copy any document that we file at the SEC’s public reference room facility located at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains an Internet site at http://www.sec.gov that contains reports and other information regarding issuers, including us, that file documents with the SEC electronically through the SEC’s electronic data gathering, analysis and retrieval system known as EDGAR.

Our common stock is traded in the over-the-counter market under the symbol “CSWI.” Trade information is reported on the OTC Bulletin Board.

B. Overview

We are a developer of proprietary fund accounting software applications and a provider of network integration solutions for education and local government organizations. By strategically combining our proprietary fund accounting software with our network integration/hardware division, we have been successful in providing a variety of technological solutions to over 300 clients located in South Carolina, North Carolina and Georgia.

We develop proprietary fund accounting software applications specifically designed for municipalities, education and local government organizations. The software modules include the following: Fund Ledger, Accounts Payable, Purchasing, Payroll, Personnel, Employee Absence/Substitutes, Inventory, Utility Billing and many specialty modules meeting the specific needs of municipalities, education and local governments.

In addition, we provide network integration solutions as a value added reseller of computer hardware and engineering services. These technologies include, but are not limited to, the following:

•	technology planning;

•	hardware/software sales and installation;

•	system integration;

•	wide area networking;

•	wireless networking;

•	IP Telephony and IP Surveillance;

•	project management;

•	support and maintenance (Novell and Microsoft certified engineers); and

•	education technologies, including distance learning and classroom learning tools.

Our current business operations are those of Computer Software Innovations, Inc., a South Carolina corporation incorporated in 1990. Established in Easley, South Carolina by Nancy Hedrick, Beverly Hawkins and Joe Black, our current President and CEO, Vice President of Support Services and interim Chief Financial Officer, respectively, the Company initially provided administrative accounting software for the public sector. In early 1999, the original principals were joined by Bill Buchanan and Tom Clinton, our current Vice President of Engineering and Vice President of Sales, respectively, to form CSI Technology Resources, Inc. A wholly-owned subsidiary of Computer Software Innovations, Inc., CSI Technology Resources, Inc. was a value-added reseller of computer hardware and network integration services. In 2000, CSI Technology Resources, Inc. ceased to operate as a separate organization and became our Technology Resources Division. The below chart shows revenues broken down by business segment for the past three years:

Revenues ($ in thousands)

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Software sales	2,830	1,993	1,979
Hardware sales	17,543	15,549	10,609
Service/Support Sales	2,063	1,663	1,143
Other	45	36	30

Net Sales & Service	22,481	19,241	13,761

C. The Merger and Recapitalization

In the first quarter of 2005, the Company completed a series of recapitalization transactions. These culminated on February 11, 2005 with the merger of CSI – South Carolina into the Company, and our issuance of preferred stock, common stock, common stock Warrants and certain subordinated notes. The recapitalization transactions are described below:

•	Purchase of Majority Interest of VerticalBuyer by CSI – South Carolina. On January 31, 2005, CSI – South Carolina purchased 13,950,000 shares of the common stock, $0.001 par value, of VerticalBuyer from Maximum Ventures, Inc., a New York corporation, pursuant to a Stock Purchase Agreement. The shares purchased by CSI – South Carolina represented approximately 77% of VerticalBuyer’s outstanding common stock. The purchase price was $450,000, with approximately $53,000 of that amount going to satisfy outstanding liabilities of VerticalBuyer. CSI – South Carolina also reimbursed Maximum for certain legal expenses.

In connection with the purchase of shares by CSI – South Carolina, Mr. Abraham Mirman resigned as president, CEO and sole director of VerticalBuyer and Mr. Chris Kern resigned as its CFO. Immediately prior to Mr. Mirman’s resignation, Anthony Sobel, Tom Butta and Shaya Phillips were appointed as independent directors. The board of directors appointed new officers of VerticalBuyer, who were also officers of CSI – South Carolina. These were Nancy K. Hedrick, President and CEO; Joe G. Black, interim CFO, Beverly N. Hawkins, Secretary; and William J. Buchanan, Treasurer. The officer appointments were ratified by CSI – South Carolina, as majority shareholder, acting by written consent on January 31, 2005.

The Stock Purchase Agreement between CSI – South Carolina and Maximum Ventures dated January 31, 2005 is filed as Exhibit 10.22. Pursuant to the Stock Purchase Agreement, CSI – South Carolina and Maximum Ventures made certain representations and warranties, including in the case of Maximum Ventures, with respect to VerticalBuyer. The parties also agreed to indemnify each other generally for any breaches of any of their respective representations, warranties and covenants. In the case of Maximum Ventures, indemnification liability was capped at $450,000. CSI – South Carolina and Maximum Ventures also gave further assurances that they would cooperate in the future to carry out the purposes of the Stock Purchase Agreement, including the preparation and filing of future reports of VerticalBuyer with the SEC.

•	Reverse Stock Split. On January 31, 2005, the board of directors of VerticalBuyer approved a reverse stock split in order to facilitate a potential merger with CSI – South Carolina. In the reverse stock split, every 40 shares of VerticalBuyer’s common stock issued and outstanding on the record date, February 10, 2005, were converted and combined into one share of post-split shares. The reverse split was effective pursuant to an amendment to our certificate of incorporation, and was paid on February 11, 2005. No fractional shares were issued, nor any cash paid in lieu thereof. Rather, all fractional shares were rounded up to the next highest number of post-split shares and the same issued to any beneficial holder of such pre-split shares which would have resulted in fractional shares. Accordingly, each beneficial holder of our common stock received at least one post-split share and no shareholders were eliminated. Pursuant to the amendment to our certificate of incorporation effecting the reverse stock split, the number of authorized and preferred shares remained unchanged at 50,000,000 and 5,000,000, respectively. Continental Stock Transfer & Trust Company, New York, New York, our transfer agent, served as exchange agent for the reverse split. Stockholders who have not already done so may exchange their pre-split shares for post-split shares by contacting:

William F. Seegraber
Continental Stock Transfer & Trust Company
17 Battery Park
New York, New York 10004
(212) 509-4000, Ext. 536

On January 31, 2005, following the board’s approval of the reverse stock split, CSI – South Carolina, acting as majority shareholder, approved by written consent the reverse split and the related amendment to our certificate of incorporation.

•	Par Value. In connection with the January 31, 2005 approval of the reverse stock split, the board of directors of VerticalBuyer also approved the elimination of par value of all shares of our authorized common and preferred stock. Such change was likewise approved on January 31, 2004 by CSI – South Carolina, as majority shareholder acting by written consent. Subsequently, on February 9, 2005, the board decided it was in the best interest of VerticalBuyer and more economical to retain par value of $0.001 for all of our authorized common and preferred stock. This decision was made prior to the filing of the amendment to our certificate of incorporation and accordingly, the par value of our common and preferred stock has not changed. CSI – South Carolina as majority shareholder acting by written consent, also approved the subsequent retention of par value on February 9, 2005.

•	Name Change. On February 4, 2005, the board of directors of VerticalBuyer approved the change of our name from VerticalBuyer, Inc. to Computer Software Innovations, Inc. The board also approved an amendment to our certificate of incorporation effecting such change. Following the board’s approval of the name change on February 4, 2005, CSI – South Carolina, acting as majority shareholder by written consent, also approved the name change.

The change of our name to Computer Software Innovations, Inc. became effective on February 10, 2005, concurrently with the reverse stock split, upon the filing of an amendment to our certificate of incorporation.

•	CSI – South Carolina Dividend. Prior to the merger, CSI – South Carolina declared dividends to its five shareholders totaling $3,460,000. Of this, $960,000 was paid in cash and $2.5 million recorded as subordinated dividend notes payable to each shareholder. These notes were repaid immediately following the merger from the proceeds of the issuance of the preferred stock and the approximately $1.9 million subordinated note to Barron.

•	The Merger. At a meeting of the board of directors on February 4, 2005, our board of directors considered the potential merger of CSI – South Carolina into the Company in a related merger agreement. The board had previously discussed such merger at its January 31, 2005 meeting and in meetings with legal and other advisors. After due deliberation, the board approved the merger and the merger agreement.

On February 10, 2005, the Company and CSI – South Carolina executed the Agreement and Plan of Merger. On February 11, 2005, CSI – South Carolina merged into the Company, with the Company continuing as the surviving corporation. In the merger, the former stockholders of CSI – South Carolina received, in exchange for their shares of CSI – South Carolina common stock, two sets of notes totaling $3,624,800 and $1,875,200, respectively, and approximately 2,526,904 shares of our common stock. Such consideration was in addition to the pre-merger dividend by CSI – South Carolina. The set of notes totaling $3,624,800 was repaid to the former CSI – South Carolina shareholders immediately following the merger from the proceeds of the preferred stock and the $1,875,200 subordinated note issued to Barron Partners LP, as described under “Sale of Preferred Stock and Warrants” below. Subordinated notes payable to the former shareholders of CSI – South Carolina totaling $1,875,200 remained outstanding following the merger. The terms of the subordinated notes are described more fully under “Terms of Subordinated Notes” below.

As a result of the reverse stock split, the merger and the sale of preferred stock (described below), the Company has approximately 9.8 million shares of common stock outstanding on an as-converted basis. On a diluted basis, assuming the exercise of outstanding warrants and options, approximately 17.3 million shares of common stock are outstanding.

Pursuant to the Agreement and Plan of Merger, a new board of directors was constituted and new officers appointed. See “Directors, Executive Officers, Promoters and Control Persons” for information on our officers and directors.

In accordance with Agreement and Plan of Merger, upon the consummation of the merger, the certificate of incorporation and the bylaws of the Company were each amended and restated in the forms filed as Exhibit 3.1 and Exhibit 3.2, respectively. The amended and restated certificate of incorporation authorizes the issuance of up to forty million shares of common stock and fifteen million shares of preferred stock, each $0.001 par value per share.

The foregoing description of the merger and the Agreement and Plan of Merger does not purport to be complete and is qualified in its entirety by reference to the Agreement and Plan of Merger, which is filed as Exhibit 2.1. Certain other information relating to the merger is discussed in “Certain Relationships and Related Transactions.”

•	Sale of Preferred Stock and Warrants.

At the board’s meeting on February 4, 2005, our board, in connection with the merger, approved the issuance and sale of shares of its preferred stock and common stock Warrants to Barron Partners LP, a Delaware limited partnership, in exchange for the payment of $5,042,250 pursuant to the terms of a Preferred Stock Purchase Agreement. Pursuant to the agreement, Barron also agreed to invest an additional $1.9 million approximately, in the form of a subordinated note on the same terms as the subordinated notes payable to the former CSI – South Carolina shareholders in the merger. Later, on February 4, 2005, CSI – South Carolina acting as majority shareholder by written consent, ratified the board’s approval of the transactions with Barron.

On February 10, 2005, we entered into the Preferred Stock Purchase Agreement with Barron. Pursuant to the agreement, on February 11, 2005, immediately following the consummation of the merger, we issued to Barron 7,217,736 shares of our newly created Series A Convertible Preferred Stock in exchange for the payment of $5,042,250. Barron was also issued two Warrants to purchase in the aggregate 7,217,736 shares of our common stock. The preferred stock is convertible into common stock on a one for one basis. The exercise prices of the Warrants are $1.3972 and $2.0958 per share. Each Warrant is exercisable for half of the total Warrant shares. The terms and conditions of the Warrants are identical except with respect to exercise price. The conversion of the preferred stock and the exercise of the Warrants is subject to restrictions on ownership which prohibit Barron from beneficially holding greater than 4.99% of our common stock. Such restrictions can be waived by Barron upon 61 days prior notice.

In conjunction with the Preferred Stock Purchase Agreement, the Company also entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby the Company undertook certain obligations to register the shares of common stock of the Company underlying the Warrants and shares of preferred stock to be sold to Barron pursuant to the Preferred Stock Purchase Agreement. Under the terms of the Registration Rights Agreement, the Company is obligated to file, within forty-five days following the execution of the Registration Rights Agreement, a registration statement covering the resale of the shares underlying the convertible preferred stock and Warrants issued to Barron. Barron, subject to certain conditions, may also demand the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” may require the Company (subject to certain carvebacks) to include such shares in certain registration statements filed by the Company. The Company is obligated to pay all expenses in connection with the registration of the shares, and may be liable for liquidated damages in the event the registration of shares is not effected pursuant to the agreement between the parties. Among other events, such liquidated damages accruing at a rate of 25% of Barron’s investment per annum would be triggered if the Company fails to file the registration statement within 45 days, cause such registration to become effective within 120 days or maintain the effectiveness of the registration statement, subject to certain allowances.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Registration Rights Agreement, which is filed as Exhibit 10.5.

•	Subordinated Notes.

On February 11, 2005, the Company also issued six subordinated promissory notes payable, respectively to Barron and the five former shareholders of CSI – South Carolina: Nancy K. Hedrick, Joe G. Black, Beverly N. Hawkins, Thomas P. Clinton and William J. Buchanan. The five notes to the former CSI – South Carolina shareholders constituted a portion of their consideration in the merger. The note to Barron evidences a subordinated loan to the Company in connection with Barron’s investment in the preferred stock. All such notes are pari passu and rank equally in right of payment in the event of bankruptcy or liquidation of the Company, or similar events, and are subordinated in right of payment to all other non-subordinated debt of the Company. Payments of principal and interest may be paid as agreed under such subordinated notes, so long as, generally, we are not in default under any of our senior indebtedness.

The Barron note provides that the Company will repay to Barron $1,875,200, with interest accruing at an annual rate of the prime rate plus 2%. We must pay the principal on the note in full on or before May 10, 2006. Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full. The foregoing description of the Barron note is qualified in its entirety by reference to Exhibit 10.6.

The aggregate principal sum borrowed under the notes payable to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount borrowed, the terms of the notes are substantially identical to the note payable to Barron. We anticipate re-paying the subordinated notes from draws on our new bank credit facility, which was closed on March 14, 2005, and cash generated from operations. The foregoing description of the notes payable to the former shareholders of CSI – South Carolina is qualified in its entirety by reference to Exhibit 10.7.

On March 14, 2005, we entered into a bank credit facility. On March 16, 2005, we drew $1.5 million under the credit facility, which was used to pay down a like amount of the subordinated loans due Barron and the former CSI – South Carolina stockholders. We anticipate utilizing further draws under the facility as one source of repayment of the subordinate notes, as availability under the facility increases.

•	The Preferred Stock Purchase Agreement.

The terms of the Series A Convertible Preferred Stock are contained in the certificate of Designations, Rights and Preferences, which is described under “Description of Capital Stock” in our Form 8-K filed with the Commission on March 28, 2005. The terms of the preferred stock sale are contained in the Preferred Stock Purchase Agreement. In addition to the customary representations, warranties and other provisions the Preferred Stock Purchase Agreement:

•	required Barron, as the investor in the preferred stock on the one hand, and the five (5) former shareholders of CSI – South Carolina, collectively on the other hand, to make subordinated loans to the Company in the amount of approximately $1.9 million each. Barron’s loan was funded with cash at closing and was substantially utilized to fund the merger consideration. The loans by the former CSI – South Carolina shareholders were funded by merger consideration which otherwise would have been payable in cash;

•	required Barron to reimburse the Company for $81,736.50 of its legal expenses, so as to provide the Company with funds to apply toward its legal expenses relating to the sale of the preferred stock and related transactions;

•	provided for the delivery of the two Warrants;

•	required that the merger be consummated immediately prior to the sale of the preferred stock and the Warrants;

•	required the execution and continued effectiveness of the Registration Rights Agreement;

•	obligates us to continue to report to the Commission under Section 15(d) of the Securities Exchange Act of 1934, as amended, or register under Section 12(b) or (g) thereunder;

•	prohibits us from issuing any shares of our preferred stock for a period of three years, which preferred stock is convertible into shares of our common stock other than on a conversion ratio which is fixed, with certain exceptions;

•	prohibits us for a period of three years from issuing any convertible debt;

•	prohibits us for a period of three years from entering into any transactions that have reset features that result in additional shares being issued;

•	requires us within 90 days to employ a chief financial officer who has experience with public companies, and provides for liquidated damages for our failure to comply;

•	provides that, until such time as all of the preferred stock shall have been converted into common stock, Barron and the five former shareholders of CSI will have the right to participate in any subsequent funding by the Company on a pro rata basis at 80% of the offering price;

•	prohibits any insiders, including all of our officers and directors, from selling any shareholdings for a period of two years;

•	for two years, prohibits any employment and consulting contracts from containing any provisions for: bonuses not related directly to increases in earnings; any car allowances not approved by the unanimous vote of the board of directors; any anti-dilution or reverse split provisions for shares, options or warrants; any deferred compensation, any unreasonable compensation or benefit clauses; or any termination clauses paying over 18 months of salary;

•	requires that we give Barron 70 days notice before the sale of all or substantially all of our assets or any merger or consolidation; and

•	prohibits any variable rate or other transaction whereby a purchaser of securities is granted the right to receive additional shares based upon future transactions of the Company on terms more favorable than those granted to such investor in the investor’s current offering.

The Preferred Stock Purchase Agreement also required the Company to file, as a part of its Certificate of Incorporation, the Certificate of Designation, Rights and Preferences mentioned above which sets forth the terms and rights of the holders of the Series A preferred stock.

The foregoing description of the Preferred Stock Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Preferred Stock Purchase Agreement, which is filed as Exhibit 10.1 hereto.

In addition to the terms of the Warrants discussed above, the Warrant agreements provide that:

•	the Warrant may be exercised on a cashless basis;

•	that the holder of the Warrant shall not be entitled to exercise the Warrant if such exercise would result in such holder and its affiliates being the beneficial owner of more than 4.99% of the outstanding shares of the common stock of the Company on the date of exercise, provided that such restriction may be revoked upon 61 days notice from the holder to the Company;

•	the exercise price and the number of shares for which the Warrant is exercisable will be adjusted for stock splits, stock dividends, recapitalization, reorganizations, consolidations, mergers, and similar events; and

•	the Company must give the Warrant holder 70 days notice prior to the sale of all or substantially all of the assets of the Company or any merger or consolidation.

The foregoing description of the warrants does not purport to be complete and is qualified in its entirety by the warrants themselves, which are filed as Exhibits 10.2 and 10.3, respectively.

D. Our Niche in the Governmental Technology Market

There are approximately 3100 counties, 36,000 cities and towns and more than 14,000 school districts in the United States. Each of these organizations is a potential candidate for an integrated financial management system as well as for various technology services and products. Since many local governments are moving toward outsourcing of IT services, even more opportunities are available for CSI services.

According to IDC, a subsidiary of International Data Group, Inc. (the parent company of IDG News Service), the accounting application market will reach total industry sales of approximately $4.08 billion in 2005. U.S. public schools will substantially increase their IT-related expenditures as technology and traditional education resources become interwoven. According to IDC, IT spending for K-12 schools is projected to reach $9.5 billion by the 2005-2006 academic year. Fueling this growth will be investment intended to meet the changing educational and administrative needs of schools and districts. Computer hardware will continue to make up the largest share of district technology budgets, accounting for 26% of spending in the 2005-2006 academic year.

E. Product and Services

CSI Fund Accounting Software

Prior to 1999, our proprietary fund accounting system was a DOS based product. In July 1999, we released a Windows® based version of the system as “CSI Accounting+Plus.” This product was written with Microsoft’s Visual FoxPro® database, a relational database, and utilizes Crystal Reports®, an industry standard report generator. Over the next four years, approximately 120 software clients upgraded from the DOS based system to the new product. For our clients, this upgrade process included data conversion, installation and training on the new system and, in many cases, a hardware upgrade. The CSI Accounting+Plus system has also been installed in approximately 100 new clients during the period from 1999 to 2004. In addition to software sales, we offer ongoing customer support for the accounting software. This support is provided under a Guaranteed Service Agreement, providing the client with phone support, online user assistance and routine updates to the software.

The CSI Accounting+Plus system is currently being rewritten with Microsoft’s .NET and SQL database technologies. This new version will provide improved performance, scalability, more flexible data access and native XML web support. SQL and .NET have become the industry standards for software development. We anticipate that the first components of this new version will be available for release by the 3rd quarter of 2006. At that time, we plan to begin upgrading existing clients to the new version and begin marketing this version to new clients. The current CSI product contains the functionality required by our clients but moving to the SQL and .NET platform will allow us to be more competitive on both a regional and national level.

A new software service option called “Service +Plus” has also been developed. This plan will provide the normal coverage of a Guaranteed Service Agreement but will also include version protection: clients will get new major releases of the software without additional fees. Service+Plus will also provide clients free attendance to webinars, free user conference attendance, one free Crystal Reports training class each year, disaster recovery (off-site data storage) and discounts on additional software modules, training and engineering services.

We also partner closely with AIG Technology Inc. to enhance the functionality of its accounting software. AIG Technology is a developer of document workflow systems. Through this partnership, we offer our clients enhanced printing, faxing and emailing capabilities (Doc e Serve), document imaging (Doc e Scan) and the routing of documents across the web for distribution and approval (Doc e Fill). CSI markets the AIG product line and receives a commission for the sales of these products and services.

The CSI Accounting+Plus software suite is designed as a modular solution. The modules are sold separately to enable customers to pick and choose only those modules that are needed to provide desired functionality. The modules in the software suite are shown in the following table:

Accounting Modules	Specialty Modules
Accounts Payable	Audit Reporting
Accounts Receivable	Claims Reimbursement
Budget Preparation	Food Service Reporting
Check Reconciliation	Inventory
Cost Allocation	Pupil Activity Accounting
Fixed Assets	Warehouse Requisitions
Fund Ledger
Payroll
Purchasing
System Manager

Payroll / Personnel Support Modules	Municipal Modules
Absent Employee Tracking	Business License
Applicant Tracking	Cash Collections
Available Substitutes	Construction Permits
Insurance & Benefits	Utility Billing
Personnel

Our development team writes and maintains the CSI Accounting+Plus modules. The support of these modules includes routine enhancements, governmentally required changes (e.g. W-2 format changes) and problem fixes. Updates to the CSI system are provided through our website.

Hardware Sales and Related Support Services

Our technology resources division provides network system solutions to more than 200 governmental organizations in South Carolina, North Carolina and Georgia. This division is committed to providing professional network integration services, as well as cost-effective network computing solutions to its customers. We strive to deliver high-quality hardware, software and related professional services to help our customers plan, acquire, implement, manage and upgrade their organization’s information systems.

We have established associations with premier vendors in the industry based upon the belief that strong industry relationships will further enhance our competitive position. We have developed and maintained the following vendor relationships:

•	Cisco Systems, Inc. is the worldwide leader in networking for the Internet and is celebrating 20 years of technology innovation, industry leadership and corporate social responsibility. Recognized throughout the industry as a leader in developing technologies, Cisco Systems is a strategic partner to CSI with growth in new and established markets.

•	IP Telephony

•	Wireless

•	Security

•	Routing/Switching

•	Hewlett Packard produces technology solutions that span IT infrastructure, personal computing and access devices, global services and imaging and printing for consumers, enterprises and small and medium business.

•	Desktops

•	Notebooks

•	Personal Devices

•	Servers

•	Professional Services

•	Promethean Collaborative Classroom Solutions offer the industry-leading solution for transforming the classroom into an interactive learning environment. With the newest interactive technologies, Promethean is heralded as a pioneer in innovative classroom interactivity.

•	Collaborative Classroom

•	Multimedia Classroom

•	DIVR Systems, Inc. is providing innovations IP-based multi-application based video solutions to the industry. With growing demand and governmental initiatives to provide security solutions, the DIVR Systems technologies represent tremendous opportunity in this projected $5 billion per year industry.

•	IP Video Surveillance

•	IP Access Control

•	Tandberg has developed visual communication equipment meeting the needs of commercial, governmental and educational entities. In the education environment, Tandberg provides worldwide access to people, places and experiences without time or travel constraints. Through the public sector and business environment, Tandberg offers solutions in providing more efficient and effective training to employees, saving travel, time and money.

•	Video Conferencing

•	Administrative Communications

•	Home Bound Learning

•	Professional Development

In addition to these strategic partners, we also partner with Microsoft, Novell, Packeteer, Symantec, Vigilix and Citrix.

Our technical services include the following:

•	Consulting Services

•	Project Management

•	Deployment Management

•	Procurement Management

•	Product Evaluation Management

•	Outsourcing Management

•	Bid Management

•	Network Services

•	Network Needs Analysis

•	Network System Design

•	Network System Integration

•	Network System Implementation

•	Network System Maintenance

•	Convergence Services

•	Integration Needs Analysis

•	Integration Design

•	Integration Implementation

•	Integration Maintenance

•	Support Services

•	Hardware Support

•	Network Support

•	Convergence Support

•	Network Operating Systems Support

•	Collaboration Systems Support

F. Strategy

The overall business goal of CSI is to deliver excellent products, service & support, as we expand our client base. By continuing to provide the combined offering of high level service and support with excellent products, we will continue to grow. A strong referral base has been key in our success and will continue to play a vital role in sustained growth. Our goal is to continue to nurture long-standing relationships with our existing clients, and establish trusting relationships with our new customers.

Technology

Expansion of offerings. We are continually seeking new hardware offerings to present to our clients. These new offerings may include storage solutions as well as XML applications, audio and video distribution, metropolitan wireless and additional service capabilities.

Managed services and Guaranteed Service Agreements (“GSAs”). In addition to GSAs on our software products, we will be offering GSAs on many of our hardware offerings. GSAs allow us to grow our recurring revenue.

Growth through acquisitions. We believe our markets contain a number of attractive acquisition candidates and foresee expanding through acquisition of one or more of the following types of organizations:

•	Cabling and infrastructure;

•	Commercial (Fortune 1000) focus products and services;

•	Commercial (SMB) focus products and services; and

•	High level professional services (consulting).

Accordingly, our business strategy provides that we will examine the potential acquisition of companies and businesses within our industry. In determining a suitable acquisition candidate, we will carefully analyze a target’s potential to add to and complement our product mix, expand our geographic coverage, expand our revenue base, improve our margins, strengthen our management team and, above all, improve the return to our stockholders.

We are unable to predict the nature, size or timing of any such acquisition. As discussed in “Management’s Discussion and Analysis of Operation,” we are also unable to estimate the capital resources which may be required for any such acquisition. Any acquisition would likely be subject to our utilizing sources in addition to capital sources which are currently available, consisting of our operating cash flow and our bank credit facility. We can give no assurance that we will find and reach agreement with any target organization, that we will be able to procure the financial resources necessary to fund any such acquisition or that we will otherwise be able to conclude and successfully integrate any acquisition.

Fund Accounting Software

New product development. The release of our industry-standard, SQL/.NET product will allow us to expand more easily into additional states. We will continue to expand our product offerings to meet the needs of our clients both in the current version and in the new version.

Service+Plus. Our new service offering provides version protection for major releases of the software without additional fees, free attendance to webinars, free user conference attendance, disaster recovery (off-site data storage) and much more.

Hosted services (ASP). We are beginning to offer an ASP (hosted) solution to new clients. This offering is being tested in 2005 and will be more widely available in 2006.

Reseller model. In order to move into new regions and states, we are pursuing a reseller model in those areas where it will be the most expedient way to introduce CSI Accounting+Plus. There are often IT organizations established in an area that have the sales staff in place to market our products.

G. Sales, Marketing and Distribution

We have eight outside sales persons, including a Vice-President of Sales and a Sales Manager, and five additional employees on our inside sales staff. In line with our expansion plans described under “Strategy” above, we plan to expand both of these teams in 2005 and 2006. Other employees are involved in selling on a daily basis. Engineers and trainers have excellent opportunities to sell additional products and services to clients while delivering services.

CSI has a Chief Technology Officer who helps to determine which technology products will be marketed. A staff member reporting to the Chief Technology Officer also provides marketing services and coordinates vendor relations. Our marketing efforts include participation in various trade shows (for municipalities, counties, education), road shows to showcase various products and services and mailings to target specific products and services.

Our inside sales staff provides leads to the outside staff and also produces proposals to be delivered to prospects and clients. In 2004, the software inside sales staff began making outbound calls to pre-qualify leads for the outside sales staff. This has proven very successful and we intend to expand these calls during 2005 by both the software and the technology inside sales teams.

Our outside sales personnel call on existing and prospective clients. Owing to our wide range of product and service offerings and rapidly changing technology, we believe sales opportunities abound within the existing client base. Recurring sales are a significant part of our overall revenue. Our sales teams are segmented by geography and also product lines (technology vs. software). Depending on the product or service being offered, we may call upon an IT director, city manager, director of finance, director of operations, utility manager, curriculum coordinator and so forth.

H. Key Suppliers

On March 18, 2005, Computer Software Innovations, Inc. was re-certified as a Cisco Premier certified partner pursuant to an Indirect Channel Partner Agreement between Computer Software Innovations, Inc. and Cisco Systems, Inc. which is filed herewith as Exhibit 10.20. The re-certification is effective through March 11, 2006. The agreement grants Computer Software Innovations, Inc. a limited, nonexclusive, revocable license to receive from authorized distributors and distribute to end users both those Cisco products made available to the authorized distributors and Cisco’s proprietary rights in those products. The prices Computer Software Innovations, Inc. will pay for the Cisco products will be set by the authorized distributors. In 2004, sales of Cisco products accounted for 33% of our sales revenue. In 2003 that number was 30%.

Pursuant to an HP U.S. Business Development Partner Agreement which is filed herewith as Exhibit 10.21, Computer Software Innovations, Inc. was appointed a Business Development Partner for the purchase and resale or sublicense of Hewlett Packard’s products, services and support. In this capacity, Computer Software Innovations, Inc. will purchase HP’s products, services and support from authorized distributors and resell them to end users. The agreement is in effect until May 31, 2005. The prices Computer Software Innovations, Inc. will pay for the HP products, services and support will be set by the authorized distributors. The Agreement contains four addenda pertaining to the following: 1) Services Reseller Partner for HP Consulting and Integration Services; 2) Solution Sales Partner; 3) Service Delivery Partner; and 4) Warranty Delivery Partner. All of the foregoing addenda expire upon the expiration or termination of the Agreement. Sales of HP products accounted for 23% of sales revenues in 2004 and 26% in 2003.

I. Customers

Our customers are predominantly educational institutions (K-12 and higher education), municipalities, non-profit organizations and other local governments. We sold services and products to more than 300 customers during 2004. Seventeen customers constituted approximately 50% of the 2004 gross revenues, but no customer constituted more than 12% of gross revenues. Due to the nature of the large technology projects we install, it is not unusual for a relatively small number of customers to comprise the majority of sales. Many of these customers have ongoing projects extending across several years.

Revenues by Market Type		Revenues by State
Sector	%	State	%
Private	14	Georgia	8
Public – Education	51	North Carolina	22
Public - Government	35	South Carolina	70

J. Competition

We believe a primary strategic advantage of CSI is combining the sale of our proprietary fund accounting software with network integration and hardware sales and services. Providing a one-stop shop with a single point of contact is a great benefit to our clients. We believe this has been a key factor in our successful penetration of the educational and governmental software and technology market in South Carolina, North Carolina and Georgia. Although competitors exist in these markets, we believe very few organizations offer the blend of services and products that is available through CSI.

Other factors that set CSI apart from our competition are:

High quality customer service: Our historical growth has been, in large part, due to our high level of repeat business from our existing client base. We believe clients continue to utilize our products and services due to our high level of customer service, attention to detail and regular follow-up. We strive to have technical and customer service staff members available to swiftly address the needs, questions or concerns of clients. Specifically, our software customer service includes user conferences, a support desk access and a website, which offers documentation and downloadable upgrades.

Ability to carry out a broad range of projects of varying scope: We strive to be agile and adaptable in fulfilling the technology needs of our clients, traits which are instilled in our corporate culture. We have managed multi-million dollar, multi-year projects for our clients, as well as requests for projects of a much smaller scale. We believe that our clients appreciate our range and flexibility in meeting their technology requirements.

Long-term relationships with clients: A large percentage of revenue continues to flow from CSI’s existing client base. The preservation of these client relationships is a high priority of our management team. We believe the longevity of these relationships evidences a high degree of customer satisfaction.

Seamless implementation of software and hardware: Because of our dual capabilities with respect to providing both software and integration services, we believe that we are able to better coordinate the implementation of software and hardware, minimizing disruption to our client’s day-to-day operations.

Diversification of products and services: Our products and services can address the needs of many departments within a city, county or educational facility. We offer financial software, workflow management solutions, network integration products and services, specialized classroom technologies, IP telephony and IP surveillance, distance learning technology, wireless solutions, and much more.

K. Awards and Recognition

Our continuing efforts to develop and improve our products and services, and to set ourselves apart from our competition has resulted in our receiving the following awards and recognition.

2004 VAR Business 500

VAR Business magazine annually recognizes the top 500 network integration companies in the United States. This award is given to the companies that have displayed sustained growth in both revenues and client base. CSI was selected as one of the top 500 companies in the 2004 review. Furthermore, Nancy Hedrick, CEO, was selected to participate in the prestigious technology roundtable discussion group at the annual awards ceremony.

2004 VAR Business 50 Fastest Growing Technology Companies

In addition to being named to the VAR Business 500, CSI was honored as one of the “50 Fastest Growing Technology Companies” in the U.S. at the 2004 Awards Ceremony. This award makes CSI one of the elite technology company’s in the country. The award represents the tremendous growth of the revenues of CSI in recent years.

2004 VAR Business Technology Innovator Award-Application Development

VAR Business magazine each year bestows upon a select few companies it’s Innovator Awards. In 2004, CSI received the Innovator Award for Application Development for its CSI Accounting+Plus fund accounting software suite. This award recognizes the functionality offered by the software application as one of the very best in the U.S.

2003 CRN Top 5 Rising Stars

In 2003, Computer Reseller News magazine named its “Top 5 Rising Stars” in the technology industry nationwide. CSI was honored to be named to this list, as it recognizes the company as one of the top 5 up-and-coming companies in the U.S.. CSI won this award while competing with various size technology companies from throughout the nation,

2002, 2003, 2004 SC Fastest Growing Companies Award

Elliott Davis, a S.C. based accounting firm, has worked in conjunction with the S.C. Chamber of Commerce in 2002, 2003, and 2004 to name the “S.C. Fastest Growing Companies”. The companies that make this list are judged upon revenue and employee growth from year-to-year. CSI is currently the only company to have made the list since it’s inception in 2002.

2003 Ingram Micro National Fastest Growing K-12 Sector

Ingram Micro, a national hardware distribution company, works with technology integration companies across the U.S. Each year the company recognizes companies for achievements that have been gained as a partner with Ingram Micro. In 2003, CSI was given national recognition as the “National Fastest Growing Integrator for the K-12 Sector”.

2002 Ingram Micro Southeast Region Fastest Growing K-12 Sector

Ingram Micro, a national hardware distribution company, works with technology integration companies across the U.S. Each year the company recognizes companies for achievements that have been gained as a partner with Ingram Micro. In 2002, CSI was awarded as the “Southeast Region Fastest Growing Integrator for the K-12 Sector”.

L. Intellectual Property

We develop new software as part of our business activities, and routinely license such software to our customers. Such software may be entitled to receive copyright protection. We have not, however, pursued registration of copyrights for our software under the Copyright Act, nor have we pursued obtaining patents on the software we develop.

M. Research and Development

In 2003, we spent $459,257 on research and development; in 2004, we spent $559,847 These amounts were deferred software development costs.

N. Government Regulations

We are subject to certain laws, regulations, policies and procedures governing the procurement by local governmental units of goods and services generally. These vary by jurisdiction, and there is a wide variance in the policies and procedures with which we must comply among our clients. For example, some governmental units require that we strictly comply with a request for proposal, some of our projects are subject to bid, and in others, the official handling procurement has considerable discretion.

O. Employees

As of December 31, 2004, we had 74 full-time employees and five part-time employees. CSI’s relationship with its employees is good. Many employees have worked at CSI for more than five years, some more than 10 years. Staff are assigned to the following areas:

Administration/Finance	9
Technical/Support Services/Training	21
Software Product Development	10
Engineering Services/Project Management	22
Sales/Sales Support	17

P. Legal Proceedings

There are no current legal proceedings, pending or threatened, against us which, in the opinion of management, would have a material adverse impact on our business, financial condition, or results of operations.

Q. Properties

We lease our headquarters building, located in Easley, South Carolina, encompassing 4,800 square feet of office space, from Joe Black. Mr. Black is currently the interim Chief Financial Officer of CSI. An additional 3,600 square feet of office space (located next door) is leased from an unrelated party. The properties are in good condition but additional space will be needed to accommodate anticipated growth. See “Description of Property.”

R. VerticalBuyer, Inc.

Incorporated in Delaware on September 24, 1999, we were known as VerticalBuyer, Inc. until the February 10, 2005 reverse split and name changed described in “The Merger and Recapitalization.” On March 1, 2000, we issued 14,250,000 shares of our common stock to shareholders of Lightseek Ltd. in exchange for all of the outstanding common stock of Lightseek Ltd. On February 15, 2001, Lightseek Ltd. acquired all the outstanding common stock of the Litech Ltd. Lightseek was principally engaged in the development of Internet sites designed to exploit business to business e-commerce opportunities with in the global commercial electrical and lighting market. Litech was a specialist designer in the manufacture of fiber optic lighting application for the entertainment, commercial and retail market. In September, 2001, we discontinued the operations of both of the operating companies Lightseek Ltd. And Litech Ltd.

We were seeking to specialize in the creation of Internet based news sites dedicated to specific industries. Lightseek was our first website developed for the commercial lighting industry. Subsequently, other lighting sites were also tested, including an auction site for the global market. Subsequent to the discontinuation of operations in September 2001, and prior to assuming the business operations of CSI – South Carolina, we conducted no business operations of any kind.

S. Risk Factors

We depend on county and city governments and school districts for the sale of our products and services and our business will be affected by governmental spending patterns and governmental approval processes.

Substantially all of our revenues are from sales of software and services to county and city governments and school districts. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. The sales cycle associated with the purchase of our products typically is complex, lengthy and subject to a number of significant risks, including customers’ budgetary constraints and governmental acceptance reviews over which we have little or no control. For each contract with a public sector customer, we typically are subject to a procurement process. The process can include a detailed written response to the demonstrations, the design of software that addresses customer-specified needs, the integration of our products with third party products, political influences, award protests initiated by unsuccessful bidders and changes in budgets or appropriations which are beyond our control. The procurement process often is onerous and may include profit limitations and rights of the agency to terminate for convenience or if funds are unavailable. Some public sector customers require liquidated damages for defective products and/or for delays or interruptions caused by system failures. Payments under some public sector contracts are subject to achieving implementation milestones, and could in the future have differences with customers as to whether milestones have been achieved. Government organizations require compliance with various legal and other special considerations in the procurement process. The adoption of new or modified procurement regulations could harm us by increasing the costs of competing for sales or by impacting our ability to perform government contracts. Any violation, intentional or otherwise, of these regulations could result in fines and/or debarment from award of additional government contracts which could harm our business.

If our customers do not renew their annual maintenance and support agreements for our products and services or if they do not renew them on terms that are favorable to us, our business might suffer.

Most of our maintenance agreements are for a term of one year. As the end of the annual period approaches, we pursue the renewal of the agreement with the customer. Maintenance renewals represented 7% of our total revenue in 2003 and 9% of our total revenue in 2004. Because of this characteristic of our business, if our customers chose not to renew their maintenance and support agreements with us on beneficial terms, our business, operating results and financial condition could be harmed.

A material portion of our revenue is derived from the sale of our Accounting+Plus software. We believe that the use by our customers of our software also gives us a competitive advantage in our providing system integration services, including the sale of hardware, to these customers. Reduced acceptance of our Accounting+Plus software and upgrades of such software could harm our business.

We derive a material amount of our revenue from the sale of our Accounting+Plus software and related services, and revenue from this product and related services is expected to remain a material component of our revenue for the foreseeable future. For the 2003 and 2004 fiscal years, software sales and related revenues accounted for approximately 10.4% and 12.6% of our total revenues, respectively. Because we generally sell licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, if demand for our Accounting+Plus software declines, our business would suffer.

We encounter long sales and implementation cycles, particularly for our largest customers, which could have an adverse effect on the size, timing and predictability of our revenue and sales.

Potential customers, particularly large clients, generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them as to the value of our software and services. Sales of our core software products to these larger customers often require an extensive education and marketing effort.

We could expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our core software product sales cycle averages approximately 3 months for sales to existing customers and from 3 to 9 months for sales to new customers and large organizations. Our implementation cycle for large organizations can extend for 3 to 6 months or more, which can negatively impact the timing and predictability of our revenue. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

•	our customers’ budgetary constraints;

•	the timing of our clients’ budget cycles and approval processes;

•	our clients’ willingness to replace their current methods or software solutions;

•	our need to educate potential customers about the uses and benefits of our products and services; and

•	the timing and expiration of our clients’ current license agreements or outsourcing agreements for similar services.

If we are unsuccessful in closing sales after expending significant funds and management resources or if we experience delays as discussed above, it could have a material adverse effect on the size, timing and predictability of our revenue.

We are dependent on strategic relationships with our vendors and our business would be materially and adversely affected if we were to lose our existing, or fail to gain additional, strategic relationships.

The vendors that we currently work with are listed under Section E “Products & Services”. The segment of our business that includes hardware sales and related support services is dependent upon the strong relationships that have been established with these vendors. As a value added reseller we purchase equipment from these vendors and add our engineering services to provide a total solution to the customer. Without the vendor products, we would lose the margin on the hardware sale as well as the margin provided by our engineering services.

These relationships could be terminated if we fail:

•	to maintain adequate certified engineers and staff that can implement and support the vendors products.

•	to receive satisfactory feed back from our customers

•	to pay for purchased equipment and services on a timely basis.

Our quarterly financial results fluctuate and may be difficult to forecast and, if our future results are below either any guidance we may issue or the expectations of public market analysts and investors, the price of our common stock may decline.

Our quarterly revenue and results of operations are difficult to forecast. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful and that such comparisons might not be accurate indicators of future performance. The reasons for these fluctuations include but are not limited to:

•	the size and timing of sales of our software, including the relatively long sales cycles associated with many of our large software sales;

•	budget and spending decisions by our customers;

•	market acceptance of new products we release;

•	the amount and timing of operating costs related to the expansion of our business, operations and infrastructure;

•	changes in our pricing policies or our competitors’ pricing policies;

•	seasonality in our revenue;

•	general economic conditions; and

•	costs related to acquisitions of technologies or businesses;

Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are, to a large extent, fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our operating expenses in response, our operating results for that quarter could be adversely affected. It is possible that in some future quarter our operating results may be below either any guidance we may issue or the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

Our failure to compete successfully could cause our revenue or market share to decline.

Our market is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. We have three primary sources of competition:

•	software developers offering integrated specialized products designed to address specific needs of governmental organizations;

•	custom-developed products created either internally or outsourced to custom service providers; and

•	software developers offering general products not designed to address specific needs of governmental organizations.

The companies we compete with, and other potential competitors, may have greater financial, technical and marketing resources and generate greater revenue and better name recognition than we do. If one or more of our competitors or potential competitors were to merge or partner with one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, a large diversified software enterprise, such as Microsoft, Oracle or PeopleSoft, could decide to enter the market directly, including through acquisitions.

Loss of significant clients could hurt our business by reducing our revenues and profitability.

Our success depends substantially upon retaining our significant clients. Generally, we may lose clients due to conversion to a competing service provider. We cannot guarantee we would be able to retain long term relationships or secure renewals of short term relationships with our significant clients in the future. Our top ten clients comprised 40% of our revenue in 2003 and 2004. The loss of these clients or a significant portion thereof would have a material adverse effect on the profitability and financial condition.

We may not be able to manage our future growth efficiently or profitably.

We have experienced significant growth since our inception, and we anticipate that continued expansion will be required to address potential market opportunities. For example, we will need to expand the size of our sales and marketing, product development and general and administrative staff and operations, as well as our financial and accounting controls. There can be no assurance that our infrastructure will be sufficiently scalable to manage our projected growth. For example, our anticipated growth will result in a significant increase in demands on our maintenance and support services professionals to continue to provide the high level of quality service that our customers have come to expect. If we are unable to sufficiently address these additional demands on our resources, our profitability and growth might suffer. Also, if we continue to expand our operations, management might not be effective in expanding our physical facilities and our systems, procedures or controls might not be adequate to support such expansion. Our inability to manage our growth could harm our business.

Because competition for highly qualified personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth.

To execute our continuing growth plans, we will need to increase the size and maintain the quality of our sales force, software development staff and our professional services organization. To meet our objectives successfully, we must attract and retain highly qualified personnel with specialized skill sets focused on the educational and local government market. Competition for qualified personnel can be intense, and we might not be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to nonprofit organizations is limited overall and specifically in Easley, South Carolina, where our principal office is located. Our ability to maintain and expand our sales, product development and professional services teams will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to, and the specific needs of, educational institutions and local governments. For these reasons, we have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales and services personnel to become productive, particularly with respect to obtaining and supporting major customer accounts. In particular, we plan to continue to increase the number of services personnel to attempt to meet the needs of our customers and potential new customers. In addition to hiring services personnel to meet our needs, we might also engage additional third-party consultants as contractors, which could have a negative impact on our earnings. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our products and services, and we could experience a shortfall in revenue or earnings, and not achieve our planned growth.

Our integration services revenue produces substantially lower gross margins than our software license revenue.

An increase in services revenue relative to license revenue would harm our overall gross margins. A shift in our product mix toward lower margin products would adversely affect our overall profitability.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer, and we could become subject to product or general liability or errors and omissions claims. Such claims would be time-consuming and costly. Furthermore, any negligence or misconduct on the part of our consultants could result in financial or other damages to our customers.

Complex software such as ours often contains undetected errors or bugs. Software errors are frequently found after introduction of new software or enhancements to existing software. We continually introduce new products and new versions of our products. If we detect any errors before we ship a product, we might have to delay product shipment for an extended period of time while we address the problem. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Therefore, it is possible that, despite testing by us, errors may occur in our software. These errors, as well as any negligence or misconduct on the part of our consultants, could result in:

•	harm to our reputation;

•	lost sales;

•	delays in commercial release;

•	product liability, general liability or errors and omissions claims;

•	delays in or loss of market acceptance of our products;

•	license terminations or renegotiations; and

•	unexpected expenses and diversion of resources to remedy errors.

Furthermore, our customers may use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts, impact our reputation and cause significant customer relations problems.

Our failure to integrate third-party technologies could harm our business.

We intend to continue licensing technologies from third parties, including applications used in our research and development activities and technologies which are integrated into our products. These technologies may not continue to be available to us on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay product development until equivalent technology can be identified, licensed and integrated. This inability in turn would harm our business and operating results. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our products, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs.

Our success depends on our ability to respond quickly to changing technology and we must develop new software programs utilizing modern technology

The market for our products and services is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can cause customers to delay their purchasing decisions and render existing products obsolete and unmarketable. The life cycles of our software products are difficult to estimate. As a result, our future success will depend, in part, upon our ability to continue to enhance existing products and to develop and introduce in a timely manner new products with technological developments that satisfy customer requirements and achieve market acceptance. We may not be able to successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. In addition, products, capabilities or technologies developed by others could render our products or technologies obsolete or noncompetitive or shorten product life cycles. If we are unable to develop on a timely and cost-effective basis new software products or enhancements to existing products or if new products or enhancements do not achieve market acceptance, our business may be harmed. As a result of the complexities inherent in software development, and in particular development for multi-platform environments, and the broad functionality and performance demanded by our customers, major new product enhancements and new products can require long development and testing periods before they are released commercially. We have on occasion experienced delays in the scheduled introduction of new and enhanced products, and future delays could harm our business.

We have made significant investments in research and development and our growth plans are premised in part on generating substantial revenue from new product introductions. New product introductions involve significant risks. For example, delays in new product introductions, or less-than-anticipated market acceptance of our new products are possible and would have an adverse effect on our revenue and earnings. We cannot be certain that our new products or future enhancements to existing products will meet customer performance needs or expectations when shipped or that they will be free of significant software defects or bugs.

If they do not meet customer needs or expectations, for whatever reason, upgrading or enhancing these products could be costly and time consuming. In addition, the selling price of software products tends to decline significantly over the life of the product. If we are unable to offset any reductions in the selling prices of our products by introducing new products at higher prices or by reducing our costs, our revenue, gross margin and operating results would be adversely affected.

If the security of our software is breached, our business and reputation could suffer.

Fundamental to the use of our products is the secure collection, storage and transmission of confidential information. Third parties may attempt to breach our security or that of our customers and their databases. We may be liable to our customers for any breach in such security, and any breach could harm our customers, our business and our reputation. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our business and operating results. Also, computers, including those that utilize our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to protect further against security breaches or to rectify problems caused by any security breach.

Future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

We intend to acquire companies, products, services and/or technologies that we feel could complement or expand our existing business operations, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

•	improper valuation of the acquired business;

•	difficulties in integrating operations, technologies, services, accounting and personnel;

•	difficulties in supporting and transitioning customers of our acquired companies;

•	diversion of financial and management resources from existing operations;

•	risks of entering new sectors of the educational and governmental market;

•	potential loss of key employees; and

•	inability to generate sufficient revenue to offset acquisition or investment costs.

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders would be diluted, which, in turn, could affect the market price of our stock. Moreover, we could finance any acquisition with debt, resulting in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions or investments properly, we might not achieve the anticipated benefits of any such acquisition, and we may incur costs in excess of what we anticipate.

There can be no assurance suitable acquisition candidates will be available, that we will be able to purchase or profitably manage acquired companies, that future acquisitions will further the successful implementation of our overall strategy or that acquisitions ultimately will produce returns that justify the investment. In addition, we may compete for acquisition and expansion opportunities with companies which have significantly greater resources than we do. We currently do not have agreements or understandings with regard to any acquisitions.

We currently do not have any issued patents, but we rely upon trademark, copyright, patent and trade secret laws to protect our proprietary rights, which might not provide us with adequate protection.

Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We might not be successful in protecting our proprietary technology, and our proprietary rights might not provide us with a meaningful competitive advantage. To protect our proprietary technology, we rely on a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure agreements, each of which affords only limited protection. Moreover, we have no patent protection for Accounting+Plus software, which is one of our core products. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition.

In addition, the laws of some foreign countries do not protect our proprietary rights in our products to the same extent as do the laws of the United States. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our products is difficult, and litigation could become necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business, financial condition and results of operations.

Claims that we infringe upon third parties’ intellectual property rights could be costly to defend or settle.

Litigation regarding intellectual property rights is common in the software industry. We expect that software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties may bring claims of infringement against us. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software. Our business, operating results and financial condition could be harmed if any of these events occurred.

In addition, we have agreed, and will likely agree in the future, to indemnify certain of our customers against certain claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers might be required to obtain one or more licenses from third parties. We, or our customers, might be unable to obtain necessary licenses from third parties at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.

Increasing government regulation could affect our business.

We are subject not only to regulations applicable to businesses generally but also to laws and regulations directly applicable to electronic commerce. Although there are currently few such laws and regulations, state, Federal and foreign governments may adopt laws and regulations applicable to our business. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance. If such a decline occurs, companies may decide in the future not to use our products and services. Any new laws or regulations in the following areas could affect our business:

•	user privacy;

•	the pricing and taxation of goods and services offered over the Internet;

•	the content of websites;

•	copyrights;

•	consumer protection, including the potential application of “do not call” registry requirements on our customers and consumer backlash in general to direct marketing efforts of our customers; and

•	the online distribution of specific material or content over the Internet.

A significant portion of our revenues stem from sales to schools receiving funding through the E-Rate Program. A loss of such funding could have a material adverse impact on our revenues and business operations.

Through our subsidiary, CSI Technology Resources, we participate in the E-Rate Program, a government program providing funding for telecommunications, internet access and internal connections for schools that have a very high free and reduced lunch rate count. Schools and school districts that have developed an approved technology plan may receive funds to implement the plan. Service providers may sell to such schools and districts through an open and competitive bidding process. We have received funding through the E-Rate program since 2001. The Schools and Libraries Division (“SLD”) of the Universal Service Administrative Company (“USAC”), which administers the program, may conduct audits with respect to previous funding years. If SLD finds that either we or the school to which we have made sales did not comply with the rules and regulations of the program, previous funding may have to be repaid. To date, we have not had to repay any money received in connection with the program, but there is no guarantee that this will never happen in the future.

The requirements of being a public company might strain our resources and distract management.

As a newly public company, we are subject to a number of additional requirements, including the reporting requirements of the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002. These requirements might place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment will require the commitment of significant financial and managerial resources. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and we might not be able to do so in a timely fashion.

Our management has no experience in managing a public company.

Our management team has historically operated our business as a privately-owned corporation. The individuals who now constitute our management have never had responsibility for managing a publicly-traded company. See “Directors and Executive Officers, Promoters and Control Persons.” The Preferred Stock Purchase Agreement between Barron and the Company requires that we employ a chief financial officer with public company experience on or before May 10, 2005, or suffer certain monetary penalties. See Section C, “The Merger and Recapitalization.” We have not yet retained such a chief financial officer and the failure to procure a chief financial officer with public company experience could hamper our ability to function effectively as a public company.

Our operations might be affected by the occurrence of a natural disaster or other catastrophic event in Easley, South Carolina.

We depend on our principal executive offices and other facilities in Easley, South Carolina for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks and natural disasters such as hurricanes, could disrupt our operations. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.

The market for our common stock is limited and we cannot assure you that an adequate market will continue for our common stock or what the market price of our common stock will be.

Our common stock is currently quoted for trading on the OTC Bulletin Board. As a result, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and the lack of coverage by security analysts and the news media of our company.

In addition, because our stock is quoted on the OTC Bulletin Board, our common stock is subject to certain rules and regulations relating to “penny stock.” A “penny stock” is generally defined as any equity security that has a price of less than $5.00 per share and that is not quoted on the Nasdaq Stock Market or a national securities exchange. Being a penny stock generally means that any broker who wants to trade in our shares (other than with established customers and certain institutional investors) must comply with certain “sales practice requirements,” including delivery to the prospective purchaser of the penny stock a risk disclosure statement describing the penny stock market and the risks associated therewith. In addition, broker/dealers must take certain steps prior to selling a “penny stock” which steps include:

•	obtaining financial and investment information from the investor;

•	obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

•	providing the investor a written identification of the shares being offering and the quantity of the shares.

If these penny stock rules are not followed by the broker/dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker/dealers to sell our common stock, and as a practical matter, these requirements may mean that brokers are less likely to make recommendations on our shares to its general customers. As a result, for as long as our common stock is quoted on the OTC Bulletin Board and subject to these same stock rules, our stockholders may have difficulty selling their shares in the secondary trading market. In addition, prices per share of our common stock may be lower than might otherwise prevail if our common stock were quoted on the Nasdaq stock market or traded on a national securities exchange, such as the New York Stock Exchange or the American Stock Exchange. This lack of liquidity may also make it more difficult to raise capital in the future through the sale of equity securities.

The price of our common stock might be volatile.

Our stock price has been volatile and might continue to be, making an investment in our company risky. The earliest quote available is October 20, 2004. From that date until December 31, 2004, the high quote for a share of common stock was $0.08 and the low was $0.02. From January 1, 2005 until March 1, 1005, the high quote was $7.00 and the low was $0.02. This volatility, in part, reflects the fact that prior to the merger, our company had no business operations, and the fluctuations subsequent to the merger may be in part due to speculation on the common stock.

In recent years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market might be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. The fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of software and technology companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	economic conditions and trends in general and in the software and information technology industries;

•	major catastrophic events, including terrorist activities, which could reduce or divert funding to, and technology spending by, our core customer base of municipal governments and educational institutions;

•	changes in our pricing policies or the pricing policies of our customers;

•	changes in the estimation of the future size and growth of our market; or

•	departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we might be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Insiders hold a significant percentage of our stock and could limit your ability to influence the outcome of key transactions, including a change of control, which could adversely affect the market price of our stock.

Currently, approximately 95% of our common stock is held by former CSI original shareholders, all of whom are executive officers. Furthermore, Barron holds 7,217,736 shares of Series A Convertible Preferred Stock, which shares are convertible into common stock on a one for one basis. Barron also holds Warrants, which are convertible into an additional 7,217,736 shares of common stock. The preferred stock has no voting rights and Barron is prohibited from converting its preferred stock or Warrants if it would beneficially hold more than 4.99% of our common stock. This restriction may be waived by Barron upon 61 days notice. We do not currently contemplate any such offering. All of these facts have the potential of solidifying control of the company with insiders, and would likely limit the ability of any minority shareholders to influence the outcome of key decisions, including elections of directors.

Because we intend to retain any earnings to finance the development of our business, we may never pay cash dividends.

We have not paid cash dividends, except for the one-time cash dividend paid by our South Carolina predecessor prior to and as a part of the recent merger transactions and sale of preferred stock. See “The Merger and Recapitalization” Our bank loan documents now prohibit the payment of cash dividends. Such limitations notwithstanding, we do not anticipate paying cash dividends on our common stock in the foreseeable future, but instead we intend to retain any earnings to finance the development of our business. We cannot guarantee that we will ever pay cash dividends.

The development and enhancement of our software requires significant capital expenditures.

Software technology is characterized by rapid technological change and evolving industry standards that require continuous development and enhancements to our software applications. Significant resources, mostly in the form of salaries and benefits, are required to keep up with these changes. We are in the process of rewriting our software applications to take advantage of current technologies. If we were to experience significant revenue reductions, our ability to implement these changes could be delayed or eliminated.

Availability of significant amounts of common stock for sale in the future, or the perception that such sales could occur, could cause the market price of our common stock to drop.

There is a substantial number of shares of our common stock that may be issued and subsequently sold upon the exercise of the two common stock warrants and the conversion of the Series A Convertible Preferred Stock held by Barron. The number of such shares totals 14,435,472. In addition, officers of our company hold approximately 2,526,904 shares of common stock, which have not been registered under the Securities Act of 1933, as amended, and are accordingly subject to the resale restrictions under such Act and Rule 144 thereunder. Also, it is anticipated that non-employee directors of the company will be awarded approximately 360,000 shares of restricted stock as compensation for their services. See “Executive Compensation—Director Compensation.” Under the Preferred Stock Purchase Agreement with Barron, shares held by all officers and directors of the company may not be sold until February 10, 2007. The sale of any or all of these shares could have an adverse impact on the price of our common stock, as could the sale or issuance of additional shares of common stock in the future in connection with acquisitions or otherwise.

We may need additional capital in the future, which may not be available to us. The raising of additional capital may dilute your ownership in us.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and products; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute your ownership percentage in us. Furthermore, any additional financing we may need may not be available on terms favorable to us, or not at all.

We depend on key management and may not be able to retain those executives or recruit additional qualified personnel.

We believe that our future success will be due, in part, to the continued services of our senior management team. This team historically has been, and we anticipate for the foreseeable future will continue to be, relatively small. Losing the services of one or more members of our management team could adversely affect our business and expansion plans. Our ability to implement our business plan is dependent on the retention of these executives who have specific, divergent skills.

Our Certificate of Incorporation limits the liability of management.

We have adopted provisions in our Certificate of Incorporation that eliminate to the fullest extent permissible under Delaware law the liability of our directors for monetary damages for breach of fiduciary of duty as a director, except to the extent (i) that the director breaches his duty of loyalty to the corporation or its stockholders, (ii) the acts or omissions of the director were in bad faith or involved intentional misconduct or knowing violation of laws, (iii) Section 174 of the DGCL proscribes limitation of liability, or (iv) the director engages in any transaction from which he derives an improper personal benefit. While it may limit stockholder actions against the directors of the company for various acts of malfeasance, the provision is designed to ensure that the ability of our directors to exercise their best business judgment in managing the company’s affairs, subject to their continuing fiduciary duties of loyalty to the company and its stockholders, is not unreasonably impeded by exposure to potentially high personal costs or other uncertainties of litigation. See “Indemnification of Officers and Directors.”

Our Certificate of Incorporation provides for the indemnification of management, which in certain circumstances could serve to circumvent the recovery by shareholders in certain legal actions.

Our Certificate of Incorporation and Bylaws, to the fullest extent permitted by Delaware law, provide, generally, that the company will indemnify and advance expenses to any director, officer, employee or agent of the company who is, or is threatened to be made, a party to any action, suit or proceeding. Such indemnification would cover the cost of attorneys’ fees as well as any judgment, fine or amount paid in settlement of such action provided that the indemnified party meets certain standards of conduct necessary for indemnification under applicable law and the provisions of the Bylaws. Such indemnity may or may not be covered by officer and directory liability insurance and could result in expense to the Company even if such person is not successful in the action. This provision is designed to protect such persons against the costs of litigation which may result from his or her actions on our behalf. See “Indemnification of Officers and Directors.”

Other Risks, Unknown Or Immaterial Today, May Become Known Or Material In The Future.

We have attempted to identify material risk factors currently affecting our business and company. However, additional risks that we do not yet know of, or that we currently think are immaterial, may occur or become material. These risks could impair our business operations or adversely affect revenues or profitability.

Item 2.	Description of Property.

We lease our headquarters, comprised of two adjacent facilities in Easley, South Carolina. The main office, located at 1661 East Main Street, Easley, South Carolina 29640, is leased from Joe Black, the interim Chief Financial Officer for $2800 per month on a net/net basis. The lease expires on December 31, 2005 and is automatically renewable for one-year periods. The adjacent facility, located at 1651 and 1653 East Main Street, is leased from Griffin Properties at a rate of $1854 per month on a net/net basis. The lease expires on October 10, 2005 and may be renewed for one-year periods. The properties are in good condition.

We do not own or lease any additional facilities. However, we do maintain addresses in North Carolina and Georgia through a public image package from Office Suites Plus. The North Carolina address is 6047 Tyvola Glen Circle, Charlotte, North Carolina 28217, and the monthly charge $144.00. The Georgia address is 3235 Satellite Boulevard, Building 400, Suite 300, Duluth, Georgia 30096 and the monthly charge is $129.00.

In order to accommodate planned growth, we anticipate needing to procure 12,000 to 15,000 square feet of office space in the Easley, South Carolina area during the latter part of 2005.

Item 3.	Legal Proceedings.

There are no current legal proceedings, pending or threatened, against us which, in the opinion of management, would have a material adverse impact on our business, financial condition, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is traded in the over the counter market quoted on the OTC Bulletin Board. The earliest quote available during the past two years was October 20, 2004. The high and low quotes for such date through March 26, 2005 are set forth in the chart below. The source of this information is the Finance page of www.yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Range of Common Stock Prices ($)

	High	Low
2004
3rd Quarter (October 20, 2004 – December 31, 2004)	0.08	0.02
2005
1st Quarter (through March 26, 2005)	7.00	0.02

As of March 1, 2005, there were approximately 2,631,752 shares of common stock outstanding and approximately 122 stockholders of record, and 7,217,736 shares of Series A Convertible Preferred Stock outstanding with one preferred stockholder of record.

We have paid no cash dividends during the past two fiscal years. No dividends may be paid with respect to the Series A Convertible Preferred Stock and, pursuant to the Preferred Stock Purchase Agreement, no dividends may be paid on our common stock while any Series A Convertible Preferred Stock is outstanding. Also, our agreements with our bank lender prohibits any dividend which would, upon payment, result in a default under our financial covenants. Accordingly, we do not anticipate paying dividends in the foreseeable future.

Sale of Series A Convertible Preferred Stock

In order to facilitate the merger, on February 10, 2005, we entered into a Preferred Stock Purchase Agreement to sell 7,217,736 shares of its Series A convertible, non-voting preferred stock to Barron Partners LP for $5,042,250. The preferred stock is convertible into shares of common stock on a one for one basis. Barron is a New York-based private investment partnership that specializes in investing in micro-cap public companies. As part of the transaction, Barron invested an additional $1,875,200 in the form of a subordinated note on the same terms as the subordinated notes payable to the former CSI – South Carolina stockholders in the merger, and received Warrants for the purchase of 7,217,736 shares of our common stock (the “Warrant Shares”). The exercise prices of the warrants are $1.3972 and $2.0958 per share, and each Warrant is exercisable for half of the total Warrant Shares. Barron has agreed, generally, not to convert at any time its Warrants to purchase shares of common stock if and to the extent that Barron’s beneficial ownership of our common stock would exceed 4.99%, without giving us at least 61 days’ advance notice. Proceeds from the sale of preferred stock and the subordinated loan were substantially utilized to fund the merger and related transactions.

The preferred stock and Warrants subject to the Preferred Stock Purchase Agreement, and the common stock into which they are convertible and exercisable, respectively, have not been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. We sold the shares of preferred stock to Barron in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The basis for such exemption is the non-public sale of the preferred stock and the Warrants in a privately negotiated transaction to Barron, an accredited and sophisticated investor. Pursuant to a Registration Rights Agreement, we are obligated to register the common shares underlying the preferred stock and warrants subject to certain conditions set forth in the agreement. The sale of preferred stock and the Warrants took place concurrently with the closing of the merger on February 11, 2005.

For more information on the preferred stock and the Warrants, see “Business Description”.

Sale of Common Stock

In connection with the merger, the former stockholders of CSI – South Carolina received, in exchange for their shares of CSI – South Carolina common stock, subordinated notes aggregating $1,875,200 to be repaid over the next fifteen months and approximately 2,526,904 shares of our common stock. They also received notes aggregating $3,624,800, which were repaid immediately following the merger out of proceeds of the sale of the preferred stock and a subordinated note to Barron. Such shares of our common stock have not been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or applicable exemption from registration. The shares of common stock sold to the former CSI – South Carolina stockholders was sold in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The basis for such exemption is the non-public sale of the common stock in a privately negotiated transaction with such stockholders, all of whom were accredited and sophisticated investors and all of whom concurrently became executive officers of the issuer.

On December 30, 2004, VerticalBuyer issued 750,000 shares to Jackson Steinem, Inc., a professional services firm in exchange for consulting services provided with an estimated value of $75,000. Such shares have not been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. We sold the shares of common stock to Jackson Steinem, Inc. in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The basis of such exemption is the non-public sale of the common stock in a privately negotiated transaction to Jackson Steinem, Inc., which we believe to be an accredited and sophisticated investor.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Introduction

Unless the context requires otherwise, (1) “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the consolidated combined business of Computer Software Innovations, Inc., a Delaware corporation formerly known as VerticalBuyer, Inc., and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation; (2) “VerticalBuyer” refers to the Company prior to the merger; and (3) “CSI – South Carolina” refers to Computer Software Innovations, Inc., a South Carolina corporation, prior to the merger.

Prior to February 10, 2005, the Company was known as VerticalBuyer, Inc. Prior to our merger with CSI - South Carolina on February 11, 2005, we were a public shell corporation, having conducted no business operations since September, 2001. A brief history of VerticalBuyer, Inc. is set forth in “Description of Business—VerticalBuyer, Inc.”

On February 11, 2005, pursuant to an Agreement and Plan of Merger, CSI - South Carolina merged into the Company, with the Company continuing as the surviving corporation. Accordingly, our current business operations are those of CSI - South Carolina. Because VerticalBuyer had substantially no assets prior to the merger, the merger and related transactions will be accounted for as a recapitalization of CSI – South Carolina rather than a business combination. As such, going forward the historical financial statements of CSI - South Carolina will be the historical financial statements of the Company. See “Description of Business” for a discussion of CSI – South Carolina’s and our current business operations.

The merger and related transactions are described below under “Recent Developments” and in “Description of Business—The Merger and Recapitalization.” Pro forma financial statements reflecting the merger and related transactions as of December 31, 2004 are filed as Exhibit 99.1.

A discussion and analysis of financial condition and results of operation of VerticalBuyer for the years ended December 31, 2003 and 2004 is set forth in section C below. A discussion and analysis of financial condition and results of operation for CSI-South Carolina for the years ended December 31, 2002, 2003 and 2004 is set forth in section D. A discussion of the Company’s current liquidity and capital resources, reflecting recent developments, is contained in the discussion of CSI-South Carolina’s financial condition in section D.

B. Recent Developments.

The Merger and Recapitalization

In the first quarter of 2005, the Company completed a series of recapitalization transactions. These cumulated on February 11, 2005 with the merger of CSI – South Carolina into the Company, and our issuance of preferred stock, common stock warrants and certain subordinated notes. The recapitalization transactions are described below:

•	Purchase of Majority Interest of VerticalBuyer by CSI – South Carolina.

On January 31, 2005, CSI – South Carolina purchased 13,950,000 shares of the common stock, $0.001 par value, of VerticalBuyer from Maximum Ventures, Inc., a New York corporation, pursuant to a Stock Purchase Agreement. The shares purchased by CSI – South Carolina represented approximately 77% of VerticalBuyer’s outstanding common stock. The purchase price was $450,000, with approximately $53,000 of that amount going to satisfy outstanding liabilities of VerticalBuyer. CSI – South Carolina also reimbursed Maximum for legal expenses in the amount of $20,000.

•	Reverse Stock Split.

On January 31, 2005, the board of directors of VerticalBuyer approved a reverse stock split in order to facilitate a potential merger with CSI – South Carolina. In the reverse stock split, every 40 shares of VerticalBuyer’s common stock issued and outstanding on the record date, February 10, 2005, was converted and combined into one share of post-split shares. The reverse split was effective pursuant to an amendment to our certificate of incorporation, and was paid on February 11, 2005. No fractional shares were issued, nor any cash paid in lieu thereof. Rather, all fractional shares were rounded up to the next highest number of post-split shares and the same issued to any beneficial holder of such pre-split shares which would have resulted in fractional shares. Accordingly, each beneficial holder of our common stock received at least one post-split share and no shareholders were eliminated.

•	Purchase of CSI – South Carolina Options.

Prior to the merger, CSI – South Carolina had in place a stock option plan for non-executive employees and had granted options to purchase 8,500 shares of CSI – South Carolina common stock under the plan. No options were granted to shareholders of CSI – South Carolina. Immediately prior to the merger, CSI – South Carolina redeemed options to purchase approximately 6,234 shares of its common stock for approximately $900,000. Pursuant to the plan, option holders retained a portion of their options. The remaining options are exercisable for 268,343 shares of the Company’s common stock.

•	CSI – South Carolina Dividend.

Prior to the merger, CSI – South Carolina declared dividends to its five shareholders totaling $3,460,000. Of this, $960,000 was paid in cash and $2.5 million recorded as subordinated dividend notes payable to each shareholder. These notes were repaid immediately following the merger from the proceeds of the issuance of the preferred stock and the approximately $1.9 million subordinated note to Barron.

•	The Merger.

On February 10, 2005, the Company and CSI – South Carolina executed the Agreement and Plan of Merger. On February 11, 2005, CSI – South Carolina merged into the Company, with the Company continuing as the surviving corporation. In the merger, the former shareholders of CSI – South Carolina received, in exchange for their shares of CSI – South Carolina common stock, two sets of notes totaling $3,624,800 and $1,875,200, respectively, and approximately 2,526,904 shares of our common stock. Such consideration was in addition to the pre-merger dividend by CSI – South Carolina. The set of notes totaling $3,624,800 was repaid to the former CSI – South Carolina shareholders immediately following the merger from the proceeds of the preferred stock and the $1,875,200 subordinated note issued to Barron Partners LP, as described under “Sale of Preferred Stock and Warrants” below. Subordinated notes payable to the former shareholders of CSI – South Carolina totaling $1,875,200 remained outstanding following the merger. The terms of the subordinated notes are described more fully under “Terms of Subordinated Notes” below.

The shares of our common stock previously held by CSI – South Carolina, representing approximately 77% of our issued and outstanding capital stock, were cancelled. Our remaining stockholders retained their existing shares, subject to the recent 40 to 1 reverse stock split. Such minority stockholders had appraisal rights as provided in accordance with Delaware law, whereby they could elect to have their shares repurchased by the Company.

•	Sale of Preferred Stock and Warrants.

On February 10, 2005, we entered into the Preferred Stock Purchase Agreement with Barron Partners LP. Pursuant to the agreement, on February 11, 2005, immediately following the consummation of the merger, we issued to Barron 7,217,736 shares of our newly created Series A Convertible Preferred Stock in exchange for the payment of $5,042,250. Barron was also issued two Warrants to purchase in the aggregate 7,217,736 shares of our common stock. The exercise prices of the Warrants are $1.3972 and $2.0958 per share, each Warrant exercisable for half of the total Warrant shares. The terms and conditions of the Warrants are identical except with respect to exercise price.

In conjunction with the Preferred Stock Purchase Agreement, the Company also entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby the Company undertook certain obligations to register the shares of common stock of the Company underlying the Warrants and shares of preferred stock to be sold to Barron pursuant to the Preferred Stock Purchase Agreement. Under the terms of the Registration Rights Agreement, the Company is obligated to file, within forty-five days following the execution of the Registration Rights Agreement, a registration statement covering the resale of the shares underlying the convertible preferred stock and warrants issued to Barron. Barron, subject to certain conditions, may also demand the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” may require the Company (subject to certain carvebacks) to include such shares in certain registration statements filed by the Company. The Company is obligated to pay all expenses in connection with the registration of the shares, and may be liable for liquidated damages in the event the registration of shares is not effected pursuant to the agreement between the parties. Among other events, such liquidated damages at a rate of 25% of Barron’s investment per annum, would be triggered if the Company fails to file the registration statement within 45 days, cause such registration statement to become effective within 120 days or maintain the effectiveness of the registration statement, subject to certain allowances.

•	Terms of the Subordinated Notes.

As described above under the “The Merger,” on February 11, 2005, the Company issued six subordinated promissory notes payable, respectively to Barron and the five former shareholders of CSI – South Carolina: Nancy K. Hedrick, Joe G. Black, Beverly N. Hawkins, Thomas P. Clinton and William J. Buchanan. The five notes to the former CSI – South Carolina shareholders constituted a portion of their consideration in the merger. The note to Barron evidences a subordinated loan to the Company in connection with Barron’s investment in the preferred stock. All such notes are pari passu and rank equally in right of payment in the event of bankruptcy or liquidation of the Company, or similar events, and are subordinated in right of payment to all other non-subordinated debt of the Company. Payments of principal and interest may be paid as agreed under such subordinated notes, so long as, generally, we are not in default under any of our senior indebtedness.

The Barron note provides that the Company will repay to Barron $1,875,200, with interest accruing at the annual rate of the prime rate plus 2%. We must pay the principal on the note in full on or before May 10, 2006. Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full.

The aggregate principal sum borrowed under the notes payable to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount borrowed, the terms of the notes are substantially identical to the note payable to Barron. We anticipate re-paying the subordinated notes from draws on our new bank credit facility, which was closed on March 14, 2005, and cash generated from operations.

On March 14, 2005, we entered into a bank credit facility. On March 16, 2005, we drew $1.5 million under the credit facility, which was used to pay down a like amount of the subordinated loans due Barron and the former CSI – South Carolina stockholders. We anticipate utilizing further draws under the facility as one source of repayment of the subordinated notes, as availability under the facility increases.

•	The Preferred Stock Purchase Agreement.

The terms of the Series A Convertible Preferred Stock are contained in the certificate of Designations, Rights and Preferences, which is described under “Description of Capital Stock” in our Form 8-K filed with the Commission on March 28, 2005. The terms of the preferred stock sale are contained in the Preferred Stock Purchase Agreement in addition to the customary representations, warranties and other provisions the Preferred Stock Purchase Agreement:

•	required Barron, as the investor in the preferred stock on the one hand, and the five (5) former shareholders of CSI – South Carolina, collectively on the other hand, to make subordinated loans to the Company in the amount of approximately $1.9 million each. Barron’s loan was funded with cash at closing and was substantially utilized to fund the merger consideration. The loans by the former CSI – South Carolina shareholders were funded by merger consideration which otherwise would have been payable in cash;

•	provided that Barron waived reimbursement of certain prepaid expenses in the amount of $81,736.50, so as to provide the Company with funds to apply toward its legal expenses relating to the sale of the preferred stock and related transaction;

•	provided for the delivery of the two Warrants;

•	required that the merger be consummated immediately prior to the sale of the preferred stock and the Warrants;

•	required the execution and continued effectiveness of the Registration Rights Agreement;

•	obligates us to continue to report to the Commission under Section 15(d) of the Securities Exchange Act of 1934, as amended, or register under Section 12(b) or (g) thereunder;

•	prohibits us from issuing any shares of our preferred stock for a period of three years, which preferred stock is convertible into shares of our common stock other than on a conversion ratio which is fixed, with certain exceptions;

•	prohibits us for a period of three years from issuing any convertible debt;

•	prohibits us for a period of three years from entering into any transactions that have reset features that result in additional shares being issued;

•	requires us within 90 days to employ a chief financial officer who has experience with public companies, and provides for liquidated damages for our failure to comply;

•	provides that, until such time as all of the preferred stock shall have been converted into common stock, Barron and the five former shareholders of CSI will have the right to participate in any subsequent funding by the Company on a pro rata basis at 80% of the offering price;

•	prohibits any insiders, including all of our officers and directors, from selling any shareholdings for a period of two years;

•	for two years, prohibits any employment and consulting contracts from containing any provisions for: bonuses not related directly to increases in earnings; any car allowances not approved by the unanimous vote of the board of directors; any anti-dilution or reverse split provisions for shares, options or warrants; any deferred compensation, any unreasonable compensation or benefit clauses; or any termination clauses paying over 18 months of salary;

•	requires that we give Barron 70 days notice before the sale of all or substantially all of our assets or any merger or consolidation; and

•	prohibits any variable rate or other transaction whereby a purchaser of securities is granted the right to receive additional shares based upon future transactions of the Company on terms more favorable than those granted to such investor in the investor’s current offering.

In addition to the terms of the Warrants discussed above, the Warrant agreements provide that:

•	the Warrant may be exercised on a cashless basis;

•	that the holder of the Warrant shall not be entitled to exercise the Warrant if such exercise would result in such holder and its affiliates being the beneficial owner of more than 4.99% of the outstanding shares of the common stock of the Company on the date of exercise, provided that such restriction may be revoked upon 61 days notice from the holder to the Company;

•	the exercise price and the number of shares for which the Warrant is exercisable will be adjusted for stock splits, stock dividends, recapitalization, reorganizations, consolidations, mergers, and similar events; and

•	we must give the Warrant holder 70 days notice prior to the sale of all or substantially all of our assets or any merger or consolidation.

•	Outstanding Shares Following Recapitalization.

As a result of the reverse stock split, the merger and the sale of preferred stock, we have approximately 9.8 million shares of common stock outstanding on an as-converted basis. On a diluted basis, assuming the exercise of outstanding warrants and options, approximately 17.3 million shares of common stock are outstanding.

Bank Credit Facility

On February 25, 2005, we entered into a commitment letter with RBC Centura Bank concerning a revolving credit facility. On March 14, 2005, we entered into a Loan Agreement and related documents with the bank which set forth the terms and conditions under which the bank would lend to us, on a revolving basis, up to $3,000,000. The purpose of the facility is general working capital and our recapitalization. The bank is obligated to make advances to us under the Loan Agreement based on our eligible accounts receivable. Eligible receivables are basically trade amounts less than 90 days old. The loan is secured by a first security interest in substantially all of our assets. Under the Loan Agreement, we are required to comply with certain covenants, including: providing certain financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets and maintaining the secured assets in good operating condition and with sufficient insurance. In addition, we are restricted from engaging in certain activities without the bank’s consent including: changing our line of business, changing a majority of our executive officers, incurring liens on the secured assets, selling or disposing of any of the secured assets other than in the ordinary course of business and undertaking any merger or acquisition in which we are not the surviving entity.

Also, under the commitment letter, which is incorporated by reference into the Loan Agreement, we are obligated to meet certain financial covenants, including: a ratio of the amount of bank debt outstanding to our earnings before interest, taxes, depreciation and amortization, or EBITDA of not more than 2.5 to 1 measured quarterly on a rolling 12 months beginning June 30, 2005; having a total EBITDA of not less than $2,000,000 by the end of 2005; and by the end of 2005, we must have a minimum tangible net worth of $1,500,000, including subordinated debt. Tangible net worth means the depreciated book value of the total assets of the Company (less all intangible assets) minus all liabilities, except for loans from shareholders subordinate to the bank. Finally, the commitment letter restricts us from incurring additional debt, making loans, changing approved compensation arrangements for executive employees or making distributions or investments which would violate the financial or other restrictive covenants in the Loan Agreement. If we default under the Loan Agreement, the bank has a variety of remedies, including foreclosing and selling the secured assets.

The interest rate on credit extended pursuant to the revolving facility is, on a per annum basis, equal to LIBOR plus 275 basis points. Interest is payable monthly, in arrears, and all principal and interest is due on the 364th day following the closing of the loan, or March 1, 2006. Upon any default by us, the bank may accrue interest at the lesser of the maximum contract rate of interest that may be charged under applicable law or five percent (5%) above the pre-default interest rate.

On March 16, 2005, we drew $1.5 million under the credit facility, which was used to pay down a like amount of the subordinated loans due Barron and the former CSI – South Carolina stockholders. We anticipate utilizing further draws under the facility as one source of repayment of the subordinated notes, as availability under the facility increases.

C. VerticalBuyer, Inc.

Overview

VerticalBuyer, a Delaware corporation, was incorporated on September 24, 1999 for the purpose of creating Internet-based news sites dedicated to specific industries. During the periods presented, VerticalBuyer was a public company primarily engaged in seeking additional funding for working capital in order to sustain operations while management developed business opportunities. As such, VerticalBuyer met during these periods the criteria of a public shell corporation in that it had no assets and no significant ongoing operations or revenue producing activities.

Basis of Presentation

VerticalBuyer had negative working capital of $50,968 and an accumulated deficit of $2,195,471 at December 31, 2004, and had incurred significant recurring operating losses.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Loss from Continuing Operations

The loss from continuing operations of $125,968 generated during the year ended December 31, 2004 relates to legal, accounting and consulting services provided during such period.

Income from Discontinued Operations

The income from discontinued operations of $69,904 for the year ended December 31, 2004 relates to the negotiated forgiveness of a portion of accounts payable outstanding at December 31, 2003.

During the year ended December 31, 2003, VerticalBuyer had no operations, no revenues, no assets and no cash.

Liquidity and Capital Resources

At December 31, 2004, VerticalBuyer did not have existing cash or cash equivalents sufficient to fund any operating activities, capital expenditures and other obligations. It had no business operations nor active plans for future business operations. Accordingly, no product development, capital expenditures or significant changes in the number of employees were anticipated. In order to resume operations, it would have to raise additional capital in sufficient amounts and on acceptable terms. At year end 2004, it appears that the only future opportunity for VerticalBuyer was as a publicly held shell company, reporting to the SEC and whose stock was reported on the OTC Bulletin Board, with which a private company could combine and thereby itself become a public company. On March 12, 2004, Maximum Ventures Inc. acquired approximately 77% of the common stock of VerticalBuyer, apparently with the intention of facilitating such a transaction.

As described above under “The Merger,” on January 31, 2005, CSI – South Carolina purchased the shares of VerticalBuyer common stock held by Maximum Ventures. Subsequently, on February 11, 2005, CSI – South Carolina merged into Vertical Buyer, with VerticalBuyer being the surviving corporation. As VerticalBuyer had substantially no assets prior to the merger, the transaction will be accounted for as a recapitalization of CSI – South Carolina rather than a business combination. The business operations of the Company following the merger are those formerly of CSI – South Carolina, and the historical financial statements of the Company will be the historical financial statements of CSI – South Carolina. A discussion of CSI – South Carolina’s financial statements, financial condition and results of operation are presented immediately below.

D. CSI – South Carolina

Overview

CSI – South Carolina provides software solutions and technology planning to governmental organizations. Its client base includes school districts, municipalities, county governments, public libraries, disabilities boards and other non-governmental clients located in the Southeastern United States. CSI – South Carolina derives its revenues from the development and sale of proprietary software along with related support and maintenance services. It also provides a wide range of technology consulting services, including network and systems integration. These services also generate a significant amount of revenue from the sale of computer hardware equipment. Its marketing approach is to provide a suite of software products as well as full service network integration solutions.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, we believe the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant involving management’s judgments and estimates: revenue recognition policies, the assessment of impairment of long-lived assets, and income taxes.

Revenue Recognition

Software License Revenues

Software revenues consist principally of fees for licenses of our CSI Accounting+ Plus software product, service and training. We recognize all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

Persuasive evidence of an arrangement exists. We determine that persuasive evidence of an arrangement exists with respect to a customer when we have a written contract, which is signed by both us and the customer, or a purchase order from the customer when the customer has previously executed a standard license arrangement with us.

Delivery has occurred. Our software may be either physically or electronically delivered to the customer. We determine that delivery has occurred upon shipment of the software pursuant to the billing terms of the agreement or when the software is made available to the customer through electronic delivery.

The fee is fixed or determinable. If at the outset of the customer engagement we determine that the fee is not fixed or determinable, we recognize revenue when the fee becomes due and payable.

Collectibility is probable. We determine whether collectibility is probable on a case-by-case basis. When assessing probability of collection, we consider the number of years in business, history of collection, and product acceptance for each customer. We typically sell to customers, for whom there is a history of successful collection. However, collection cannot be assured.

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). We align our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to the maintenance, support and professional services components of our perpetual license arrangements. We sell our professional services separately, and have established VSOE for professional services on that basis. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, we recognize revenue from perpetual licenses upon delivery using the residual method in accordance with SOP 98-9.

Computer Hardware Sales Revenues

Revenue related to hardware sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are net 30 days from shipment. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a standard product, (2) there is a history of acceptance on the product with the customer, and (3) the undelivered element is not essential to the customer’s application. Revenue related to spare parts is recognized on shipment.

Service/Support Revenues

Services revenues consist of professional services and maintenance fees from software maintenance agreements. Maintenance agreements are typically priced based on a percentage of the product license fee and have a one-year term, renewable annually. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

Our software products are fully functional upon delivery and implementation and do not require any significant modification or alteration of products for customer use.

We expense all manufacturing, packaging and distribution costs associated with software license sales as cost of license revenues.

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with Statement of Financial Accounting Standards “SFAS” No. 144, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Results of Operations

We believe that the application of accounting standards is central to a company’s reported financial position, results of operations and cash flows. We review our annual and quarterly results, along with key accounting policies. In addition, we have not entered into any significant transactions with related parties. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003 and Year Ended December 31, 2002

Revenues

Set forth below is a breakdown of our revenues by type for the years ended December 31, 2004, 2003 and 2002, respectively.

Revenues ($ in thousands)

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002	% Change Fiscal 2003 to 2004	% Change Fiscal 2002 to 2003
Software sales	2,830	1,993	1,979	42	—
Hardware sales	17,543	15,549	10,609	13	47
Service/Support Sales	2,063	1,663	1,143
Other	45	36	30	25	20

Net Sales & Service	22,481	19,241	13,761	17	40

Net sales and services revenues increased by $3.2 million or 17% to $22.5 million for the year ended December 31, 2004. The increased revenues reflect higher sales of software licenses and computer hardware as we added several key customers to our sales base in 2004. Higher sales of computer support and maintenance contracts also contributed to the increased revenues as CSI – South Carolina implemented an approximate 13% rate increase for such services.

For 2003, our net sales and services revenues increased by $5.5 million or 40% to $19.2 million. The increased revenues reflect a 47% increase in sales of computer hardware and the related installation and integration services as well as a 45% increase in services/support revenues. The sales increase in 2003 was largely attributed to technology sales growth in the North Carolina market.

Cost of Sales

Cost of sales relates primarily to hardware equipment purchased for resale. Cost of sales increased by $1.8 or 17% to $12.5 million in the year ended December 31, 2004. The increase in costs of sales corresponds to the increase in net sales and services revenues.

Cost of sales increased by $3.4 million or 48% to $10.7 million in the year ended December 31, 2003. The increase in cost of sales corresponds to the increase in net sales and services revenues.

Gross Profit and Gross Margin

Gross Profit. Gross profit increased by $1.5 million or 17% to $10.0 million for the year ended December 31, 2004. This increase corresponds to the increase in net sales and services revenues. Gross profit increased by $2.0 million or 31% to $8.5 million for the year ended December 31, 2003. Again, this increase corresponds to the increase in net sales and services revenues.

Gross Margin. Gross margins remained constant at 44% for both the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2002, the gross margin was 47%. The decrease in gross margin was primarily attributable to the increased level of computer hardware sales, where margins are typically lower than those associated with the sale of software licenses and support and maintenance contracts. A higher percentage of hardware sales relative to total sales will result in lower gross margins.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses which primarily consist of salaries, employee benefits and general office costs, increased by $673,000 or 11% to $6.9 million for the year ended December 31, 2004. Much of this increase relates to higher salaries and wages as the Company added to its software development staff during the year ended December 31, 2004.

Selling, general and administrative expenses increased by $1.2 million or 23% to $6.2 million for the year ended December 31, 2003. Much of this increase relates to higher salaries and wages as the Company added to its sales and software development staff to meet the needs concurrent with its current sales levels.

Set forth below is a breakdown of selling, general and administrative expenses for the years ended December 31, 2004, 2003 and 2002, respectively.

Selling, General and Administrative Expenses ($ in thousands)	For the years ended
	December 31, 2004	December 31, 2003	December 31, 2002

Salaries and benefits	6,110	5,549	4,507
Travel expenses	622	682	487
Communications and supplies	181	181	144
Business promotion - net	43	56	46
Facilities cost	85	82	71
Legal & professional fees	119	5	47
Provision for doubtful accounts	30
Deferred software development costs	(560)	(459)	(364)
Other	252	113	93

Total	6,882	6,209	5,031

Depreciation and Amortization. Depreciation expense relates to property and equipment and is provided using accelerated depreciation methods over the estimated useful lives of such property and equipment. Amortization expense relates to capitalized computer software costs. Computer software costs consist of internal software production costs capitalized under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” and are amortized over the economic life of the product, generally three years, using the straight-line method. Depreciation and amortization expense increased by $36,000 or 7% to $541,000 for the year ended December 31, 2004. In 2003, depreciation and amortization expense increased by $72,000 or 17% to $505,000 for the year ended December 31, 2003. The increases in both 2004 and 2003 primarily related to higher amortization expense associated with increasing capitalized computer software costs due to the additional software development staff.

Liquidity and Capital Resources

Since inception, the Company has funded operations through cash flow from operations. As of December 31, 2004, the Company had $3.7 million in cash and cash equivalents, $3.5 million in working capital and no loan balances outstanding.

Net cash provided by operating activities was $2.6 million, $2.0 million and $172,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Net cash provided by operating activities in each period reflects net income, adjusted for changes in working capital and non-cash expenses including depreciation and amortization, stock-based compensation and deferred income taxes.

Net cash used in investing activities was $675,000, $566,000 and $563,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Net cash used in investing activities reflects additions to property and equipment and capitalized software costs.

Net cash used in financing activities was zero for the years ended December 31, 2004, 2003 and 2002 as the Company had no debt and funded its operations through cash flow from operations.

First Quarter 2005 Recapitalization

Events in the first quarter of 2005 related to the merger and recapitalization of CSI – South Carolina have had a significant impact on our liquidity and capital resources. These events are described in more detail under “Recent Developments” above.

First, on January 31, 2005, CSI – South Carolina purchased approximately 77% of the outstanding common stock of VerticalBuyer from Maximum Ventures, Inc. The purchase price was $450,000 plus payment of legal fees of $20,000.

Immediately prior to the merger, CSI – South Carolina redeemed outstanding stock options to purchase approximately 6,234 shares of its common stock for approximately $900,000. Additionally, prior to the merger, CSI – South Carolina declared dividends to its five shareholders totaling $3,460,000. Of this, $960,000 was paid in cash and $2,500,000 recorded as dividend notes payable to each shareholder. These notes were repaid immediately following the merger from the proceeds of the sale of the preferred stock and the Barron subordinated note.

In the merger, the former CSI – South Carolina shareholders received collectively approximately 2,526,904 shares of common stock of the surviving Company, and two separate sets of notes totaling $3,624,800 and $1,875,200, respectively. The set of notes totaling $3,624,800 was repaid immediately following the merger from the proceeds of the sale of the preferred stock and the Barron subordinated note. The subordinated notes totaling $1,875,200 remained outstanding following the consummation of the merger.

Immediately following the merger, Barron Partners LP purchased 7,217,736 shares of Series A Convertible Preferred Stock for $5,042,250. In addition, we issued to Barron Warrants to purchase an additional 7,217,736 shares of our common stock, half at an exercise price of $1.3972 per common share (Warrant A) and half at $2.0958 per common share (Warrant B). Barron also invested $1,875,200 in a subordinated promissory note, on the same terms as the subordinated notes issued to the former CSI – South Carolina shareholders.

Finally, on March 14, 2005, we closed on a credit arrangement with RBC Centura Bank in the amount of $3,000,000. All loans under the credit arrangement mature on March 1, 2006. On March 16, 2005, we drew $1.5 million under the credit facility, which was used to pay down a like amount on the subordinated loans due Barron and the former CSI – South Carolina shareholders.

These transactions are reflected in the unaudited pro forma condensed combined financial information of CSI – South Carolina and VerticalBuyer, Inc. filed as Exhibit 99.1. As VerticalBuyer had substantially no assets prior to the merger, the merger and the related transactions will be accounted for as recapitalization of CSI – South Carolina, rather than an business combination. Pursuant to the pro forma financial information, the combined entity would have had, on a pro forma basis, a stockholders equity deficit of $952,000 at December 31, 2004. This does not reflect, however, subordinated notes totaling $3,750,000 which ranked junior to our general creditors. At December 31, 2004, such subordinated debt and our stockholders equity deficit would have totaled $2,798,400.

The foregoing and the pro forma financial information do not reflect expenses of approximately $1.3 million relating to the merger, consisting of approximately $947,000 of compensation and payroll tax expenses relating to the purchase from non-executive employees of options to purchase CSI – South Carolina common stock, and approximately $300,000 for merger-related legal and accounting expenses. They also do not reflect $275,000 in fees payable in March 2004 to our bank lender upon the closing of our new bank credit facility.

Future Capital Needs and Resources.

Ongoing capital resources depend on a variety of factors, including our existing cash balance, the cash flow generated from our operations and external financial sources that may be available. As of December 31, 2004, our capital resources included $3.7 million of cash, which was impacted by the merger and related transactions described above. As a result, at March 22, 2005 our cash balance totaled approximately $965,000. Our ability to generate sufficient operating cash flow is dependent upon, among other things:

•	the amount revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers; and

•	our ability to continue to grow our customer base.

Bank Credit Facility. In the coming year, we will also rely on our $3.0 million bank credit facility. On March 14, 2005, there was approximately $1.5 million available for us to borrow under such facility. The advance rate under the credit arrangement is based primarily on the level of eligible accounts receivable, and so generally expands with our sales and working capital needs.

Short Term Capital Requirements. We currently anticipate that our capital needs will principally consist of $800,000 for software development and $120,000 for capital expenditures.

We are examining the potential acquisition of companies and businesses within our industry. We are unable to predict the nature, size or timing of any such acquisition, and accordingly are unable to estimate the capital resources which may be required. Any acquisition would be subject to our utilizing sources in addition to those described above. These alternative sources could include the issuance of our common stock or other securities in an acquisition, seller financing, and bank and other third party financing, among other things. We can give no assurance that, should the opportunity for a suitable acquisition arise, we will be able to procure the financial resourses necessary to fund any such acquisition or that we will otherwise be able to conclude and successfully integrate any acquisition.

Potential Capital Inflow from Warrant Exercise A significant amount of cash and capital for the Company would be generated by the exercise by Barron of its common stock Warrants. The exercise of Warrant A, with an exercise price of $1.3972, would generate approximately $5 million. The exercise of Warrant B, with an exercise price of $2.0958, would generate approximately $7.6 million. The exercise of the Warrants is in the sole discretion of Barron, subject to the restrictions in the preferred stock and the Warrants prohibiting Barron from beneficially holding greater than 4.99% of our outstanding common stock, which prohibition can be waived by Barron upon 61 days notice. Although we presume any decision by Barron to exercise the warrants or any portion would depend upon our stock price, results of operations and the long term outlook for the development of our business, among other things, we cannot predict if and when Barron may exercise the Warrants. Accordingly, there can be no assurance that Barron will exercise the Warrants and that we will receive any resulting capital.

Adequacy of Liquidity and Capital Resources. Based on the foregoing, our management believes that our cash flow from operations and existing bank credit facility will be adequate to fund our short term liquidity and capital needs. We believe that our current business plan for the organic growth of our business will not require any additional external funding and that we will be able to operate and grow our business while servicing our debt obligations. As previously noted, any acquisition would be dependent upon additional funding sources.

In making our assessments of a fully-funded business plan, we have considered:

•	cash and cash equivalents on hand and available to our operations of $965,000 at March 22, 2005;

•	expected cash flow from operations;

•	the anticipated level of capital expenditures of $120,000;

•	software development costs of $800,000; and

•	our scheduled debt service.

If our business plans change, including as a result of changes in our products or technology, or if we decide to expand into additional markets, or if economic conditions in any of our markets generally arise and have a material effect on the cash flow or profitability of our business, then the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of available sources of cash and timing of our ability to generate net income could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified current available sources, and could require us to raise additional capital to meet these needs. However, our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the future market prices of our securities.

Forward-Looking Statements

We caution you that this report and the documents incorporated by reference in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor created by that act. Among other things, these statements relate to our financial condition, results of operations and business. When used in this report and in the documents incorporated by reference in this report, these forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expects to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions.

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. It is routine for our internal projections and expectations to change, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons.

We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in the “Risk Factors” section. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our software and systems integration business also may be subject to the effects of other risks and uncertainties, including, but not limited to:

•	a reduction in anticipated sales;

•	an inability to perform customer contracts at anticipated cost levels;

•	our ability to otherwise meet the operating goals established by our business plan;

•	market acceptance of our new software offerings;

•	an economic downturn; and

•	changes in the competitive market place and/or customer requirements.

Item 7.	Financial Statements.

The following financial statements are filed as a part of this report following Item 14 below:

VerticalBuyer, Inc.

Report of Independent Registered Public Accounting Firm - Elliott Davis, LLC

Independent Auditor’s Report - Sherb & Co., LLP

Consolidated Balance Sheet as of December 31, 2004

Consolidated Statements of Operations for the years ended December 31, 2003 and 2004

Consolidated Statements of Changes in Stockholders’ Deficit as of December 31, 2003 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2004

Notes to Consolidated Financial Statements

Computer Software Innovations, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm - Elliott Davis, LLC

Consolidated Balance Sheets as of December 31, 2003 and 2004

Consolidated Statements of Income for the years ended December 31, 2002, 2003 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for December 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2004

Notes to Consolidated Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 31, 2005, we engaged Elliott Davis, LLC as our new independent accounting firm to replace Sherb & Co., LLP for the fiscal year ended December 31, 2004. The decision to change our independent accounting firm was a result of a change of control of the Company on January 31, 2005 and a subsequent merger on February 11, 2005. We previously disclosed these changes to the Securities and Exchange Commission on a Current Report on Form 8-K dated February 4, 2005.

Item 8A.	Controls and Procedures.

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Internal Controls Over Financial Reporting. There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item. 8B.	Other Information.

Not Applicable.

PART III

Item 9.	Directors and Executive Officers of the Registrant.

Our board of directors consists of five directors. Three are non-employee directors who were appointed to the board on or about January 31, 2005 concurrently with the purchase by CSI-South Carolina of approximately 77% of the stock of VerticalBuyer prior to the merger of CSI-South Carolina into VerticalBuyer on February 11, 2005. These non-employee directors, who are “independent” pursuant to the standards of the Nasdaq National Market, are Anthony Sobel, Tom Butta and Shaya Phillips. The remaining two directors, Nancy K. Hedrick and Thomas P. Clinton, were principals of CSI-South Carolina. Our officers are the former officers of CSI-South Carolina. Mr. Black has announced his retirement, but has agreed to serve in an interim capacity until a permanent Chief Financial Officer is retained.

Set forth below is the name of each of our executive officers and directors, the principal positions and offices he or she holds with us, and a brief description of that person’s business experience during the past five (5) years:

NAME	AGE	TITLE
Anthony Sobel	50	Chairman of the Board, Director
Tom Butta	48	Director
Shaya Phillips	45	Director
Nancy K. Hedrick	55	Director, President and CEO
Thomas P. Clinton	41	Director, Vice President of Sales
Joe G. Black	65	Interim Chief Financial Officer
Beverly N. Hawkins	41	Secretary, Vice President of Support Services
William J. Buchanan	40	Treasurer, Vice President of Engineering

ANTHONY SOBEL, has served as a director and Chairman of the Board since January 31, 2005. Since January 1996, he has been the CEO of Montana Metal Products, LLC, a manufacturing concern. Mr. Sobel is chairman of the board’s audit committee and a member of its compensation committee.

TOM BUTTA, has served as a director since January 31, 2005. Since November 2004, Mr. Butta has been CEO of SuperStock, a company engaged in the business of stock imaging. Concurrently with his tenure at SuperStock, Mr. Butta has served as President of a21, Inc., a company engaged in the same line of business as SuperStock. Mr. Butta has also served as Vice-Chairman of the Board of Directors of a21, Inc. since February 2004. a21, Inc. is a reporting company under the Securities Exchange Act of 1934, as amended. From November 2001 to May 2003, Mr. Butta was employed by Parametric Technology Corporation as its Executive Vice President in charge of marketing. Parametric Technology Corporation is in the business of producing product lifecycle management software. Mr. Butta has also served as Chief Marketing Officer for two other software companies. From August 2000 to August 2001, he worked for CommerceQuest, Inc. and from June 1999 to June 2000, he worked for Red Hat, Inc. CommerceQuest, Inc. produces business-to-business software and Red Hat, Inc. provides operating system software along with middleware, applications and management solutions. Mr. Butta is a member of the board’s audit and compensation committees.

SHAYA PHILLIPS, has served as a director since January 31, 2005. From March 2002-present, Mr. Phillips has been the Assistant Vice President of IT at the Fashion Institute of Technology of the State University of New York. Previously, Mr. Phillips was a consultant for CSSP, an unincorporated association which was engaged in the business of network consulting. From January to November 2001, Mr. Phillips was the Chief Operating Officer and Chief Technology Officer of Global Broadband, Inc. a telecommunications company. From March 1998 to January 2001, Mr. Phillips was the Director of Enterprise Technology for St. Johns University. Mr. Phillips is chairman of the board’s compensation committee and a member of its audit committee.

NANCY K. HEDRICK, has served as a director and President and Chief Executive Officer since January 31, 2005. Prior to the merger, Ms. Hedrick held the position of President of CSI-South Carolina for sixteen years, and continues in that capacity with us.

THOMAS P. CLINTON, has served as a director since January 31, 2005 and as Vice President of Sales since January 31, 2005. Mr. Clinton served as Vice-President of Sales for CSI-South Carolina from February 1999 to February 2005, and continues in that capacity with us.

JOE G. BLACK, has served as interim Chief Financial Officer since January 31, 2005. Mr. Black served as Chief Financial Officer for CSI-South Carolina since January of 1991. He has agreed to serve in that position with us until a permanent chief financial officer can be retained.

BEVERLY N. HAWKINS, has served as Secretary since January 31, 2005 and as Vice President of Support Services since January 31, 2005. Ms. Hawkins served as Vice-President of CSI-South Carolina for a ten year period beginning in February 1989 and ending February 1999. At that time, she became Vice President of Support Services, and continues in that position with us.

WILLIAM J. BUCHANAN, has served as Treasurer since January 31, 2005 and as Vice President of Engineering since January 31, 2005. From January 1999 to February 2005, Mr. Buchanan held the position of Vice President of Engineering with CSI-South Carolina, and continues in that capacity with us.

Effective February 11, 2005, all of the executive officers above entered into employment agreements with the Company. These employment agreements are described under “Employment Agreements.” Joe Black has agreed to provide consulting services once his employment with us concludes. The terms of his consulting agreement are also described in “Employment Agreements” below.

Code of Ethics

Prior to the merger on February 11, 2005, our Company had no business operations since September 2001, and to our knowledge, no code of ethics. Our current Board of Directors has not yet had adequate time to consider and adopt a written code of business conduct and ethics. We expect to adopt such a written code of business conduct and ethics later this year.

Audit Committee Financial Expert

We have determined that our audit committee does not currently have an audit committee financial expert within the meaning of Regulation S-B 401(e). However, we believe our board possesses financial and accounting expertise sufficient to properly oversee the financial affairs of a company of our size and complexity.

Item 10.	Executive Compensation.

Director Compensation.

Employee directors do not receive any compensation for serving on our board of directors. Non-employee directors do not receive any cash compensation for serving on the board, but are reimbursed for incidental expenses related to attendance at board meetings.

It is the intention of the Company to compensate the non-employee directors with awards of restricted stock. While no formal stock option plan for non-employee directors is currently in effect, the Company has agreed with each of the non-employee directors to put such a plan into effect during the second quarter of 2005. It is estimated that such awards would aggregate approximately 131,000 shares.

Executive Compensation.

The following table shows, for the fiscal years ended December 31, 2004, 2003 and 2002, the cash compensation that we paid, as well as certain other compensation paid or accrued for those years, to the named executive officers of VerticalBuyer, Inc., in all capacities in which they served in the year 2004.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)
Timothy Rosen Chief Executive Officer (1/1/2004 – 10/22/2004)	2004 2003 2002	-0- -0- -0-	-0- -0- -0-

Abraham Mirman Chief Executive Officer (10/22/2004 – 12/31/2004)	2004 2003 2002	-0- -0- -0-	-0- -0- -0

The table below sets forth, for the fiscal years ended December 31, 2004, 2003 and 2002, the cash compensation for the executive officers of CSI – South Carolina. The individuals listed below serve in the same capacities with our Company as they did with CSI – South Carolina.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)
Nancy K. Hedrick President and Chief Executive Officer	2004 2003 2002	160,200 120,000 113,100	125,000 180,000 140,000
Joe G. Black[1] Interim Chief Financial Officer	2004 2003 2002	160,200 120,000 113,100	125,000 180,000 140,000
Beverly N. Hawkins Secretary and V.P. of Support Services	2004 2003 2002	160,200 120,000 113,100	125,000 180,000 140,000
Thomas P. Clinton V.P. of Sales	2004 2003 2002	160,200 120,000 113,100	125,000 180,000 140,000
William J. Buchanan Treasurer and V.P. of Engineering	2004 2003 2002	160,200 120,000 113,100	125,000 180,000 140,000

[1]	Mr. Black was the permanent Chief Financial Officer of CSI – South Carolina.

Stock Options

In March, 2000, our board adopted a non-statutory stock option plan. The plan, administered by the board, provided for the grant of options to our officers, employees, consultants and advisers. The options granted under the plan were non-statutory options, and were not intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code. As of July 13, 2004, all stock options granted had expired. As of December 31, 2004 there were 2,000,000 (pre-split) shares of our common stock available for issuance under the plan. The plan was terminated by our board on March 24, 2005.

In August, 2000, CSI – South Carolina approved and implemented an equity incentive plan pursuant to which eight non-executive employees were granted to purchase shares of common stock of CSI – South Carolina. Immediately prior to merger, CSI – South Carolina repurchased approximately 85,000 shares of common stock granted pursuant to the plan and cancelled options to purchase 6,234 shares of CSI – South Carolina common stock. Pursuant to the terms of the plan in the merger agreement we assumed the remaining options granted under the plan, which represent 268,343 shares of our common stock. Currently, none of our executive officers hold stock options and no formal stock option plan has been adopted for directors and officers. However, we intend to implement a stock option plan for employees, officers, directors and certain other personnel. No terms for such a plan have yet been set.

Employment Agreements

On February 11, 2005, we entered into written employment agreements with four of our executive officers: Nancy K. Hedrick, President and Chief Executive Officer; Thomas P. Clinton, Vice President of Sales; William J. Buchanan, Vice President of Engineering; and Beverly N. Hawkins, Vice President of Support Services. All such employment agreements are identical except for name and job title. They provide for: a term of three years, expiring on February 10, 2008, with automatic renewals of one year thereafter in the absence of either party giving 30 days advance notice; compensation at a rate of $185,000 a year, plus such bonuses and raises as our Board of Directors in its discretion may determine; provisions prohibiting us from modifying the executives job responsibilities and duties in a manner inconsistent with the executive’s job position and prohibiting us from relocating the executive’s principal location of employment in Easley, South Carolina to more than thirty miles away; termination by us for cause; provisions prohibiting the executive from competing with us, soliciting our customers or suppliers, or employing any of our employees, at our election, for the longer of one year after termination of employment or the remainder of the initial three year term plus one year upon a voluntary termination of employment; confidentiality; severance benefits in the event of termination by us without cause equaling 18 months of base salary; and consideration for the non-compete provisions, to be paid over a one year period following termination of employment, equal to 75% of the average of the employee’s base salary and bonuses during the period of his or her employment. The employment agreements also contain other standard provisions for employment agreements of this type.

The foregoing description of the Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements, which are filed as Exhibits 10.8, 10.9, 10.10 and 10.11.

We have also entered into a verbal agreement with Joe Black to employ him as interim CFO at an annual salary of $185,000. We are in the process of procuring a permanent CFO with public company experience. Mr. Black has agreed to remain in an interim capacity until a permanent CFO has been retained. Once a permanent CFO is hired, he has agreed to enter into a consulting agreement with us to provide financial and accounting consulting services to us with a compensation of $75 an hour during the term of the consulting agreement. The consulting agreement would provide for an initial term of one year beginning on the latter of March 31, 2005 or such date agreed by Mr. Black and us, but not later than May 31, 2005. The consulting agreement would also contain provisions prohibiting Mr. Black from competing with us, soliciting our customers or suppliers, or employing any of our employees for a period of one year following expiration of the consulting agreement. The initial term of the consulting agreement would be renewable in one year increments upon mutual agreement with the same compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management

The following table sets forth, as of March 1, 2005, certain information with respect to beneficial ownership of shares of our common stock by each of the members of the board of directors, by each of the executive officers in the “Summary Compensation Table” below and by all directors and executive officers as a group.

The address of each named person or group is 1661 East Main Street, Easley, South Carolina 29640.

Name	Common Stock Beneficially Owned[1]	Approximate Percentage of Class
Nancy K. Hedrick	505,380	19
Thomas P. Clinton	505,380	19
Joe G. Black	505,380	19
Beverly N. Hawkins	505,380	19
William J. Buchanan	505,380	19
Anthony Sobel[2]	-0-	-0-
Tom Butta[2]	-0-	-0-
Shaya Phillips[2]	-0-	-0-

All present executive officers and directors as a group (8 persons)	2,526,904	95

[1]	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person, directly or indirectly has or shares the powers to direct the voting of the security or the power to dispose or direct the disposition of the security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial of any securities if that person has the right to acquire beneficial ownership within 60 days of the relevant date. Unless otherwise indicted by footnote, the named individuals have sole voting and investment power with respect to the shares of stock beneficially owned.

[2]	The three independent directors of the Company, Anthony Sobel, Tom Butta and Shaya Phillips, do not as of the date of this report beneficially own any Company common stock. However, we have entered into agreements to grant the three directors restricted shares of our common stock under a future stock incentive plan. See “Executive Compensation.”

Security Ownership of Certain Beneficial Owners

Except for the executive officers set forth above, no holder of our common stock beneficially owns more than five percent (5%) of our outstanding common stock.

Barron Partners LP (“Barron”) beneficially holds 7,217,736 shares of our Series A Convertible Preferred Stock which is convertible into common stock at any time on a one for one basis, subject to adjustments. The preferred stock is non-voting, except for certain events adversely affecting the rights of holders of such preferred stock and as otherwise provided under Delaware law with respect to class voting. In addition, Barron holds Warrants to purchase 7,217,736 shares of our common stock. Both the preferred stock and the Warrants contain prohibitions which restrict Barron from beneficially owning more than 4.99% of our common stock at any time. This prohibition may be waived by Barron upon not less than 61 days’ advance notice. See “Recent Sales of Unregistered Securities.” Therefore, Barron is not the beneficial owner of any underlying shares of common stock. However, if Barron were to convert the preferred stock or exercise the Warrants, it would be in a position to effect a change in control of our Company. The general partner of Barron is Barron Capital Advisors, LLC. Barron’s address is 730 Fifth Avenue, 9th Floor, New York, New York 20019.

Item 12.	Certain Relationships and Related Transactions.

Participants in the Merger and Related Transactions

Immediately prior to the merger, CSI – South Carolina owned of record and beneficially approximately 77% of all of our issued and outstanding capital stock. As previously disclosed, these shares were purchased on January 31, 2005 from Maximum Ventures, Inc., a New York corporation (“Maximum”), pursuant to a stock purchase agreement dated January 31, 2005. A portion of the consideration for the purchase of such shares was approximately $450,000 plus $20,000 paid for reimbursement of Maximum’s legal expenses. Of the total paid to Maximum by CSI – South Carolina, approximately $56,387.50 was applied against our outstanding liabilities. A portion of the consideration was paid out of cash of CSI – South Carolina, and $50,000 was advanced by Barron. The purchase of the shares from Maximum was arranged by Barron, which subsequently purchased certain shares of our preferred stock and Warrants. None of our directors or executive officers is affiliated with Barron, and Barron’s relationship with us is otherwise limited to its ownership of the Series A non-voting convertible preferred stock, certain Warrants to purchase common stock, a subordinated loan to us of approximately $1.9 million and related agreements.

Two of our directors, Nancy K. Hedrick and Thomas P. Clinton, were formerly directors, executive officers and shareholders of CSI – South Carolina. Likewise, our current officers following the merger are the former officers of CSI – South Carolina. Further, during the period following the January 31, 2005 purchase by CSI – South Carolina of a controlling interest in us from Maximum until immediately prior to the merger, the following principals of CSI served in the following officer positions with us: Nancy K. Hedrick, President and CEO; Joe G. Black, Interim Chief Financial Officer; Beverly N. Hawkins, Secretary; and William J. Buchanan, Treasurer.

On February 10, 2005, we entered into an Agreement and Plan of Merger with CSI – South Carolina. At that time, CSI – South Carolina owned approximately seventy-seven percent (77%) of our issued and outstanding common stock. The Agreement and Plan of Merger provided that, upon the terms and conditions set forth in the agreement, CSI – South Carolina would merge into us, and we would continue as the surviving corporation. The merger and related transactions were consummated on February 11, 2005.

Pursuant to the Agreement and Plan of Merger, in the merger and related CSI – South Carolina dividend transactions, the former stockholders of CSI – South Carolina, who are our current executive officers, received certain consideration in exchange for their shares of our common stock. Specifically, they received two sets of notes totaling $3,624,800 and $1,875,200, respectively and approximately 2,526,904 shares of our common stock. Such consideration was in addition to the pre-merger dividend by CSI – South Carolina. The set of notes totaling $3,624,800 was repaid to the former CSI – South Carolina shareholders immediately following the merger from the proceeds of the preferred stock and the $1,875,200 subordinated note issued to Barron Partners LP. The subordinated notes totaling $1,875,200 remained outstanding after the merger.

Section C of the “Business Description” provides further details regarding the merger and related transactions.

Lease

We lease approximately 4800 square feet of office space from our Interim Chief Financial Officer, Joe Black. The total rent paid to Mr. Black in the last fiscal year was less than $30,000. See “Description of Property” which is incorporated herein by reference.

Consulting Agreement

We have entered into a consulting arrangement with SCBS Inc. of Lamont, Illinois, for SCBS to provide advisory services concerning business development and related strategies. Although the parties have not yet reached or executed a definitive agreement, the general terms of the arrangement call for a term of three years. In exchange for such services, we would compensate SCBS in the form of shares of restricted stock, equal to approximately to 3.5% of the outstanding common and preferred stock of the Company following the consummation of the merger.

The advisory services under the arrangement will be provided primarily by Robert F. Steel and Kenneth A. Steel, Jr., who are officers and employees of SCBS. Robert Steel is also an investor in Barron Partners LP, which holds our Series A Convertible Preferred Stock, the Warrants and some of our subordinated debt.

Item 13.	Exhibits, List and Reports on Form 8-K.

(a)(1) Exhibits. Financial Statements and independent auditors reports filed as a part of this report are listed below

Exhibit Number	Document
2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

3.1	Amended and Restated Certificate of Incorporation, and Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

3.2	Amended and Restated Bylaws of Computer Software Innovations, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.1 of this report, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.2	Computer Software Innovations, Inc. Common Stock Purchase Warrant A, issued to Barron Partners LP on February 11, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.3	Computer Software Innovations, Inc. Common Stock Purchase Warrant B, issued to Barron Partners LP on February 11, 2005, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.4	Escrow Agreement dated as of February 10, 2005, between the Company, Computer Software Innovations, Inc., Barron Partners LP and Leatherwood Walker Todd & Mann, P.C., incorporated by reference to Exhibit 10.4 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.5	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.6	Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.7	Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.8	Employment Agreement dated as of February 11, 2005, between the Company and Nancy K. Hedrick, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.9	Employment Agreement dated as of February 11, 2005, between the Company and Thomas P. Clinton, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.10	Employment Agreement dated as of February 11, 2005, between the Company and William J. Buchanan, incorporated by reference to Exhibit 10.10 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.11	Employment Agreement dated as of February 11, 2005, between the Company and Beverly N. Hawkins, incorporated by reference to Exhibit 10.11 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.12	Lease Agreement between Griffin Properties and CSI-South Carolina dated October 9, 2004, incorporated by reference to Exhibit 10.12 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.13	Lease Agreement between Joe Black and CSI-South Carolina dated January 1, 2003, incorporated by reference to Exhibit 10.13 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.14	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated September 16, 2003, incorporated by reference to Exhibit 10.14 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.15	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated July 15, 2002, incorporated by reference to Exhibit 10.15 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.16	Form of CSI-South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000, incorporated by reference to Exhibit 10.16 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.17	Form of Non-qualified Stock Option Agreement between CSI-South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.18	Form of Option Repurchase Agreement between CSI-South Carolina and certain non-executive personnel effective February 7, 2005, incorporated by reference to Exhibit 10.18 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.19	SIMPLE IRA Plan, effective September 17, 1999, incorporated by reference to Exhibit 10.19 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.20	Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated March 11, 2005, incorporated by reference to Exhibit 10.20 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.21	H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. effective through May 31, 2005, incorporated by reference to Exhibit 10.21 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.22	Stock Purchase Agreement by and between Maximum Ventures, Inc., a New York corporation, Computer Software Innovations, Inc., a South Carolina corporation and Leatherwood Walker Todd & Mann, P.C. dated January 31, 2005, incorporated by reference to Exhibit 10.22 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C.§ 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

99.1	Computer Software Innovations, Inc. and VerticalBuyer, Inc. Unaudited Pro Forma Condensed Combined Financial Information, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144

(b) Reports on Form 8-K.

None.

Item 14.	Principal Accountant Fees and Services.

For the year ended December 31, 2003, the auditor of our financial statements was Sherb & Co., LLP. On January 31, 2005, as previously disclosed, our board of directors engaged Elliott Davis, LLC as our new independent registered public accounting firm to replace Sherb & Co., LLP for the fiscal year ended December 31, 2004. On such date, CSI-South Carolina acquired approximately 77% of the issued and outstanding shares of our common stock. Elliott Davis, LLC was the existing public accountant of CSI-South Carolina.

The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb & Co., LLP for the fiscal year ended December 31, 2003:

Year Ended December 2003
Audit Fees	$8,667
Audit Related Fees	-0-
Tax Fees	-0-
All Other Fees	-0-

Total	$8,667

Audit fees, the only category for which Sherb & Co., LLP billed for their professional services, related to the audit of our annual financial statements.

The following table sets forth professional fees billed (or to be billed) by Elliott Davis, LLC for professional services rendered for the fiscal year ended December 31, 2004:

Year Ended December 31, 2004
Audit Fees	$31,000
Audit Related Fees	35,500
Tax Fees	2,700
All Other Fees	—

Total	$69,200

Audit fees paid to Elliott Davis, LLC consisted primarily of the audit of the annual consolidated financial statements for both VerticalBuyer and CSI-South Carolina for 2004. Audit Related Fees consisted primarily of services rendered in connection with the merger of CSI-South Carolina with VerticalBuyer.

It is the policy of our audit committee to pre-approve all audit and non-audit services provided by the independent auditors in accordance with applicable regulations. Our audit committee has delegated its authority to pre-approve non-audit services to Mr. Anthony Sobel, the chairman of the audit committee. The audit committee has pre-approved the tax preparation services to be provided by Elliott Davis, LLC as set forth above. The audit services provided by Elliott Davis, LLC for 2004 for both VerticalBuyer and CSI-South Carolina were pre-approved by our board of directors prior to the appointment on February 9, 2005 of our audit committee. Audit Related Fees for 2004 relate primarily to services Elliott Davis, LLC provided to CSI-South Carolina while it was a private company prior to its merger with VerticalBuyer on February 11, 2005. Prior to such date, CSI-South Carolina was not subject to the rules and regulations of the Securities and Exchange Commission for companies reporting under Section 15(d) under the Securities Exchange Act of 1934, as amended.

INDEX TO FINANCIAL STATEMENTS

VERTICALBUYER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

VerticalBuyer, Inc.

We have audited the accompanying consolidated balance sheet of VerticalBuyer, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of VerticalBuyer, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of VerticalBuyer, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that VerticalBuyer, Inc. will continue as a going concern. VerticalBuyer, Inc. has negative working capital of $50,968 and an accumulated deficit of $2,195,471 at December 31, 2004, and has no assets and significant ongoing operations or revenue producing activities which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 31, 2005, 77% of the outstanding stock of the Company was purchased by a third party. (See Note 5).

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 8, 2005

INDEPENDENT AUDITORS’ REPORT

Board of Directors

VerticalBuyer, Inc.

We have audited the accompanying consolidated balance sheet of Verticalbuyer, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Verticalbuyer, Inc. as of December 31, 2003, and the results of its operations, stockholders’ equity (deficit) and its cash flows for the years ended December 31, 2003, and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has negative working capital of $113,345 and an accumulated deficit of $2,139,407 at December 31, 2003, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co. LLP
Certified Public Accountants

New York, New York

May 28, 2004

VERTICALBUYER, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—

DEFERRED TAX ASSET, NET	—

$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$50,968

Total current liabilities	50,968

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding	—
Common stock - $.001 par value; 50,000,000 shares authorized; 18,141,667 shares issued and outstanding	18,142
Additional paid-in capital	2,126,361
Accumulated deficit	(2,195,471)

(50,968)

$—

The accompanying notes are an integral part of these consolidated financial statements.

VERTICALBUYER, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the years ended December 31,
	2004	2003
REVENUES	$—	$—

COST OF SALES	—	—

Gross profit	—	—

OPERATING EXPENSES
Selling, general and administrative expenses	125,968	—

Total operating expenses	125,968	—

Loss from continuing operations	(125,968)	—

INCOME FROM DISCONTINUED OPERATIONS	69,904	—

Net loss	$(56,064)	—

NET LOSS PER SHARE - CONTINUING OPERATIONS	$(0.01)	$—

NET LOSS PER SHARE - DISCONTINUED OPERATIONS	$0.00	$—

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic and diluted	18,141,667	17,391,667

The accompanying notes are an integral part of these consolidated financial statements.

VERTICALBUYER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common stock		Additional paid-in capital	Accumulated deficit	Total

	Shares	Amount
Balances at December 31, 2002	17,391,667	$17,392	$2,008,670	$(2,139,407)	$(113,345)

Net loss	—	—	—	—	—

Balances at December 31, 2003	17,391,667	17,392	2,008,670	(2,139,407)	(113,345)

Issuance of common stock	750,000	750	74,250	—	75,000

Obligations paid by stockholders	—	—	43,441	—	43,441

Net loss	—	—	—	(56,064)	(56,064)

Balances at December 31, 2004	18,141,667	$18,142	$2,126,361	$(2,195,471)	$(50,968)

The accompanying notes are an integral part of these consolidated financial statements.

VERTICALBUYER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(56,064)	$—
Adjustments to reconcile net income to net cash used in operating activities
Income from discontinued operations	(69,904)	—
Issuance of common stock for services rendered	75,000	—
Changes in deferred and accrued amounts
Change in accounts payable	50,968	—

Net cash used in operating activities	—	—

FINANCING ACTIVITIES
Issuance of common stock	—	—

Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—

SUPPLEMENTAL INFORMATION
Interest paid	$—	$—

Income taxes paid	$—	$—

The change in accounts payable of $62,377 in 2004 has been adjusted by $69,904 for the negotiated forgiveness of accounts payable and $43,441 for amounts paid by stockholders.

The accompanying notes are an integral part of these consolidated financial statements.

VERTICALBUYER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Organization and business activity

VerticalBuyer, Inc., (“VerticalBuyer” or the “Company”), a Delaware corporation, was incorporated on September 24, 1999 for the purpose of creating Internet-based news sites dedicated to specific industries. On March 1, 2000, VerticalBuyer issued 14,250,000 shares of its common stock to the shareholders of Lightseek Limited in exchange for all of the outstanding common stock of Lightseek Limited. On February 15, 2001, Lightseek Limited acquired all of the outstanding common stock of Litech Limited. The acquisition of Litech was accounted for under the purchase method, and, accordingly, Litech’s operations were included in VerticalBuyer’s consolidated financial statements from its date of acquisition. Lightseek was principally engaged in the development of Internet sites designed to exploit Business-to-Business e-commerce opportunities within the global commercial electrical and lighting markets. Litech was a specialist designer and manufacturer of fiber optic lighting applications for the entertainment, commercial and retail markets. In September 2001, VerticalBuyer discontinued the operations of both Lightseek Limited and Litech Limited. Thus, during the periods presented, VerticalBuyer has been primarily engaged in seeking additional funding for working capital in order to sustain operations while management developed business opportunities.

On March 12, 2004, the controlling shareholders of VerticalBuyer sold their combined shares of common stock totaling 13,950,000 shares, which represent approximately eighty percent (80%) of VerticalBuyer’s outstanding shares, to Maximum Ventures, Inc. for $150,000. All post-closing conditions of this sale have been finalized. Maximum Ventures, Inc. also assumed certain liabilities of VerticalBuyer.

On December 30, 2004, VerticalBuyer issued 750,000 shares with an estimated value of $75,000 to a professional services firm pursuant to a consulting agreement. The difference between the value of the services provided and the par value of the issued shares was recorded to additional paid-in capital.

Basis of presentation

VerticalBuyer has negative working capital of $50,968 and an accumulated deficit of $2,195,471 at December 31, 2004, and has incurred significant recurring operating losses. At December 31, 2004, the Company had no ongoing operations and was engaged in seeking financial support and developing or obtaining future business opportunities to generate future operations for the Company.

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

Cash and cash equivalents

VerticalBuyer considers all highly liquid short-term investments, with a remaining maturity of three months or less when purchased, to be cash equivalents.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, loans and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments.

Principles of consolidation

The consolidated financial statements of VerticalBuyer include those of VerticalBuyer and of each of its subsidiaries for the periods in which the subsidiaries were owned/held by VerticalBuyer. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

Stock options

Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of Financial Accounting Standards Board Statement No. 123,” amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

VerticalBuyer accounts for stock-based compensation to employees and directors using the intrinsic value method of accounting as prescribed under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.

All outstanding stock options had expired by December 31, 2004.

Earnings (loss) per share

Earnings per share has been determined based on VerticalBuyer’s net income (loss) divided by the weighted average number of common shares outstanding.

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

NOTE 2 – LOSS FROM CONTINUING OPERATIONS

The loss from continuing operations of $125,968 generated during the year ended December 31, 2004 relates to legal, accounting and consulting services provided during such period. The Company reclassified certain amounts from income from discontinued operations to loss from continuing operations based on the subsequent event transaction. (See note 5).

NOTE 3 – INCOME FROM DISCONTINUED OPERATIONS

The income from discontinued operations of $69,904 for the year ended December 31, 2004 relates to the negotiated forgiveness of a portion of accounts payable outstanding at December 31, 2003. The Company settled its accounts payable with a law firm for approximately $25,000 less than the recorded amount. This settlement occurred after year end, but has been reflected in these financial statements as debt forgiveness income from discontinued operations.

NOTE 4 – INCOME TAXES

At December 31, 2004, VerticalBuyer had net operating loss carry forwards available to offset future Federal and New York State taxable income of approximately $1,815,000. If not utilized, these carry forwards will expire at various dates through 2021.

Deferred assets as of December 31, 2004 and 2003 are comprised of the following:

	2004	2003
Net operating loss carry forwards	$726,000	$726,000
Valuation allowance	(726,000)	(726,000)

Net deferred tax assets	$—	$—

NOTE 5 – SUBSEQUENT EVENT (UNAUDITED)

Change of Control. On January 31, 2005, Computer Software Innovations, Inc. (“CSI”), a South Carolina corporation, acquired ownership of approximately 77% of the common stock of the Company, which has been maintained as a corporate shell since it discontinued operations in September 2001.

Reverse Stock Split. On January 31, 2005, the board of directors of the Company approved a 40 to 1 consolidation of shares or reverse stock split of its common stock in contemplation of a potential merger of the Company with CSI. The reverse stock split was paid effective February 11, 2005 to shareholders of record as of February 10, 2005. Pursuant to the reverse stock split, every 40 shares of the Company’s common stock issued and outstanding on the record date was converted and combined into one share of post-split shares. The par value of all shares of common stock was maintained at $0.001 per share. No fractional shares were issued, nor any cash paid in lieu thereof. Rather, all fractional shares were rounded up to the next higher number of post-split shares and the same issued to any beneficial holder of such post-split shares which would have resulted in fractional shares. Accordingly, each beneficial holder of the Company’s common stock will have the right to receive at least one post-split share.

Name Change. On February 10, 2005, the Company changed its name from “VerticalBuyer, Inc” to “Computer Software Innovations, Inc.”

Merger Agreement. On February 10, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CSI. The Merger Agreement provided that, upon the terms and conditions set forth in the agreement, CSI would merge into the Company, with the Company continuing as the surviving corporation. The merger and related transactions were consummated on February 11, 2005. Additionally, as the Company had substantially no assets prior to the Merger Agreement, the transaction will be accounted for as a recapitalization of CSI rather than a business combination. As such, the historical financial statements of CSI will be the historical financial statements of the Company.

NOTE 5 – SUBSEQUENT EVENT (UNAUDITED), Continued

Pursuant to the Merger Agreement, in the merger and related CSI dividend transactions, the former stockholders of CSI received, in exchange for their shares of common stock, approximately $7.1 million of cash, subordinated notes aggregating approximately $1.9 million to be repaid over the next fifteen months and approximately 2,527,000 shares of common stock of the Company. The shares of the Company’s common stock previously held by CSI, representing approximately 77 percent of its issued and outstanding capital stock, were cancelled. The remaining stockholders of the Company retained their existing shares, subject to the 40 to 1 reverse stock split.

Preferred Stock Purchase Agreement. In connection with the merger, the Company entered into a Preferred Stock Purchase Agreement dated February 10, 2005 (the “Preferred Stock Agreement”) with Barron Partners LP (“Barron”), whereby the Company agreed to issue 7,217,736 shares of its newly created series of Series A convertible, non-voting preferred stock to Barron in exchange for the payment of $5,042,250. Each share of preferred stock is convertible into one share of common stock, subject to certain anti-dilution adjustments.

Warrants. Pursuant to the Preferred Stock Agreement, Barron was issued two warrants to purchase 7,217,736 shares of CSI’s common stock (the “Warrant Shares”). The respective exercise prices of the warrants are $1.3972 and $2.0958 per share, with each warrant exercisable for half of the total Warrant Shares. The terms and conditions of the warrants are identical except with respect to exercise price. Barron has agreed, generally, not to convert at any time its preferred stock into shares of the Company common stock or exercise its warrants to purchase shares of common stock if and to the extent that Barron’s beneficial ownership of the Company common stock would exceed 4.99%, without giving the Company at least 61 days’ advance notice.

Subordinated Promissory Notes. In connection with the merger, the Company issued six subordinated promissory notes payable, respectively to Barron and the five former shareholders of CSI. All such notes are pari passu and rank equally in right of payment in the event of bankruptcy or liquidation of the Company, or similar events, and are subordinated in right of payment to all other non-subordinated debt of the Company. Payments of principal and interest may be paid as agreed under such subordinated notes, so long as, generally, the Company is not in default under any of its senior indebtedness.

The Barron note provides that the Company will pay to Barron $1,875,200, with interest accruing at the prime rate plus two percent. The principal on the note must be paid in full on or before May 10, 2006. Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full.

The aggregate principal sum borrowed under the notes payable to the five former shareholders of CSI is $1,875,000, or $375,040 per individual. Other than the principal amount borrowed, the terms of the notes are substantially identical to the note payable to Barron.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Computer Software Innovations, Inc. and Subsidiary

Easley, South Carolina

We have audited the accompanying consolidated balance sheets of Computer Software Innovations, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Software Innovations, Inc. and Subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 in conformity with United States generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina

January 30, 2005

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,656,477	$1,755,724
Accounts receivable	2,362,304	1,816,838
Prepaid expenses	8,007	—

Total current assets	6,026,788	3,572,562

PROPERTY AND EQUIPMENT, net	143,451	149,343

COMPUTER SOFTWARE COSTS, net	756,788	617,129

OTHER ASSETS	500	500

	$6,927,527	$4,339,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$773,825	$136,949
Deferred revenue	1,212,898	952,108
Deferred tax liability	212,630	174,397
Taxes payable	309,753	198,488

Total current liabilities	2,509,106	1,461,942

STOCKHOLDERS’ EQUITY
Common stock - $1 par value; 100,000 shares authorized; 80,000 shares issued and outstanding	80,000	80,000
Retained earnings	4,070,451	2,548,911
Unearned stock compensation	267,970	248,681

	4,418,421	2,877,592

	$6,927,527	$4,339,534

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2004	2003	2002
NET SALES AND SERVICE REVENUE	$22,481,235	$19,241,216	$13,760,640

COST OF SALES	12,525,453	10,734,331	7,265,797

Gross profit	9,955,782	8,506,885	6,494,843

OPERATING EXPENSES
Selling, general and administrative expenses	6,881,568	6,208,890	5,030,718
Depreciation and amortization	540,620	504,936	433,145

Total operating expenses	7,422,188	6,713,826	5,463,863

Operating income	2,533,594	1,793,059	1,030,980

OTHER INCOME (EXPENSE)
Interest income	21,342	9,475	11,221
Loss on disposal of property and equipment	(739)	(1,528)	(9,637)
Other	193	3,039	10,968

Net other income	20,796	10,986	12,552

Income before income taxes	2,554,390	1,804,045	1,043,532

INCOME TAX EXPENSE	1,032,850	712,100	409,945

Net income	$1,521,540	$1,091,945	$633,587

BASIC EARNINGS PER SHARE	$19.02	$13.65	$7.92

DILUTED EARNINGS PER SHARE	$17.12	$12.33	$7.27

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic	80,000	80,000	80,000

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted	88,860	88,527	87,110

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES ON STOCKHOLDERS’ EQUITY

	Common stock	Retained earnings	Unearned stock compensation	Total
Balances at December 31, 2001	$80,000	$823,379	$41,855	$945,234
Stock option compensation	—	—	187,537	187,537
Net income	—	633,587	—	633,587

Balances at December 31, 2002	80,000	1,456,966	229,392	1,766,358
Stock option compensation	—	—	19,289	19,289
Net income	—	1,091,945	—	1,091,945

Balances at December 31, 2003	80,000	2,548,911	248,681	2,877,592
Stock option compensation	—	—	19,289	19,289
Net income	—	1,521,540	—	1,521,540

Balances at December 31, 2004	$80,000	$4,070,451	$267,970	$4,418,421

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$1,521,540	$1,091,945	$633,587
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	540,620	504,936	433,145
Stock option compensation	19,289	19,289	187,537
Deferred income taxes	38,233	35,112	(36,656)
Loss on disposal of fixed assets	739	1,528	9,637
Changes in deferred and accrued amounts
Decrease (increase) in accounts receivable	(545,466)	730,975	(1,734,345)
Decrease (increase) in inventories	—	31,845	(14,275)
Decrease (increase) in prepaid expenses	(8,007)	—	—
(Decrease) increase in accounts payable	636,876	(437,039)	316,493
Increase in deferred revenue	260,790	49,275	216,298
(Decrease) increase in taxes payable	111,265	(36,113)	160,480

Net cash provided by operating activities	2,575,879	1,991,753	171,901

INVESTING ACTIVITIES
Purchase of property and equipment	(115,279)	(107,128)	(199,567)
Capitalization of computer software	(559,847)	(459,257)	(363,719)

Net cash used for investing activities	(675,126)	(566,385)	(563,286)

Net increase (decrease) in cash and cash equivalents	1,900,753	1,425,368	(391,385)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,755,724	330,356	578,596

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,656,477	$1,755,724	$187,211

SUPPLEMENTAL INFORMATION
Interest paid	$1,508	$861	$—

Income taxes paid	$883,352	$713,101	$286,121

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Description of business

Computer Software Innovations, Inc. and Subsidiary, (the “Company” or “CSI”), a South Carolina corporation, was incorporated on January 12, 1990. The Company is engaged in the business of development and sales of proprietary software, and sales and distribution of computers and accessories. The Company is also engaged in providing a wide range of technology consulting services, including network and systems integration, along with providing computer support and maintenance services. The Company currently markets its products and services to a wide variety of governmental and not-for-profit entities in the Southeastern United States. The majority of the Company’s business is with local governmental agencies.

Basis of presentation

The consolidated financial statements include CSI Technology Resources, Inc., a wholly owned subsidiary. Intercompany balances and transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The Company uses the accrual basis of accounting.

Disclosure regarding segments

The Company reports as one operating segment, as the chief operating decision-maker reviews the results of operations of the Company as a single enterprise.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At times balances may exceed federally insured amounts.

Inventories

Inventories which consist of computer parts and supplies are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and market represents the lower of cost or estimated net realizable value.

Computer software costs

Computer software costs consist of internal software production costs capitalized under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs in the research and development of new software products and enhancements are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method.

Revenue recognition

Revenue generated from products shipped is recognized when the risk and rights of ownership have passed to the customer. The Company, under certain conditions, permits its customers to return or exchange products. The provision for sales returns is recorded concurrently with revenue recognition.

Revenues generated from service and support activities are recognized as the services are performed. Revenue generated from support service block contracts and maintenance contracts, generally collected in advance, are deferred and recognized as income when services are performed or on a straight line basis over the contractual life of the maintenance agreement. Deferred amounts are reported in deferred revenue.

The company recognizes revenue in accordance with AICPA Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended and modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company recognizes license revenues

(Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES (Continued)

when a non cancelable license agreement has been signed, the product has been shipped or the access codes that allow for immediate possession of the software have been provided to the customer (collectively “delivered”), the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence (VSOE) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price, which does not change before the element is made generally available, is established by authorized management. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period after all other revenue recognition criteria under SOP 97-2 have been met. The Company’s standard agreements do not contain product return rights.

Warranties

The Company’s suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, the Company does warrant its services with regard to products that it configures for its customers and products that it builds from components purchased from other sources. Warranty expense is not material to the Company’s financial statements.

Property and equipment

Property and equipment is carried at cost. Depreciation of property and equipment is provided using accelerated depreciation methods over the following useful lives:

Classification	Useful life (years)
Furniture	7
Computer equipment	5
Office equipment	3
Leasehold improvements	3

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditure for maintenance and repairs are charged to expense as incurred.

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, as well as credit history and current financial condition. Credit is granted to substantially all customers on an unsecured basis.

Vendor programs

The Company receives volume incentives and rebates from certain manufacturers related to sales of certain products, which are recorded as a reduction of cost of goods sold when earned. The Company also receives manufacturer reimbursement for certain promotional and marketing activities that offset expenses incurred by the Company.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due or refundable plus deferred income tax assets and liabilities. Deferred income tax assets and liabilities are recorded to recognize the income tax effect of the temporary differences in the method of reporting various items of income and expenses for financial reporting purposes and income tax purposes. The deferred income tax assets and liabilities at the end of the year are determined using the statutory tax rates expected to be in effect when the taxes are actually due or refundable.

(Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES (Continued)

Advertising

Advertising costs are expensed as incurred. Such costs amounted to $54,669, $66,804 and $47,969 in 2004, 2003 and 2002, respectively.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares for the years ended December 31, 2004, 2003, and 2002 were 8,860, 8,527 and 7,111 respectively.

Stock-based compensation

The Company has a stock based employee compensation plan as of December 31, 2004 which is described more fully in Note 7. The Company accounts for this plan using the fair value method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation”, and related interpretations. Accordingly, the Company has recognized compensation cost for its fixed stock option plan as all options granted under the plan have an exercise price less than the estimated market price of the underlying common stock on the date of grant.

The Company utilizes the Black-Scholes model to estimate the fair value of options granted.

NOTE 2 – ACCOUNTS RECEIVABLE

	2004	2003
Billed receivables	$2,297,663	$1,653,052
Unbilled receivables	—	162,900
Commission receivable and other	94,641	886
Allowance for doubtful accounts	(30,000)	—

	$2,362,304	$1,816,838

NOTE 3 – PROPERTY AND EQUIPMENT

	2004	2003
Furniture	$72,418	$69,364
Computer equipment	53,468	48,938
Office equipment	438,546	369,053
Leasehold improvements	29,169	29,169

Total	593,601	516,524
Less: Accumulated depreciation	450,150	367,181

Property and equipment, net	$143,451	$149,343

Depreciation expense charged to operations was $120,432, $142,918 and $111,022 for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 4 – COMPUTER SOFTWARE COSTS

	2004	2003
Capitalized computer software costs	$2,281,760	$1,721,913
Accumulated amortization	1,524,972	1,104,784

Computer software costs, net	$756,788	$617,129

Amortization expense charged to operations was $420,188, $362,018 and $322,123 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 5 – DEFINED CONTRIBUTION PLAN

The Company maintains a Simple IRA savings plan for the benefit of its employees. Employees of the Company may participate in the plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. The Company’s contributions to the plan, as determined by management, are discretionary and are allocated among the participants based on the participants’ contributions. Management has the authority to establish a funding policy and to review such policy annually. Contributions to the Plan were $63,779, $60,731, and $43,782 for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 6 – COMMITMENTS

Operating leases

The Company leases certain facilities and equipment under various operating leases. At December 31, 2004, future minimum lease payments under non-cancelable leases are:

2005	$38,544
2006	2,060

Total	$40,604

Rent expense for the years ended December 31, 2004, 2003, and 2002 was $60,231, $58,060 and $58,077, respectively.

NOTE 7 – STOCK COMPENSATION PLAN

At December 31, 2004, the Company has a stock-based compensation plan which is described below. The compensation cost that has been charged to income for the plan totaled approximately $19,000, $19,000, and $188,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has one fixed stock option plan under which it may grant options to purchase common stock, with a maximum term of 10 years, at the option price on the date of grant. Options for 9,000 shares have been granted to employees under the plan. Management determines at the time of grant whether options vest immediately or at the end of a three year vesting period.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003: dividend rate of zero percent for all years; risk-free interest rate of 4.8 percent; expected lives of 10 years; and volatility of 0.35 percent.

(Continued)

NOTE 7 – STOCK COMPENSATION PLAN, Continued

A summary of the status of the plan at December 31, 2004 and 2003 and changes during the years ended on those dates is as follows:

	2004		2003		2002
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of year	9,000	$15	9,000	$15	5,000	$10
Granted	—	—	—	—	4,000	21
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	9,000	15	9,000	15	9,000	15

Exercisable at end of year	8,000		8,000		8,000

Weighted-average fair value per option of options granted during the year	N/A		N/A		$56.53

NOTE 8 – LINE OF CREDIT

The Company has available an uncollateralized bank line of credit of up to $500,000 expiring June 2, 2005, with interest at the bank’s prime rate (4.75 percent and 4.25 percent as of December 31, 2004 and 2003, respectively) payable quarterly. There were no borrowings outstanding under the line at December 31, 2004 and 2003.

NOTE 9 – INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
Current payable:
Federal	$858,819	$574,145	$385,099
State	136,095	102,869	61,502

Total current	994,617	676,988	446,601

Change in deferred income taxes:
Federal	38,233	35,112	(36,656)
State	—	—	—

Total deferred	38,233	35,112	(36,656)

Income tax expense	$1,032,850	$712,100	$409,945

(Continued)

NOTE 9 – INCOME TAXES, Continued

The gross amounts of deferred tax assets (liabilities) as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Depreciation	$15,978	$—
Unearned stock compensation	93,790	82,283

Gross deferred tax assets	109,768	82,283

Deferred tax liabilities:
Allowance for doubtful accounts	11,250	—
Computer software costs	295,148	240,680
Other	16,000	16,000

Gross deferred tax liability	322,398	256,680

Net deferred tax liability	$212,630	$174,397

Reconciliation between income tax expense and the amount computed by applying the federal statutory rate of 34 percent to income before income taxes for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Tax expenses at statutory rate	$868,493	$613,375	$354,801
State income tax, net of federal income tax benefit	89,823	67,894	40,591
Change in net deferred tax liability	38,233	35,112	(36,656)
Permanent items and other	36,301	(4,281)	51,209

	$1,032,850	$712,100	$409,945

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company rents its offices in Easley, South Carolina from an officer/stockholder. The Company is required to maintain the premises in good repair, pay all taxes and assessments, furnish all utilities and carry adequate fire and liability insurance. Rent expense under this lease was $28,800 for each of the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 11 – CONCENTRATION OF CREDIT RISK

At December 31, 2004, approximately 30 percent of the Company’s net accounts receivable were due from two customers. At December 31, 2003, approximately 40 percent of the Company’s net accounts receivable were due from a single entity. Potential losses from concentrations of credit risk with respect to trade accounts receivable are considered to be limited due to the number of the customers comprising the customer base and the Company’s ongoing credit evaluation of its customers.

NOTE 12 – SUBSEQUENT EVENT (UNAUDITED)

Change of Control. On January 31, 2005, the Company acquired ownership of approximately 77% of the common stock of VerticalBuyer, Inc. (“VerticalBuyer” or “VBYR”) which has been maintained as a corporate shell since it discontinued operations in September 2001.

Reverse Stock Split. On January 31, 2005, the board of directors of the VerticalBuyer approved a 40 to 1 consolidation of shares or reverse stock split of its common stock in contemplation of a potential merger of the VBYR with CSI. The reverse stock split was paid effective February 11, 2005 to shareholders of record as of February 10, 2005. Pursuant to the reverse stock split, every 40 shares of the VBYR’s common stock issued and outstanding on the record date was converted and combined into one share of post-split shares. The par value of all shares of common stock was maintained at $0.001 per share. No fractional shares were issued, nor any cash paid in lieu thereof. Rather, all fractional shares were rounded up to the next higher number of post-split shares and the same issued to any beneficial holder of such post-split shares which would have resulted in fractional shares. Accordingly, each beneficial holder of the common stock will have the right to receive at least one post-split share.

Name Change. On February 10, 2005, the VBYR changed its name from “VerticalBuyer, Inc” to “Computer Software Innovations, Inc.”, referred to herein as “New CSI”.

Merger Agreement. On February 10, 2005, New CSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CSI. The Merger Agreement provided that, upon the terms and conditions set forth in the agreement, CSI would merge into the New CSI, with the New CSI continuing as the surviving corporation. The merger and related transactions were consummated on February 11, 2005. Additionally, as the New CSI had substantially no assets prior to the Merger Agreement, the transaction will be accounted for as a recapitalization of CSI rather than a business combination. As such, the historical financial statements of New CSI will be the historical financial statements of the Company.

Pursuant to the Merger Agreement, in the merger and related CSI dividend transactions, the former stockholders of CSI received, in exchange for their shares of common stock, approximately $7.1 million of cash, subordinated notes aggregating approximately $1.9 million to be repaid over the next fifteen months and approximately 2,527,000 shares of common stock of the Company. The shares of the Company’s common stock previously held by CSI, representing approximately 77 percent of its issued and outstanding capital stock, were cancelled. The remaining stockholders of the Company retained their existing shares, subject to the 40 to 1 reverse stock split.

Preferred Stock Purchase Agreement. In connection with the merger, New CSI entered into a Preferred Stock Purchase Agreement dated February 10, 2005 (the “Preferred Stock Agreement”) with Barron Partners LP (“Barron”), whereby New CSI agreed to issue 7,217,736 shares of its newly created series of Series A convertible, non-voting preferred stock to Barron in exchange for the payment of $5,042,250. Each share of preferred stock is convertible into one share of common stock, subject to certain anti-dilution adjustments.

Warrants. Pursuant to the Preferred Stock Agreement, Barron was issued two warrants to purchase 7,217,736 shares of CSI’s common stock (the “Warrant Shares”). The respective exercise prices of the warrants are $1.3972 and $2.0958 per share, with each warrant exercisable for half of the total Warrant Shares. The terms and conditions of the warrants are identical except with respect to exercise price. Barron has agreed, generally, not to convert at any time its preferred stock into shares of the Company common stock or exercise its warrants to purchase shares of common stock if and to the extent that Barron’s beneficial ownership of New CSI common stock would exceed 4.99%, without giving the Company at least 61 days’ advance notice.

Subordinated Promissory Notes. In connection with the merger, New CSI issued six subordinated promissory notes payable, respectively to Barron and the five former shareholders of CSI. All such notes are

NOTE 12 – SUBSEQUENT EVENT (UNAUDITED) Continued

pari passu and rank equally in right of payment in the event of bankruptcy or liquidation of New CSI, or similar events, and are subordinated in right of payment to all other non-subordinated debt of New CSI. Payments of principal and interest may be paid as agreed under such subordinated notes, so long as, generally, the Company is not in default under any of its senior indebtedness.

The Barron note provides that New CSI will pay to Barron $1,875,200, with interest accruing at the prime rate plus two percent. The principal on the note must be paid in full on or before May 10, 2006. Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full.

The aggregate principal sum borrowed under the notes payable to the five former shareholders of New CSI is $1,875,000, or $375,040 per individual. Other than the principal amount borrowed, the terms of the notes are substantially identical to the note payable to Barron.

On March 17, 2005, New CSI entered into a loan with a financial institution. Fees for the transaction were $275,000. The loan is a $3,000,000 revolving line of credit, collateralized by up to 80% of accounts receivable balances. The loan bears interest at libor rate plus .275, payable monthly and matures on March 17, 2006. Immediately upon entering into the loan agreement, the Company borrowed $1,500,000.

NOTE 13 - RECENTLY ISSUED ACCOUNTING STANDARD

In 2003, the FASB issued FASB Interpretation (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The Company is currently evaluating the potential impact of the adoption of this interpretation on their consolidated financial position or results of operations.

In December 2004, the FASB published SFAS No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured on the fair value of the equity or liability instruments issued. This Statement is the result of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Statement 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under Opinion 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public Entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005 (the fourth quarter of fiscal 2005 for the Company). The impact of this Statement could result in additional expense to the Company when stock options are issued in the future.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: March 30, 2005	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy K. Hedrick Nancy K. Hedrick	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005

/s/ Joe G. Black Joe G. Black	(Interim) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2005

/s/ Anthony Sobel Anthony Sobel	Chairman, Director	March 30, 2005

/s/ Tom Butta Tom Butta	Director	March 30, 2005

/s/ Shaya Phillips Shaya Phillips	Director	March 30, 2005

/s/ Thomas P. Clinton Thomas P. Clinton	Vice President of Sales and Director	March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

We have not distributed to our security holders any annual report covering our last fiscal year, or any proxy statement, form of proxy or other proxy soliciting material with respect to an annual meeting or any other meeting of security holders. We have no plans to distribute any such materials subsequent to the filing of this annual report on Form 10-KSB.

EXHIBIT INDEX

Exhibit Number	Document
2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

3.1	Amended and Restated Certificate of Incorporation, and Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

3.2	Amended and Restated Bylaws of Computer Software Innovations, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.1 of this report, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.2	Computer Software Innovations, Inc. Common Stock Purchase Warrant A, issued to Barron Partners LP on February 11, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.3	Computer Software Innovations, Inc. Common Stock Purchase Warrant B, issued to Barron Partners LP on February 11, 2005, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.4	Escrow Agreement dated as of February 10, 2005, between the Company, Computer Software Innovations, Inc., Barron Partners LP and Leatherwood Walker Todd & Mann, P.C., incorporated by reference to Exhibit 10.4 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.5	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.6	Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.7	Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.8	Employment Agreement dated as of February 11, 2005, between the Company and Nancy K. Hedrick, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.9	Employment Agreement dated as of February 11, 2005, between the Company and Thomas P. Clinton, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.10	Employment Agreement dated as of February 11, 2005, between the Company and William J. Buchanan, incorporated by reference to Exhibit 10.10 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.11	Employment Agreement dated as of February 11, 2005, between the Company and Beverly N. Hawkins, incorporated by reference to Exhibit 10.11 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.12	Lease Agreement between Griffin Properties and CSI-South Carolina dated October 9, 2004, incorporated by reference to Exhibit 10.12 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.13	Lease Agreement between Joe Black and CSI-South Carolina dated January 1, 2003, incorporated by reference to Exhibit 10.13 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.14	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated September 16, 2003, incorporated by reference to Exhibit 10.14 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.15	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated July 15, 2002, incorporated by reference to Exhibit 10.15 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.16	Form of CSI-South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000, incorporated by reference to Exhibit 10.16 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.17	Form of Non-qualified Stock Option Agreement between CSI-South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.18	Form of Option Repurchase Agreement between CSI-South Carolina and certain non-executive personnel effective February 7, 2005, incorporated by reference to Exhibit 10.18 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.19	SIMPLE IRA Plan, effective September 17, 1999, incorporated by reference to Exhibit 10.19 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.20	Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated March 11, 2005, incorporated by reference to Exhibit 10.20 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.21	H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. effective through May 31, 2005, incorporated by reference to Exhibit 10.21 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.22	Stock Purchase Agreement by and between Maximum Ventures, Inc., a New York corporation, Computer Software Innovations, Inc., a South Carolina corporation and Leatherwood Walker Todd & Mann, P.C. dated January 31, 2005, incorporated by reference to Exhibit 10.22 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

31.1	Rule 13a - 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a - 14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C.§ 1350

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

99.1	Computer Software Innovations, Inc. and VerticalBuyer, Inc. Unaudited Pro Forma Condensed Combined Financial Information, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.