Form 10QSB
period 2005-03-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2005-05-20
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number

COMPUTER SOFTWARE INNOVATIONS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	98-0216911
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1661 East Main Street

Easley, South Carolina 29640

(864) 855-3900

(Address and Telephone Number of Principal Executive Offices and Principal Place of Business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,631,786

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004
REVENUES
Software applications division	$986,749	$1,130,771
Technology solutions division	3,105,555	2,381,307

Net sales and service revenue	4,092,304	3,512,078

COST OF SALES
Software applications division	105,895	75,505
Technology solutions division	1,946,142	1,518,747

Total cost of sales	2,052,037	1,594,252

Gross profit	2,040,267	1,917,826

OPERATING EXPENSES
Salaries and wages	939,806	831,195
Stock option compensation	631,174	—
Reverse acquisition costs	759,283	—
Other selling, general and administrative expenses	596,670	574,413
Depreciation and amortization	163,623	135,047

Total operating expenses	3,090,556	1,540,655

Operating income (loss)	(1,050,289)	377,171

OTHER INCOME (EXPENSE)
Interest income	6,022	4,266
Interest expense	(37,445)	—
Gain on disposal of property and equipment	100	—

Net other income (expense)	(31,323)	4,266

Income (loss) before income taxes	(1,081,612)	381,437

INCOME TAX EXPENSE (BENEFIT)	(265,152)	120,568

Net income (loss)	$(816,460)	$260,869

BASIC EARNINGS (LOSS) PER SHARE	$(0.31)	$0.10

DILUTED EARNINGS (LOSS) PER SHARE	$(0.31)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING – Basic	2,631,786	2,631,786

WEIGHTED AVERAGE SHARES OUTSTANDING – Diluted	2,631,786	14,009,693

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS
Cash and equivalents	$1,123,576	$3,656,477
Accounts receivable	2,714,285	2,362,304
Prepaid expenses	48,334	8,007
Inventories	205,792	—
Taxes receivable	362,434	—

Total current assets	4,454,421	6,026,788

PROPERTY AND EQUIPMENT, net	141,363	143,451

COMPUTER SOFTWARE COSTS, net	824,426	756,788

OTHER ASSETS	84,300	500

	$5,504,510	$6,927,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,246,474	$773,825
Deferred revenue	1,185,987	1,212,898
Deferred tax liability	320,432	212,630
Taxes payable	—	309,753
Bank line of credit	1,500,000	—
Financial instrument	5,035,032	—

Total current liabilities	9,287,925	2,509,106

SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS	2,250,400	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value 40,000,000 shares authorized; 2,631,786 shares issued and outstanding	2,632	80,000
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 7,217,736 shares issued and outstanding	7,218
Additional paid-in capital	77,368	—
Retained earnings (deficit)	(6,121,033)	4,070,451
Unearned stock compensation	—	267,970

Total shareholder’s equity (deficit)	(6,033,815)	4,418,421

	$5,504,510	$6,927,527

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Stock Compensation	Total
Balances at December 31, 2004	$80,000	$—	$—	$4,070,451	$267,970	$4,418,421

Purchase of VerticalBuyer shell	—	—	—	(415,024)	—	(415,024)
Stock option compensation	—	—	—	—	631,174	631,174
Redemption of stock options	—	—	—	—	(899,144)	(899,144)
Dividends	—	—	—	(3,460,000)	—	(3,460,000)
Exchange and cancellation of CSI common stock	(80,000)	—	80,000	—	—	—
Addition of VerticalBuyer shares as a result of reverse acquisition accounting	454	—	(454)	—	—	—
Exchange and cancellation of VerticalBuyer stock held by CSI prior to merger	(349)	—	349	—	—	—
Issuance of VerticalBuyer common stock in exchange for CSI common stock and CSI’s pre-merger VerticalBuyer stock	2,527	—	(2,527)	—	—	—
Purchase of preferred stock by Barron	—	7,218	—	—	—	7,218
Dividends declared to shareholders upon Merger	—	—	—	(5,500,000)	—	(5,500,000)
Net loss for three months ended March 31, 2005	—	—	—	(816,460)	—	(816,460)

Balances at March 31, 2005	$2,632	$7,218	$77,368	$(6,121,033)	$—	$(6,033,815)

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004
OPERATING ACTIVITIES
Net income (loss)	$(816,460)	$260,869
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	163,623	135,047
Stock option compensation expense	631,174	—
Deferred income taxes	107,802	—
Gain on disposal of fixed assets	(100)	—
Changes in deferred and accrued amounts
Increase in accounts receivable	(351,981)	(504,303)
Increase in inventories	(205,792)	—
Increase in prepaid expenses and other assets	(40,327)	—
Increase in accounts payable	472,649	384,453
Decrease in deferred revenue	(26,911)	(76,852)
Decrease in taxes payable	(672,187)	(95,580)

Net cash provided by (used for) operating activities	(738,510)	103,634

INVESTING ACTIVITIES
Purchase of property and equipment	(27,812)	(43,833)
Capitalization of computer software	(201,261)	(139,962)

Net cash used for investing activities	(229,073)	(183,795)

FINANCING ACTIVITIES
Borrowings under line of credit facility	1,500,000	—
Payment of debt issuance costs	(83,800)	—
Proceeds from notes payable to shareholders	1,875,200	—
Repayments under notes payable to shareholders	(1,500,000)	—
Dividends paid	(3,460,000)	—
Redemption of stock options	(899,144)	—
Purchase of VerticalBuyer stock	(415,024)	—
Payments for purchase of stock from shareholders	(3,624,800)	—
Proceeds from issuance of preferred stock and related warrants	5,042,250	—

Net cash used for financing activities	(1,565,318)	—

Net decrease in cash and cash equivalents	(2,532,901)	(80,161)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,656,477	1,755,724

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,123,576	$1,675,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	—	—
Income Taxes	$299,233	$216,148

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Description of business

Computer Software Innovations, Inc. (“CSI,” “Company,” “we” or “us”) is engaged in the business of development, sales, deployment and ongoing support of proprietary software applications. The Company is also engaged in providing technology solutions through the sales and distribution of computers and accessories and through offering a wide range of technology consulting services, including network and systems integration and computer support and maintenance services. The Company currently markets its products and services to a wide variety of governmental, education and not-for-profit entities in the Southeastern United States. The majority of the Company’s business is with local governmental agencies and K-12 education entities.

Organization

CSI, (formerly VerticalBuyer, Inc.), a Delaware corporation, was incorporated on September 24, 1999. The Company currently trades in the over the counter market and is reported on the OTC Bulletin Board under the symbol “CSWI.OB.”

In the first quarter of 2005, we concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation, (“CSI – South Carolina”), and culminated on February 11, 2005 with the merger of CSI – South Carolina into us, and our issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer.”

The series of transactions was accounted for as a reverse acquisition, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations,” with CSI – South Carolina being designated for accounting purposes as the acquirer, and the surviving corporation, VerticalBuyer, Inc., being designated for accounting purposes as the acquiree. The assets of CSI – South Carolina as the accounting acquirer were recorded at their historical costs. The assets and liabilities of VerticalBuyer as the acquiree would have been recorded at fair value, but no assets or liabilities existed at the date of acquisition; and, accordingly, no goodwill was recorded in connection with the reverse acquisition. Costs associated with the reverse merger are expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and our activities are included only from the date of the transaction forward. Shareholders’ equity of CSI – South Carolina, after giving effect for differences in par value, has been carried forward after the transaction.

The series of transactions culminating in the reverse acquisition and related financing are detailed in Note 2. “ACQUISITION AND MERGER.”

Basis of presentation

The consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. CSI Technology Resources Inc., was acquired by CSI on May 1, 2000, and became the technology services division of CSI. This subsidiary no longer has any significant operations or accounting, as all activities are now accounted for within CSI, except that certain vendor contracts are still in the name of CSI Technology Resources, Inc. At a future date, the name on these contracts may be converted and the subsidiary deactivated, subject to a review of any tax or legal implications. The consolidated balance sheet and the related statements of operations, capital accounts and cash flows are unaudited. Intercompany balances and transactions have been eliminated. The Company uses the accrual basis of accounting. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America.

Significant Accounting Issue and Subsequent Event Affecting Basis of Presentation.

In the series of transactions referred to in “Organization” above and in Note 2, “ACQUISITION AND MERGER,” CSI issued warrants to Barron in connection with the issuance of preferred stock. The preferred stock transaction was entered into in accordance with a registration rights agreement. The agreement contains a liquidated damages clause which requires cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock does not become effective by June 11, 2005. Since the liquidated damages are payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) exists until the registration is made effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been recorded as a liability on the balance sheet until the Company’s registration statement on Form SB-2 becomes effective. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $6.0 million. (See also Note 6.)

It was not the intent by either party to the transaction (CSI or Barron) that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than equity. The Company is in the process of negotiating an amendment to the liquidated damages provisions of the Registration Rights Agreement to eliminate the accounting treatment of the proceeds (net of par value) as a liability. If successful, the liability will be reclassed to equity and our reported shareholders’ deficit will be reduced to $1.0 million.

We will make our best effort to complete the shares registration and renegotiate the Registration Rights Agreement. We believe it is more likely than not we will complete these changes; however, there can be no assurance we will. (See also a detailed discussion of the potential impact on liquidity and cash flows in Part I, Item 2.)

Disclosure regarding segments

Prior to January 1, 2005, the Company reported as one operating segment, as the chief operating decision-maker reviewed the results of operations of the Company as a single enterprise. During the first quarter of 2005, in part because of the reverse acquisition, the Company began reporting its operations under two operating segments: the Software applications division and the Technology solutions division. Prior-year amounts have been reclassified to conform to the current period presentation.

Computer software costs

Computer software costs consist of internal software production costs capitalized under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs in the research and development of new software products and enhancements are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method.

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

The Company recognizes revenue in accordance with AICPA Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended and modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company recognizes license revenues when the product has been shipped or the access codes that allow for immediate possession of the software have been provided to the customer (collectively “delivered”), the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence (VSOE) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price, which does not change before the element is made generally available, is established by authorized management. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period after all other revenue recognition criteria under SOP 97-2 have been met. The Company’s standard agreements do not contain product return rights.

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

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding during the period. All share amounts have been adjusted to give effect for the reverse stock split and change in number of shares in connection with the exchange of equity interests as a result of the reverse acquisition, by including all shares issued in the transaction as outstanding in the calculations for all periods presented, except where inclusion is anti-dilutive. Potential common shares were 11,377,907 for the period ended March 31, 2005 (consisting of 7,217,736 preferred shares plus 3,900,427 warrants and 259,744 options). The outstanding 7,217,736 warrants and 268,343 options are reduced by application of the treasury stock method which assumes the proceeds from the exercise of the warrants and options are used to buy back shares off the market thereby reducing the number of outstanding shares for the earnings per share calculation). The 11,377,907 potential common shares are not used in the calculation of diluted earnings per share for the period ended March 31, 2005 as the effect would be anti-dilutive. Under the reverse merger accounting (discussed in Note 2, “ACQUISITION AND MERGER” below) shares issued in the transaction are shown as outstanding for all periods presented. Accordingly, the potential common shares for the period ended March 31, 2004 were also 11,377,907, and this amount has been used in the diluted earnings per share calculation for the quarterly period of the prior year.

Stock-based compensation

The Company has stock based employee compensation plans, which are described more fully in Note 3. The Company accounts for stock based compensation using the fair value method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation,” and related interpretations. The Company has recognized compensation cost for its fixed stock option plan as all options granted under the plans have an exercise price less than the estimated market price of the underlying common stock on the date of grant.

The Company utilizes the Black-Scholes model to estimate the fair value of options granted.

Fair value of financial instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, short-term debt and other financial instruments associated with the issuance of the common stock warrants attributable to the preferred stock capital investment in the Company in February of 2005. The carrying values of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amount of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

The Company’s financial instruments also include a financial instrument in which a valuation for the warrants from the Barron Partners LP preferred financing agreement contained a registration rights agreement which contained a liquidating damages provision. Accordingly, a fair-value option pricing model was used to determine the fair value of those warrants which are classified as a financial instrument in the current liabilities section of the consolidated balance sheet. (See also Note 1, “Significant Accounting Issue and Subsequent Event Affecting Basis of Presentation” and Note 6.)

NOTE 2 – ACQUISITION AND MERGER

In the first quarter of 2005, we concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation, (“CSI – South Carolina”), and culminated on February 11, 2005 with the merger of CSI – South Carolina into us, and our issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer.”

The significant merger related activity in the order it occurred is as follows:

Purchase of VerticalBuyer shell company	$(415,024)
CSI – South Carolina redemption of options for common stock	(899,144)
Initial cash payment of portion of CSI - South Carolina $3,460,000 dividends declared to shareholders	(960,000)
Proceeds from sale of warrants in merger	5,042,250
Proceeds from issuance of subordinated note to Barron	1,875,200
Payment of remaining outstanding dividends declared, from warrant proceeds	(2,500,000)
Payment on one of the two sets of subordinated notes ($3,624,800) and ($1,875,200) issued to shareholders in connection with merger	(3,624,800)
Payment of debt issuance costs for $3,000,000 revolving credit facility	(83,800)
Initial borrowings under revolving credit facility	1,500,000
Payment on second set of shareholder and Barron’s notes from loan proceeds	(1,500,000)

Net effect of merger transactions on cash, and cash used for financing activities	$(1,565,318)

In addition to the cash used for financing activities related to the merger, the Company incurred approximately $700,000 in legal and professional fees which were expensed.

The above transactions are described in more detail below.

Change of Control. On January 31, 2005, approximately 77% of the ownership of the Company, known then as VerticalBuyer, Inc. (“VerticalBuyer” or “VBYR”) which had been maintained as a corporate shell since it discontinued operations in September 2001, was acquired by CSI – South Carolina for $415,024.

Reverse Stock Split. On January 31, 2005, the board of directors of VerticalBuyer approved a 40 to 1 consolidation of shares or reverse stock split of its common stock in contemplation of a potential merger of VBYR with CSI – South Carolina. The reverse stock split was paid effective February 11, 2005 to shareholders of record as of February 10, 2005. Pursuant to the reverse stock split, every 40 shares of the VBYR’s common stock issued and outstanding on the record date was converted and combined into one share of post-split shares. The par value of all shares of common stock was maintained at $0.001 per share. No fractional shares were issued, nor was any cash paid in lieu thereof. Rather, all fractional shares were rounded up to the next higher number of post-split shares and the same issued to any beneficial holder of such post-split shares which would have resulted in fractional shares. Accordingly, each beneficial holder of the common stock will have the right to receive at least one post-split share.

Redemption of Options. Prior to the merger, CSI – South Carolina, for $899,144, redeemed options to purchase 797,403 shares, as allowed for under a stock option plan which had provided to certain non-executive employees options to purchase 1,065,746 shares of common stock, representing 73.34% of the 1,006,538 options then outstanding. Pursuant to the plan the option holders retained the remaining portion of their options.

Declaration of Dividends. Prior to the merger, CSI – South Carolina also declared dividends to its five shareholders totaling $3,460,000, of which $960,000 was paid immediately in cash and $2.5 million was recorded as subordinated dividend notes payable to each stockholder. These subordinated dividend notes payable were paid subsequent to the closing of the transaction and prior to March 31, 2005 from the proceeds of the issuance of preferred stock and warrants discussed below.

Name Change. On February 10, 2005, the VBYR changed its name from “VerticalBuyer, Inc” to “Computer Software Innovations, Inc.,” referred to herein as “CSI” or the “Company.”

Merger Agreement. On February 10, 2005, VBYR entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CSI – South Carolina. The Merger Agreement provided that, upon the terms and conditions set forth in the agreement, CSI – South Carolina would merge into CSI, with CSI continuing as the surviving corporation. The merger and related transactions were consummated on February 11, 2005 through the exchange of the CSI – South Carolina shareholders’ beneficial interests in VerticalBuyer via the surrender (and cancellation) of CSI’s shares in VerticalBuyer, representing 73.34% ownership of the common stock of VerticalBuyer before the merger, and an exchange of their shares in CSI – South Carolina for shares in the Company representing 96% ownership in VerticalBuyer (now known as CSI) following the merger, and the issuance of notes payable to the shareholders, and cash (as detailed below).

SFAS 141 “Business Combinations” states that, “In identifying the acquiring entity in a combination effected through an exchange of equity interests, all pertinent facts and circumstances should be considered,” and includes the following as significant factors in the decision process: which of the combining entities’ owners as a group retain the larger portion of voting rights, composition of the governing body and senior management positions, and the terms of the exchange of equity securities.

Following the merger, the former majority shareholders of CSI – South Carolina as a group hold 96% of the voting stock of the Company, occupy two of five board seats with the remaining three seats being filled by independent directors, and retain senior management positions of the combined company. Preferred stock issued subsequent to the merger sold to assist with the payment for shares and dividends payable to the CSI – South Carolina shareholders, cannot be converted to common stock in excess of 4.99% ownership within a period of 60 days, and thus no common stock is deemed beneficially owned by the preferred stockholder pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In addition, the preferred stock has no voting rights (except under limited circumstances under Delaware law) and generally no provisions granting rights with respect to the governance of the Company. Accordingly, under SFAS 141 “Business Combinations,” the merger of CSI—South Carolina into us was considered to be a reverse acquisition, whereby CSI – South Carolina is considered to be the acquirer even though it is not the surviving corporation. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. The assets and liabilities of VerticalBuyer would have been recorded at fair value, but no assets or liabilities existed at the time of acquisition; and, accordingly, no goodwill is recorded. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition are expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and our activities (activities of VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI-South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

Pursuant to the Merger Agreement, in the merger and related CSI dividend transactions, the former shareholders of CSI – South Carolina received, in exchange for their shares of common stock, approximately $6.7 million of cash, subordinated notes aggregating approximately $2.3 million to be repaid over the next fifteen months and 2,526,904 shares of common stock of the Company. The shares of VerticalBuyer’s common stock previously held by CSI – South Carolina, representing approximately 77 percent of VerticalBuyer’s issued and outstanding capital stock, were cancelled, as was the common stock of CSI – South Carolina. The remaining shareholders of VerticalBuyer retained their existing shares, subject to the 40 to 1 reverse stock split.

Preferred Stock Purchase Agreement. In connection with the merger, CSI entered into a Preferred Stock Purchase Agreement dated February 10, 2005 (the “Preferred Stock Agreement”) with Barron Partners LP (“Barron”), whereby CSI agreed to issue 7,217,736 shares of its newly created Series A convertible, non-voting preferred stock to Barron in exchange for payment of $5,042,250. Each share of preferred stock is convertible into one share of common stock, subject to certain anti-dilution adjustments. The proceeds of the preferred stock issuance were used to pay the outstanding dividends as declared by CSI – South Carolina and a portion of the subordinated notes.

Warrants. Pursuant to the Preferred Stock Agreement, Barron was issued two warrants to purchase 7,217,736 shares of CSI’s common stock (the “Warrant Shares”). The respective exercise prices of the warrants are $1.3972 and $2.0958 per share, with each warrant exercisable for half of the total Warrant Shares. The terms and conditions of the warrants are identical except with respect to exercise price. Barron has agreed, generally, not to convert at any time its preferred stock into shares of the Company common stock or exercise its warrants to purchase shares of common stock if and to the extent that Barron’s beneficial ownership of CSI common stock would exceed 4.99%, without giving the Company at least 61 days’ advance notice.

As a result of the issuance of a registration rights agreement that contained a liquidated damages clause, the Company is required to follow EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see Note 6). In light of the required accounting treatment under EITF 00-19, the entire proceeds of the issuance were allocated to warrants and, as such, no proceeds, except for the par value, have been allocated to the preferred stock issuance as of March 31, 2005.

Subordinated Promissory Notes. In connection with the merger, CSI issued six subordinated promissory notes payable, respectively to Barron and the five former shareholders of CSI – South Carolina. All such notes are pari passu and rank equally in right of payment in the event of bankruptcy or liquidation of CSI, or similar events, and are subordinated in right of payment to all other non-subordinated debt of CSI. Payments of principal and interest may be paid as agreed under such subordinated notes, so long as, generally, the CSI is not in default under any of its senior indebtedness.

The Barron note provides that CSI will pay to Barron $1,875,200, with interest accruing at the prime rate plus two percent. The principal on the note must be paid in full on or before May 10, 2006. Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full. The amount outstanding under this note totaled $1,125,200 at March 31, 2005.

The aggregate principal sum borrowed under the notes payable by CSI to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount borrowed, the terms of the notes are substantially identical to the note payable to Barron. Amounts outstanding under these notes totaled $1,125,200 at March 31, 2005.

Also in connection with the merger, CSI issued five promissory notes payable to the five former shareholders of CSI – South Carolina as additional consideration related to the equity exchange totaling $3,624,800. These amounts were paid immediately following the merger from proceeds from the issuance of the preferred stock and warrants and the $1,875,200 subordinated note issued to Barron.

Merger Expenses and Other. Expenses for the merger consisted of legal and professional fees, commissions and compensation expense related to the merger. Of the $759,283 in fees paid $275,000 was paid to a third-party broker, Liberty Company, LLC, as a commission for its assistance in the preferred stock sale and warrant issuance. No commission was paid to Barron, the investment group which purchased the preferred stock and received the warrants. The remaining $485,283 consisted of merger related fees paid principally for legal and accounting services. Compensation expense related to the early redemption of stock options of $631,174, consisting of $899,144 cash compensation less unearned compensation expense eliminated upon the redemption of $267,970. Related payroll benefit costs of $47,766, were also paid by CSI – South Carolina and are included in the line item “Other selling, general and administrative expenses” in CSI’s Consolidated Statements of Operations for the three months ended March 31, 2005.

NOTE 3 – STOCK COMPENSATION PLAN

The Company assumed in the merger the stock based compensation plan of CSI- South Carolina as described below. The compensation cost that had been charged to income for the plan totaled approximately $5,000 for the period ended March 31, 2004. No compensation cost was recorded for the period ended March 31, 2005, as all compensation cost related to the 1,006,538 options outstanding as of the beginning of the period had previously been expensed.

At the time of the merger, the CSI – South Carolina plan could grant options to purchase common stock, with a maximum term of ten years, at the option price on the date of grant. Management determined at the time of grant whether options vested immediately or at the end of a three year vesting period. Under the plan, options for 1,065,746 shares had been granted to employees, of which 59,208 options were cancelled and 1,006,538 were outstanding under the plan at the time of merger.

In connection with and immediately prior to the merger with VerticalBuyer, CSI – South Carolina, for $899,144, redeemed options to purchase 797,403 shares. This was allowed for under the above stock option plan which had provided to certain non-executive employees options to purchase 1,065,746 shares of common stock, representing 73.34% of the 1,006,538 options then outstanding. Compensation expense related to the early redemption of stock options was $631,174, consisting of the $899,144 cash payment less unearned compensation expense of $267,970 eliminated upon the redemption. Employer FICA and medicare, and additional expenses related to this transaction totaling $47,766, were also paid by CSI – South Carolina. Pursuant to the plan the option holders retained the remaining 268,343 options. The board of directors of the surviving corporation, CSI, at its discretion, provided that the options would be assumed and exercisable for shares of CSI common stock at the exchange ratio applicable to the five CSI – South Carolina shareholders in the merger.

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003: dividend rate of zero percent for all years; risk-free interest rate of 4.8 percent; expected lives of 10 years; and volatility of 0.35 percent.

As of March 31, 2005 and 2004, options for 268,343 shares were outstanding and exercisable. The amount of options outstanding in 2004 has been restated to give effect as if the redemption in connection with the merger had occurred before the prior year period.

VerticalBuyer also had an option plan, with shares available for issuance at the time of the merger. However, all options under the plan had expired, and the plan was cancelled, on March 24, 2005. Subsequent to the end of the quarter, our board of directors approved a new plan which allows the award of stock-based compensation for the potential ownership of options, restricted stock or stock appreciation rights at the discretion of the compensation committee of the board of up to an aggregate of 1,100,000 shares. As of the filing date of this report, no awards have been granted or are outstanding under the new plan.

NOTE 4 – LONG-TERM AND SHORT-TERM DEBT AND OFF-BALANCE SHEET INSTRUMENTS

On March 17, 2005, CSI entered into a revolving credit facility with a financial institution. Fees for the transaction were $83,800. The $3,000,000 facility allows the Company to borrow up to 80% of accounts receivable balances. The total balance borrowed may not to exceed $3,000,000. Loans bear interest at Libor rate plus 0.275% (5.61% at March 31, 2005), payable monthly and mature on March 17, 2006. The facility is collateralized by substantially all the assets of the Company. Immediately upon entering into the loan agreement, the Company borrowed $1,500,000 which remains outstanding at March 31, 2005 and was used for the paydown of a portion of the subordinated notes issued in connection with the merger. There was $340,406 available under the facility as of March 31, 2005. Under the facility CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement, require the achievement of debt to EBITDA (“Earnings Before Interest Taxes, Depreciation and Amortization” a non-GAAP measure which takes GAAP net income and adds back in interest, taxes depreciation and amortization) ratio of not more than 2.5:1 measured on a quarterly rolling twelve months by June 30, 2005, EBITDA of not less than $2,000,000 by year-end 2005 and a minimum tangible net worth of $1,500,000 including subordinated debt by year-end 2005. As of the end of the current quarter, the Company would not meet these requirements, and while management is optimistic we will meet these requirements, there can be no guarantee we will do so by the effective dates prescribed in the covenants.

During the preparation of its first quarter unaudited financial statements to be included in this Form 10-QSB, the Company determined that pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the value of the warrants issued in conjunction with our preferred stock in February 2005 should be recorded as a current liability on our consolidated balance sheet until the Company has obtained an effective registration statement pursuant to the terms of the Registration Rights Agreement entered into with the holder of the warrants and the preferred stock at the time of issuance. This accounting treatment is explained in more detail in Part I of this report, in Item 1, in footnotes 1, 2, and 6 to our consolidated unaudited financial statements, and in Item 2. Such information is incorporated into this item by reference.

As a result of such accounting treatment for the warrants as a liability, our net worth is reduced at March 31, 2005 from a deficit of $1.0 million to a deficit of $6.0 million. When we entered into our $3 million bank revolving credit facility on March 17, 2005, the accounting for the warrants described above was not anticipated. As a result, the Company, as a condition to such loan arrangement, represented that it had a net worth of $600,000 or greater, counting as equity for the purposes of such calculation subordinated indebtedness of $2.3 million. Taking into account the new accounting treatment for the warrants, we now believe that the representation of a minimum net worth of $600,000 made at the closing of the credit facility was not correct and that we may be in technical default under our bank credit facility as a result. The bank has granted us a waiver with respect to any such default until June 30, 2005. Pursuant to the waiver, we are obligated to achieve a minimum net worth of $600,000 or more as of such date and at quarter end thereafter, again counting subordinated debt as equity for the purposes of such calculation. The waiver is filed as Exhibit 99.1 to this report and incorporated into this item by this reference. As discussed in Part I, Item 2, we are currently in negotiations with the holder of the preferred stock and warrants to amend the liquidated damages provisions contained in the Registration Rights Agreement in such a way as to eliminate the current accounting treatment which causes the warrants to be classified as a liability. Likewise, such accounting treatment would be eliminated upon the registration statement which is the subject of the Registration Rights Agreement becoming effective with the SEC and thereby foreclosing during the period of such effectiveness the operation of the liquidated damages provisions. Although management anticipates that through one or both of these alternatives it will be able to eliminate the current accounting for the warrants and comply with the requirements of the bank waiver by June 30, 2005, we can give no assurances that we will in fact successfully comply with the requirements of the bank waiver and avoid again being in default under our bank credit facility.

As of March 31, 2005, and at May 19, 2005, there were outstanding draws totaling $1.5 million and $800,000, respectively, under our bank credit facility. Pursuant to our agreements with the bank, upon an event of default, it may accelerate and require the repayment of all amounts under the credit facility. It may also decline to make further advances. At March 31, 2005 and May 19, 2005, $300,000 and $1.0 million respectively, were available for future advances under the facility.

We do not believe that any related default or adverse effect was triggered under any other material agreement of the Company as a consequence of any potential loan default under our bank credit facility described above.

The Company also has subordinated notes payable to shareholders. See Note 2.

As of March 31, 2005, for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On April 4, 2005, Integrated Tek Solutions, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging breach of contract, fraud, negligent misrepresentation and promissory estoppel. We received notice of the suit on April 14, 2005. The action arises out of a letter of intent pursuant to which a predecessor to the plaintiff, Yasup, LLC, and CSI – South Carolina conducted negotiations relating to a potential acquisition of CSI – South Carolina’s capital stock by Yasup, LLC. Until it merged into us in February 2005, CSI – South Carolina was a privately-held South Carolina corporation. The exact amount of damages claimed in the suit is unclear based on the complaint, but apparently ranges from approximately $30 million to $45 million as to all defendants.

Several of our officers and directors are named as individual defendants in the suit. These include Nancy Hedrick, CEO and Director; Joe Black, interim CFO; Thomas Clinton, Vice President of Sales and Director; Beverly Hawkins, Secretary and Vice

President of Support Services; and William Buchanan, Treasurer and Vice President of Engineering. Ms. Hedrick and Ms. Hawkins and Messrs. Black, Clinton and Buchanan were also officers, directors and the shareholders of CSI – South Carolina. The other two defendants in the suit are Alan Marrullier and The Geneva Companies, Inc., against whom claims for tortious interference with contractual relations and aiding and abetting a fraud are asserted. CSI – South Carolina and its shareholders engaged Geneva, of which Mr. Marrullier is a Managing Director, to assist CSI – South Carolina in its sale.

We believe that the plaintiff’s claims are without merit, and intend to vigorously defend the action. No costs related to this litigation were accrued as of March 31, 2005.

NOTE 6 – FINANCIAL INSTRUMENT

In February of 2005, the Company issued 7,217,736 warrants to Barron Partners LP as part of a preferred stock financing. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the value of these warrants has been recorded as a liability in the current liabilities section of the consolidated balance sheet until the Company has obtained an effective registration statement. Upon the effectiveness of the registration statement, the value of the shares may be recorded as additional paid-in capital. In light of the required accounting treatment under EITF 00-19, the entire proceeds of the issuance were allocated to warrants and, as such, no proceeds, except for the par value, have been allocated to the preferred stock issuance as of March 31, 2005. The Company is also required to value the fair market price of the financial instrument as of March 31, 2005. The Company believes the amount recorded for the financial instrument as of March 31, 2005 approximates fair value as management believes no significant changes have occurred in the market value since the closing of the transaction on February 11, 2005.

The preferred stock transaction was entered into in accordance with a registration rights agreement. The agreement contains a liquidated damages clause which requires cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock does not become effective by June 11, 2005. Since the liquidated damages are payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) exists until the registration is made effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been recorded as a liability on the balance sheet. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $6.0 million.

It was not the intent by either party to the transaction (CSI or Barron) that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than equity. The Company is in the process of negotiating an amendment to the liquidated damages provisions of the Registration Rights Agreement to eliminate the accounting treatment of the proceeds (net of par value) as a liability. If successful, the liability will be reclassed to equity and our reported shareholders’ deficit will be reduced to $1.0 million.

We will make our best effort to complete the shares registration and renegotiate the Registration Rights Agreement. We believe it is more likely than not we will complete these changes; however, there can be no assurance we will. (See also a detailed discussion of the potential impact on liquidity and cash flows in Part I, Item 2.)

NOTE 7 – SEGMENT INFORMATION

Prior to January 1, 2005, CSI – South Carolina reported as one operating segment, as the chief operating decision-maker reviewed the results of operations of the Company as a single enterprise. Subsequent to December 31, 2004, CSI – South Carolina, and as a result of the merger, CSI, began reporting its operations under two operating divisions. Prior-year amounts have been reclassified to conform to the current period segment presentation. Costs related to the reverse acquisition have been excluded from segment results, as no significant operations were added in connection with the reverse acquisition.

Below is a description of the types of products and services from which each reportable segment derives its revenues:

CSI is organized into the two divisions: software applications and technology solutions.

Software applications division

Through our Software applications division, we develop, sell, deploy and provide ongoing support of proprietary software applications.

Technology solutions division

Through our Technology solutions division, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

Factors management used to identify our segments:

CSI’s reportable segments are business units primarily responsible for marketing and sales of different products. In addition to marketing and sales, they are managed separately because of the different products they are responsible for developing, supporting, servicing and distributing.

The line entitled “Segment income (loss)” in the following tables is equal to “Operating income (loss)” as presented in our Consolidated Statements of Operations. In addition, none of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by CSI’s management.

The following tables summarize information about segment profit and loss for the three month periods ended March 31, 2005 and 2004 and assets allocated to segments as of March 31, 2005 and 2004.

Software applications division

	Three Months Ended
	March 31, 2005	March 31, 2004
NET SALES AND SERVICE REVENUE	$986,749	$1,130,771
SEGMENT INCOME	$197,489	$455,848
SEGMENT ASSETS	$2,074,069	$2,022,323

Technology solutions division

	Three Months Ended
	March 31, 2005	March 31, 2004
NET SALES AND SERVICE REVENUE	$3,105,555	$2,381,307
SEGMENT INCOME (LOSS)	$190,445	$(78,677)
SEGMENT ASSETS	$3,430,441	$2,790,101

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per Statement of Operations (GAAP measure):

Segment income (loss):
Software applications division	$197,489	$455,848
Technology solutions division	190,445	(78,677)

TOTAL SEGMENT INCOME (LOSS)	387,934	377,171
Less: Merger costs (legal and accounting fees and option compensation)	1,438,223	—
OPERATING INCOME (LOSS) Per Statement of Operations	$(1,050,289)	$377,171

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Overview

We are a developer of software applications and provider of technology solutions, focused primarily on the needs of organizations that employ fund accounting. Our client base consists principally of municipalities, school districts and local government organizations.

Strategy

Our overall business mission is to deliver innovative software applications and technology solutions backed by high-quality service and support, as we expand our client base. By providing a combined high level of service and support with excellent products, we believe we will continue to grow. A strong referral base has been key to our success and will continue to play a vital role in our growth. Our focus is on nurturing long-standing relationships with existing customers while establishing relationships with new customers.

Organization

Prior to January 1, 2005, the Company reported as one operating segment, as the chief operating decision-maker reviewed the results of operations of the Company as a single enterprise.

Currently our business efforts are focused on two key operating segments: internally developed software applications and related service and support (our “Software applications division”), other technology solutions and related service and support (our “Technology solutions division”). Subsequent to December 31, 2004, the Company has begun reporting separately for its two operating segments: the Software applications division and the Technology solutions division. Prior-year amounts have been reclassified to conform to the current period presentation.

Software applications division

Our Software applications division develops accounting and administrative software applications that are designed for organizations that employ fund accounting. These organizations are primarily municipalities, school districts and local governments. Specific software modules include:

•	General (or “Fund”) Ledger;

•	Accounts Payable;

•	Purchasing;

•	Payroll;

•	Personnel;

•	Employee Absence/Substitutes;

•	Inventory;

•	Utility Billing; and

•	Other specialty modules designed for government markets.

Our Software applications division includes a staff of software developers, implementers, trainers, sales personnel and applications support specialists focused primarily on the development, sales, deployment and support of our “in-house” software products. From time-to-time they also provide support for the Technology solutions division.

As in other competitive software businesses, the sales and support of software products developed for resale, coupled with few related hardware sales, support higher margins in the Software applications division (also referenced as “software and related services”). The sales of the Technology solutions division (also referenced as “hardware sales and related services”) are typically at lower margins, due to the amount of hardware, a traditionally low margin product, included in these sales.

Technology solutions division

Our technology solutions division has a staff of certified engineers capable of providing a broad range of technology solutions to our client base, including, but not limited to:

•	Technology planning (developing plans to purchase or upgrade computers, telephone equipment, cabling and software);

•	Hardware/software installations;

•	Cabling (installation of wiring and wireless devices to link computer networks and telephones);

•	System integration (installation of computers and configuration of software to enable systems to communicate with and understand each other);

•	Wide area networking (linking a group of two or more computer systems over a large geographic area, usually by telephone lines or the internet);

•	Wireless networking (linking a group of two or more computer systems by radio waves);

•	IP telephony and IP surveillance (sending voice calls and surveillance across the internet using internet protocol (“IP”), a standard method for capturing information in packets);

•	Project management (overseeing installation of computers, telephone equipment, cabling and software);

•	Support and maintenance (using Novell, Microsoft, Cisco and Citrix certified engineers and other personnel to fix problems);

•	System monitoring (proactively monitoring computers and software to detect problems);

•	Education technologies, including distance learning and classroom learning tools.

In addition to our engineers, our technology solutions division includes a staff of sales persons, project managers and product specialists. Our technology solutions division also purchases and resells products from a variety of manufacturers including but not limited to Hewlett Packard, Cisco, Microsoft, Novell, Promethean, Tandberg and DIVR, and supports the Software applications division, as needed.

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology services division when compared to the Software applications division.

We believe the combined efforts of our technology solutions division with that of our Software applications division provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported divisions, see the section entitled “Segment Information” below.

Acquisitions

We believe our markets contain a number of attractive acquisition candidates and foresee expanding through acquisitions of one or more of the following types of organizations:

•	Cabling and infrastructure - CSI currently outsources cabling services;

•	Commercial (Fortune 100) and Commercial (Small Business) focus products and services - many of CSI’s current technology solutions translate to the corporate market, especially IP telephony, IP surveillance, video conferencing and network security;

•	High level professional services (consulting) - this type of acquisition would enhance CSI’s offering of technology planning and project management.

Our business strategy provides that we will examine the potential acquisition of companies and businesses within our industry. We will carefully analyze a target’s potential to complement our product mix, expand our existing revenue base, improve our margins, expand our geographic coverage, strengthen our management team, and ultimately improve shareholder returns. We are unable to predict the nature, size or timing of any acquisition. We can give no assurance that we will reach agreement or procure the financial resources necessary to fund any acquisition, or be able to successfully integrate or improve returns as a result of any such acquisition.

We continued to pursue acquisitions during the interim period. However, the Company has not engaged in any discussions or entered into agreements for which the likelihood of their resulting in an acquisition would be deemed by management as of the date of this report as probable outside of the merger activity discussed in the section entitled “Recent Developments” below.

Cautionary Statement Regarding Forward-Looking Information

Statements that are not reported financial results or other historical information are forward-looking statements. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax and exchange rates. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those described under the caption “Cautionary Statement Regarding Forward-Looking Information” in CSI’s annual reports on Form 10-KSB for the year ended December 31, 2004, and from time to time, in our other filings with the Securities and Exchange Commission. In addition, other risks could adversely affect us, as it is not possible for us to predict or assess all risks. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.

Critical Accounting Policies and Estimates

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition on our unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in CSI’s annual report on Form 10-KSB. CSI’s critical accounting policies and estimates are described under the caption “Critical Accounting Policies and Estimates” in CSI’s annual report on Form 10-KSB.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates, assumptions and judgments and rely on projections of future results of operations and cash flows. We base our estimates and assumptions on historical data and other assumptions that we believe are reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

Our judgments are based on our assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in our Consolidated Financial Statements. It is important that the reader of our financial statements understand that actual results could differ materially from these estimates, assumptions, projections and judgments.

Significant Accounting Issue and Subsequent Event Affecting Basis of Presentation.

In the series of transactions referred to in “Organization” above and in Note 2, “ACQUISITION AND MERGER,” CSI issued warrants to Barron in connection with the issuance of preferred stock. The preferred stock transaction was entered into in accordance with a registration rights agreement. The agreement contains a liquidated damages clause which requires cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock does not become effective by June 11, 2005. Since the liquidated damages are payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) exists until the registration is made effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been allocated to the warrants and recorded as a liability on the balance sheet until the Company’s registration statement on Form SB-2 becomes effective. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $6.0 million. (See also Note 6.)

It was not the intent by either party to the transaction (CSI or Barron) that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than equity. The Company is in the process of negotiating an amendment to the liquidated damages provisions of the Registration Rights Agreement to eliminate the accounting treatment of the proceeds (net of par value) as a liability. If successful, the liability will be reclassed to equity and our reported shareholders’ deficit will be reduced to $1.0 million.

We will make our best effort to complete the shares registration and renegotiate the Registration Rights Agreement. We believe it is more likely than not we will complete these changes; however, there can be no assurance we will. (See also a detailed discussion of the potential impact on liquidity and cash flows in Part I, Item 2.)

See also the application of accounting pronouncements to the merger activity discussed in the “Recent Developments” section below.

Overview of Financial Performance

Our revenues improved $580,226 or 16.5% for the quarter compared to the same period of the prior year due to an increase in hardware sales (and related services), partially offset by a decline in software sales. The gross profit improved $122,441 or 6.4%, primarily due to the increased volume in hardware sales and a small reduction in hardware costs, partially offset by an unfavorable change in the product mix between hardware and software. Notwithstanding the improvements in sales and gross profit, operating income declined from the prior year by $1,427,460 or 378.5%. The decline was due to the substantial increase in our operating expenses primarily as a result of the increased compensation related to the redemption of outstanding stock options, interest and professional fees, all of which are related to the reverse acquisition discussed in the “Recent Developments” section below.

Recent Developments

Merger

Incorporated in Delaware on September 24, 1999, we were previously known as VerticalBuyer, Inc. We ceased business operations of any kind in September 2001. Prior to assuming the business operations of CSI – South Carolina in the February 2005 merger, VerticalBuyer was a shell corporation without material assets or liabilities.

During the first quarter of 2005, we completed a series of recapitalization transactions which began with a change in control due to the purchase of a majority of our common stock by CSI – South Carolina and culminated on February 11, 2005 with the merger of CSI – South Carolina into us, and our issuance of preferred stock, common stock, Warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer.” The series of transactions are detailed in Note 2. “Acquisition and Merger” to the Consolidated Financial Statements included with the filing of this Form 10-KSB above, and summarized below.

Merger Accounting

The Merger was accomplished through an exchange of equity interests.

Statement of Financial Accounting Standards (“SFAS”) 141 “Business Combinations” states that, “In identifying the acquiring entity in a combination effected through an exchange of equity interests, all pertinent facts and circumstances should be considered,” and includes the following as significant factors in the decision process: which of the combining entities’ owners as a group retain the larger portion of voting rights, composition of the governing body and senior management positions, and the terms of the exchange of equity securities.

The former majority shareholders of CSI – South Carolina as a group hold 96% of the voting stock of the Company, occupy two of five board seats with the remaining three seats being filled by independent directors, and retain senior management positions of the combined company. Preferred stock granted subsequent to the transaction, sold to assist with the payment for shares and dividends payable to the CSI – South Carolina shareholders, cannot be converted to common stock in excess of 4.99% ownership within a period of 60 days, and thus no common stock is deemed beneficially owned by the preferred stockholder pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In addition, the preferred stock has no voting rights (except under limited circumstances under Delaware law) and generally no provisions granting rights with respect to the governance of the Company. Accordingly, under SFAS 141 “Business Combinations,” the merger of CSI—South Carolina into us was considered to be a reverse acquisition, whereby CSI – South Carolina is considered to be the acquirer even though it is not the surviving corporation. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. The assets and liabilities of VerticalBuyer would have been recorded at fair value, but no assets or liabilities existed at the time of acquisition; and, accordingly, no goodwill is recorded. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition are expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and our activities (activities of VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI, after giving effect for differences in par value, has been carried forward after the acquisition.

Summary of Merger

On January 31, 2005, CSI – South Carolina purchased 77% or 13,950,000 shares of our common stock from our primary shareholder, Maximum Ventures, Inc., a New York corporation, pursuant to a stock purchase agreement. The purchase price was $450,000, including approximately $53,000 of that amount used to satisfy our outstanding liabilities at that time. CSI – South Carolina also reimbursed Maximum for legal expenses of $20,000. Thereafter, on the same date, our board approved a 40 to 1 reverse stock split, with fractional shares rounded up to one post-split share in order to facilitate a potential merger with CSI – South Carolina, paid on February 11, 2005. Following the split, our outstanding shares of 453,598 were owned 77% or 348,750 shares by CSI – South Carolina and 23% or 104,882 shares collectively by other parties.

Prior to the merger, CSI – South Carolina, for $899,144, redeemed options to purchase 797,403 shares, as allowed for under a stock option plan which had provided to certain non-executive employees options to purchase 1,065,746 shares of common stock, representing 73.34% of the 1,006,538 options then outstanding. Pursuant to the plan the option holders retained the remaining portion of their options. In connection with the merger, the surviving corporation assumed the plan and the board of directors, at their discretion, provided that the options after the merger were convertible into shares of common stock of the surviving corporation at the same ratio applicable to the five CS – South Carolina shareholders in the merger. VerticalBuyer also had a plan, with shares available for issuance at the time of the merger; however all options under the plan had expired, and the plan was cancelled on March 24, 2005. Subsequent to the end of the quarter the board approved a new plan which allows the award of stock-based compensation for the potential ownership of options, restricted stock or stock appreciation rights at the discretion of the board up to an aggregate of 1,100,000 shares. As of the filing date of this report, no awards have been granted or are outstanding under the new plan.

Prior to the merger, CSI – South Carolina also declared dividends to its five shareholders totaling $3,460,000, of which $960,000 was paid immediately in cash and $2.5 million was recorded as subordinated dividend notes payable to each stockholder. The subordinated notes payable were paid subsequent to the closing of the transaction and prior to March 31, 2005 out of proceeds from the sales of preferred shares, discussed below.

On February 10, 2005, VerticalBuyer and CSI – South Carolina executed an Agreement and Plan of Merger. On February 11, 2005, CSI – South Carolina merged into the Company, and in accordance with the Plan of Merger, the former shareholders of CSI – South Carolina authorized the cancellation of all VerticalBuyer shares owned by CSI – South Carolina and the exchange of their shares of common stock in CSI – South Carolina for the following consideration:

•	2,526,904 shares of our common stock;

•	A set of notes totaling $3,624,800;

•	A set of notes totaling $1,875,200.

Immediately following the transaction, our common stock totaled 2,631,786 shares outstanding, with the former owners of CSI – South Carolina owning 96% or 2,526,904 shares and the remaining 4% or 104,882 owned collectively by other parties.

Sale of Preferred Stock and Warrants and Use of Proceeds of Preferred Stock Sale

Also on February 10, 2005, we entered into a Preferred Stock Purchase Agreement with Barron Partners LP. Pursuant to the agreement, on February 11, 2005, immediately following the consummation of the merger, we issued to Barron 7,217,736 shares of our newly created Series A Convertible Preferred Stock in exchange for the payment of $5,042,250, and the issuance to Barron of two Warrants to purchase in the aggregate, 7,217,736 shares of our common stock. The exercise price of the Warrants are $1.3792 and $2.0958 per share, subject to anti-dilution adjustments, each Warrant exercisable for half of the total Warrant shares. The terms and conditions of the Warrants are identical except as to exercise price.

The funds from the sale of the preferred stock were used to pay off, prior to March 31, 2005, the set of notes totaling $3,624,800 discussed above. The remaining notes of $1,875,200 are subordinated to other non-subordinated debt of the Company and are due in full on or before May 10, 2006. Amounts outstanding under these notes totaled $1,125,200 as of March 31, 2005.

In conjunction with the Preferred Stock Purchase Agreement, the Company also entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby the Company undertook certain obligations to register the shares of common stock of the Company underlying the Warrants and shares of preferred stock to be sold to Barron pursuant to the Preferred Stock Purchase Agreement. Under the terms of the Registration Rights Agreement, the Company is obligated to file, within forty-five days following the execution of the Registration Rights Agreement, a registration statement covering the resale of the shares underlying the convertible preferred stock and Warrants issued to Barron. Barron, subject to certain conditions, may also demand the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” may require the Company (subject to certain carvebacks) to include such shares in certain registration statements filed by the Company. The Company is obligated to pay all expenses in connection with the registration of the shares and may be liable for liquidated damages in the event the registration of shares is not effected pursuant to the agreement between the parties. Among other events, such liquidated damages at a rate of 25% of Barron’s investment per annum, would be triggered if the Company fails to file the registration statement within 45 days, cause such registration statement to become effective within 120 days or maintain the effectiveness of the registration statement, subject to certain allowances.

Since the liquidated damages are payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) exists until the registration is made effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been allocated to the warrants and recorded as a liability on the balance sheet. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $6.0 million. (See also Note 6.)

It was not the intent by either party to the transaction (CSI or Barron) that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than equity. The Company is in the process of negotiating an amendment to the liquidated damages provisions of the Registration Rights Agreement to eliminate the accounting treatment of the proceeds (net of par value) as a liability. If successful, the liability will be reclassed to equity and our reported shareholders’ deficit will be reduced to $1.0 million.

We will make our best effort to complete the shares registration and renegotiate the Registration Rights Agreement. We believe it is more likely than not we will complete these changes; however, there can be no assurance we will. (See also a detailed discussion of the potential impact on liquidity and cash flows in Part I, Item 2.)

Outstanding Shares Following Recapitalization

As a result of our stock split, and merger, we have approximately 2.6 million shares of common stock outstanding. As a result of the issuance of the preferred stock and warrants, on a diluted basis, assuming the conversion of the preferred stock and exercise of outstanding warrants and options, approximately 17.3 million shares of common stock are outstanding.

Consolidated Results of Operations

	Three Months Ended
	March 31, 2005	March 31, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$4,092,304	$3,512,078	$580,226
OPERATING INCOME (LOSS)	(1,050,289)	377,171	(1,427,460)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Margin:
Sales volume			$316,861
Sales mix			(224,294)
Hardware Costs			29,874
Operating Expenses:
Salaries and wages			(108,611)
Reverse acquisition costs			(759,283)
Stock option compensation			(631,174)
Depreciation and amortization			(28,576)
Other SG&A expenses			(22,257)

			$(1,427,460)

Three months ended March 31, 2005, versus three months ended March 31, 2004

Sales

Total sales in the first quarter of 2005 increased $580,226 in comparison with the first quarter of 2004. This net increase includes a $724,248 increase in hardware sales and services through the technology solutions division and a $144,022 decrease in software sales and services through the software solutions division. The increase in the technology solutions division came from both increases in hardware sales and related engineering support services. The decline in the software solutions division was due to a decrease in new software sales from a temporary reduction in sales staff and a deferral of some installations into the second quarter from first quarter software installations.

Gross Profit

Gross profit in the first quarter of 2005 increased $122,441 in comparison with the first quarter of 2004. The gross margin percentage was 49.9% in 2005 versus 54.6% in 2004. The decrease in margin is attributed to an unfavorable change in product mix. Hardware (Technology solutions division) sales, with relatively low margins increased during the quarter while software (Software applications division) sales, our highest margin products, decreased. (For reasons for changes in sales mix, see the “Sales” section above.)

Operating Expenses

Operating expenses increased $1,549,901 in the first quarter of 2005 compared to the first quarter of 2004. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in two non-recurring costs associated with the merger and recapitalization of CSI. Following is a brief explanation of these items and the related impact on Other selling, general and administrative (“SG&A”) expenses. Salaries and wages also increased, primarily due to the addition of a .Net (pronounced “dot-net”) Microsoft SQL (application programming language and database conversion) team to the Software applications division. Other SG&A expenses also increased for employer FICA, medicare and other benefit costs related to the increases in Salaries and wages.

Reverse acquisition costs included $275,000 in commissions paid to a third-party broker, Liberty Company, LLC for their assistance in the preferred stock sale and warrant issuance. No commission was paid to Barron, the investment group which purchased the preferred stock and received the warrants. The remaining $485,283 consisted of merger related fees paid principally for legal and accounting services.

Stock option compensation represents cost incurred to redeem certain stock options held by key management employees of CSI in connection with the merger. In August, 2000, CSI approved and implemented an equity incentive plan pursuant to which eight non-executive employees were granted options to purchase 1,065,746 shares of common stock of CSI, of which 59,208 had been previously cancelled and 1,006,538 were outstanding as of December 31, 2004. Immediately prior to the merger, CSI cancelled options to purchase 797,403 shares and paid the option holders $899,144 as compensation for the cancellation, and reduced unearned stock compensation for the redemption by $267,970, for net compensation expense of $631,174 during the period. Employer FICA and medicare, additional expenses related to this transaction totaling $47,766, were also paid by CSI and are included in Other selling, general and administrative expenses.

Division/Segment information

Prior to January 1, 2005, the Company reported as one operating segment, as the chief operating decision-maker reviewed the results of operations of the Company as a single enterprise. Subsequent to December 31, 2004, the Company began reporting its operations under two operating divisions. Prior-year amounts have been reclassified to conform to the current period segment presentation.

CSI is organized into the two divisions: software applications and technology solutions.

Software applications division

Through our Software applications division, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	March 31, 2005	March 31, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$986,749	$1,130,771	$(144,022)
SEGMENT INCOME (LOSS)	197,488	455,848	(258,360)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Sales			$(144,022)
Salaries & wages			(69,553)
Other miscellaneous			(44,785)

			$(258,360)

Sales decreased primarily due to lower software sales, partially offset by an increase in service revenues. The lower software sales were due to a temporary reduction in sales staff and a deferral of software installations into the second quarter of first quarter purchase orders.

Salaries and wages increased primarily due to the addition of the .Net Microsoft SQL (application programming language and database conversion) team.

Technology solutions division

Through our Technology solutions division, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	March 31, 2005	March 31, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,105,555	$2,381,307	$724,248
SEGMENT INCOME (LOSS)	190,445	(78,634)	269,079

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Sales			$724,248
Hardware costs			(406,803)
Salaries & wages			(39,058)
Other miscellaneous			(9,308)

			$269,079

Sales and Salaries & Wages increased primarily due to additional hardware and related engineering services sold and related additional wages incurred.

Interest and other income and expenses

Interest expense increased $37,445 in the first quarter of 2005 compared to the first quarter of 2004 due to the addition of borrowing in connection with the reverse acquisition.

Income Taxes

Income taxes decreased in the first quarter of 2005 compared to the first quarter of 2004 due to the loss resulting from the expenses related to the reverse acquisition activity.

Liquidity and Capital Resources

Cash declined from $3,656,477 at December 31, 2004 to $1,123,576 at March 31, 2005, due primarily to the merger related activity during the quarter, which is detailed in Note 2 to the Consolidated Financial Statements and which has been summarized earlier in management’s discussions above and are summarize again in the table below.

Cash from Operating Activities

Cash used for operating activities totaled ($738,510) in the first three months of 2005 compared to cash provided by operating activities of $103,634 in the first three months of 2004. The decrease, ($842,144), is due primarily to the legal and professional fees, stock option compensation and taxes related to the reverse acquisition. Without the effect of the reverse acquisition related transactions, cash provided by operating activities in the first three months of 2005 which would have been $361,650, or $258,016 ahead of the prior year. The financial statement category most significantly impacting cash from operating activities was net income. Net income declined due to the merger related fees as discussed previously in the “Overview of Financial Performance” section above.

Changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts receivable and accounts payable were a result of the increased hardware sales and related purchases previously discussed. Increased hardware demand and timing of sales also resulted in an increase in inventories. The change in taxes from a payable balance to a receivable balance is the result of the tax refund provided for the loss incurred in the current quarter due to the costs related to the merger transaction.

Cash from Investing Activities

Cash used for investing activities totaled $229,073 in the first three months of 2005 compared to $183,795 in the first three months of 2004. The increase of $45,278 is due primarily to the continued investment in development in the .Net version of CSI’s major software modules, and is reflected in the increase in computer software costs, net in the consolidated balance sheet.

Cash from Financing Activities

Cash used for financing activities netted to $1,565,318 in the first three months of 2005 compared to no financing needs or repayments in the first three months of 2004. The increase of $1,565,318 is due entirely to activities related to the reverse acquisition, which have been summarized earlier in management’s discussions above and in Note 2 to the Consolidated Financial Statements. Changes in the balance sheet line items for other assets (from deferred financing fees), bank line of credit, subordinated notes payable to shareholders and shareholders’ equity (deficit) are all a result of the merger related transactions detailed in Note 2 above and in the consolidated statement of changes in shareholders’ equity (deficit).

The significant merger related activity in the order it occurred is as follows:

Purchase of VerticalBuyer shell company	$(415,024)
CSI – South Carolina redemption of options for common stock	(899,144)
Initial cash payment of portion of CSI - South Carolina $3,460,000 dividends declared to shareholders	(960,000)
Proceeds from sale of warrants in merger	5,042,250
Proceeds from issuance of subordinated note to Barron	1,875,200
Payment of remaining outstanding dividends declared, from warrant proceeds	(2,500,000)
Payment on one of the two sets of subordinated notes ($3,624,800) and ($1,875,200) issued to shareholders in connection with merger	(3,624,800)
Payment of debt issuance costs for $3,000,000 revolving credit facility	(83,800)
Initial borrowings under revolving credit facility	1,500,000
Payment on second set of shareholder and Barron’s notes from loan proceeds	(1,500,000)

Net effect of merger transactions on cash, and cash used for financing activities	$(1,565,318)

In addition to the cash used for financing activities related to the merger, the Company incurred approximately $700,000 in legal and professional fees which were expensed and are included in the discussion of cash used for operating activities above.

Credit Arrangements

During the quarter, in order to support the activities of the reverse acquisition, the Company entered into a $3,000,000 line of credit facility whereby the Company can borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3,000,000. Loans bear interest at Libor rate plus 0.275%, (5.61% at March 31, 2005), payable monthly and mature on March 17, 2006. Immediately upon entering into the loan agreement, the Company borrowed $1,500,000 which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. There was $340,406 available under the facility as of March 31, 2005. Under the facility CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement, require the achievement of debt to EBITDA ratio of not more than 2.5:1 measured on a quarterly rolling twelve months by June 30, 2005, EBITDA of not less than $2,000,000 by year-end 2005 and a minimum tangible net worth of $1,500,000 including subordinated debt by year-end 2005. As of the end of the current quarter, the Company would not meet these requirements, and while management is optimistic we will meet these requirements, there can be no guarantee we will do so by the effective dates prescribed in the covenants. Were the Company not to meet its covenants, it could be forced to seek a temporary waiver or other financing. The Company also has a significant commitments under the notes payable to the original five shareholders of CSI – South Carolina and Barron, as a result of the reverse acquisition, totaling $2,250,400, which will be due and payable in May of 2006.

During the preparation of its first quarter unaudited financial statements to be included in this Form 10-QSB, the Company determined that pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the value of the warrants issued in conjunction with our preferred stock in February 2005 should be recorded as a current liability on our consolidated balance sheet until the Company has obtained an effective registration statement pursuant to the terms of the Registration Rights Agreement entered into with the holder of the warrants and the preferred stock at the time of issuance. This accounting treatment is explained in more detail in Part I of this report, in Item 1 in footnotes 1, 2, and 6 to our consolidated unaudited financial statements, and in Item 2. Such information is incorporated into this item by reference.

As a result of such accounting treatment for the warrants as a liability, our net worth is reduced at March 31, 2005 from a deficit of $1.0 million to a deficit of $6.0 million. When we entered into our $3.0 million bank revolving credit facility on March 17, 2005, the accounting for the warrants described above was not anticipated. As a result, the Company, as a condition to such loan arrangement, represented that it had a net worth of $600,000 or greater, counting as equity for the purposes of such calculation subordinated indebtedness of $2.3 million. Taking into account the new accounting treatment for the warrants, we now believe that the representation of a minimum net worth of $600,000 made at the closing of the credit facility was not correct and that we may be in technical default under our bank credit facility. The bank has granted us a waiver with respect to any such default until June 30, 2005. Pursuant to the waiver, we are obligated to achieve a minimum net worth of $600,000 or more as of such date and at quarter end thereafter, again counting subordinated debt as equity for the purposes of such calculation. The waiver is filed as Exhibit 99.1 to this report and incorporated into this item by this reference. As discussed in Part I, Item 2, we are currently in negotiations with the holder of the preferred stock and warrants to amend the liquidated damages provisions contained in the Registration Rights Agreement in such a way as to eliminate the current accounting treatment which causes the warrants to be classified as a liability. Likewise, such accounting treatment would be eliminated upon the registration statement which is the subject of the Registration Rights Agreement becoming effective with the SEC and thereby foreclosing during the period of such effectiveness the operation of the liquidated damages provisions. Although management anticipates that through one or both of these alternatives it will be able to eliminate the current accounting for the warrants and comply with the requirements of the bank waiver by June 30, 2005, we can give no assurances that we will in fact successfully comply with the requirements of the bank waiver and avoid being in default under our bank credit facility.

As of March 31, 2005, and at May 19, 2005, there were outstanding draws totaling $1.5 million and $800,000, respectively, under our bank credit facility. Pursuant to our agreements with the bank, upon an event of default, it may accelerate and require the repayment of all amounts under the credit facility. It may also decline to make further advances. At March 31, 2005 and May 19, 2005, $300,000 and $1.0 million respectively, were available for future advances under the facility.

We do not believe that any related default or adverse effect was triggered under any other material agreement of the Company as a consequence of any potential loan default under our bank credit facility described above.

Future Capital Needs and Resources.

Since inception, and prior to the merger, the Company has funded its operations through cash flow from operations.

Ongoing capital resources depend on a variety of factors, including our existing cash balance, the cash flow generated from our operations and external financial sources that may be available. As of December 31, 2004, our capital resources included $3.7 million of cash, which was impacted by the merger and related transactions described above. As a result, at March 31, 2005 our cash balance totaled approximately $1.1 million. Our ability to generate sufficient operating cash flow is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers; and

•	our ability to continue to grow our customer base.

Customer support billings. We historically bill a significant portion of our service contracts late in the second quarter of the year. Historically this amount has exceeded $2,000,000. While revenue for service contracts is deferred over the life of the contract (typically over a year) significant cash is generated in the third quarter as a result of the service payments being billed and collected as payment for the entire future year’s service.

Bank Credit Facility. In the coming year, we will also rely on our $3.0 million line of credit facility whereby the Company can borrow up to 80% of its receivable balance, not to exceed the total facility limit of $3.0 million. As of March 31, 2005, our facility allows for borrowing up to $1.8 million (based on adjustments for eligible receivables) of which $1.5 million is outstanding at March 31, 2005. (See also our discussions regarding default and waiver of loan covenants under “Credit Arrangements” above.)

Short Term Capital Requirements. We currently anticipate that our capital needs will principally consist of $800,000 for software development and $120,000 for capital expenditures.

Acquisitions. We are examining the potential acquisition of companies and businesses within our industry. We are unable to predict the nature, size or timing of any such acquisition, and accordingly are unable to estimate the capital resources which may be required. Any acquisition would be subject to our utilizing sources in addition to those described above. These alternative sources could include the issuance of our common stock or other securities in an acquisition, seller financing, and bank and other third party financing, among other things. We can give no assurance that, should the opportunity for a suitable acquisition arise, we will be able to procure the financial resources necessary to fund any such acquisition or that we will otherwise be able to conclude and successfully integrate any acquisition.

Potential Capital Inflow from Warrants Exercise. A significant amount of cash and capital for the Company would be generated by the exercise by Barron of its common stock Warrants. The exercise of Warrant A, with an exercise price of $1.3972, would generate approximately $5 million. The exercise of Warrant B, with an exercise price of $2.0958, would generate approximately $7.6 million. The exercise of the Warrants is in the sole discretion of Barron, subject to the restrictions in the preferred stock and the Warrants prohibiting Barron from beneficially holding greater than 4.99% of our outstanding common stock, at any time, which prohibition can be waived by Barron upon 61 days notice. Although we presume any decision by Barron to exercise the warrants or any portion would depend upon our stock price, results of operations and the long term outlook for the development of our business, among other things, we cannot predict if and when Barron may exercise the Warrants. Accordingly, there can be no assurance that Barron will exercise the Warrants and that we will receive any resulting capital.

The warrants may be exercised on a cashless basis, in which case the Company would receive no cash proceeds. However, Barron is prohibited from electing a cashless exercise until February 11, 2006, and is thereafter prohibited so long as there is an effective registration statement with respect to the shares underlying the warrants. Accordingly, it will be important in the future for us to maintain the effectiveness of the registration statement covering the warrant shares in order to assure the receipt of equity capital from the exercise of the warrants. In addition, our failure to maintain the effectiveness of such a registration statement would subject the Company to liquidated damages mandated by the Registration Rights Agreement in an amount equal to 25% per annum of the $5,042,250 purchase price of the Series A convertible non-voting preferred stock. The payment of such liquidated damages over an extended period of time would have a substantial and adverse impact on the cash flows and capital resources of the Company.

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

In making our assessments of a fully-funded business plan, we have considered:

•	cash and cash equivalents on hand and available to our operations of $1.1 million at March 31, 2005;

•	expected cash flow from operations;

•	the anticipated level of capital expenditures of $120,000;

•	software development costs of $800,000; and

•	our scheduled debt service.

If our business plans change, including as a result of changes in our products or technology, or if we decide to expand into additional markets, or if economic conditions in any of our markets generally arise and have a material effect on the cash flow or profitability of our business, or if we have a negative outcome for the debt covenants and are unable to obtain a waiver, then the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of available sources of cash and timing of our ability to generate net income could change significantly. A decision not to exercise Warrants or a cashless exercise of the Warrants could result in the necessity to pursue other funding.

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

There is no guarantee CSI could obtain access to additional funding or at reasonable rates. The failure of CSI to meet covenant requirements, raise capital through the exercise of the Warrants or find or obtain other funding at reasonable rates, could have a negative impact on the business.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (FIN) 46 (revised 2003), Consolidation of Variable Interest Entities. FIN 46(R) defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46(R) requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities. FIN 46(R) also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. In January 2005, we adopted FIN 46(R). As we have not held during the current period, or hold currently any significant variable interests in a VIE, the adoption of FIN 46(R) has not had a material effect on the financial statements.

In December 2004, the FASB published SFAS No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured on the fair value of the equity or liability instruments issued. This Statement is the result of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Statement 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under Opinion 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public Entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005 (the fourth quarter of fiscal 2005 for the Company). In January 2005, we adopted the provisions of SFAS No. 123 (R). As our only active stock plan was already being accounted for using the fair value method prescribed in SFAS No. 123,

“Accounting for Stock Based Compensation,” and related interpretations, including the recognition of compensation cost at the time of grant in the financial statements, and we were not using the disclosure only provisions of SFAS No. 123, the adoption of SFAS No. 123(R) has not had a material impact on the financial statements.

Item 3.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to insure that information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to insure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective, except with regard to the following material weakness noted as follows:

Prior to the current reporting period, the Company was a public shell with virtually no operations and had limited need for staff with highly technical accounting and public reporting expertise. In addition, CSI – South Carolina was a private company and likewise had no need for staff with highly technical accounting and public reporting expertise. During the period, the Company encountered a complex merger and resumed public reporting of significant operations. Due to the time required to source, attract, negotiate and hire personnel with the necessary experience, as of the end of the period covered by this report the Company remained without sufficient public reporting or technical expertise to resolve non-routine or complex accounting matters and public reporting requirements such as we encountered in the merger with CSI – South Carolina, Inc. Subsequent to the end of the period, on May 6, 2005, near the due date of this Form 10-QSB, we hired a Chief Financial Officer with prior public reporting experience who is accustomed to dealing with more complex accounting matters. The insufficient experience prior to May 6, 2005 and hiring of more experience staff near the deadline resulted in our having to file an extension on Form 12b-25 for the filing of this Form 10-QSB.

The Company is working with the new Chief Financial Officer to provide the resources necessary to assist in the handling of complex non-routine accounting issues and to meet public disclosure requirements in a timely fashion. Otherwise, there were no other changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2005, that have materially affected and are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

(a) Integrated Tek Solutions Lawsuit

As previously disclosed on a Current Report on Form 8-K dated April 22, 2005, on April 4, 2005, Integrated Tek Solutions, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging breach of contract, fraud, negligent misrepresentation and promissory estoppel. We received notice of the suit on April 14, 2005. The action arises out of a letter of intent pursuant to which a predecessor to the plaintiff, Yasup, LLC, and Computer Software Innovations, Inc. (“CSI – South Carolina”) conducted negotiations relating to a potential acquisition of CSI – South Carolina’s capital stock by Yasup, LLC. Until it merged into us in February 2005, CSI – South Carolina was a privately-held South Carolina corporation. The exact amount of damages claimed in the suit is unclear based on the complaint, but apparently ranges from approximately $30 million to $45 million as to all defendants.

Several of our officers and directors are named as individual defendants in the suit. These include Nancy Hedrick, CEO and Director; Joe Black, interim CFO; Thomas Clinton, Vice President of Sales and Director; Beverly Hawkins, Secretary and Vice President of Support Services; and William Buchanan, Treasurer and Vice President of Engineering. Ms. Hedrick and Ms. Hawkins and Messrs. Black, Clinton and Buchanan were also officers, directors and the shareholders of CSI-South Carolina. The other two defendants in the suit are Alan Marrullier and The Geneva Companies, Inc., against whom claims for tortious interference with contractual relations and aiding and abetting a fraud are asserted. CSI – South Carolina and its shareholders engaged Geneva, of which Mr. Marrullier is a Managing Director, to assist CSI – South Carolina in its sale.

We believe that the plaintiff’s claims are without merit, and intend to vigorously defend the action.

(b) United States Department of Justice Subpoena

The U.S. Department of Justice (Atlanta Antitrust Division) served Computer Software Innovations, Inc. with an April 27, 2005 subpoena duces tecum in Matter No. 60-514191-0017 requesting the Company’s production of documents relating to the federal E-Rate program. It is the Company’s understanding that similar inquiries have been directed to other companies associated with the E-Rate program. No allegations concerning any impropriety by the Company have been made. However, the Antitrust Division’s collection of information from the hundreds of subpoenas it has issued to various E-Rate Program affiliates may eventually result in further inquiry or possible antitrust and/or related allegations. The Company is currently in the process of producing the requested information. The Company anticipates receiving information from the Antitrust Division within approximately the next two (2) months. Based on past inquiries, management’s opinion is that at that time the Company’s E-Rate Program business activities will warrant no further inquiry. We have insufficient information at this time to make any assessment of potential legal or financial exposure in connection with the aforesaid U.S. Department of Justice inquiry.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by this item was previously disclosed by the Company in its Form 8-K dated March 28, 2005.

Item 3.	Defaults Under Senior Securities.

The information required by this item is contained in Part II, Item 5, subsection (b) of this report and is incorporated into this item by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were subject to a vote of security holders during the period covered by this report. All of the matters described below were actions taken by written consent of the Company’s then majority stockholder, Computer Software Innovations, Inc., a South Carolina corporation or “CSI – South Carolina,” in accordance with Delaware law. At the time these actions were taken, CSI – South Carolina held 13,950,000 shares, or approximately 77% of the issued and outstanding shares of the Company (then known as VerticalBuyer, Inc.). We refer below to the Company prior to the merger with CSI – South Carolina as “VerticalBuyer.”

(a) Ratification of Appointment of Directors and Officers

Immediately prior to the purchase of shares in VerticalBuyer by CSI – South Carolina, the former sole director of VerticalBuyer, Abraham Mirman, appointed Anthony H. Sobel, Thomas V. Butta and Shaya Phillips as independent directors of VerticalBuyer. Mr. Sobel was also appointed Chairman of the Board. All of the directors were appointed to serve until the next annual meeting of VerticalBuyer and until their successors are qualified and elected.

The new Board of Directors appointed new officers of VerticalBuyer. These were: Nancy K. Hedrick, President and CEO; Joe G. Black, Interim CFO; Beverly N. Hawkins, Secretary; and William J. Buchanan, Treasurer.

The above director and officer appointments were ratified by CSI-South Carolina, as majority stockholder, acting by written consent on January 31, 2005.

(b) Reverse Stock Split

On January 31, 2005, the Board of Directors approved a reverse stock split in order to facilitate VerticalBuyer’s merger with CSI – South Carolina. In the reverse stock split, every 40 shares of VerticalBuyer’s Common Stock issued and outstanding on the effective date, February 10, 2005, were converted and combined into one share of post-split shares. The reverse split was effectuated pursuant to an amendment to VerticalBuyer’s Certificate of Incorporation, which was approved by the Board, and was paid on February 11, 2005. No fractional shares were issued, nor was cash paid in lieu thereof. Rather, all fractional shares were rounded up to the next highest number of post-split shares and the same were issued to any beneficial holder of such pre-split shares which would have resulted in fractional shares. Accordingly, each beneficial holder of VerticalBuyer’s Common Stock received at least one post-split share and no stockholders were eliminated. Immediately following the split, the number of authorized and preferred shares remained unchanged at 50,000,000 and 5,000,000, respectively.

Continental Stock Transfer & Trust Company, New York, New York, VerticalBuyer’s transfer agent, served as exchange agent for the reverse stock split. The Board also authorized the officers to execute, deliver and file any and all documents and to take all such actions as they deemed advisable to effectuate the reverse stock split and the related amendment to VerticalBuyer’s Certificate of Incorporation.

On January 31, 2005, following the Board’s approval of the reverse stock split, CSI – South Carolina, acting as majority stockholder, approved by written consent the reverse split, the related amendment to VerticalBuyer’s Certificate of Incorporation effectuating the split and ratified the Board’s authorization of officer action to effect the reverse split and the amendment.

(c) Par Value

In connection with the January 31, 2005 approval of the reverse stock split, the Board on such date also approved an elimination of par value of all shares of VerticalBuyer’s authorized common and preferred stock. Such change was likewise approved on January 31, 2005 by CSI – South Carolina as majority stockholder acting by written consent. Subsequently, on February 9, 2005, the Board decided it was in the best interest of VerticalBuyer and more economical to retain par value of $.001 for all of VerticalBuyer’s authorized common and preferred stock. This decision was made prior to the filing of the amendment to the Certificate of Incorporation of VerticalBuyer and accordingly, the par value of the Common Stock did not change.

CSI – South Carolina, as majority stockholder acting by written consent, also approved the subsequent retention of par value of $.001 for all of VerticalBuyer’s authorized shares of common and preferred stock on February 9, 2005.

(d) Name Change

On February 4, 2005, the Board of Directors approved the change in the name of VerticalBuyer from VerticalBuyer, Inc. to Computer Software Innovations, Inc. The Board also approved an amendment to VerticalBuyer’s Certificate of Incorporation effecting such change. The Board further approved a modification to the amendment to VerticalBuyer’s Certificate of Incorporation approved on January 31, 2005 by the Board and the stockholders, such that the reverse stock split and the name change could be effectuated pursuant to one Certificate of Amendment to the Certificate of Incorporation of VerticalBuyer. Furthermore, the Board of Directors authorized the officers to execute, deliver and file any and all documents and to take such other actions as they deemed advisable to effectuate the name change and the related amendment to the Certificate of Incorporation.

Later on February 4, 2005, following the Board’s approval of the change of the name of VerticalBuyer to Computer Software Innovations, Inc., CSI-South Carolina, acting as majority stockholder by written consent, approved the name change and the related amendment to the Certificate of Incorporation effecting the name change, and ratified the Board’s authorization of officer action to effectuate the name change and such amendment.

(e) Approval of Merger Agreement

At the meeting of the Board of Directors on February 4, 2005, the Board considered the potential merger of CSI – South Carolina into VerticalBuyer and a related merger agreement. The Board had previously discussed such merger at its January 31, 2005 meeting and meetings with legal and other advisers. After due deliberation, the Board approved the merger and the merger agreement. The merger was effected on February 11, 2005. Pursuant to the agreement, CSI – South Carolina was merged into VerticalBuyer, with VerticalBuyer being the surviving corporation. In the merger and related CSI – South Carolina dividend transactions, the former shareholders of CSI – South Carolina received, in exchange for their shares of CSI – South Carolina common stock, two sets of notes totaling $3,624,800 and $1,875,000, respectively, and approximately 2,526,904 shares of VerticalBuyer common stock. Such consideration was in addition to the pre-merger dividends of $3,460,000 declared by CSI – South Carolina and paid to its five shareholders. The set of notes totaling $3,624,800 was repaid to the former CSI – South Carolina shareholders immediately following the merger from proceeds of the preferred stock and the $1,875,200 subordinated note issued to Barron Partners LP. Subordinated notes payable to the former shareholders of CSI – South Carolina totaling $1,875,200 remained outstanding following the merger. The 13,950,000 (pre-split) shares of VerticalBuyer common stock held by CSI – South Carolina, representing approximately 77% of the issued and outstanding capital stock of the VerticalBuyer, were cancelled. The remaining stockholders of VerticalBuyer retained their existing shares in VerticalBuyer, subject to the 40 to 1 reverse stock split, which was effective as of February 10, 2005 prior to the merger.

Pursuant to the merger agreement, the initial board of directors of the surviving company consists of three independent directors, Anthony H. Sobel, Thomas V. Butta and Shaya Phillips, and Nancy K. Hedrick and Thomas P. Clinton, President and Vice President of Sales of CSI – South Carolina, respectively. All of the directors shall serve until the next annual meeting of the Company and until their successors are qualified and elected. The initial officers of the surviving company were the officers of CSI – South Carolina: Nancy K. Hedrick, President and Chief Executive Officer; Joe G. Black, Interim Chief Financial Officer; Thomas P. Clinton, Vice President of Sales; William J. Buchanan, Vice President of Engineering; and Beverly N. Hawkins, Vice President of Support Services.

In addition to approving the merger and the merger agreement, the Board of Directors also authorized the officers to execute, deliver and file any and all such documents and to take such other actions as they deemed advisable to effectuate the merger and the related actions set forth in the merger agreement.

On February 4, 2005, following the meeting of the Board of Directors, CSI – South Carolina, as majority stockholder acting by written consent, approved the merger, the merger agreement and the transactions described therein, including but not limited to an Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws, and ratified the Board’s authorization of officer action to effectuate the merger and the actions described in the merger agreement.

(f) Issuance of Preferred Stock

At the Board’s meeting on February 4, 2005, the Board, in connection with the merger, approved the issuance of 7,217,736 shares of its newly created series of Series A convertible non-voting preferred stock to Barron Partners LP, a Delaware limited partnership (“Barron”) in exchange for the payment of $5,042,250.00, pursuant to the terms of a preferred stock purchase agreement. The preferred stock is convertible into shares of common stock on a one for one basis. Barron is a New York-based private investment partnership that specializes in investing in micro-cap public companies. As part of the transaction, Barron agreed to invest an additional $1.875 million in the form of a subordinated note on the same terms as the subordinated notes payable to the former CSI – South Carolina shareholders in the merger, and received warrants for the purchase of 7,217,736 shares of the Company’s Common Stock. The exercise prices of the warrants were set at $1.3972 and $2.0958 per share, each warrant exercisable for half of the total warrant shares. Barron also agreed, generally, not to convert at any time its preferred stock into shares of Company Common Stock or exercise its warrants to purchase shares of Common Stock if and to the extent that Barron’s beneficial ownership of Common Stock would exceed 4.99%, without giving the Company at least 61 days’ advance notice.

The preferred stock purchase agreement also provided for the Company to enter into a registration rights agreement, whereby the Company would be obligated to register the common shares underlying the preferred stock and warrants.

The Board also authorized the officers of the Company to execute, deliver and file any and all documents and to take all such actions as they deem advisable to effectuate the sale of the preferred stock and the warrants.

Although stockholder approval was not required under Delaware law for the issuance of preferred stock authorized under the Company’s Certificate of Incorporation, or the warrants, CSI – South Carolina, as majority stockholder acting by written consent, ratified the Board’s actions subsequent to the Board meeting on February 4, 2005.

Item 5.	Other Information.

The following items reflect disclosure required to be made by the Company under Form 8-K:

(a) Entry into a Material Definitive Agreement

On May 20, 2005, we entered into a waiver letter agreement with RBC Centura Bank with respect to a potential default under our bank credit facility. Such waiver is filed as Exhibit 99.1 to this report and incorporated into this item by reference. A description of the waiver and related circumstances is set forth in Part II, Item 5 of this report under subsection (b) below, and is incorporated into this response by reference.

(b) Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement

During the preparation of its first quarter unaudited financial statements to be included in this Form 10-QSB, the Company determined that pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the value of the warrants issued in conjunction with our preferred stock in February 2005 should be recorded as a current liability on our consolidated balance sheet until the Company has obtained an effective registration statement pursuant to the terms of the Registration Rights Agreement entered into with the holder of the warrants and the preferred stock at the time of issuance. This accounting treatment is explained in more detail in Part I of this report, in Item 1 in footnotes 1, 2, and 6 to our consolidated unaudited financial statements, and in Item 2. Such information is incorporated into this item by reference.

As a result of such accounting treatment for the warrants as a liability, our net worth is reduced at March 31, 2005 from a deficit of $1.0 million to a deficit of $6.0 million. When we entered into our $3.0 million bank revolving credit facility on March 17, 2005, the accounting for the warrants described above was not anticipated. As a result, the Company, as a condition to such loan arrangement, represented that it had a net worth of $600,000 or greater, counting as equity for the purposes of such calculation subordinated indebtedness of $2.3 million. Taking into account the new accounting treatment for the warrants, we now believe that the representation of a minimum net worth of $600,000 made at the closing of the credit facility was not correct and that we may be in technical default under our bank credit facility as a result. The bank has granted us a waiver with respect to any such default until June 30, 2005. Pursuant to the waiver, we are obligated to achieve a minimum net worth of $600,000 or more as of such date and at quarter end thereafter, again counting subordinated debt as equity for the purposes of such calculation. The waiver is filed as Exhibit 99.1 to this report and incorporated into this item by this reference. As discussed in Part I, Item 2, we are currently in negotiations with the holder of the preferred stock and warrants to amend the liquidated damages provisions contained in the Registration Rights Agreement in such a way as to eliminate the current accounting treatment which causes the warrants to be classified as a liability. Likewise, such accounting treatment would be eliminated upon the registration statement which is the subject of the Registration Rights Agreement becoming effective with the SEC and thereby foreclosing during the period of such effectiveness the operation of the liquidated damages provisions. Although management anticipates that through one or both of these alternatives it will be able to eliminate the current accounting for the warrants and comply with the requirements of the bank waiver by June 30, 2005, we can give no assurances that we will in fact successfully comply with the requirements of the bank waiver and avoid being in default under our bank credit facility.

As of March 31, 2005, and at May 19, 2005, there were outstanding draws totaling $1.5 million and $800,000, respectively, under our bank credit facility. Pursuant to our agreements with the bank, upon an event of default, it may accelerate and require the repayment of all amounts under the credit facility. It may also decline to make further advances. At March 31, 2005 and May 19, 2005, $300,000 and $1.0 million respectively, were available for future advances under the facility.

We do not believe that any related default or adverse effect was triggered under any other material agreement of the Company as a consequence of any potential loan default under our bank credit facility described above.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	Waiver letter agreement between the Company and RBC Centura Bank dated May 19, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: May 20, 2005	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer
(On behalf of the Company and as
Chief Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	Waiver letter agreement between the Company and RBC Centura Bank dated May 19, 2005.