Form 10QSB/A
period 2005-03-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2005-08-22
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,631,786 as of May 16, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

Restatement of Previously Issued Financial Statements

On August 16, 2005, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued financial statements contained in our quarterly report on Form 10-QSB for the quarter ended March 31, 2005 should not be relied upon for the reasons set forth below. We have restated these financial statements to make the necessary accounting corrections.

On February 10, 2005, we entered into a Registration Rights Agreement (the “Agreement”) with Barron Partners LP (“Barron”) in connection with the issuance of convertible preferred stock and warrants, whereby we undertook to file a registration statement registering the sale of the shares of our common stock underlying the convertible preferred stock and warrants held by Barron. Currently, the failure to timely effect the registration statement triggers cash liquidated damages under the Agreement. According to recent accounting guidance, the existence of the cash liquidated damages provisions causes Barron’s warrants to be treated as a liability on our books. In connection with the filing of our first quarter Form 10-QSB, we sought to resolve this issue, and prepared our financial statements to comport with the recently issued guidance. Simultaneously, we began and continue to pursue options available under the recent accounting guidance whereby we could amend our registration rights agreement, subject to the approval of Barron, to eliminate the liability treatment. This pursuit of alternatives has resulted in significant technical discussions with several accounting, regulatory and valuation experts. In the process, additional changes have been identified which we believe necessary to properly reflect the full impact of the transaction in accordance with accounting guidance.

Specifically, we have revised the carrying value of the stock warrants as of March 31, 2005. We have recorded an unrealized loss of $3,084,921 on the warrants in other income (expense) to adjust the value of the warrants to their estimated fair value at March 31, 2005. The estimated fair value of the warrants was revised after consultation with a valuation expert, and through the use of the Black-Scholes model. This resulted in a reduction in net income and retained earnings. The reduction in retained earnings is primarily offset by increases in our warrant related liability. These adjustments do not affect income from operations or cash flows.

All amounts in this quarterly report on Form 10-QSB/A have been updated, as appropriate, to reflect this restatement. We did not update this quarterly report on Form 10-QSB/A for subsequent events occurring after the filing of our original quarterly report on Form 10-QSB on May 20, 2005.

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004
REVENUES
Software applications division	$986,749	$1,130,771
Technology solutions division	3,105,555	2,381,307

Net sales and service revenue	4,092,304	3,512,078

COST OF SALES
Software applications division	105,895	75,505
Technology solutions division	1,946,142	1,518,747

Total cost of sales	2,052,037	1,594,252

Gross profit	2,040,267	1,917,826

OPERATING EXPENSES
Salaries and wages	939,806	831,195
Stock option compensation	631,174	—
Reverse acquisition costs	759,283	—
Other selling, general and administrative expenses	596,670	574,413
Depreciation and amortization	163,623	135,047

Total operating expenses	3,090,556	1,540,655

Operating income (loss)	(1,050,289)	377,171

OTHER INCOME (EXPENSE)
Interest income	6,022	4,266
Interest expense	(37,445)	—
Gain on disposal of property and equipment	100	—
Unrealized loss on financial instrument	(3,084,921)	—

Net other income (expense)	(3,116,244)	4,266

Income (loss) before income taxes	(4,166,533)	381,437

INCOME TAX EXPENSE (BENEFIT)	(1,717,090)	120,568

Net income (loss)	$(2,449,443)	$260,869

BASIC EARNINGS (LOSS) PER SHARE	$(0.93)	$0.10

DILUTED EARNINGS (LOSS) PER SHARE	$(0.93)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING – Basic	2,631,786	2,631,786

WEIGHTED AVERAGE SHARES OUTSTANDING – Diluted	2,631,786	14,191,708

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS

CURRENT ASSETS
Cash and equivalents	$1,123,576	$3,656,477
Accounts receivable	2,714,285	2,362,304
Prepaid expenses	48,334	8,007
Inventories	205,792	—
Taxes receivable	580,404	—
Deferred income taxes	1,233,968	—

Total current assets	5,906,359	6,026,788

PROPERTY AND EQUIPMENT, net	141,363	143,451

COMPUTER SOFTWARE COSTS, net	824,426	756,788

OTHER ASSETS	84,300	500

	$6,956,448	$6,927,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,246,474	$773,825
Deferred revenue	1,185,987	1,212,898
Deferred tax liability	320,432	212,630
Taxes payable	—	309,753
Bank line of credit	1,500,000	—
Financial instrument	8,119,953	—

Total current liabilities	12,372,846	2,509,106

SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS	2,250,400	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value 40,000,000 shares authorized; 2,631,786 shares issued and outstanding	2,632	80,000
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 7,217,736 shares issued and outstanding	7,218
Additional paid-in capital	77,368	—
Retained earnings (deficit)	(7,754,016)	4,070,451
Unearned stock compensation	—	267,970

Total shareholders’ equity (deficit)	(7,666,798)	4,418,421

	$6,956,448	$6,927,527

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Stock Compensation	Total
Balances at December 31, 2004	$80,000	$—	$—	$4,070,451	$267,970	$4,418,421
Purchase of VerticalBuyer shell	—	—	—	(415,024)	—	(415,024)
Stock option compensation	—	—	—	—	631,174	631,174
Redemption of stock options	—	—	—	—	(899,144)	(899,144)
Dividends paid	—	—	—	(3,460,000)	—	(3,460,000)
Exchange and cancellation of CSI common stock	(80,000)	—	80,000	—	—	—
Addition of VerticalBuyer shares as a result of reverse acquisition accounting	454	—	(454)	—	—	—
Exchange and cancellation of VerticalBuyer stock held by CSI prior to merger	(349)	—	349	—	—	—
Issuance of VerticalBuyer common stock in exchange for CSI common stock and CSI’s pre-merger VerticalBuyer stock	2,527	—	(2,527)	—	—	—
Purchase of preferred stock by Barron	—	7,218	—	—	—	7,218
Dividends declared to shareholders upon Merger	—	—	—	(5,500,000)	—	(5,500,000)
Net loss for three months ended March 31, 2005	—	—	—	(2,449,443)	—	(2,449,443)

Balances at March 31, 2005	$2,632	$7,218	$77,368	$(7,754,016)	$—	$(7,666,798)

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004
OPERATING ACTIVITIES
Net income (loss)	$(2,449,443)	$260,869
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	163,623	135,047
Stock option compensation expense	631,174	—
Deferred income taxes	(1,126,166)	—
Gain on disposal of fixed assets	(100)	—
Unrealized loss on financial instrument	3,084,921	—
Changes in deferred and accrued amounts
Accounts receivable	(351,981)	(504,303)
Inventories	(205,792)	—
Prepaid expenses and other assets	(40,327)	—
Accounts payable	472,649	384,453
Deferred revenue	(26,911)	(76,852)
Taxes payable (receivable)	(890,157)	(95,580)

Net cash provided by (used for) operating activities	(738,510)	103,634

INVESTING ACTIVITIES
Purchase of property and equipment	(27,812)	(43,833)
Capitalization of computer software	(201,261)	(139,962)

Net cash used for investing activities	(229,073)	(183,795)

FINANCING ACTIVITIES
Borrowings under line of credit	1,500,000	—
Payment of debt issuance costs	(83,800)	—
Proceeds from notes payable to shareholders	1,875,200	—
Repayments under notes payable to shareholders	(1,500,000)	—
Dividends paid	(3,460,000)	—
Redemption of stock options	(899,144)	—
Purchase of VerticalBuyer shell	(415,024)	—
Payments for purchase of stock from shareholders	(3,624,800)	—
Proceeds from issuance of preferred stock and related warrants	5,042,250	—

Net cash used for financing activities	(1,565,318)	—

Net decrease in cash and cash equivalents	(2,532,901)	(80,161)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,656,477	1,755,724

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,123,576	$1,675,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	—	—
Income Taxes	$299,233	$216,148

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

Significant Accounting Issue and Subsequent Event Affecting Basis of Presentation.

In the series of transactions referred to in “Organization” above and in Note 2, “ACQUISITION AND MERGER,” CSI issued warrants to Barron in connection with the issuance of preferred stock. The preferred stock transaction was entered into in accordance with a registration rights agreement. The agreement contains a liquidated damages clause which requires cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock does not become effective by June 11, 2005. Since the liquidated damages are payable in cash, under EITF 00-19 “Accounting for Derivative Financial

Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) exists until the registration is made effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been recorded as a liability on the balance sheet until the Company’s registration statement on Form SB-2 becomes effective. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $7.7 million. (See also Note 6.)

It was not the intent by either party to the transaction (CSI or Barron) that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than equity. The Company is in the process of negotiating an amendment to the liquidated damages provisions of the Registration Rights Agreement to eliminate the accounting treatment of the proceeds (net of par value) as a liability. If successful, the liability will be reclassed to equity and, assuming continued earnings from operations, our reported shareholders’ deficit would be eliminated.

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

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding during the period. All share amounts have been adjusted to give effect for the reverse stock split and change in number of shares in connection with the exchange of equity interests as a result of the reverse acquisition, by including all shares issued in the transaction as outstanding in the calculations for all periods presented, except where inclusion is anti-dilutive. Potential common shares were 11,559,922 for the period ended March 31, 2005 (consisting of shares underlying the preferred stock, warrants and options of 7,217,736, 4,081,971 and 260,215, respectively). The shares underlying the outstanding warrants and options of 7,217,736 and 268,343, respectively, were outstanding for the quarter ended March 31, 2005 and are reduced by application of the treasury stock method which assumes the proceeds from the exercise of the warrants and options are used to buy back shares off the market thereby reducing the number of outstanding shares for the earnings per share calculation. Generally accepted accounting principles (“GAAP”) require that in the case of thinly traded stock, management assess, among other factors, whether the market quoted price is representative of the price which would be effective were all shares issued in connection with various transactions, which would include the issuance of significant additional shares in dilutive transactions. Following consultation with accounting and valuation experts and applying the principle of conservatism, which is a basis of the dilution calculation under GAAP, management uses the higher of a cashflow based stock value computation based on comparisons to peer public companies, or the quoted market price, on a weighted average basis, for the repurchase of shares in the diluted earnings per share calculation. Once management, in consultation with its accounting and financial experts considers the stock no longer thinly traded, management will use the quoted market price exclusively.

The 11,559,922 potential common shares are not used in the calculation of diluted earnings per share for the period ended March 31, 2005 as the effect would be anti-dilutive. Under the reverse merger accounting (discussed in Note 2, “ACQUISITION AND MERGER” below), shares issued in the transaction are shown as outstanding for all periods presented. Accordingly, the potential common shares for the period ended March 31, 2004 were also 11,559,922, and this amount has been used in the diluted earnings per share calculation for the quarterly period of the prior year.

Stock-based compensation

The Company has stock based employee compensation plans, which are described more fully in Note 3. The Company accounts for stock based compensation using the fair value method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation,” and related interpretations. No options or awards have been granted under the current plans. The Company accelerated the vesting and assumed the outstanding options of the predecessor plan (“fixed stock option plan”) of CSI – South Carolina in connection with the reverse merger. No additional options will be issued under this fixed stock option plan The Company has recognized compensation cost for its fixed stock option plan as all options granted under the plan had an exercise price less than the estimated market price of the underlying common stock on the date of grant.

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

The significant merger related activity in the order it occurred is as follows:

Purchase of VerticalBuyer shell company	$(415,024)
CSI – South Carolina redemption of options for common stock	(899,144)
Initial cash payment of portion of CSI - South Carolina $3,460,000 dividends declared to shareholders	(960,000)
Proceeds from sale of warrants in merger	5,042,250
Proceeds from issuance of subordinated note to Barron	1,875,200
Payment of remaining outstanding dividends declared, from warrant proceeds	(2,500,000)
Payment on one of the two sets of subordinated notes ($3,624,800) and ($1,875,200) issued to shareholders in connection with merger	(3,624,800)
Payment of debt issuance costs for $3,000,000 revolving credit facility	(83,800)
Initial borrowings under revolving credit facility	1,500,000
Payment on second set of shareholder and Barron’s notes, from loan proceeds	(1,500,000)

Net effect of merger transactions on cash, and cash used for financing activities	$(1,565,318)

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

Redemption of Options. Prior to the merger, CSI – South Carolina, for $899,144, redeemed options to purchase 797,403 shares, as allowed for under a stock option plan which had provided to certain non-executive employees options to purchase 1,065,746 shares of common stock, representing 73.34% of the 1,006,538 options then outstanding. Pursuant to the plan, the option holders retained the remaining portion of their options.

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

Following the merger, the former majority shareholders of CSI – South Carolina as a group hold 96% of the voting stock of the Company, occupy two of five board seats with the remaining three seats being filled by independent directors, and retain senior management positions of the combined company. Preferred stock issued subsequent to the merger sold to assist with the payment for shares and dividends payable to the CSI – South Carolina shareholders, cannot be converted to common stock in excess of 4.99% ownership within a period of 60 days, and thus no common stock is deemed beneficially owned by the preferred stockholder pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In addition, the preferred stock has no voting rights (except under limited circumstances under Delaware law) and generally no provisions granting rights with respect to the governance of the Company. Accordingly, under SFAS No. 141 “Business Combinations,” the merger of CSI—South Carolina into us was considered to be a reverse acquisition, whereby CSI – South Carolina is considered to be the acquirer even though it is not the surviving corporation. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. The assets and liabilities of VerticalBuyer would have been recorded at fair value, but no assets or liabilities existed at the time of acquisition;, and, accordingly, no goodwill is recorded. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition are expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and our activities (activities of VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI-South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

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

GAAP requires that in the case of thinly traded stock, management assess, among other factors, whether the market quoted price is representative of the price which would be effective were all shares issued in connection with various transactions, which would include having significant additional shares and liquidity in the market. Following consultation with accounting and valuation experts, management has used a cashflow based stock value computation based on comparisons to peer public companies and the market value of their shares near the date of the Company’s preferred stock and warrant transaction. The Company has used these comparables to calculate a per share market value of its shares as a public company with significant stock liquidity (the “Adjusted Market Value”).

The Adjusted Market Value of the shares has been used in the Black-Scholes calculation for valuing the warrants. Because the registration rights agreement contained a liquidated damages clause, the warrants are considered a liability under derivative accounting (see further discussion under the “Warrants” section below). The principles used under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” require that the proceeds be allocated first to the liability portion of an instrument based on its market value and the remaining proceeds assigned to the equity portion. As the market value of the warrants exceeded the proceeds from the preferred shares and warrants offering, no proceeds, except for the par value of $7,218 were allocated to the preferred stock.

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

As a result of the registration rights agreement that contained a liquidated damages clause, the Company is required to follow EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see Note 6). In light of the required accounting treatment under EITF 00-19, the amount of proceeds allocated to the issuance of warrants (as discussed in the section entitled “Preferred Stock Purchase Agreement” immediately above) was recorded as a liability as of the date of the transaction. In addition, the difference between the amount allocated to the issuance of warrants and the market value of the warrants based on the Black-Scholes valuation method as of March 31, 2005 was recorded in the statement of operations in the line “Unrealized loss on financial instrument” in the Statement of operations and as an adjustment to the line “Financial Instrument” in our Balance Sheet, to restate the warrants to current market value as of that date. In each period thereafter, including the current quarter, the financial instrument is marked to market and changes in the value are recorded as adjustments in the Statement of Operations (see also Note 6).

Subordinated Promissory Notes. In connection with the merger, CSI issued six subordinated promissory notes payable, respectively, to Barron and the five former shareholders of CSI – South Carolina. All such notes are pari passu and rank equally in right of payment in the event of bankruptcy or liquidation of CSI, or similar events, and are subordinated in right of payment to all other non-subordinated debt of CSI. Payments of principal and interest may be paid as agreed under such subordinated notes, so long as, generally, CSI is not in default under any of its senior indebtedness.

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

Merger Expenses and Other. Expenses for the merger consisted of legal and professional fees, commissions and compensation expense related to the merger. Of the $759,283 in fees paid, $275,000 was paid to a third-party broker, Liberty Company, LLC, as a commission for its assistance in the preferred stock sale and warrant issuance. No commission was paid to Barron, the investment group which purchased the preferred stock and received the warrants. The remaining fees of $484,283 consisted of merger related fees paid principally for legal and accounting services.

Compensation expense related to the early redemption of stock options of $631,174, consisting of $899,144 cash compensation less unearned compensation expense of $267,970 eliminated upon the redemption. Related payroll benefit costs of $47,766, were also paid by CSI – South Carolina and are included in the line item “Other selling, general and administrative expenses” in CSI’s Consolidated Statements of Operations for the three months ended March 31, 2005.

NOTE 3 – STOCK COMPENSATION PLAN, WARRANTS AND ADDITIONAL PAID-IN-CAPITAL

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

In connection with and immediately prior to the merger with VerticalBuyer, CSI – South Carolina, for $899,144, redeemed options to purchase 797,403 shares. This was allowed for under the above stock option plan which had provided to certain non-executive employees options to purchase 1,065,746 shares of common stock, representing 73.34% of the 1,006,538 options then outstanding. Compensation expense related to the early redemption of stock options was $631,174, consisting of the $899,144 cash payment less unearned compensation expense of $267,970 eliminated upon the redemption. Employer FICA and medicare, and additional expenses related to this transaction totaling $47,766, were also paid by CSI – South Carolina. Pursuant to the plan, the option holders retained the remaining 268,343 options. The board of directors of the surviving corporation, CSI, at its discretion, provided that the options would be assumed and exercisable for shares of CSI common stock at the exchange ratio applicable to the five CSI – South Carolina shareholders in the merger.

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

In February of 2005, the Company issued 7,217,736 warrants exercisable for common stock to Barron as part of a preferred stock financing. The warrants have a term of five years. The Company used a fair-value option pricing model to value these stock warrants. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the value of these warrants has been recorded as a liability in the current liabilities section of the consolidated balance sheet until the Company has obtained an effective registration statement. Upon the effectiveness of the registration statement, the value of the shares may be recorded as additional paid-in capital.

The following tables summarize the warrants and Additional paid-in capital for the period:

(a) Warrants

The following summarizes the warrant activity for the affected periods:

Detail	Black-Scholes Valuation ($)	Number of Warrants	Exercise Price	Expiration
Balance December 31, 2004		—
Barron Warrant Group 1	$4,511,085	3,608,868	$1.3972	February 11, 2010
Barron Warrant Group 2	3,608,868	3,608,868	$2.0958	February 11, 2010

Balance March 31, 2005	$8,119,953	7,217,736

(b) Additional paid-in-capital

Included in additional paid-in-capital are the following items:

Detail
Additional paid-in capital related to common stock	$77,368
Warrants(1)	—

Balance March 31, 2005	$77,368

(1)	Recorded in the Company’s Balance Sheet as a liability under the line item “Financial instrument” due to a cash liquidated damages penalty in a Registration Rights Agreement entered into in connection with the issuance of the warrants, until such time as the registration of the shares becomes effective, or the Registration Rights Agreement is appropriately amended as discussed previously and in Note 6 “Financial Instrument” below.

NOTE 4 – LONG-TERM AND SHORT-TERM DEBT AND OFF-BALANCE SHEET INSTRUMENTS

On March 17, 2005, CSI entered into a revolving credit facility with a financial institution. Fees for the transaction were $83,800. The $3,000,000 facility allows the Company to borrow up to 80% of accounts receivable balances. The total balance borrowed may not to exceed $3,000,000. Loans bear interest at Libor rate plus 0.275% (5.61% at March 31, 2005), payable monthly and mature on March 17, 2006. The facility is collateralized by substantially all the assets of the Company. Immediately upon entering into the loan agreement, the Company borrowed $1,500,000, which remains outstanding at March 31, 2005 and was used for the paydown of a portion of the subordinated notes issued in connection with the merger. There was $340,406 available under the facility as of March 31, 2005. Under the facility, CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement, require the achievement of a debt to EBITDA (“Earnings Before Interest Taxes, Depreciation and Amortization” a non-GAAP, financial measure which takes GAAP net income and adds back in interest, taxes, depreciation and amortization) ratio of not more than 2.5:1 measured on a quarterly rolling twelve months by June 30, 2005, EBITDA of not less than $2,000,000 by year-end 2005 and a minimum tangible net worth of $1,500,000 including subordinated debt by year-end 2005. As of the end of the current quarter, the Company would not meet these requirements, and while management is optimistic we will meet these requirements, there can be no guarantee we will do so by the effective dates prescribed in the covenants.

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

As a result of such accounting treatment for the warrants as a liability, our net worth is reduced at March 31, 2005 from a net worth of approximately $500,000 to a deficit of $7.7 million. When we entered into our $3 million bank revolving credit facility on March 17, 2005, the accounting for the warrants described above was not anticipated. As a result, the Company, as a condition to such loan arrangement, represented that it had a net worth of $600,000 or greater, counting as equity for the purposes of such calculation subordinated indebtedness of $2.3 million. Taking into account the new accounting treatment for the warrants, we now believe that the representation of a minimum net worth of $600,000 made at the closing of the credit facility was not correct and that we may be in technical default under our bank credit facility as a result. The bank has granted us a waiver with respect to any such default until June 30, 2005. Pursuant to the waiver, we are obligated to achieve a minimum net worth of $600,000 or more as of such date and at quarter end thereafter, again counting subordinated debt as equity for the purposes of such calculation. The waiver is filed as Exhibit 99.1 to this report and incorporated into this item by this reference. As discussed in Part I, Item 2, we are currently in negotiations with the holder of the preferred stock and warrants to amend the liquidated damages provisions contained in the Registration Rights Agreement in such a way as to eliminate the current accounting treatment which causes the warrants to be classified as a liability. Likewise, such accounting treatment would be eliminated upon the registration statement which is the subject of the Registration Rights Agreement becoming effective with the SEC and thereby foreclosing during the period of such effectiveness the operation of the liquidated damages provisions. Although management anticipates that through one or both of these alternatives it will be able to eliminate the current accounting for the warrants and comply with the requirements of the bank waiver by June 30, 2005, we can give no assurances that we will in fact successfully comply with the requirements of the bank waiver and avoid again being in default under our bank credit facility.

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

NOTE 6 – FINANCIAL INSTRUMENT

In February of 2005, the Company issued 7,217,736 warrants to Barron Partners LP as part of a preferred stock financing. The warrants have a term of five years. The Company used a fair-value option pricing model to value these stock warrants. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the value of these warrants has been recorded as a liability under the heading “Financial Instrument” in the current liabilities section of the consolidated balance sheet until the Company has obtained an effective registration statement. Upon the effectiveness of the registration statement, the value of the shares may be recorded as additional paid-in capital. In light of the required accounting treatment under EITF 00-19, the entire portion of the proceeds of the preferred stock financing, except for the par value of the preferred stock, were allocated to warrants and recorded as a liability. The Company is also required to value the fair market price of the financial instrument as of the end of each reporting period. The Company believes the amount recorded for the financial instrument as of March 31, 2005 approximates fair value. The changes in market value (subsequent to the initial recording of the liability based on the allocation of proceeds) have been recorded as adjustments in the line “Unrealized loss on financial instrument” in the Statement of Operations for the period ended March 31, 2005.

The preferred stock transaction was entered into in accordance with a registration rights agreement. The agreement contains a liquidated damages clause which requires cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock does not become effective by June 11, 2005. Since the liquidated damages are payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) exists until the registration is made effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been recorded as a liability on the balance sheet. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $7.7 million.

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

Software applications division

	Three Months Ended
	March 31, 2005	March 31, 2004
NET SALES AND SERVICE REVENUE	$986,749	$1,130,771
SEGMENT INCOME	$197,489	$455,848
SEGMENT ASSETS	$2,074,069	$2,022,323

Technology solutions division

	Three Months Ended
	March 31, 2005	March 31, 2004
NET SALES AND SERVICE REVENUE	$3,105,555	$2,381,307
SEGMENT INCOME (LOSS)	$190,445	$(78,677)
SEGMENT ASSETS	$3,430,441	$2,790,101

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per Statement of Operations (GAAP measure):

	Three Months Ended
	March 31, 2005	March 31, 2004
Segment income (loss):
Software applications division	$197,489	$455,848
Technology solutions division	190,445	(78,677)

TOTAL SEGMENT INCOME (LOSS)	387,934	377,171
Less: Merger costs (legal and accounting fees and option compensation)	1,438,223	—
OPERATING INCOME (LOSS) Per Statement of Operations	$(1,050,289)	$377,171

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

Acquisitions

We believe our markets contain a number of attractive acquisition candidates and foresee expanding through acquisitions of one or more of the following types of organizations:

•	Cabling and infrastructure -. CSI currently outsources cabling services;

•	Commercial (Fortune 100) and Commercial (Small Business) focus products and services - many of CSI’s current technology solutions translate to the corporate market, especially IP telephony, IP surveillance, video conferencing and network security;

•	High level professional services (consulting) - this type of acquisition would enhance CSI’s offering of technology planning and project management.

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

Significant Accounting Issue and Subsequent Event Affecting Basis of Presentation.

In the series of transactions referred to in “Organization” above and in Note 2, “ACQUISITION AND MERGER,” CSI issued warrants to Barron in connection with the issuance of preferred stock. The preferred stock transaction was entered into in accordance with a registration rights agreement. The agreement contains a liquidated damages clause which requires cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock does not become effective by June 11, 2005. Since the liquidated damages are payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) exists until the registration is made effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been allocated to the warrants and recorded as a liability on the balance sheet until the Company’s registration statement on Form SB-2 becomes effective. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $7.7 million. (See also Note 6.)

It was not the intent by either party to the transaction (CSI or Barron) that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than equity. The Company is in the process of negotiating an amendment to the liquidated damages provisions of the Registration Rights Agreement to eliminate the accounting treatment of the proceeds (net of par value) as a liability. If successful, the liability will be reclassed to equity and, assuming continued earnings from operations, our reported shareholders’ deficit would be eliminated.

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

Since the liquidated damages are payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) exists until the registration is made effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been allocated to the warrants and recorded as a liability on the balance sheet. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $7.7 million. (See also Note 6.)

It was not the intent by either party to the transaction (CSI or Barron) that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than equity. The Company is in the process of negotiating an amendment to the liquidated damages provisions of the Registration Rights Agreement to eliminate the accounting treatment of the proceeds (net of par value) as a liability. If successful, the liability will be reclassed to equity and, assuming continued earnings from operations, our reported shareholders’ deficit would be eliminated.

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
Gross Profit:
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

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
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

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Sales			$724,248
Hardware costs			(406,803)
Salaries & wages			(39,058)
Other miscellaneous			(9,308)

			$269,079

Sales and Salaries & Wages increased primarily due to additional hardware and related engineering services sold and related additional wages incurred.

Interest and other income and expenses

Interest expense increased $37,445 in the first quarter of 2005 compared to the first quarter of 2004 due to the addition of borrowing in connection with the reverse acquisition. Unrealized loss on warrants increased $3,084,921, due to an increase in the market value of the warrants based on the Black-Scholes valuation method.

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

In addition to the changes related to the merger transaction, the following additional significant non-cash changes impacted the balance sheet. The Financial instrument (warrants) increased significantly from the initial allocation of proceeds from the preferred stock and warrants issuance and an increase in the market value of the warrants.

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

As a result of such accounting treatment for the warrants as a liability, our net worth is reduced at March 31, 2005 from a net worth of approximately $500,000 to a deficit of $7.7 million. When we entered into our $3.0 million bank revolving credit facility on March 17, 2005, the accounting for the warrants described above was not anticipated. As a result, the Company, as a condition to such loan arrangement, represented that it had a net worth of $600,000 or greater, counting as equity for the purposes of such calculation subordinated indebtedness of $2.3 million. Taking into account the new accounting treatment for the warrants, we now believe that the representation of a minimum net worth of $600,000 made at the closing of the credit facility was not correct and that we may be in technical default under our bank credit facility. The bank has granted us a waiver with respect to any such default until June 30, 2005. Pursuant to the waiver, we are obligated to achieve a minimum net worth of $600,000 or more as of such date and at quarter end thereafter, again counting subordinated debt as equity for the purposes of such calculation. The waiver is filed as Exhibit 99.1 to this report and incorporated into this item by this reference. As discussed in Part I, Item 2, we are currently in negotiations with the holder of the preferred stock and warrants to amend the liquidated damages provisions contained in the Registration Rights Agreement in such a way as to eliminate the current accounting treatment which causes the warrants to be classified as a liability. Likewise, such accounting treatment would be eliminated upon the registration statement which is the subject of the Registration Rights Agreement becoming effective with the SEC and thereby foreclosing during the period of such effectiveness the operation of the liquidated damages provisions. Although management anticipates that through one or both of these alternatives it will be able to eliminate the current accounting for the warrants and comply with the requirements of the bank waiver by June 30, 2005, we can give no assurances that we will in fact successfully comply with the requirements of the bank waiver and avoid being in default under our bank credit facility.

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

In making our assessments of a fully-funded business plan, we have considered:

•	cash and cash equivalents on hand or available to our operations of $1.1 million at March 31, 2005;

•	expected cash flow from operations;

•	the anticipated level of capital expenditures of $120,000;

•	software development costs of $800,000; and

•	our scheduled debt service.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1	Waiver letter agreement between the Company and RBC Centura Bank dated May 19, 2005 (previously filed in the Computer Software Innovations, Inc. Form 10-QSB filed on May 20, 2005).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: August 22, 2005	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer
(On behalf of the Company and as
Chief Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1	Waiver letter agreement between the Company and RBC Centura Bank dated May 19, 2005 (previously filed in the Computer Software Innovations, Inc. Form 10-QSB filed on May 20, 2005).