Form 10QSB
period 2005-06-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2005-08-22
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,631,786 as of August 18, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
REVENUES
Software applications division	$1,142,039	$1,104,191	$2,128,788	$2,234,962
Technology solutions division	6,156,389	6,823,080	9,261,944	9,204,387

Net sales and service revenue	7,298,428	7,927,271	11,390,732	11,439,349

COST OF SALES
Software applications division	131,102	166,710	236,997	217,216
Technology solutions division	3,732,409	4,852,477	5,678,551	6,396,223

Total cost of sales	3,863,511	5,019,187	5,915,548	6,613,439

Gross profit	3,434,917	2,908,084	5,475,184	4,825,910

OPERATING EXPENSES
Salaries and wages and benefits (excluding stock-based compensation)	1,570,834	1,512,670	3,007,206	2,786,006
Stock option compensation	—	—	631,174	—
Reverse acquisition costs	—	—	759,283	—
Professional and legal compliance costs	220,303	—	220,303	—
Travel and mobile costs	179,390	165,053	340,525	328,767
Depreciation and amortization	151,049	135,047	314,672	270,094
Deferred software costs	(125,813)	(139,962)	(327,074)	(279,924)
Other selling, general and administrative expenses	183,337	146,207	323,567	254,727

Total operating expenses	2,179,100	1,819,015	5,269,656	3,359,670

Operating income	1,255,817	1,089,069	205,528	1,466,240

OTHER INCOME (EXPENSE)
Interest income	—	2,569	6,023	6,835
Interest expense	(77,199)	—	(114,644)	—
Gain on disposal of property and equipment	—	—	100	—
Unrealized loss on financial instrument	(108,266)	—	(3,193,188)	—

Net other income (expense)	(185,465)	2,569	(3,301,709)	6,835

Income (loss) before income taxes	1,070,352	1,091,638	(3,096,181)	1,473,075

INCOME TAX EXPENSE (BENEFIT)	481,762	496,849	(1,235,328)	617,417

NET INCOME (LOSS)	588,590	594,789	(1,860,853)	855,658

BASIC EARNINGS (LOSS) PER SHARE	$0.22	$0.23	$(0.71)	$0.33

DILUTED EARNINGS (LOSS) PER SHARE	$0.05	$0.05	$(0.71)	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	2,631,786	2,631,786	2,631,786	2,631,786

– Diluted	12,474,658	12,474,658	2,631,786	12,379,346

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS

CURRENT ASSETS
Cash and equivalents	$—	$3,656,477
Accounts receivable	5,827,697	2,362,304
Prepaid expenses	119,850	8,007
Inventories	168,729	—
Taxes receivable	15,301	—
Deferred Income Taxes	1,277,275	—

Total current assets	7,408,852	6,026,788

PROPERTY AND EQUIPMENT, net	176,829	143,451

COMPUTER SOFTWARE COSTS, net	829,190	756,788

OTHER ASSETS	500	500

	$8,415,371	$6,927,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,584,717	$773,825
Deferred revenue	2,098,845	1,212,898
Deferred tax liability	280,397	212,630
Taxes payable	—	309,753
Bank line of credit	1,051,000	—
Financial instrument	8,228,220	—

Total current liabilities	13,243,179	2,509,106

SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS	2,250,400	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value 40,000,000 shares authorized; 2,631,786 shares issued and outstanding	2,632	80,000
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 7,217,736 shares issued and outstanding	7,218	—
Additional paid-in capital	77,368	—
Retained earnings (deficit)	(7,165,426)	4,070,451
Unearned stock compensation	—	267,970

Total shareholders’ equity (deficit)	(7,078,208)	4,418,421

	$8,415,371	$6,927,527

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Stock Compensation	Total
Balances at December 31, 2004	$80,000	$—	$—	$4,070,451	$267,970	$4,418,421

Purchase of VerticalBuyer shell	—	—	—	(415,024)	—	(415,024)
Stock option compensation	—	—	—	—	631,174	631,174
Redemption of stock options	—	—	—	—	(899,144)	(899,144)
Dividends paid	—	—	—	(3,460,000)	—	(3,460,000)
Exchange and cancellation of CSI common stock	(80,000)	—	80,000	—	—	—
Addition of VerticalBuyer shares as a result of reverse acquisition accounting	454	—	(454)	—	—	—
Exchange and cancellation of VerticalBuyer stock held by CSI prior to merger	(349)	—	349	—	—	—
Issuance of VerticalBuyer common stock in exchange for CSI common stock and CSI’s pre-merger VerticalBuyer stock	2,527	—	(2,527)	—	—	—
Purchase of preferred stock by Barron	—	7,218	—	—	—	7,218
Dividends declared to shareholders upon Merger	—	—	—	(5,500,000)	—	(5,500,000)
Net loss for six months ended June 30, 2005	—	—	—	(1,860,853)	—	(1,860,853)

Balances at June 30, 2005	$2,632	$7,218	$77,368	$(7,165,426)	$—	$(7,078,208)

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2005	June 30, 2004
OPERATING ACTIVITIES
Net income (loss)	$(1,860,853)	$855,658
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	314,672	270,094
Stock option compensation expense	631,174	—
Deferred income taxes	(1,209,508)	—
Gain on disposal of fixed assets	(100)	—
Unrealized loss on financial instrument	3,193,188	—
Changes in deferred and accrued amounts
Accounts receivable	(3,465,393)	(3,777,653)
Inventories	(168,729)	152,785
Prepaid expenses and other assets	(28,043)	(15,393)
Accounts payable	810,892	2,011,715
Deferred revenue	885,947	741,370
Taxes payable (receivable)	(325,054)	80,909

Net cash provided by (used for) operating activities	(1,221,807)	319,485

INVESTING ACTIVITIES
Purchase of property and equipment	(93,278)	(74,422)
Capitalization of computer software	(327,074)	(278,214)

Net cash used for investing activities	(420,352)	(352,636)

FINANCING ACTIVITIES
Net borrowings under line of credit	1,051,000	—
Payment of debt issuance costs	(83,800)	—
Proceeds from notes payable to shareholders	1,875,200	—
Repayments under notes payable to shareholders	(1,500,000)	—
Dividends paid	(3,460,000)	—
Redemption of stock options	(899,144)	—
Purchase of VerticalBuyer shell	(415,024)	—
Payments for purchase of stock from shareholders	(3,624,800)	—
Proceeds from issuance of preferred stock and related warrants	5,042,250	—

Net cash used for financing activities	(2,014,318)	—

Net decrease in cash and cash equivalents	(3,656,477)	(33,151)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,656,477	1,755,724

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,722,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	12,512	—
Income Taxes	$308,500	$536,508

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Description of business

Computer Software Innovations, Inc. (“CSI,” “Company,” “we” or “us”) is engaged in the business of development, sales, deployment and ongoing support of internally developed software applications. The Company is also engaged in providing technology solutions through the sales and distribution of computers, telephony, video conferencing, surveillance and instructional equipment and accessories and through offering a wide range of technology consulting services, including network and systems integration and computer support and maintenance services. The Company currently markets its products and services to a wide variety of governmental, education and not-for-profit entities in the Southeastern United States. The majority of the Company’s business is with local governmental agencies and kindergarten through high school education entities.

Organization

CSI, (formerly VerticalBuyer, Inc.), a Delaware corporation, was incorporated on September 24, 1999. The Company currently trades in the over the counter market and is reported on the OTC Bulletin Board under the symbol “CSWI.OB.”

In the first quarter of 2005, we concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into us, and our issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer.”

The series of transactions was accounted for as a reverse acquisition, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” with CSI – South Carolina being designated for accounting purposes as the acquirer, and the surviving corporation, VerticalBuyer, Inc., being designated for accounting purposes as the acquiree. The assets of CSI – South Carolina as the accounting acquirer were recorded at their historical costs. The assets and liabilities of VerticalBuyer as the acquiree would have been recorded at fair value, but no assets or liabilities existed at the date of acquisition; and, accordingly, no goodwill was recorded in connection with the reverse acquisition. Costs associated with the reverse merger are expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and our activities are included only from the date of the transaction forward. Shareholders’ equity of CSI – South Carolina, after giving effect for differences in par value, has been carried forward after the transaction.

The series of transactions culminating in the reverse acquisition and related financing are detailed in Note 2. “ACQUISITION AND MERGER.”

Basis of presentation

The consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. CSI Technology Resources Inc., was acquired by CSI on May 1, 2000, and became the technology services division of CSI. This subsidiary no longer has any significant operations or separate accounting, as all activities are now accounted for within CSI, except that certain vendor contracts are still in the name of CSI Technology Resources, Inc. At a future date, the name on these contracts may be converted and the subsidiary deactivated, subject to a review of any tax or legal implications. The consolidated balance sheet and the related statements of operations, capital accounts and cash flows are unaudited. Intercompany balances and transactions have been eliminated. The Company uses the accrual basis of accounting. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America.

Significant Accounting Issue and Potential Subsequent Event Affecting Basis of Presentation.

In the series of transactions referred to in “Organization” above and in Note 2, “ACQUISITION AND MERGER,” CSI issued warrants to Barron in connection with the issuance of preferred stock. The preferred stock transaction was entered into in accordance with a registration rights agreement. The agreement contains a liquidated damages clause which requires cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock does not become effective by June 11, 2005. Extra time has been required of the Company to consult with accounting, valuation and regulatory experts due to recent accounting guidance related to the registration rights agreement, and its liquidated damages clause. In recognition of the changes in guidance and the Company’s efforts to address them, Barron has extended, until September 30, 2005, the deadline by which the Company’s registration should become effective to avoid cash penalties. Since the liquidated damages are payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) exists until the registration is made effective. EITF 00-19 and current guidance consider the liquidated damages as an embedded part of the financial agreement creating the warrants. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been allocated to the warrants and recorded as a liability under the caption “Financial instrument” on the balance sheet until the Company’s registration statement on Form SB-2 becomes effective. In addition, the Company is required to adjust the warrants to fair market value as of the end of each period. The difference is reported in “Other income (expense)” in the Statement of Operations. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $7.1 million. (See also Note 6.)

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

We will utilize our best efforts to complete the shares registration and renegotiate the registration rights agreement. However, there can be no assurance we will be successful in these efforts. (See also a detailed discussion of the potential impact on liquidity and cash flows in Part I, Item 2.)

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

Earnings (loss) per share

Basic earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding during the period. All share amounts have been adjusted to give effect for the reverse stock split and change in number of shares in connection with the exchange of equity interests as a result of the reverse acquisition, by including all shares issued in the transaction as outstanding in the calculations for all periods presented, except where inclusion is anti-dilutive. Potential common shares were 9,842,872 for the quarter ended June 30, 2005 (consisting of shares underlying the preferred stock, warrants and options of 7,217,736, 2,369,361 and 255,776, respectively), and 9,747,560 for the six months ended June 30, 2005 (consisting of shares underlying the preferred stock, warrants and options of 7,217,736, 2,274,294 and 255,529, respectively). The shares underlying the outstanding warrants and options of 7,217,736 and 268,343, respectively, were outstanding for both the quarterly and six month periods ended June 30, 2005 and are reduced by application of the treasury stock method which assumes the proceeds from the exercise of the warrants and options are used to buy back shares off the market thereby reducing the number of outstanding shares for the earnings per share calculation. Generally accepted accounting principles (“GAAP”) require that in the case of thinly traded stock, management assess among other factors whether the market quoted price is representative of the price which would be effective were all shares issued in connection with various transactions, which would include the issuance of significant additional shares in dilutive transactions. Following consultation with accounting and valuation experts and applying the principle of conservatism, which is a basis of the dilution calculation under GAAP, management uses the higher of a cashflow based stock value computation based on comparisons to peer public companies, or the quoted market price, on a weighted average basis, for the repurchase of shares in the diluted earnings per share calculation. Once management, in consultation with its accounting and financial experts considers the stock no longer thinly traded, management will use the quoted market price exclusively.

The 9,747,560 potential common shares are not used in the calculation of diluted loss per share for the six months period ended June 30, 2005 as the effect would be anti-dilutive. Under the reverse merger accounting (discussed in

Note 2, “ACQUISITION AND MERGER” below), shares issued in the transaction are shown as outstanding for all periods presented. Accordingly, the potential common shares for the six month period ended June 30, 2004 were also 9,747,560, and this amount has been used in the diluted earnings per share calculation for the quarterly and six months periods of the prior year.

Stock-based compensation

The Company has stock based employee compensation plans, which are described more fully in Note 3. The Company accounts for stock based compensation using the fair value method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation,” and related interpretations. No options or awards have been granted under the current plans. The Company accelerated the vesting and assumed the outstanding options of the predecessor plan (“fixed stock option plan”) of CSI in connection with the reverse merger. No additional options will be issued under this fixed stock option plan. The Company has recognized compensation cost for its fixed stock option plan as all options granted under the plan had an exercise price less than the estimated market price of the underlying common stock on the date of grant.

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

The Company’s financial instruments also include a financial instrument in which a valuation for the warrants from the Barron Partners LP preferred stock financing agreement contained a registration rights agreement which contained a liquidating damages provision. Accordingly, a fair-value option pricing model was used to determine the fair value of those warrants which are classified as a financial instrument in the current liabilities section of the consolidated balance sheet. (See also Note 1, “Significant Accounting Issue and Subsequent Event Affecting Basis of Presentation” and Note 6.)

NOTE 2 – ACQUISITION AND MERGER

In the first quarter of 2005, we concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into us, and our issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer.”

The significant merger related cash activity in the order it occurred is as follows:

Purchase of VerticalBuyer shell company	$(415,024)
CSI – South Carolina redemption of options for common stock	(899,144)
Initial cash payment of portion of CSI - South Carolina $3,460,000 dividends declared to shareholders	(960,000)
Proceeds from sale of preferred stock and warrants in merger	5,042,250
Proceeds from issuance of subordinated note to Barron	1,875,200
Payment of remaining outstanding dividends declared, from warrant proceeds	(2,500,000)
Payment of the first of the two sets of subordinated notes issued to shareholders in connection with merger	(3,624,800)
Payment of debt issuance costs for $3,000,000 revolving credit facility	(83,800)
Initial borrowings under revolving credit facility	1,500,000
Partial payment on second set of shareholder ($1,875,200) and Barron’s ($1,875,200) notes, from loan proceeds	(1,500,000)

Net effect of merger transactions on cash, and cash used for financing activities	$(1,565,318)

In addition to the cash used for financing activities related to the merger, the Company incurred approximately $700,000 in legal and professional fees which were expensed.

The above transactions are described in more detail below.

Change of Control. On January 31, 2005, approximately 77% of the ownership of the Company, known then as VerticalBuyer, Inc. (“VerticalBuyer” or “VBYR”), which had been maintained as a corporate shell since it discontinued operations in September 2001, was acquired by CSI – South Carolina for $415,024.

Reverse Stock Split. On January 31, 2005, the board of directors of VerticalBuyer approved a 40 to 1 consolidation of shares or reverse stock split of its common stock in contemplation of a potential merger of VBYR with CSI – South Carolina. The reverse stock split was paid effective February 11, 2005 to shareholders of record as of February 10, 2005. Pursuant to the reverse stock split, every 40 shares of the VBYR’s common stock issued and outstanding on the record date was converted and combined into one share of post-split shares. The par value of all shares of common stock was maintained at $0.001 per share. No fractional shares were issued, nor was any cash paid in lieu thereof. Rather, all fractional shares were rounded up to the next higher number of post-split shares and the same issued to any beneficial holder of such post-split shares which would have resulted in fractional shares. Accordingly, each beneficial holder of the common stock had the right to receive at least one post-split share.

Redemption of Options. Prior to the merger, CSI – South Carolina, for $899,144, redeemed options to purchase 797,403 shares, as allowed for under a stock option plan which had provided to certain non-executive employees options to purchase 1,065,746 shares of common stock. The 797,403 non-executive employees’ options redeemed represented 73.34% of the 1,006,538 options outstanding at the time of the merger. Pursuant to the plan, the option holders retained the remaining portion of their options.

Declaration of Dividends. Prior to the merger, CSI – South Carolina also declared dividends to its five shareholders totaling $3,460,000, of which $960,000 was paid immediately in cash and $2.5 million was recorded as subordinated dividend notes payable to each stockholder. These subordinated dividend notes payable were paid subsequent to the closing of the transaction and prior to the end of the first quarter from the proceeds of the issuance of preferred stock and warrants discussed below.

Name Change. On February 10, 2005, the VBYR changed its name from “VerticalBuyer, Inc” to “Computer Software Innovations, Inc.,” referred to herein as “CSI” or the “Company.”

Merger Agreement. On February 10, 2005, VBYR entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CSI – South Carolina. The Merger Agreement provided that, upon the terms and conditions set forth in the agreement, CSI – South Carolina would merge into CSI, with CSI continuing as the surviving corporation. The merger and related transactions were consummated on February 11, 2005 via the surrender (and cancellation) of CSI’s shares in VerticalBuyer, representing 73.34% ownership of the common stock of VerticalBuyer before the merger, and an exchange by the five shareholders of CSI – South Carolina of their shares in CSI – South Carolina for shares in VerticalBuyer representing 96% ownership in VerticalBuyer (now known as CSI) following the merger, and the issuance of notes payable to the shareholders, and cash (as detailed below).

SFAS No. 141 “Business Combinations” states that, “In identifying the acquiring entity in a combination effected through an exchange of equity interests, all pertinent facts and circumstances should be considered,” and includes the following as significant factors in the decision process: which of the combining entities’ owners as a group retain the larger portion of voting rights, composition of the governing body and senior management positions, and the terms of the exchange of equity securities.

Following the merger, the former majority shareholders of CSI – South Carolina as a group held 96% of the voting stock of the Company, occupied two of five board seats with the remaining three seats being filled by independent directors, and retained senior management positions of the combined company. Preferred stock issued subsequent to the merger sold to assist with the payment for shares and dividends payable to the CSI – South Carolina shareholders, cannot be converted to common stock in excess of 4.99% ownership within a period of 60 days. In addition, the preferred stock has no voting rights (except under limited circumstances under Delaware law) and generally no provisions granting rights with respect to the governance of the Company. Accordingly, under SFAS No. 141 “Business Combinations,” the merger of CSI – South Carolina into us was considered to be a reverse acquisition, whereby CSI – South Carolina is considered to be the acquirer even though it is not the surviving corporation. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. The assets and liabilities of VerticalBuyer would have been recorded at fair value, but no assets or liabilities existed at the time of acquisition, and, therefore, no goodwill was recorded. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition are expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and our activities (activities of VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI-South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

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

Preferred Stock Purchase Agreement. In connection with the merger, CSI entered into a Preferred Stock Purchase Agreement dated February 10, 2005 (the “Preferred Stock Agreement”) with Barron Partners LP (“Barron”), whereby CSI agreed to issue 7,217,736 shares of its newly created Series A convertible, non-voting preferred stock to Barron in exchange for payment of $5,042,250. Each share of preferred stock is convertible into one share of common stock, subject to certain anti-dilution adjustments. The proceeds of the preferred stock issuance were used to pay the outstanding dividends declared by CSI – South Carolina and a portion of the subordinated notes. Barron has agreed, generally, not to convert at any time its preferred stock into shares of the Company common stock or exercise its warrants to purchase shares of common stock if and to the extent that Barron’s beneficial ownership of CSI common stock would exceed 4.99%, without giving the Company at least 61 days’ advance notice.

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

The Adjusted Market Value of the shares has been used in the Black-Scholes calculation for valuing the warrants. Because the registration rights agreement contains a liquidated damages clause, the warrants are considered a liability under derivative accounting (see further discussion under the “Warrants” section below). The principles used under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” require that the proceeds be allocated first to the liability portion of an instrument based on its fair market value and the remaining proceeds assigned to the equity portion. As the fair market value of the warrants exceeded the proceeds from the preferred shares and warrants offering, no proceeds, except for the par value of $7,218 were allocated to the preferred stock.

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

As a result of the registration rights agreement that contains a liquidated damages clause, the Company is required to follow EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (see Note 6). In light of the required accounting treatment under EITF 00-19, the amount of proceeds allocated to the issuance of warrants (as discussed in the section entitled “Preferred Stock Purchase Agreement” immediately above) was recorded as a liability as of the date of the transaction. In addition, the difference between the amount allocated to the issuance of warrants and the fair market value of the warrants based on the Black-Scholes valuation method as of March 31, 2005 was recorded in the Statement of Operations in the line “Unrealized loss on financial instrument” in the Statement of Operations and as an adjustment to the line “Financial Instrument” in our Balance Sheet, to restate the warrants to fair market value as of that date. In each period thereafter, including the current quarter, the financial instrument is marked to market and changes in the value are recorded as adjustments in the Statement of Operations (see also Note 6).

Subordinated Promissory Notes. In connection with the merger, CSI issued six subordinated promissory notes payable, respectively, to Barron and the five former shareholders of CSI – South Carolina. All such notes are pari passu and rank equally in right of payment in the event of the bankruptcy or liquidation of CSI, or similar events, and are subordinated in right of payment to all other non-subordinated debt of CSI. Payments of principal and interest may be paid as agreed under such subordinated notes so long as, generally, CSI is not in default under any of its senior indebtedness.

The Barron note provides that CSI will pay to Barron $1,875,200, with interest accruing at the prime rate plus two percent. The principal on the note must be paid in full on or before May 10, 2006. Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full. The amount outstanding under this note totaled $1,125,200 at June 30, 2005.

The aggregate principal sum borrowed under the notes payable by CSI to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount borrowed, the terms of the notes are substantially identical to the note payable to Barron. Amounts outstanding under these notes totaled $1,125,200 at June 30, 2005.

Also in connection with the merger, CSI issued five promissory notes payable to the five former shareholders of CSI – South Carolina as additional consideration related to the equity exchange totaling $3,624,800. These amounts were paid immediately following the merger from proceeds from the issuance of the preferred stock and warrants and the $1,875,200 subordinated note issued to Barron.

Merger Expenses and Other. Expenses for the merger consisted of legal and professional fees, commissions and compensation expense related to the merger. Of the $759,283 in fees, $275,000 was paid to a third-party broker, Liberty Company, LLC, as a commission for its assistance in the preferred stock sale and warrant issuance. No commission was paid to Barron, the investment group which purchased the preferred stock and received the warrants. The remaining fees of $484,283 consisted of merger related fees paid principally for legal and accounting services.

Compensation expense related to the early redemption of stock options was $631,174, consisting of $899,144 cash compensation less unearned compensation expense of $267,970 eliminated upon the redemption. Related payroll benefit costs of $47,766, were also paid by CSI – South Carolina. The $631,174 is included in the line item “Stock option compensation” and the $47,766 is included in the line item “Other selling, general and administrative expenses” in CSI’s Consolidated Statements of Operations for the six months ended June 30, 2005.

NOTE 3 – STOCK-BASED COMPENSATION PLAN, WARRANTS AND ADDITIONAL PAID-IN-CAPITAL

The Company assumed in the merger the stock based compensation plan of CSI- South Carolina as described below. The compensation cost that had been charged to income for the plan totaled approximately $5,000 for the three months and approximately $10,000 for the six months ended June 30, 2004. No compensation cost was recorded for the three or six month periods ended June 30, 2005, as all compensation cost related to the 1,006,538 options outstanding as of the beginning of the period had previously been expensed.

At the time of the merger, the CSI – South Carolina plan provided for the granting of options to purchase common stock, with a maximum term of ten years, at the option price on the date of grant. Management determined at the time of grant whether options vested immediately or at the end of a three year vesting period. Under the plan, options for 1,065,746 shares had been granted to employees, of which 59,208 options were cancelled and 1,006,538 were outstanding under the plan at the time of merger.

In connection with and immediately prior to the merger with VerticalBuyer, CSI – South Carolina for $899,144 redeemed options to purchase 797,403 shares pursuant to the terms of the plan. Under such plan, certain non-executive employees had been awarded options to purchase 1,065,746 shares of common stock. The 797,403 non-executive employees’ options redeemed represented 73.34% of the 1,006,538 options outstanding at the time of the merger. Compensation expense related to the early redemption of stock options was $631,174, consisting of the $899,144 cash payment less unearned compensation expense of $267,970 eliminated upon the redemption. Employer FICA and medicare, and additional expenses related to this transaction totaling $47,766, were also paid by CSI – South Carolina. Pursuant to the plan, the option holders retained the remaining 268,343 options. The board of directors of the surviving corporation, CSI, at its discretion, provided that the options would be assumed and exercisable for shares of CSI common stock at the exchange ratio applicable to the five CSI – South Carolina shareholders in the merger.

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003: dividend rate of zero percent for all years, risk-free interest rate of 4.8 percent, expected lives of 10 years, and volatility of 0.35 percent.

VerticalBuyer also had an option plan, with shares available for issuance at the time of the merger. However, all options under the plan had expired, and the plan was cancelled, on March 24, 2005. Subsequent to the end of the first quarter, our board of directors approved a new plan for the award of stock-based compensation to employees, directors and consultants. The plan provides for the award of options, restricted stock or stock appreciation rights at the discretion of the compensation committee of the board of up to an aggregate of 1,100,000 shares. As of the filing date of this report, no awards have been granted or are outstanding under the new plan.

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

The following tables summarize the stock-based compensation, warrants and Additional paid-in capital for the period:

(a) Stock options

No options were issued or exercised during the three or six month periods ended June 30, 2005 or 2004. As of June 30, 2005 and 2004, the Company had the following stock options outstanding:

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268,343	$0.12	November 1, 2012

(b) Warrants

The following summarizes the warrant activity for the affected periods:

Detail	Black-Scholes Valuation ($)	Number of Warrants	Exercise Price	Expiration
Balance December 31, 2004		—
Barron Warrant Group 1	$4,619,352	3,608,868	$1.3972	February 11, 2010
Barron Warrant Group 2	3,608,868	3,608,868	$2.0958	February 11, 2010

Balance June 30, 2005	$8,228,220	7,217,736

(c) Additional paid-in-capital

Included in additional paid-in-capital are the following items:

Detail
Additional paid-in capital related to common stock	$77,368
Warrants(1)	—

Balance June 30, 2005	$77,368

(1)	Recorded in the Company’s Balance Sheet as a liability under the line item “financial instrument” due to a cash liquidated damages penalty in a Registration Rights Agreement entered into in connection with the issuance of the warrants, until such time as the registration of the shares becomes effective, or the registration rights agreement is appropriately amended as discussed previously and in Note 6 “Financial Instrument” below.

NOTE 4 – LONG-TERM AND SHORT-TERM DEBT AND OFF-BALANCE SHEET INSTRUMENTS

On March 17, 2005, CSI entered into a revolving credit facility with a financial institution. Fees for the transaction were $83,800. The $3,000,000 facility allows the Company to borrow up to 80% of accounts receivable balances. The total balance borrowed may not to exceed $3,000,000. Loans bear interest at Libor rate plus 0.275% (5.86% at June 30, 2005), payable monthly and mature on March 17, 2006. The facility is collateralized by substantially all the assets of the Company. Immediately upon entering into the loan agreement, the Company borrowed $1,500,000, which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. There was $1,051,000 outstanding and $1,949,000 available under the facility as of June 30, 2005. Under the facility, CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of a debt to EBITDA (“Earnings Before Interest Taxes, Depreciation and Amortization” a non-GAAP, financial measure which takes GAAP net income and adds back in interest, taxes, depreciation and amortization) ratio of not more than 2.5:1 measured on a quarterly rolling twelve months basis by June 30, 2005, EBITDA of not less than $2,000,000 by year-end 2005 and a minimum tangible net worth of $1,500,000 including subordinated debt by year-end 2005. As of the end of the current quarter, the Company would not have met the minimum tangible net worth requirements, due to the classification of the warrants as a liability as described below, and there can be no assurance that we will do so by the effective dates prescribed in the covenants.

During the preparation of its first quarter unaudited financial statements, the Company determined that pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the value of the warrants issued in conjunction with our preferred stock in February 2005 should be recorded as a current liability on our consolidated balance sheet until the Company has obtained an effective registration statement pursuant to the terms of the registration rights agreement entered into with the holder of the warrants and the preferred stock at the time of issuance. This accounting treatment is explained in more detail in Part I of this report, in Item 1, in footnotes 1, 2, and 6 to our consolidated unaudited financial statements, and in Item 2. Such information is incorporated into this note by reference.

As a result of such accounting treatment for the warrants as a liability, our net worth was reduced at June 30, 2005 from a net worth of $1.2 million to a deficit of $7.1 million. When we entered into our $3 million bank revolving credit facility on March 17, 2005, the accounting for the warrants described above was not anticipated. As a result, the Company, as a condition to such loan arrangement, represented that it had a net worth of $600,000 or greater, counting as equity for the purposes of such calculation subordinated indebtedness of $2.3 million. Taking into account the new accounting treatment for the warrants, we now believe that the representation of a minimum net worth of $600,000 made at the closing of the credit facility was not correct and that we may be in technical default under our bank credit facility as a result. The bank has granted us a waiver with respect to any such default until August 30, 2005. Pursuant to the waiver, we are obligated to achieve a minimum net worth of $600,000 or more as of such date and at quarter end thereafter, again counting subordinated debt as equity for the purposes of such calculation. As discussed in Part I, Item 2, we are currently in negotiations with the holder of the preferred stock and warrants to amend the liquidated damages provisions contained in the registration rights agreement in such a way as to eliminate the current accounting treatment which causes the warrants to be classified as a liability. Likewise, such accounting treatment would be eliminated upon the registration statement which is the subject of the registration rights agreement becoming effective with the SEC and thereby foreclosing during the period of such effectiveness the operation of the liquidated damages provisions. Although management anticipates that through one or both of these alternatives it will be able to eliminate the current accounting for the warrants and comply with the requirements of the bank waiver, we can give no assurances that we will in fact successfully comply with the requirements of the bank waiver and avoid again being in default under our bank credit facility. If the Company remains in technical default of this covenant, in light of management’s ongoing efforts to resolve the issues surrounding the liability classification of the warrants, while not assured, management believes the bank will grant an additional waiver.

As of June 30, 2005, and at August 18, 2005, there were outstanding draws totaling $1,051,000 and $1,261,000, respectively, under our bank credit facility. Pursuant to our agreements with the bank, upon an event of default, it may accelerate and require the repayment of all amounts under the credit facility. It may also decline to make further advances. At June 30, 2005 and August 18, 2005, $1.9 million and $1.4 million respectively, were available for future advances under the facility.

We do not believe that any related default or adverse effect was triggered under any other material agreement of the Company as a consequence of any potential loan default under our bank credit facility described above.

The Company also has subordinated notes payable to shareholders. See Note 2.

As of June 30, 2005, for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

(a) Integrated Tek Solutions Lawsuit

As previously disclosed in a Current Report on Form 8-K dated April 22, 2005 and in our quarterly report on Form 10-QSB for the quarter ended March 31, 2005, on April 4, 2005, Integrated Tek Solutions, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging breach of contract, fraud, negligent misrepresentation and promissory estoppel. We received notice of the suit on April 14, 2005. The action arises out of a letter of intent pursuant to which a predecessor to the plaintiff, Yasup, LLC, and Computer Software Innovations, Inc., a South Carolina Corporation (“CSI – South Carolina”) conducted negotiations relating to a potential acquisition of CSI – South Carolina’s capital stock by Yasup, LLC. Until it merged into us in February 2005, CSI – South Carolina was a privately-held South Carolina corporation.

We received an Amended Complaint on June 3, 2005, which pleading added several new defendants. Some of our officers and directors are named as individual defendants in the suit. These include Nancy K. Hedrick, CEO and Director; Joe G. Black, former CFO; Thomas P. Clinton, Vice President of Sales and Director; Beverly N. Hawkins, Secretary and Vice President of Support Services; and William J. Buchanan, Treasurer and Vice President of Engineering. Ms. Hedrick and Ms. Hawkins and Messrs. Black, Clinton and Buchanan were also officers, directors and the shareholders of CSI - South Carolina. Other defendants in the suit are Alan Marrullier, The Geneva Companies, Inc., Capital Access Group LLC, Barron Partners LP, Liberty Capital LLC, Andrew Worden, Philip Seifert, Ned Gelband and Lee Haskin, against whom allegations of tortuous interference with contractual relations, aiding and abetting a fraud, and breach of contract are asserted. The Amended Complaint seeks damages in the $30 million to $45 million range.

Because several of our officers and directors are named as individual defendants in the lawsuit, the potential exists for conflicts of interest between such officers and directors and the Company. In order to avoid potential conflicts of interest which may arise, the board of directors felt that it was in the best interests of the Company to create a special litigation committee comprised of the disinterested directors of the Company, namely Anthony H. Sobel, Thomas V. Butta and Shaya Phillips. The special litigation committee, formed on July 8, 2005, was delegated the authority to manage the litigation. Furthermore, the special litigation committee has retained independent counsel to represent it with respect to the Integrated Tek Solution, Inc. matter.

On August 15, 2005, we filed and served responsive pleadings consisting of a Verified Answer, and will proceed with discovery. As of June 30, 2005, approximately $30,000 in expense had been incurred related to this action. Except for approximately $10,000 in legal fees estimated for services rendered but not yet paid, no costs related to this action were accrued as of June 30, 2005. We maintain that the plaintiff’s claims are without merit, and intend to vigorously defend the action.

(b) United States Department of Justice Subpoena

The U.S. Department of Justice (Atlanta Antitrust Division) served Computer Software Innovations, Inc. with an April 27, 2005 subpoena duces tecum in Matter No. 60-514191-0017 requesting the Company’s production of documents relating to the federal E-Rate program. It is the Company’s understanding that similar inquiries have been directed to numerous other companies associated with the E-Rate program. No allegations concerning any impropriety by the Company have been made. However, the Antitrust Division’s collection of information from the hundreds of subpoenas it has issued to various E-Rate Program affiliates may eventually result in further inquiry or possible antitrust and/or related allegations. The Company has produced the requested information, and awaits direction from the Antitrust Division as to whether anything further is required of the Company. The Company intends to comply with all further direction, and management does not anticipate any allegations as a result of these inquiries.

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

Upon the effectiveness of the registration statement, the value of the shares may be recorded as additional paid-in capital. In light of the required accounting treatment under EITF 00-19, the entire portion of the proceeds of the preferred stock financing allocated to warrants was recorded as a liability. The Company is also required to value the fair market price of the financial instrument as of the end of each reporting period. The Company used the Black-Scholes model in calculating fair market value and believes the amount recorded for the financial instrument as of June 30, 2005 approximates fair value. The changes in fair market value (subsequent to the initial recording of the liability based on the allocation of proceeds) have been recorded as adjustments in the line “Unrealized loss on financial instrument” in the Statement of Operations for all periods presented.

The preferred stock transaction was entered into in accordance with a registration rights agreement. The agreement contains a liquidated damages clause which requires cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock does not become effective by June 11, 2005. Extra time has been required of the Company to consult with accounting, valuation and regulatory experts due to recent accounting guidance related to the registration rights agreement and its liquidated damages clause. In recognition of the changes in guidance and the Company’s efforts to address them, Barron has extended, until September 30, 2005, the deadline by which the Company’s registration should become effective to avoid cash penalties. Since the liquidated damages are payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) exists until the registration is made effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been recorded as a liability on the balance sheet. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $7.1 million.

It was not the intent by either party to the transaction (CSI or Barron) that the registration rights agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than as equity. The Company is in the process of negotiating an amendment to the liquidated damages provisions of the registration rights agreement to eliminate the accounting treatment of the proceeds (net of par value) as a liability. If successful, the liability will be reclassed to equity and, assuming continued earnings from operations, our reported shareholders’ deficit would be eliminated.

We will utilize our best efforts to complete the shares registration and renegotiate the registration rights agreement. However, there can be no assurance we will succeed in these efforts. (See also a detailed discussion of the potential impact on liquidity and cash flows in Part I, Item 2.)

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

Below is a description of the types of products and services from which each reportable segment derives its revenues.

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

Factors management used to identify our segments:

CSI’s reportable segments are business units primarily responsible for the marketing and sales of different products. In addition to marketing and sales, they are managed separately because of the different products they are responsible for developing, supporting, servicing and distributing.

The line entitled “Segment income (loss)” in the following tables is equal to “Operating income (loss)” as presented in our Consolidated Statements of Operations. In addition, none of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by CSI’s management.

The following tables summarize information about segment profit and loss for the three and six month periods ended June 30, 2005 and 2004 and assets allocated to segments as of June 30, 2005 and 2004.

Software applications division

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
NET SALES AND SERVICE REVENUE	$1,142,039	$1,104,191	$2,128,788	$2,234,962
SEGMENT INCOME (LOSS)	$145,768	$185,343	$343,257	$646,095
SEGMENT ASSETS	$2,888,029	$2,207,283	$2,888,029	$2,207,283

Technology solutions division

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
NET SALES AND SERVICE REVENUE	$6,156,389	$6,823,080	$9,261,944	$9,204,387
SEGMENT INCOME (LOSS)	$1,330,352	$903,726	$1,520,797	$820,145
SEGMENT ASSETS	$6,800,139	$5,742,250	$6,800,139	$5,742,250

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per Statement of Operations (GAAP measure):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Segment income (loss):
Software applications division	$145,768	$185,343	$343,257	$646,095
Technology solutions division	1,330,352	903,726	1,520,797	820,145

TOTAL SEGMENT INCOME (LOSS)	1,476,120	1,089,069	1,864,054	1,466,240
Less: Merger and compliance costs (legal and accounting fees and option compensation)	220,303	—	1,658,526	—
OPERATING INCOME (LOSS) Per Statement of Operations	$1,255,817	$1,089,069	$205,528	$1,466,240

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a developer of software applications and a provider of technology solutions, focused primarily on the needs of organizations that employ fund accounting. Our client base consists principally of municipalities, school districts and local government organizations.

Strategy

Our overall business mission is to deliver innovative software applications and technology solutions backed by high-quality service and support, as we expand our client base. A strong referral base has been key to our success and will continue to play a vital role in our growth. Our focus is on nurturing long-standing relationships with existing customers while establishing relationships with new customers in our current and new geographic regions.

Organization

Prior to January 1, 2005, the Company reported as one operating segment, as the chief operating decision-maker reviewed the results of operations of the Company as a single enterprise.

Currently our business efforts are focused on two key operating segments: internally developed software applications and related service and support (our “Software applications division”), and other technology solutions and related service and support (our “Technology solutions division”). Subsequent to December 31, 2004, the Company has begun reporting separately for these two operating segments. Prior-year amounts have been reclassified to conform to the current period presentation.

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

Technology solutions division

Our technology solutions division has a staff of certified engineers capable of providing a broad range of technology solutions to our client base, including, but not limited to:

•	Technology planning (developing plans to purchase or upgrade computers, telephone equipment, cabling and software);

•	Hardware/software installations;

•	Cabling (installation of wiring and wireless devices to link computer networks and telephones);

•	System integration (installation of computers and configuration of software to enable systems to communicate with and understand each other);

•	Wide area networking (linking a group of two or more computer systems over a large geographic area, usually by telephone lines or the internet);

•	Wireless networking (linking a group of two or more computer systems by radio waves);

•	IP telephony and IP surveillance (sending voice calls and surveillance across the internet using internet protocol (“IP”), a standard method for capturing information in packets);

•	Project management (overseeing installation of computers, telephone equipment, cabling and software);

•	Support and maintenance (using Novell, Microsoft, Cisco and Citrix certified engineers and other personnel to fix problems);

•	System monitoring (proactively monitoring computers and software to detect problems); and

•	Education technologies, including distance learning and classroom learning tools.

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

Acquisitions

We believe our markets contain a number of attractive acquisition candidates and foresee expanding through acquisitions of one or more of the following types of organizations:

•	Cabling and infrastructure. CSI currently outsources cabling services.

•	Commercial (Fortune 100 and Small Business) focus products and services. Many of CSI’s current technology solutions translate to the corporate market, especially IP telephony, IP surveillance, video conferencing and network security.

•	High level professional services (consulting). We believe this type of acquisition would enhance CSI’s offering of technology planning and project management.

Our business strategy provides that we will examine the potential acquisition of companies and businesses within our industry. We will carefully analyze a target’s potential to complement our product mix, expand our existing revenue base, improve our margins, expand our geographic coverage, strengthen our management team and ultimately improve shareholder returns. We are unable to predict the nature, size or timing of any acquisition. We can give no assurance that we will reach agreement or procure the financial resources necessary to fund any acquisition, or be able to successfully integrate or improve returns as a result of any such acquisition.

We continued to pursue potential acquisitions during the interim period. However, the Company has not entered into agreements for which the likelihood of their resulting in an acquisition has been determined by management as of the date of this report as probable other than the merger activity discussed in the section entitled “Recent Developments” below.

Cautionary Statement Regarding Forward-Looking Information

Statements that are not reported financial results or other historical information are forward-looking statements. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors that could cause actual results to differ materially include, but are not limited to, those described under the caption “Cautionary Statement Regarding Forward-Looking Information” in CSI’s annual report on Form 10-KSB for the year ended December 31, 2004, and from time to time, in our other filings with the Securities and Exchange Commission. In addition, other risks could adversely affect us, as it is not possible for us to predict or assess all risks. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.

Critical Accounting Policies and Estimates

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition presented in our unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in CSI’s annual report on Form 10-KSB. CSI’s critical accounting policies and estimates are described under the caption “Critical Accounting Policies and Estimates” in CSI’s annual report on Form 10-KSB.

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

Significant Accounting Issue and Potential Subsequent Event Affecting Basis of Presentation.

In the series of transactions referred to in “Organization” above and in Note 2, “ACQUISITION AND MERGER,” CSI issued warrants to Barron in connection with the issuance of preferred stock. In connection with this issuance, we entered into a registration rights agreement. The agreement contains a liquidated damages clause which requires cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock does not become effective by June 11, 2005. Extra time has been required of the Company to consult with accounting, valuation and regulatory experts due to recent accounting guidance related to the registration rights agreement and its liquidated damages clause. In recognition of the changes in guidance and the Company’s efforts to address them, Barron has extended, until September 30, 2005, the deadline by which the Company’s registration should become effective to avoid cash penalties. Since the liquidated damages are payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) exists until the registration is made effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been allocated to the warrants and recorded as a liability on the balance sheet until the Company’s registration statement on Form SB-2 becomes effective. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $7.1 million. (See also Note 6.)

It was not the intent by either party to the transaction (CSI or Barron) that the registration rights agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than equity. The Company is in the process of negotiating an amendment to the liquidated damages provisions of the registration rights agreement to eliminate the accounting treatment of the proceeds (net of par value) as a liability. If successful, the liability will be reclassified to equity and, assuming continued earnings from operations, our reported shareholders’ deficit would be eliminated.

We will utilize our best efforts to complete the shares registration and renegotiate the registration rights agreement. However, there can be no assurance we will succeed in these efforts. (See also a detailed discussion of the potential impact on liquidity and cash flows in Part I, Item 2.)

See also the application of accounting pronouncements to the merger activity discussed in the “Recent Developments” section below.

Overview of Financial Performance

Our revenues for the second quarter of 2005 were $7,298,428, a decrease of $628,843 or 7.9% compared to the same quarter of the prior year. The decrease was due to a decrease in hardware sales, partially offset by a small increase in software sales. The decrease in hardware sales came primarily from a substantial sale of printers and fax machines, generally lower margin products, which occurred in the prior year, but did not reoccur in the current year. The decline in sales of these relatively low margin products were partially offset by a significant increase in higher margin products, including internet-protocol based telephony products and instructional hardware. This favorable change in product mix resulted in an increase in the gross profit of $526,833 or 18.1% to $3,434,917. Operating income improved from the prior year by $166,748 or 15.3% to $1,255,817. The improvement in operating income was significantly less than the improvement in gross margin due to continuing compliance costs associated with the ongoing efforts of the Company to register shares as agreed in the Company’s sale of preferred shares and warrants (discussed further below) and other public reporting requirements. Modest increases in a variety of other costs, including salaries and wages and travel as a result of expansion of the Company’s geographic sales reach also reduced the impact of the product mix improvements on operating income. Net income decreased $6,199 or 1.0%, to $588,590 due to an unrealized loss on warrants to purchase common stock and increases in compliance and other costs, partially offset by the significant improvement in product mix. Due to the liquidated damages provision in the Company’s registration rights agreement (previously discussed), the outstanding warrants are reported as a liability and adjusted to fair market value each period end, with a corresponding charge to the income statement. This is a non-cash charge, which does not affect cash flows or income from operations. The unrealized loss on the warrants to purchase common stock was $108,266 in the second quarter. Without this item, net income for the six months would have been approximately $100,000 or 17.2% ahead of the same period of the prior year.

Our revenues for the first six months of 2005 were $11,390,732, $48,617 or 0.4% lower than the first six months of 2004. The decrease was due to the significant sale of printers and fax machines in the second quarter of the prior year which did not reoccur in the current year. This decline was almost entirely offset by an improvement in product mix with increased sales of internet-protocol based telephony products and instructional hardware at higher margins, and an increase in support revenues. The favorable change in product mix resulted in an increase in gross profit of $649,274 or 13.5% to $5,475,184. Notwithstanding the improvement in gross profit, operating income decreased from the prior year by $1,260,712 or 86.0% to $202,528 due to the legal and professional fees and option compensation incurred in the first quarter of 2005 in connection with the reverse acquisition (detailed below) and continuing compliance costs associated with the ongoing efforts of the Company to register shares as required by the registration rights agreement with the holder of our preferred shares and warrants and other public reporting requirements (as discussed below). Net income also decreased $(2,716,511) or 317.5% to a net loss of $1,860,853 as a result of the significant reverse acquisition, share registration efforts and compliance costs, and an unrealized loss on warrants to purchase common stock. $3,084,922 of this charge occurred in the first quarter of 2005 and represented the initial markup of the warrants to market following their issuance on February 11, 2005. $108,266 was recorded in the second quarter, for a total charge of $3,193,188 for the six months ended June 30, 2005. Without these special items, warrants and reverse acquisition related costs, net income for the six months would have been approximately $1.9 million or 223.8% ahead of the same period of the prior year.

Consolidated Results of Operations for three months ended June 30, 2005 versus June 30, 2004

The following table and discussion sets forth the change in sales and the major items impacting the change in operating income for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004.

	Three Months Ended
	June 30, 2005	June 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$7,298,428	$7,927,271	$(628,843)
OPERATING INCOME	1,255,817	1,089,069	166,748

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(628,843)
Hardware Costs			1,120,068
Other			35,608
Operating Expenses:
Salaries, wages and benefits			(58,164)
Professional and legal compliance costs			(220,303)
Travel and mobile costs			(14,337)
Depreciation and amortization			(16,002)
Deferred software costs			(14,149)
Other SG&A expenses			(37,130)

			$166,748

Revenue

Our revenues for the second quarter of 2005 were $7,298,428, a decrease of $628,843 or 7.9% compared to the same quarter of the prior year. This net decrease includes a $666,691 or 9.8% decrease in hardware sales and services through the technology solutions division and a $37,848 or 3.4% increase in software sales and services through the Software solutions division. The decrease in the Technology solutions division came from a decrease in sales of lower margin printers and faxes partially offset by increases in the sales of higher margin internet protocol based telephone products and instructional hardware. The increase in the Software solutions division was due to an increase in support contract revenue partially offset by a decline in new software sales from the temporary reduction in sales staff earlier in the year. Late in the second quarter the Company hired several additional software sales personnel to eliminate the temporary reduction and to expand its geographic reach.

Gross Profit

Gross profit was $3,434,917 for the second quarter of 2005, an increase of $526,833 or 18.1% over the same period of the prior year. The gross margin percentage for the second quarter was 47.1% in 2005 versus 36.7% in 2004. The increase in margin is attributed to the favorable change in product mix. Hardware (Technology solutions division) sales of relatively high margin products increased during the quarter while the sale of a substantial amount of low margin products in the prior year did not reoccur.

Operating Expenses

Operating expenses were $2,179,100 for the second quarter of 2005, an increase of $360,085 or 19.8% over the same quarter of the prior year. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in compliance costs related to the Company becoming a public reporting entity in 2005. These costs were not incurred in 2004 as the Company was then private. Salaries and wages also increased, primarily due to the addition of a .Net (pronounced “dot-net”) Microsoft SQL (application programming language and database conversion) team to the Software applications division and the hiring of additional software sales personnel. Travel and mobile costs increased with increased sales efforts. The increase in Other SG&A expenses came primarily from insurance cost increases related to being a public company and an increase in taxable sales.

Operating Income

Operating income for the second quarter of 2005 was $1,255, 817, an improvement of $166,748 or 15.3% over the same period of the prior year, due to the significant improvement in margins during the quarter, partially offset by the increases in expenses discussed above.

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

Software applications division

Through our Software applications division, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	June 30, 2005	June 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$1,142,039	$1,104,191	$37,848
SEGMENT INCOME	145,768	185,343	(39,575)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Sales			$37,848
Salaries & wages			(65,123)
Other miscellaneous			(12,300)

			$(39,575)

Software sales improved and salaries and wages increased, both as the temporary reduction in sales staff in the first quarter of 2005 was remedied with the hiring of additional sales personnel for increased geographic presence, and with an increase in enhanced support contracts. Segment income declined as the increase in expenses more than offset the improvement in sales.

Technology solutions division

Through our Technology solutions division, we provide technology solutions through the sales and distribution of computers and accessories . We offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	June 30, 2005	June 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$6,156,389	$6,823,080	$(666,691)
SEGMENT INCOME	1,130,352	903,726	426,626

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Sales			$(666,691)
Hardware costs			1,104,754
Other miscellaneous			(11,437)

			$426,626

Sales decreased primarily from a substantial sale of printers and fax machines in the prior year, which did not reoccur in the current year. The decline in sales was offset by a favorable improvement in costs as a result of the reduction in lower margin printing products sales being partially offset by a significant increase in sales of higher margin products, including internet-protocol based telephony solutions and instructional hardware.

Interest and other income and expenses

Interest expense increased $77,199 in the second quarter of 2005 compared to the second quarter of 2004 due to the addition of borrowings in connection with the reverse acquisition. The Company had no funded debt at June 30, 2004. Unrealized loss on warrants increased $108,266, due to an increase in the fair market value of the warrants based on the Black-Scholes valuation method.

Income Taxes

Income taxes for the second quarter of 2005 were $481,762, $15,087 or 3.0% lower than the same period of the prior year. The decrease relates to the decline in pretax profits from the items noted above.

Net Income (Loss) and EPS

Net income decreased $6,199 or 1.0%, to $588,590 due to an unrealized loss on warrants to purchase common stock and increases in compliance and other costs, partially offset by the significant improvement in product mix. Due to the liquidated damages provision in the Company’s registration rights agreement (previously discussed), the outstanding warrants are reported as a liability and adjusted to fair market value each period end, with a corresponding charge to the income statement. This is a non-cash charge, which does not affect cash flows or income from operations. The unrealized loss on the warrants to purchase common stock was $108, 266 in the second quarter. Without this item, net income for the six months would have been approximately $100,000 or 17.2% ahead of the same period of the prior year.

Basic earnings per share declined from $0.23 per share in the second quarter of 2004 to $0.22 in the second quarter of 2005, with improvements in gross profit and income from operations offset by increases in compliance costs and the unrealized loss on warrants. On a fully diluted basis, earnings per share were flat at $0.05 per share for the second quarters of both the prior and current years.

Consolidated Results of Operations for six months ended June 30, 2005 versus six months ended June 30, 2004

The following table and discussion sets forth the change in sales and the major items impacting the change in operating income for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004.

	Six Months Ended
	June 30, 2005	June 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$11,390,732	$11,439,349	$(48,617)
OPERATING INCOME	205,528	1,466,240	(1,260,712)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales volume			$(48,617)
Hardware Costs			717,672
Other			(19,781)
Operating Expenses:
Salaries, wages and benefits (excluding stock option compensation)			(221,200)
Reverse acquisition costs			(759,283)
Stock option compensation			(678,940)
Professional and legal compliance costs			(220,303)
Travel and mobile costs			(11,758)
Depreciation and amortization			(44,578)
Deferred software costs			47,150
Other SG&A expenses			(21,074)

			$(1,260,712)

Revenue

Our revenues for the first six months of 2005 were $11,390,732, $48,617 or 0.4% lower than the first six months of 2004. The change resulted from the increase in sales for the first quarter of $580,226 over the same prior year period offset by a $628,843 decrease in the second quarter. Sales of higher margin internet-protocol based telephony equipment and instructional hardware increased substantially through the first and second quarters, but were more than offset in the second quarter by a drop in lower margin printing and fax machine sales due to a large order in the prior year which did not reoccur in the current year.

Gross Profit

Gross profit was $5,475,184 for the first six months of 2005, an increase of $649,274 or 13.5% over the same period of the prior year. The gross margin percentage was 48.1% for the first six months of 2005 versus 42.2% for the same period of 2004. The increase in margin is attributed to a favorable change in product mix. The decline in sales of lower margin products coupled with the significant change in product mix from lower to higher margin products resulted in a net decrease in hardware costs of $717,672 or 11.2%. The decrease in costs from product mix more than offset the negative impact from the reduced sales of lower margin products and resulted in a substantial margin and operating income improvement.

Operating Expenses

Operating expenses were $5,269,656 for the first six months of 2005, an increase of $1,909,986 or 56.9% over the same period of the prior year. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in two non-recurring costs associated with the merger and recapitalization of CSI. These items and the related impact on Other selling, general and administrative (“SG&A”) expenses are discussed in “Reverse Acquisition Costs” and “Stock Option Compensation” below. The addition of legal and professional compliance costs in connection with the Company becoming a public reporting entity in early 2005 added to the increase. Salaries and wages also increased, primarily due to the addition of a .Net (pronounced “dot-net”) Microsoft SQL (application programming language and database conversion) team to the Software applications division and the hiring of additional sales personnel. The increase in the credit for deferred development costs was substantially offset by the amortization of similar costs previously capitalized and depreciation on fixed assets. Other SG&A expenses also increased for increased insurance costs related to being a public company and an increase in sales tax from an increase in taxable sales.

Reverse acquisition costs included $275,000 in commissions paid to a third-party broker, Liberty Company, LLC for their assistance in the preferred stock sale and warrant issuance. No commission was paid to Barron, the investment group which purchased the preferred stock and received the warrants. The remaining $484,283 consisted of merger related fees paid principally for legal and accounting services.

Stock option compensation represents cost incurred to redeem certain stock options held by key management employees of CSI in connection with the merger. In August 2000, CSI approved and implemented an equity incentive plan pursuant to which eight non-executive employees were granted options to purchase 1,065,746 shares of common stock of CSI, of which 59,208 had been previously cancelled and 1,006,538 were outstanding as of December 31, 2004. Immediately prior to the merger, CSI cancelled options to purchase 797,403 shares and paid the option holders $899,144 as compensation for the cancellation, and reduced unearned stock compensation for the redemption by $267,970, for net compensation expense of $631,174 during the period. Employer FICA and medicare, additional expenses related to this transaction totaling $47,766, were also paid by CSI and are included in “Other selling, general and administrative costs in our Statement of Operations.

Operating Income

Operating income for the six months ended June 30, 2005 was $205,528, a decline of $1,260,712 or 86.0% compared to the same period of the prior year due primarily to the significant increases in costs related to the reverse merger related costs and public reporting activities.

Division/Segment information

Software applications division

	Six Months Ended
	June 30, 2005	June 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$2,128,788	$2,234,962	$(106,174)
SEGMENT INCOME	343,257	646,095	(302,838)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Sales			$(106,174)
Salaries & wages			(159,231)
Other miscellaneous			(37,433)

			$(302,838)

Software applications division sales decreased primarily due to lower software sales in the first quarter, partially offset by an improvement in the second quarter and an increase in sales of enhanced support agreements. The lower first quarter software sales were due to a temporary reduction in sales staff and the delay of certain software installations into the second quarter.

Salaries and wages increased primarily due to the addition of the .Net Microsoft SQL (application programming language and database conversion) team and an increase in software sales staff to support an expanded geographic reach.

Technology solutions division

	Six Months Ended
	June 30, 2005	June 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$9,261,944	$9,204,387	$57,557
SEGMENT INCOME	1,520,797	820,145	700,652

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Sales			$57,557
Hardware costs			711,458
Salaries, wages and benefits			(52,243)
Other miscellaneous			(16,120)

			$700,652

Technology solutions division sales increased modestly for the first six months of 2005 versus the same period of 2004 due to additional engineering services sold and a significant decrease in printer and fax sales offset by increased sales of higher margin products, primarily internet-protocol based telephony solutions and instructional hardware. The shift in product mix to higher margin products resulted in a significant decrease in hardware costs and improvements in segment income. Salaries, wages and benefits increased in connection with increased engineering services sold.

Interest and other income and expenses

Interest expense increased $114,644 in the first six months of 2005 compared to the first six months of 2004 due to the addition of borrowings in connection with the reverse acquisition. The Company had no funded debt at June 30, 2004. Unrealized loss on warrants to purchase common stock was $3,193,188 for the first six months of 2005. No loss on warrants was recorded in 2004 as no warrants were outstanding at that time.

Income Taxes

Income taxes were recorded as a net benefit of $1,235,328 for the first six months of 2005, and declined $1,852,745 compared to the first six months of 2004. The decline was due primarily to the loss resulting from the expenses related to the reverse acquisition activity, and the warrants, as discussed previously.

Net Income (Loss) and EPS

Net income decreased $(2,716,511) or 317.5% to a net loss of $1,860,853 as a result of the significant reverse acquisition, share registration efforts and compliance costs, and an unrealized loss on warrants to purchase common stock. $3,084,922 of this charge occurred in the first quarter of 2005 and represented the initial markup of the warrants to fair market value following their issuance on February 11, 2005. $108,266 was recorded in the second quarter, for a total charge of $3,193,188 for the six months ended June 30, 2005. Without these special items, warrants and reverse acquisition related costs, net income for the six months would have been approximately $1.9 million or 223.8% ahead of the same period of the prior year.

Basic earnings per share declined from $0.33 per share in the first six months of 2004 to a loss of $0.71 in the first six months of 2005, with improvements in gross profit overshadowed by increases in compliance costs and the unrealized loss on warrants. For the same reasons, on a fully diluted basis, earnings per share declined from $0.07 per share in the first six months of 2004 to a loss of $0.71 per share for the first six months of 2005.

Liquidity and Capital Resources

Cash declined from $3,656,477 at December 31, 2004 to zero ($0) at June 30, 2005, and was coupled with an increase in debt from zero ($0) at December 31, 2004 to borrowings of $1,051,000 at June 30, 2005. These changes were due primarily to the merger related activity during the first quarter. The cash changes were also the result of a significant increase in accounts receivable partially offset by increases in accounts payable and deferred revenues. These changes in working capital accounts are common changes from year-end as the Company bills a significantly greater portion of its service contracts and delivers more product around mid-year, since many of the local city and schools it serves have a June 30 fiscal year-end.

The cash balance at June 30, 2004 was $1,722,573 with no debt, compared to a balance of zero at June 30, 2005, and a draw of $1,051,000 on the line of credit. Prior to the merger, the Company generally had a significant cash balance which it used to fund operating needs. Due to the significant cash requirement from the merger related activity, the Company is currently funding operations with the use of its line of credit facility. The primary change over the prior year is due to a decrease in accounts payable in the second quarter of 2005 compared to the same quarter of the prior year, and the merger related activity. A significant purchase of printer and fax machines by a large customer in the second quarter of 2004, which was temporarily supported through increased accounts payable did not reoccur in 2005. This sales and related purchase was for low margin product so the change in net income was small and, accordingly, did not proportionately decrease cash flows. The merger related activity is detailed in Note 2 to the Consolidated Financial Statements, summarized earlier in this item above and again in the table below.

Cash from Operating Activities

Cash used for operating activities totaled $1,221,807 in the first six months of 2005 compared to cash provided by operating activities of $319,485 in the first six months of 2004. The decrease of $1,541,292 is due primarily to the legal and professional fees, stock option compensation and taxes related to the reverse acquisition and the significant decrease in accounts payable from the reduction in sales of low margin products, previously discussed. Without the effect of the reverse acquisition related transactions, cash used by operating activities in the first six months of 2005 would have been $752,822, or $1,072,307 lower than the prior year due to the change in accounts payable.

Changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts receivable and accounts payable were a result of the increased hardware sales and related purchases previously discussed. Increased hardware demand and timing of sales also resulted in an increase in inventories. The increase in deferred revenue is in connection with a significant increase in support agreements previously discussed, which are deferred over the life of the agreement. The change in taxes from a payable balance to a receivable balance is the result of the tax refund provided for the loss incurred in the first quarter due to the costs related to the merger transaction, partially offset by provisions in the second quarter.

Cash from Investing Activities

Cash used for investing activities totaled $420,352 in the first six months of 2005 compared to $352,636 in the first six months of 2004. The increase of $67,716 is due primarily to the continued investment in development in the .Net version of CSI’s major software modules, and is reflected in the increase in computer software costs in the consolidated balance sheet.

Cash from Financing Activities

Cash used for financing activities netted to $2,014,318 in the first six months of 2005 compared to no financing needs or repayments in the first six months of 2004. The increase of $2,014,318 is due entirely to activities related to the reverse acquisition, which have been summarized earlier in management’s discussions above and in Note 2 to the Consolidated Financial Statements, except for a repayment of $449,000 on the line of credit facility’s initial balance of $1,500,000 drawn in connection with the merger. Changes in the balance sheet line items for other assets (from deferred financing fees), bank line of credit, subordinated notes payable to shareholders and shareholders’ equity (deficit) are all a result of the merger related transactions detailed in Note 2 above and in the consolidated statement of changes in shareholders’ equity (deficit).

In addition to the changes related to the merger transaction, the following additional significant non-cash change impacted the balance sheet. The Financial instrument (warrants) increased significantly from the initial allocation of proceeds from the preferred stock and warrants issuance and an increase in the fair market value of the warrants.

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

Credit Arrangements

During the first quarter, in order to support the activities of the reverse acquisition, the Company entered into a $3,000,000 line of credit facility whereby the Company can borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3,000,000. Loans bear interest at Libor rate plus 0.275%, (5.86% at June 30, 2005), payable monthly and mature on March 17, 2006. Immediately upon entering into the loan agreement, the Company borrowed $1,500,000 which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. Under the facility CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of a debt to EBITDA ratio of not more than 2.5:1 measured on a quarterly rolling twelve months by June 30, 2005, EBITDA of not less than $2,000,000 by year-end 2005 and a minimum tangible net worth of $1,500,000 including subordinated debt by year-end 2005. As of the end of the current quarter, the Company complied with the debt to EBITDA ratio but would not have met the minimum tangible net worth requirements, and there can be no assurance we will do so by the effective dates prescribed in the covenants. The Company has received a temporary waiver as discussed below. Were the Company not to meet its covenants or receive a waiver, it could be forced to seek other financing. The Company also has a significant commitments under the notes payable to the original five shareholders of CSI – South Carolina and Barron, as a result of the reverse acquisition, totaling $2,250,400, which will be due and payable in May of 2006.

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

As a result of such accounting treatment for the warrants as a liability, our net worth is reduced at June 30, 2005 from a net worth of approximately $1.2 million to a deficit of nearly $7.1 million. When we entered into our $3.0 million bank revolving credit facility on March 17, 2005, the accounting for the warrants described above was not anticipated. As a result, the Company, as a condition to such loan arrangement, represented that it had a net worth of $600,000 or greater, counting as equity for the purposes of such calculation subordinated indebtedness of $2.3 million. Taking into account the new accounting treatment for the warrants, we now believe that the representation of a minimum net worth of $600,000 made at the closing of the credit facility was not correct and that we may have been in technical default under our bank credit facility. The bank has granted us a waiver with respect to any such default until August 31, 2005. Pursuant to the waiver, we are obligated to achieve a minimum net worth of $600,000 or more as of such date and at quarter end thereafter, again counting subordinated debt as equity for the purposes of such calculation. As discussed in Part I, Item 2, we are currently in negotiations with the holder of the preferred stock and warrants to amend the liquidated damages provisions contained in the registration rights agreement in such a way as to eliminate the current accounting treatment which causes the warrants to be classified as a liability. Likewise, such accounting treatment would be eliminated upon the registration statement which is the subject of the registration rights agreement becoming effective with the SEC and thereby foreclosing during the period of such effectiveness the operation of the liquidated damages provisions. Although management anticipates that through one or both of these alternatives it will be able to eliminate the current accounting for the warrants and comply with the requirements of the bank waiver, we can give no assurances that we will in fact successfully comply with the requirements of the bank waiver and avoid being in default under our bank credit facility.

As of June 30, 2005, and at August 18, 2005, there were outstanding draws totaling $1,051,000 and $1,261,000, respectively, under our bank credit facility. Pursuant to our agreements with the bank, upon an event of default, it may accelerate and require the repayment of all amounts under the credit facility. It may also decline to make further advances. At June 30, 2005 and August 18, 2005, $1.9 million and $1.4 million respectively, were available for future advances under the facility.

We do not believe that any related default or adverse effect was triggered under any other material agreement of the Company as a consequence of any potential loan default under our bank credit facility described above.

Future Capital Needs and Resources.

Since inception, and prior to the merger, the Company has funded its operations through cash flow from operations.

Ongoing capital resources depend on a variety of factors, including our existing cash balance, availability under our line of credit facility, the cash flow generated from our operations and external financial sources that may be available. As of December 31, 2004, our capital resources included $3.7 million of cash, which was impacted by the merger and related transactions described above. As a result, at June 30, 2005 our cash balance was zero, and we were funding our operations through the use of $1,051,000 of our $3 million line of credit. Our ability to generate sufficient operating cash flow is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers;

•	our ability to continue to grow our customer base; and

•	our ability to renew the line of credit or obtain replacement financing.

Customer support billings. We historically bill a significant portion of our service contracts late in the second quarter of the year. Historically, this amount has exceeded $2,000,000. While revenue for service contracts is deferred over the life of the contract (typically over a year) significant cash is generated in the third quarter as a result of the service payments being billed and collected as payment for the entire future year’s service. The Company borrows through its line of credit based on availability tied to its receivables. Cash collections are first used to pay down the line of credit. Thereafter, funds are available to be borrowed again based on our receivables position and line of credit limit as detailed below. Only if the line were to be paid down and working capital needs met would we have significant cash on our balance sheet.

Burden of Professional and Legal Compliance Costs. For the six months ended June 30, 2005, professional and legal compliance costs totaled $220,303. These related primarily to compliance costs for the Company’s transition to a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should abate upon the completion of the registration process and the effectiveness of the Company’s registration statement with the Securities and Exchange Commission. Although the Company is hopeful that such registration can be completed in 2005, there can be no assurances that this will in fact occur and cost savings realized. Also, the compliance costs associated with public company status is significant, and management is uncertain as to the magnitude of any cost savings when and if the registration statement were to go effective.

Further, the Company is involved in litigation which is described in Part II, Item 1 of this report. To date, the legal expenses associated with such lawsuit have totaled approximately $30,000. Although management believes the lawsuit is without merit, it is unable to project defense costs, which could be significant.

Potential Liquidated Damages under the Registration Rights Agreement. Under the registration rights agreement with Barron Partners, the Company is obligated to cause the registration statement required thereunder to become effective on or before September 30, 2005. Upon the failure of the Company to fulfill such obligations, Barron is entitled to cash liquidated damages in an amount equal to an annual rate of 25% on its original preferred stock investment. This equates to a monthly payment of approximately $105,000. Such liquidated damages would also be applicable for the failure of the Company to maintain the effectiveness of the registration statement. Although Barron Partners has been cooperative with the Company during the registration process, there can be no assurances that we will in fact be able to cause the registration statement to become effective and comply with the registration rights agreement and that Barron Partners will continue to waive non-compliance.

Bank Credit Facility. In the coming year, we will rely on our $3.0 million line of credit facility whereby the Company can borrow up to 80% of its receivable balance, not to exceed the total facility limit of $3.0 million. As of June 30, 2005, our facility allows for borrowing up to $3.0 million (based on adjustments for eligible receivables) of which $1,051,000 was outstanding and $1.9 Million was available for additional loan advances. At August 18, 2005, there was $1.4 million available.(See also our discussions regarding default and waiver of loan covenants under “Credit Arrangements” above.)

The bank facility matures on March 17, 2006. Management believes that cash flow from operations may not be sufficient to repay both the bank credit facility in full as of such date and the subordinated promissory notes payable to shareholders in an aggregate amount of $2.3 million which are due May 10, 2006. Management anticipates renewing the bank credit facility prior to its expiration date. In the alternative, the Company would attempt to refinance the credit facility with another lender. Although management currently believes that its existing lender will agree to a renewal of the facility, there can be no assurance that the Company’s bank will in fact agree to a renewal or that replacement financing could be procured by the Company on favorable terms. Without the existing credit facility or a replacement, management also believes that the ability of the Company to fund working capital to support additional sales growth could be adversely affected.

Subordinated Promissory Notes. At June 30, 2005, subordinated promissory notes payable to shareholders totaled approximately $2.3 million. As discussed above under “Bank Credit Facility,” management believes that operating cash flow may not be sufficient to both repay this bank credit facility in March upon its maturity and repay in full all of the subordinated promissory notes on the May 10, 2006 due date. As discussed above, management anticipates renewing the bank credit facility. If the Company were unable to do so, or replace such facility on acceptable terms, it may not be able to repay the subordinated notes. There can be no assurance as to what adverse collection actions the subordinated shareholders might take, whether the noteholders would agree to an extension and on what terms, and the impact such a default might otherwise have on the Company’s other creditors and its financial condition.

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

In making our assessments of a fully-funded business plan, we have considered:

•	cash and cash equivalents on hand or available to our operations through our line of credit of $1.9 million at June 30, 2005;

•	expected cash flow from operations;

•	the anticipated level of capital expenditures of $120,000;

•	software development costs of $800,000; and

•	our scheduled debt service.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective, except with regard to the following material weakness noted as follows.

Prior to February 11, 2005, the Company was a public shell with virtually no operations and had limited need for staff with highly technical accounting and public reporting expertise. In addition, CSI – South Carolina was a private company and likewise had no need for staff with highly technical accounting and public reporting expertise. In the first quarter of 2005, the Company entered into a complex merger and resumed public reporting of significant operations. Due to the time required to source, attract, negotiate and hire personnel with the necessary experience, as of the first half of the period covered by this report the Company remained without sufficient public reporting or technical expertise to resolve non-routine or complex accounting matters and public reporting requirements such as we encountered in the merger with CSI – South Carolina, Inc. On May 6, 2005, we hired a Chief Financial Officer with prior public reporting experience who is accustomed to dealing with more complex accounting matters. The insufficient experience and only recent hiring of more experienced staff and the complexities of the accounting for the merger and related preferred stock and warrants transactions resulted in our having to file an extension on Form 12b-25 for the filing of this Form 10-QSB, and the amending of our first quarter Form 10-QSB.

The Company is working with the new Chief Financial Officer to provide the resources necessary to assist in the handling of complex non-routine accounting issues and to meet public disclosure requirements in a timely fashion. In this process and with the consultation of the Company’s Audit Committee and Board of Directors, the Chief Financial Officer has received authority to engage outside accounting experts to support Company management in their review, interpretation, and implementation of significant changes in accounting and regulatory reporting requirements. The purpose is to provide outsourced augmentation of the Company’s internal resources on an as needed basis which management believes will be more cost effective than the direct hiring of full-time experts. Otherwise, there were no other changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2005, that have materially affected and are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

(a) Integrated Tek Solutions Lawsuit

As previously disclosed in a Current Report on Form 8-K dated April 22, 2005 and in our quarterly report on Form 10-QSB for the quarter ended March 31, 2005, on April 4, 2005, Integrated Tek Solutions, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging breach of contract, fraud, negligent misrepresentation and promissory estoppel. We received notice of the suit on April 14, 2005. The action arises out of a letter of intent pursuant to which a predecessor to the plaintiff, Yasup, LLC, and Computer Software Innovations, Inc., a South Carolina Corporation (“CSI – South Carolina”) conducted negotiations relating to a potential acquisition of CSI – South Carolina’s capital stock by Yasup, LLC. Until it merged into us in February 2005, CSI – South Carolina was a privately-held South Carolina corporation.

We received an Amended Complaint on June 3, 2005, which pleading added several new defendants. Some of our officers and directors are named as individual defendants in the suit. These include Nancy K. Hedrick, CEO and Director; Joe G. Black, former CFO; Thomas P. Clinton, Vice President of Sales and Director; Beverly N. Hawkins, Secretary and Vice President of Support Services; and William J. Buchanan, Treasurer and Vice President of Engineering. Ms. Hedrick and Ms. Hawkins and Messrs. Black, Clinton and Buchanan were also officers, directors and the shareholders of CSI - South Carolina. Other defendants in the suit are Alan Marrullier, The Geneva Companies, Inc., Capital Access Group LLC, Barron Partners LP, Liberty Capital LLC, Andrew Worden, Philip Seifert, Ned Gelband and Lee Haskin, against whom allegations of tortuous interference with contractual relations, aiding and abetting a fraud, and breach of contract are asserted. The Amended Complaint seeks damages in the $30 million to $45 million range.

Because several of our officers and directors are named as individual defendants in the lawsuit, the potential exists for conflicts of interest between such officers and directors and the Company. In order to avoid potential conflicts of interest which may arise, the board of directors felt that it was in the best interests of the Company to create a special litigation committee comprised of the disinterested directors of the Company, namely Anthony H. Sobel, Thomas V. Butta and Shaya Phillips. The special litigation committee, formed on July 8, 2005, was delegated the authority to manage the litigation. Furthermore, the special litigation committee has retained independent counsel to represent it with respect to the Integrated Tek Solution, Inc. matter.

On August 15, 2005, we filed and served responsive pleadings consisting of a Verified Answer, and will proceed with discovery. We maintain that the plaintiff’s claims are without merit, and intend to vigorously defend the action.

(b) United States Department of Justice Subpoena

The U.S. Department of Justice (Atlanta Antitrust Division) served Computer Software Innovations, Inc. with an April 27, 2005 subpoena duces tecum in Matter No. 60-514191-0017 requesting the Company’s production of documents relating to the federal E-Rate program. It is the Company’s understanding that similar inquiries have been directed to numerous other companies associated with the E-Rate program. No allegations concerning any impropriety by the Company have been made. However, the Antitrust Division’s collection of information from the hundreds of subpoenas it has issued to various E-Rate Program affiliates may eventually result in further inquiry or possible antitrust and/or related allegations. The Company has produced the requested information, and awaits direction from the Antitrust Division as to whether anything further is required of the Company. The Company intends to comply with all further direction, and management does not anticipate any allegations as a result of these inquiries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Under Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

(a) Letter Agreement with Barron Partners LP

On February 10, 2005, the Company and Barron Partners LP (“Barron”) entered into a registration rights agreement whereby the Company is obligated to register shares of its common stock underlying the shares of preferred stock and warrants held by Barron. Among other things, the registration rights agreement required that the Company use its best efforts to cause its registration statement to be declared effective by June 11, 2005, or be subject to liquidated damages. The registration rights agreement was previously disclosed on the Company’s Current Report on Form 8-K filed on February 16, 2005.

The Company and Barron have, on two previous occasions (June 6, 2005 and July 8, 2005), agreed to extend the required effective date for the registration statement. The most recent extension provided for a required effectiveness date of August 15, 2005. The two previous extensions were disclosed in Current Reports on Form 8-K filed on June 9, 2005 and July 13, 2005.

On August 16, 2005, the Company and Barron entered into a letter agreement further extending the required effective date of the registration statement to September 30, 2005. A copy of the letter agreement is filed as Exhibit 10.1 and incorporated herein by reference.

(b) Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

On August 16, 2005, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued financial statements contained in our quarterly report on Form 10-QSB for the quarter ended March 31, 2005 should not be relied upon for the reasons set forth below and that we will restate these financial statements to make the necessary accounting corrections. The decision to restate was made with the concurrence of our independent registered public accounting firm.

On February 10, 2005, we entered into a registration rights agreement (the “Agreement”) with Barron in connection with the issuance of convertible preferred stock and warrants, whereby we undertook to file a registration statement registering the sale of the shares of our common stock underlying the convertible preferred stock and warrants held by Barron. Currently, the failure to timely effect the registration statement triggers cash liquidated damages under the Agreement. According to recent accounting guidance, the existence of the cash liquidated damages provisions causes Barron’s warrants to be treated as a liability on our books. In connection with the filing of our first quarter Form 10-QSB, we sought to resolve this issue, and prepared our financial statements to comport with the recently issued guidance. Simultaneously, we began and continue to pursue options available under the recent accounting guidance whereby we could amend our registration rights agreement, subject to the approval of Barron, to eliminate the liability treatment. This pursuit of alternatives has resulted in significant technical discussions with several accounting, regulatory and valuation experts. In the process, additional changes have been identified which we believe may be necessary to properly reflect the full impact of the transaction in accordance with accounting guidance.

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

We have reviewed and discussed these issues as well as the required accounting treatment and disclosure with Elliott Davis, LLC, our independent registered public accounting firm. We have determined that the impact of correcting the errors to our first quarter 2005 reported net income and other expenses would be material if the errors were corrected in the second quarter. As a result, we are amending our quarterly report on Form 10-QSB for the period ended March 31, 2005 to restate our financial statements to correct the errors in the period in which they originated.

Item 6. Exhibits

Exhibit Number	Description
10.1	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2005).

10.2	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 9, 2005).

10.3	Employment Agreement entered into with David B. Dechant by Computer Software Innovations, Inc. on May 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2005).

10.4	Letter Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated June 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2005).

10.5	Letter Agreement by and between Computer Software Innovations, Inc. and RBC Centura Bank dated June 30, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 1, 2005).

10.6	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated August 16, 2005.

31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: August 22, 2005	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer
(On behalf of the Company and as
Chief Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2005).

10.2	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 9, 2005).

10.3	Employment Agreement entered into with David B. Dechant by Computer Software Innovations, Inc. on May 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2005).

10.4	Letter Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated June 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2005).

10.5	Letter Agreement by and between Computer Software Innovations, Inc. and RBC Centura Bank dated June 30, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 1, 2005).

10.6	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated August 16, 2005.

31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.