Form 10QSB
period 2005-09-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2005-11-14
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,631,786 as of November 10, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
REVENUES
Software applications segment	$1,033,723	$1,091,391	$3,162,511	$3,326,353
Technology solutions segment	5,917,627	5,287,906	15,179,571	14,492,293

Net sales and service revenue	6,951,350	6,379,297	18,342,082	17,818,646

COST OF SALES
Cost of sales excluding depreciation, amortization and capitalization	437,317	381,800	1,443,232	1,081,881
Depreciation	13,598	3,811	28,313	13,460
Amortization of capitalized software costs	112,238	105,400	366,910	315,494
Capitalization of software costs	(166,289)	(139,962)	(493,363)	(419,886)

Software applications segment	396,864	351,049	1,345,092	990,949

Cost of sales excluding depreciation	5,105,482	4,194,094	11,834,586	11,513,940
Depreciation	17,374	5,940	35,208	22,839

Technology solutions segment	5,122,856	4,200,034	11,869,794	11,536,779

Total cost of sales	5,519,720	4,551,083	13,214,886	12,527,728

Gross profit	1,431,630	1,828,214	5,127,196	5,290,918

OPERATING EXPENSES
Salaries and wages and benefits (excluding stock-based compensation)	758,112	1,173,359	2,133,977	2,726,624
Stock option compensation	—	—	631,174	—
Reverse acquisition transaction costs	—	—	759,283	—
Professional and legal compliance costs	161,258	—	381,561	—
Travel and mobile costs	120,805	76,308	273,199	231,327
Depreciation	29,028	19,896	56,479	53,348
Other selling, general and administrative expenses	183,061	110,127	506,629	364,855

Total operating expenses	1,252,264	1,379,690	4,742,302	3,376,154

Operating income	179,366	448,524	384,894	1,914,764

OTHER INCOME (EXPENSE)
Interest income	—	3,832	6,023	10,667
Interest expense	(76,555)	—	(191,199)	—
Gain on disposal of property and equipment	—	—	100	—
Unrealized gain (loss) on financial instrument	1,190,926	—	(2,002,262)	—

Net other income (expense)	1,114,371	3,832	(2,187,338)	10,667

Income (loss) before income taxes	1,293,737	452,356	(1,802,444)	1,925,431

INCOME TAX EXPENSE (BENEFIT)	515,619	117,500	(719,709)	734,917

NET INCOME (LOSS)	778,118	334,856	(1,082,735)	1,190,514

BASIC EARNINGS (LOSS) PER SHARE	$0.30	$0.13	$(0.41)	$0.45

DILUTED EARNINGS (LOSS) PER SHARE	$0.06	$0.13	$(0.41)	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	2,631,786	2,631,786	2,631,786	2,631,786

– Diluted	12,069,580	2,640,463	2,631,786	2,640,438

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and equivalents	$—	$3,656,477
Accounts receivable	6,388,320	2,362,304
Prepaid expenses	116,245	8,007
Deferred Income Taxes	800,905	—

Total current assets	7,305,470	6,026,788

PROPERTY AND EQUIPMENT, net	318,358	143,451

COMPUTER SOFTWARE COSTS, net	923,241	756,788

OTHER ASSETS	500	500

	$8,547,569	$6,927,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,761,472	$773,825
Deferred revenue	1,723,864	1,212,898
Deferred tax liability	280,397	212,630
Taxes payable	23,232	309,753
Bank line of credit	1,771,000	—
Subordinated notes payable to shareholders	2,250,400	—
Financial instrument	7,037,294	—

Total current liabilities	14,847,659	2,509,106

PREFERRED STOCK- $0.001 par value; 15,000,000 shares authorized; 7,217,736 shares issued and outstanding	7,218	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value 40,000,000 shares authorized; 2,631,786 shares issued and outstanding	2,632	2,632
Additional paid-in capital	77,368	77,368
Retained earnings (deficit)	(6,387,308)	4,070,451
Unearned stock compensation	—	267,970

Total shareholders’ equity (deficit)	(6,307,308)	4,418,421

	$8,547,569	$6,927,527

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Stock Compensation	Total
Balances at December 31, 2004	$2,632	$77,368	$4,070,451	$267,970	$4,418,421

Purchase of VerticalBuyer shell	—	—	(415,024)	—	(415,024)
Stock option compensation	—	—	—	631,174	631,174
Redemption of stock options	—	—	—	(899,144)	(899,144)
Dividends paid	—	—	(3,460,000)	—	(3,460,000)
Purchase of stock from shareholders upon Merger	—	—	(5,500,000)	—	(5,500,000)
Net loss for nine months ended September 30, 2005	—	—	(1,082,735)	—	(1,082,735)

Balances at September 30, 2005	$2,632	$77,368	$(6,387,308)	$—	$(6,307,308)

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2005	September 30, 2004
OPERATING ACTIVITIES
Net income (loss)	$(1,082,735)	$1,190,514
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	486,910	405,141
Stock option compensation expense	631,174	—
Deferred income taxes	(733,138)	—
Gain on disposal of fixed assets	(100)	—
Unrealized loss on financial instrument	2,002,262	—
Changes in deferred and accrued amounts
Accounts receivable	(4,026,016)	(1,905,048)
Inventories	—	152,785
Prepaid expenses and other assets	(24,438)	(10,261)
Accounts payable	987,647	971,661
Deferred revenue	510,966	902,212
Taxes payable (receivable)	(286,521)	29,400

Net cash provided by (used for) operating activities	(1,533,989)	1,736,404

INVESTING ACTIVITIES
Purchase of property and equipment	(294,807)	(90,811)
Capitalization of computer software	(533,363)	(418,176)

Net cash used for investing activities	(828,170)	(508,987)

FINANCING ACTIVITIES
Net borrowings under line of credit	1,771,000	—
Payment of debt issuance costs	(83,800)	—
Proceeds from notes payable to shareholders	1,875,200	—
Repayments under notes payable to shareholders	(1,500,000)	—
Dividends paid	(3,460,000)	—
Redemption of stock options	(899,144)	—
Purchase of VerticalBuyer shell	(415,024)	—
Payments for purchase of stock from shareholders	(3,624,800)	—
Proceeds from issuance of preferred stock and related warrants	5,042,250	—

Net cash used for financing activities	(1,294,318)	—

Net decrease in cash and cash equivalents	(3,656,477)	1,227,417

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,656,477	1,755,724

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$2,983,141

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	29,362	—
Income Taxes	$308,500	$536,508

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Description of business

Computer Software Innovations, Inc. (“CSI,” “Company,” “we” or “us”) develops software and provides hardware-based technology solutions. We monitor our business results as two segments, the software applications segment and the technology solutions segment, but operate the business collectively, taking advantage of cross-selling and integration opportunities. By strategically combining our proprietary software with our ability to integrate computer and other hardware, we have been successful in providing a variety of technological solutions to over 300 clients located in South Carolina, North Carolina and Georgia. We are pursuing a national presence with a primary, initial focus on the southeast region of the United States. Our client base consists primarily of municipalities, school districts and local governments, although we continue to increase the products and services we provide to corporate and other non-governmental entities.

Our internally developed software consists of fund accounting based financial management software and standards based lesson planning software. Our primary software product, fund accounting based financial management software, is developed for those entities which track expenditures and investments by “fund,” or by source and purpose of funding. Our fund accounting software is used primarily by public sector and not-for-profit entities. In September 2005, we acquired a standards based lesson planning software. The software is designed to allow education professionals to create, monitor and document lesson plans and their compliance with a state’s curriculum standards. Our results of operations related to our internally developed software, including the allocation of related overheads are reported through our software applications segment.

Our technology solutions are provided to more than 200 organizations. These solutions include, among other capabilities, planning, installation and management of computer, telephone, wireless, video conference, security monitoring and distance and classroom learning projects. The technology solutions segment also provides subsequent support and maintenance of equipment and systems. We have established associations with some of the largest vendors in the industry and others whom we believe offer innovative products.

Organization

CSI (formerly VerticalBuyer, Inc.), a Delaware corporation, was incorporated on September 24, 1999. The Company currently trades in the over the counter market and is reported on the OTC Bulletin Board under the symbol “CSWI.OB.”

In the first quarter of 2005, we concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into us, our issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer.”

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

The series of transactions culminating in the reverse acquisition and related financing are detailed in Note 2, “ACQUISITION AND MERGER.”

Basis of presentation

The consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. CSI Technology Resources Inc, was acquired by CSI on May 1, 2000 and became the technology services division of CSI. This subsidiary no longer has any significant operations or separate accounting, as all activities are now accounted for within CSI, except that certain vendor contracts are still in the name of CSI Technology Resources, Inc. At a future date, the name on these contracts may be converted and the subsidiary deactivated, subject to a review of any tax or legal implications. The consolidated Balance Sheet and the related consolidated Statements of Operations, changes in shareholders’ equity (deficit) and cash flows are unaudited. Intercompany balances and transactions have been eliminated. The Company uses the accrual basis of accounting. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made.

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). GAAP requires us to make estimates, assumptions and judgments and rely on projections of future results of operations and cash flows. Those estimates, assumptions, judgments and projections are an integral part of the financial statements. We base our estimates and assumptions on historical data and other assumptions, which include knowledge and experience with regard to past and current events and assumptions about future events that we believe are reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

Our judgments are based on our assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in our financial statements. It is important that the reader of our financial statements understand that actual results could differ materially from these estimates, assumptions, projections and judgments.

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, we believe the following accounting policies are particularly critical to understanding our historical and future performance, as these are the most significant involving management’s judgments and estimates: revenue recognition policies, the valuation of long-lived assets, and income taxes, and fair value of financial instruments. We recommend you also review our other accounting policies as disclosed in our annual financial statements filed under Form 10-KSB.

Recent Developments

Significant Accounting Issue and Potential Subsequent Event Affecting Basis of Presentation.

In the series of transactions referred to in “Organization” above and in Note 2, “ACQUISITION AND MERGER,” CSI issued warrants to Barron Partners LP (“Barron”) in connection with the issuance of preferred stock. The preferred stock transaction was entered into in accordance with a registration rights agreement. The initial agreement contained a liquidated damages clause which required cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock did not become effective by June 11, 2005. Since the liquidated damages were payable in cash, under Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) existed until the registration was made effective. EITF 00-19 and current guidance consider the liquidated damages as an embedded part of the financial agreement creating the warrants. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been allocated to the warrants and recorded as a liability under the caption “Financial instrument” on the consolidated Balance Sheet until the Company’s registration statement on Form SB-2 becomes effective. In addition, the Company is required to adjust the warrants to fair market value as of the end of each period. The difference is reported as “Unrealized gain (loss) on financial instrument” in the consolidated statements of operations. The par value of the preferred stock has been classified as temporary equity on the Balance Sheet. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $6.3 million. Under the initial agreement, this accounting treatment would have remained in place until the Company’s registration statement became effective or the liquidated damages provision expired in February 2007. See Note 6 for a more detailed discussion of this accounting treatment.

It was not the intent by either party to the transaction (CSI or Barron) that the registration rights agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than equity. Extra time had been required of the Company to consult with accounting, valuation and regulatory experts due to the recent accounting guidance related to the registration rights agreement and its liquidated damages clause. In recognition of the changes in guidance and the Company’s efforts to address them, Barron extended the deadline by which the Company’s registration should become effective to avoid cash penalties. On November 7, 2005 Barron and the Company entered into an amendment to the Registration Rights Agreement to replace cash liquidated damages with liquidated damages in the form of additional shares of Series A Convertible Preferred Stock. Pursuant to the amended Registration Rights Agreement, we will be subject to an aggregate payment of up to 1,082,736 shares of preferred stock in lieu of cash at the previous 25% rate. Also, in exchange for a payment of $50,000, Barron agreed to waive liquidated damages through November 30, 2005.

EITF 00-19 states that “The initial Balance Sheet classification of the contracts [are] generally based on the concept that contracts that require net-settlement in cash are generally recorded as liabilities and contracts that require net-settlement in shares are equity instruments,” and includes other requirements for equity treatment, primarily that the payment must be in a set number of shares and the number of shares must not fluctuate or be tied to or based on the share market price (for example, there are no “top-off” or “make whole” provisions). Because the amendment to the Registration Rights Agreement changes the liquidated damages penalty from settlement in cash to settlement in a set number of shares which is unaffected by changes in the share market price, in accordance with EITF 00-19, as of the amendment date and subsequent to the date of the unaudited consolidated financial statements as of September 30, 2005, the fair value of the warrants will be reclassified from a liability to permanent equity. The par value of preferred stock in temporary equity will also be reclassified to permanent equity. These reclassifications, assuming continued net income, will eliminate the deficit in shareholders’ equity. If the amendment and reclassifications had occurred as of September 30, 2005, the amount reported in our net shareholders’ equity would have been a net deficit of $0.1 million instead of the $6.3 million deficit reported in our unaudited consolidated financial statements as of September 30, 2005.

New Product Acquisition

In September 2005, we acquired the Standards Based Lesson Planning software from Eric Levitt of Carolina Education Services. Mr. Levitt was paid $40,000 for the software and provided a commission plan and consulting agreement that will continue until December 31, 2012. Under the consulting arrangement, Mr. Levitt will assist us with the promotion and enhancement of the software. The software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may then be reviewed by school administrators and reports generated to determine the standards that have been met or need to be met. This is particularly important as school systems develop higher accountability standards. In addition, the federal legislation of “No Child Left Behind” has focused greater attention on schools’ AYP (adequate yearly progress), and meeting curriculum standards is an important component of these measurements. The software was recorded as an asset purchase at cost and will be amortized over the estimated life of the current product (estimated by us to be 3 years, less than the period of the commission plan due to the amount of additional enhancements anticipated for the product to remain competitive). Consulting services will be expensed or capitalized in accordance with the company’s policies on capitalization of software development costs (as discussed below). Commissions will be recorded when the sales of software upon which the commissions are based occur.

Disclosure regarding segments

Prior to January 1, 2005, the Company reported as one operating segment, as the chief operating decision-maker reviewed the results of operations of the Company as a single enterprise. During the first quarter of 2005, in part because of the reverse acquisition, the Company began reviewing the results of its operations under two operating segments: the software applications segment and the technology solutions segment. Prior-year amounts have been reclassified to conform to the current period presentation.

Revenue recognition

Software License Revenues

Software revenues consist principally of fees for licenses of our CSI Accounting+Plus software product, service and training. We recognize all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

Collectibility is probable. We determine whether collectibility is probable on a case-by-case basis. When assessing probability of collection, we consider the number of years in business, history of collection, and product acceptance for each customer. We typically sell to customers for whom there is a history of successful collection. However, collection cannot be assured.

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of the fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). We align our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to the maintenance, support and professional services components of our perpetual license arrangements. We sell our professional services separately, and have established VSOE for professional services on that basis. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming that all other revenue recognition criteria are met, we recognize revenue from perpetual licenses upon delivery using the residual method in accordance with SOP 98-9.

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

Technology revenues are generated primarily from the sale of hardware. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we record revenues as net when we serve as an agent. In these circumstances, our supplier pays a commission to us but acts as the primary obligor in a transaction and we record only the commission in revenues. We record revenues as gross (generally cost of merchandise plus margin) when we serve as a principal whereby we act as the primary obligor in a transaction, have the latitude for establishing pricing and retain all the credit risk associated with such transaction.

Service/Support Revenues

Services revenues consist of professional services and maintenance fees from software and hardware maintenance agreements. Maintenance agreements are typically priced based on a percentage of the product license fee or hardware cost and have a one-year term, renewable annually. Services provided to customers under maintenance agreements may include technical product support and unspecified software upgrades. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

Warranties

The Company’s suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, the Company does warrant its services with regard to products that it configures for its customers and products that it builds from components purchased from other sources. Warranty expense is not material to the Company’s consolidated financial statements.

Vendor programs

The Company receives volume incentives and rebates from certain manufacturers related to sales of certain products, which are recorded as a reduction of cost of goods sold when earned. The Company also receives manufacturer reimbursement for certain promotional and marketing activities that offset expenses incurred by the Company.

Long-Lived Assets

Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Depreciation and Amortization

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

Computer Software Costs

Computer software costs consist of internal software production costs capitalized under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs in the research and development of new software products where the technological feasibility is unknown and enhancements are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, to date, through our software solutions segment, we have spent no material efforts on technological innovation for which the feasibility has been unknown.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are established for the temporary difference between the financial reporting and income tax basis of items in the financial statements. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The deferred income tax assets and liabilities are determined using the statutory tax rates expected to be in effect when the taxes are actually due or refundable. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Related Party Transactions and Off-Balance-Sheet Arrangements

We have not entered into any significant transactions with related parties. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements

Fair value of financial instruments

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

The Company’s financial instruments also include a financial instrument in which a valuation for the warrants from the Barron preferred stock financing agreement contained a registration rights agreement which contained a liquidated damages provision. Accordingly, a fair-value option pricing model was used to determine the fair value of those warrants which are classified as a financial instrument in the current liabilities section of the consolidated Balance Sheet. (See also Note 1, “Recent Events - Significant Accounting Issue and Subsequent Event Affecting Basis of Presentation” and Note 6.)

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

Earnings (loss) per share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding during the period. All share amounts have been adjusted to give effect for the reverse stock split and change in number of shares in connection with the exchange of equity interests as a result of the reverse acquisition, by including all shares issued in the transaction as outstanding in the calculations for all periods presented, except where inclusion is anti-dilutive. Potential common shares were 9,437,794 for the quarter ended September 30, 2005 (consisting of shares underlying the preferred stock, warrants and options of 7,217,736, 1,965,329 and 254,729, respectively), and 9,648,435 for the nine months ended September 30, 2005 (consisting of shares underlying the preferred stock, warrants and options of 7,217,736, 2,175,426 and 255,273, respectively). The shares underlying the outstanding warrants and options of 7,217,736 and 268,343, respectively, were outstanding for both the quarterly and nine month periods ended September 30, 2005 and are reduced by application of the treasury stock method which assumes the proceeds from the exercise of the warrants and options are used to buy back shares off the market thereby reducing the number of outstanding shares for the earnings per share calculation. GAAP requires that in the case of thinly traded stock, management assess among other factors whether the market quoted price is representative of the price which would be effective were all shares issued in connection with various transactions, which would include the issuance of significant additional shares in dilutive transactions. Following consultation with accounting and valuation experts and applying the principle of conservatism, which is a basis of the dilution calculation under GAAP, management uses the higher of a cashflow based stock value computation based on comparisons to peer public companies, or the quoted market price, on a weighted average basis, for the repurchase of shares in the diluted earnings per share calculation. Once management, in consultation with its accounting and financial experts considers the stock no longer thinly traded, management will use the quoted market price exclusively.

The 9,648,435 potential common shares are not used in the calculation of diluted loss per share for the nine months period ended September 30, 2005 as the effect would be anti-dilutive. As a result of the merger, prior period per share amounts have been restated to reflect the stock split issuances and cancellation of common stock. Accordingly, the common shares outstanding for the quarterly and nine month periods ended September 30, 2004 are 2,631,786. The number of shares used in the diluted earnings per share calculation for the quarterly and nine month periods ended September 30, 2004 are 2,640,463 and 2,640,438, respectively, and include the dilutive effect of options outstanding at that time. The dilutive effect of the preferred stock and warrants issued in connection with the reverse merger has not been included in the diluted earnings per share calculation for the quarterly and nine months periods of the prior year as these were not outstanding at that time.

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

NOTE 2 – ACQUISITION AND MERGER

In the first quarter of 2005, we concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into us, and our issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer” or “VBYR.”

The significant merger related cash activity in the order it occurred is as follows:

Purchase of VerticalBuyer shell company(1)	$(415,024)
CSI – South Carolina redemption of options for common stock	(899,144)
Initial cash payment of portion of CSI - South Carolina $3,460,000 dividends declared to shareholders	(960,000)
Proceeds from sale of preferred stock and warrants in merger	5,042,250
Proceeds from issuance of subordinated note to Barron	1,875,200
Payment of remaining outstanding dividends declared, from warrant proceeds	(2,500,000)
Payment of the first of the two sets of subordinated notes issued to shareholders in connection with merger	(3,624,800)
Payment of debt issuance costs for $3,000,000 revolving credit facility	(83,800)
Initial borrowings under revolving credit facility	1,500,000
Partial payment on second set of shareholder ($1,875,200) and Barron’s ($1,875,200) notes, from loan proceeds	(1,500,000)

Net effect of merger transactions on cash, and cash used for financing activities	$(1,565,318)

(1)	The net cash purchase cost of VerticalBuyer consisted of an agreed to purchase price of $450,000 and legal costs of approximately $20,000, net of $50,000 waived reimbursement for the advisory fee previously paid by Barron to Maximum Ventures as earnest money and a $5,000 allowance from Maximum Ventures to defray a portion of the estimated costs of preparation of tax returns for 2001, 2002, 2003 and 2004 and accountant fees for the upcoming 2004 audit.

In addition to the cash used for the purchase of VerticalBuyer and other financing activities related to the merger, the Company incurred approximately $700,000 in legal and professional fees, which were expensed.

The above transactions are described in more detail below.

Change of Control. On January 31, 2005, approximately 77% of the ownership of the Company, known then as VerticalBuyer, Inc., which had been maintained as a corporate shell since it discontinued operations in September 2001, was acquired by CSI – South Carolina for $415,024.

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

Redemption of Options. Prior to the merger, CSI – South Carolina, for $899,144, redeemed options to purchase 738,195 shares, as allowed for under a stock option plan which had provided to certain non-executive employees options to purchase 1,065,746 shares of common stock. The 738,195 non-executive employees’ options redeemed represented 73.34% of the 1,006,538 options outstanding at the time of the merger. Pursuant to the plan, the option holders retained the remaining portion of their options.

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

Merger Agreement. On February 10, 2005, VBYR entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CSI – South Carolina. The Merger Agreement provided that, upon the terms and conditions set forth in the agreement, CSI – South Carolina would merge into VerticalBuyer, with VerticalBuyer continuing as the surviving corporation. The merger and related transactions were consummated on February 11, 2005 via the surrender (and cancellation) of CSI – South Carolina’s shares in VerticalBuyer, representing 77% ownership of the common stock of VerticalBuyer before the merger, and an exchange by the five shareholders of CSI – South Carolina of their shares in CSI – South Carolina for shares in the surviving corporation representing 96% ownership in VerticalBuyer (now known as CSI) following the merger, and the issuance of notes payable to the shareholders, and cash (as detailed below).

SFAS No. 141 states that, “In identifying the acquiring entity in a combination effected through an exchange of equity interests, all pertinent facts and circumstances should be considered,” and includes the following as significant factors in the decision process: which of the combining entities’ owners as a group retain the larger portion of voting rights, composition of the governing body and senior management positions, and the terms of the exchange of equity securities.

Following the merger, the former majority shareholders of CSI – South Carolina as a group held 96% of the voting stock of the Company, occupied two of five board seats with the remaining three seats being filled by independent directors, and retained senior management positions of the combined company. Preferred stock issued subsequent to the merger sold to assist with the payment for shares and dividends payable to the CSI – South Carolina shareholders, cannot be converted to common stock in excess of 4.9% ownership, except in the event of a change in control, defined as (i) a consolidation or merger of our company with or into another company or entity in which we are not the surviving entity, or (ii) the sale of all or substantially all of the assets of our company to another company or entity not controlled by our then existing stockholders in a transaction or series of transactions. We are obligated to give Barron thirty days notice prior to a change in control. In addition, the preferred stock has no voting rights (except under limited circumstances under Delaware law) and generally no provisions granting rights with respect to the governance of the Company. Accordingly, under SFAS No. 141 the merger of CSI – South Carolina into us was considered to be a reverse acquisition, whereby CSI – South Carolina is considered to be the acquirer even though it is not the surviving corporation. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. The assets and liabilities of VerticalBuyer would have been recorded at fair value, but no assets or liabilities existed at the time of acquisition; therefore, no goodwill was recorded. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition are expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and our activities (activities of VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI-South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

Pursuant to the Merger Agreement, in the merger and related CSI – South Carolina dividend transactions, the former shareholders of CSI – South Carolina received, in exchange for their shares of common stock, approximately $6.7 million of cash, subordinated notes aggregating approximately $2.3 million to be repaid over the next eight months and 2,526,904 shares of common stock of the Company. The shares of VerticalBuyer’s common stock previously held by CSI – South Carolina, representing approximately 77 percent of VerticalBuyer’s issued and outstanding capital stock, were cancelled, as was the common stock of CSI – South Carolina. The remaining shareholders of VerticalBuyer retained their existing shares, subject to the 40 to 1 reverse stock split.

Preferred Stock Purchase Agreement. In connection with the merger, CSI entered into a Preferred Stock Purchase Agreement dated February 10, 2005 (the “Preferred Stock Agreement”) with Barron, whereby CSI agreed to issue 7,217,736 shares of its newly created Series A convertible, non-voting preferred stock to Barron in exchange for payment of $5,042,250. Each share of preferred stock is convertible into one share of common stock, subject to certain anti-dilution adjustments. The proceeds of the preferred stock issuance were used to pay the outstanding dividends declared by CSI – South Carolina and a portion of the subordinated notes. Barron has agreed, generally, not to convert at any time its preferred stock into shares of the Company common stock or exercise its warrants to purchase shares of common stock if and to the extent that Barron’s beneficial ownership of CSI common stock would exceed 4.9%, except in the case of a change in control as discussed previously.

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

The Adjusted Market Value of the shares has been used in the Black-Scholes calculation for valuing the warrants. Because the registration rights agreement contains a liquidated damages clause, the warrants are considered a liability under derivative accounting (see further discussion under the “Warrants” section below). The principles used under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” require that the proceeds be allocated first to the liability portion of an instrument based on its fair market value and the remaining proceeds assigned to the equity portion. As the fair market value of the warrants exceeded the proceeds from the preferred shares and warrants offering, no proceeds, except for the par value of $7,218 were allocated to the preferred stock. In addition, the par value of the preferred stock has been recorded as temporary equity on the Company’s Balance Sheet.

Warrants. Pursuant to the Preferred Stock Agreement, Barron was issued two warrants to purchase 7,217,736 shares of CSI’s common stock (the “Warrant Shares”). The respective exercise prices of the warrants are $1.3972 and $2.0958 per share, with each warrant exercisable for half of the total Warrant Shares. The terms and conditions of the warrants are identical except with respect to exercise price. Barron has agreed, generally, not to convert at any time its preferred stock into shares of the Company common stock or exercise its warrants to purchase shares of common stock if and to the extent that Barron’s beneficial ownership of CSI common stock would exceed 4.9%, except for a change in control event as previously discussed.

As a result of the registration rights agreement that contains a liquidated damages clause, the Company is required to follow EITF 00-19 (see Note 6). In light of the required accounting treatment under EITF 00-19, the amount of proceeds allocated to the issuance of warrants (as discussed in the section entitled “Preferred Stock Purchase Agreement” immediately above) was recorded as a liability as of the date of the transaction. In addition, the difference between the amount allocated to the issuance of warrants and the fair market value of the warrants based on the Black-Scholes valuation method as of March 31, 2005 was recorded in the consolidated Statements of Operations in the line “Unrealized gain (loss) on financial instrument” and as an adjustment to the line “Financial Instrument” in our consolidated Balance Sheet, to restate the warrants to fair market value as of that date. In each period thereafter, including the current quarter, and up to the date of the amendment to the registration rights agreement, whereby the cash liquidated damages provision was converted to damages payable by the issuance of a set number of preferred shares (See Note 1. “Recent Developments”), the financial instrument is marked to market and changes in the value are recorded as adjustments in the Statements of Operations (see also Note 6).

Subordinated Promissory Notes. In connection with the merger and sale of preferred stock, CSI issued six subordinated promissory notes payable, respectively, to Barron and the five former shareholders of CSI – South Carolina. All such notes rank equally in right of payment in the event of the bankruptcy or liquidation of CSI, or similar events, and are subordinated in right of payment to all other non-subordinated debt of CSI. Payments of principal and interest may be paid as agreed under such subordinated notes so long as, generally, CSI is not in default under any of its senior indebtedness.

The Barron note provides that CSI will pay to Barron $1,875,200, with interest accruing at the prime rate plus two percent. The principal on the note must be paid in full on or before May 10, 2006. Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full. The amount outstanding under this note totaled $1,125,200 at September 30, 2005.

The aggregate principal sum borrowed under the notes payable by CSI to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount borrowed, the terms of the notes are substantially identical to the note payable to Barron. Amounts outstanding under these notes totaled $1,125,200 at September 30, 2005.

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

Compensation expense related to the early redemption of stock options was $631,174, consisting of $899,144 cash compensation less unearned compensation expense of $267,970 eliminated upon the redemption. Related payroll benefit costs of $47,766, were also paid by CSI – South Carolina. The $631,174 is included in the line item “Stock option compensation” and the $47,766 is included in the line item “Other selling, general and administrative expenses” in CSI’s Consolidated Statements of Operations for the nine months ended September 30, 2005.

NOTE 3 – STOCK-BASED COMPENSATION PLAN, WARRANTS AND ADDITIONAL PAID-IN-CAPITAL

The Company assumed in the merger the stock based compensation plan of CSI- South Carolina as described below. The compensation cost that had been charged to income (loss) for the plan totaled approximately $5,000 for the three months and approximately $15,000 for the nine months ended September 30, 2004. No compensation cost was recorded for the three or nine month periods ended September 30, 2005, as all compensation cost related to the 1,006,538 options outstanding as of the beginning of the period had previously been expensed.

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

VerticalBuyer also had an option plan, with shares available for issuance at the time of the merger. However, all options under the plan had expired, and the plan was cancelled on March 24, 2005. Subsequent to the end of the first quarter, our board of directors approved a new plan for the award of stock-based compensation to employees, directors and consultants. The plan provides for the award of options, restricted stock or stock appreciation rights at the discretion of the compensation committee of the board of up to an aggregate of 1,100,000 shares. As of the filing date of this report, no awards have been granted or are outstanding under the new plan.

In February of 2005, the Company issued two warrants exercisable for 7,217,736 shares of common stock to Barron as part of a preferred stock financing. The warrants have a term of five years. The Company used a fair-value option pricing model to value these stock warrants. Pursuant to EITF 00-19, the value of these warrants has been recorded as a liability in the current liabilities section of the consolidated Balance Sheet until the Company has obtained an effective registration statement. Upon the effectiveness of the registration statement, the value of the shares may be recorded as additional paid-in capital.

The following tables summarize the stock-based compensation, warrants and Additional paid-in capital for the period:

(a) Stock options

No options were issued or exercised during the three or nine month periods ended September 30, 2005 or 2004. As of September 30, 2005 and 2004, the Company had the following stock options outstanding:

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268,343	$0.12	November 1, 2012

(b) Warrants

The following summarizes the warrant activity for the affected periods:

Detail	Black-Scholes Valuation ($)	Number of Warrants	Exercise Price	Expiration
Balance December 31, 2004		—
Barron Warrant Group 1	$3,969,756	3,608,868	$1.3972	February 11, 2010
Barron Warrant Group 2	3,067,538	3,608,868	$2.0958	February 11, 2010

Balance September 30, 2005	$7,037,294	7,217,736

(c) Additional paid-in-capital

Included in additional paid-in-capital are the following items:

Detail
Additional paid-in capital related to common stock	$77,368
Warrants(1)	—

Balance September 30, 2005	$77,368

(1)	Recorded in the Company’s Balance Sheet as a liability under the line item “Financial instrument” due to a cash liquidated damages penalty in a Registration Rights Agreement entered into in connection with the issuance of the warrants. The registration rights agreement was subsequently amended to remedy this accounting treatment, as discussed previously and in Note 6, “Financial Instrument” below.

NOTE 4 – LONG-TERM AND SHORT-TERM DEBT AND OFF-BALANCE SHEET INSTRUMENTS

On March 17, 2005, CSI entered into a revolving credit facility with a financial institution. Fees for the transaction were $83,800. The $3,000,000 facility allows the Company to borrow up to 80% of accounts receivable balances. The total balance borrowed may not exceed $3,000,000. Loans bear interest at Libor rate plus 0.275% (6.44% at September 30, 2005), payable monthly and mature on March 17, 2006. The facility is collateralized by substantially all of the assets of the Company. Immediately upon entering into the loan agreement, the Company borrowed $1,500,000, which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. There was $1,771,000 outstanding and approximately $1.2 million available under the facility as of September 30, 2005. Under the facility, CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of a debt to EBITDA (“Earnings Before Interest Taxes, Depreciation and Amortization” a non-GAAP, financial measure which takes GAAP net income (loss) and adds back in interest, taxes, depreciation and amortization) ratio of not more than 2.5:1 measured on a quarterly rolling twelve months basis by June 30, 2005, EBITDA of not less than $2,000,000 by year-end 2005 and a minimum tangible net worth of $1,500,000 including subordinated debt by year-end 2005. As of the end of the current quarter, the Company would not have met the minimum tangible net worth requirements, due to the classification of the warrants as a liability as described below.

During the preparation of its first quarter unaudited consolidated financial statements, the Company determined that pursuant to EITF 00-19, the value of the warrants issued in conjunction with our preferred stock in February 2005 should be recorded as a current liability on our consolidated Balance Sheet until the Company has obtained an effective registration statement pursuant to the terms of the registration rights agreement entered into with the holder of the warrants and the preferred stock at the time of issuance. This accounting treatment is explained in more detail in footnotes 1, 2, and 6 to our unaudited consolidated financial statements, and in Item 2. Such information is incorporated into this note by reference.

As a result of such accounting treatment for the warrants as a liability, our net worth was reduced at September 30, 2005 from a net deficit of $0.1 million to a deficit of $6.3 million. When we entered into our $3 million bank revolving credit facility on March 17, 2005, the accounting for the warrants described above was not anticipated. As a result, the Company, as a condition to such loan arrangement, represented that it had a net worth of $600,000 or greater, counting as equity for the purposes of such calculation subordinated indebtedness of $2.3 million. Taking into account the new accounting treatment for the warrants, we now believe that the representation of a minimum net worth of $600,000 made at the closing of the credit facility was not correct and that we may have been in technical default under our bank credit facility as a result. The bank has granted us a waiver with respect to any such default until November 30, 2005. Pursuant to the waiver, we are obligated to achieve a minimum net worth of $600,000 or more as of such date and at quarter end thereafter, again counting subordinated debt as equity for the purposes of such calculation. As discussed in Part I, Item 2, we negotiated with the holder of the preferred stock and warrants an amendment to the liquidated damages provisions contained in the registration rights agreement in such a way as to eliminate the current accounting treatment which causes the warrants to be classified as a liability.

As of September 30, 2005, and at November 10, 2005, there were outstanding draws totaling $1,771,000 and $2,619,000, respectively, under our bank credit facility. Pursuant to our agreements with the bank, upon an event of default, it may accelerate and require the repayment of all amounts under the credit facility. It may also decline to make further advances. At September 30, 2005 and November 10, 2005, approximately $1.2 million and $0.4 million respectively, were available for future advances under the facility.

We do not believe that any related default or adverse effect was triggered under any other material agreement of the Company as a consequence of any potential loan default under our bank credit facility described above.

The Company also has subordinated notes payable to shareholders. See Note 2.

As of September 30, 2005, for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

(a) Integrated Tek Solutions Lawsuit

On April 4, 2005, Integrated Tek Solutions, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging breach of contract, fraud, negligent misrepresentation and promissory estoppel. We received notice of the suit on April 14, 2005. The action arises out of a letter of intent pursuant to which a predecessor to the plaintiff, Yasup, LLC, and a predecessor to us, Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”) conducted negotiations relating to a potential acquisition of CSI – South Carolina’s capital stock by Yasup, LLC.

We received an Amended Complaint on June 3, 2005, which added several new defendants. Some of our officers and directors are named as individual defendants in the suit. These include Nancy K. Hedrick, CEO and Director; Joe G. Black, former CFO; Thomas P. Clinton, Vice President of Sales and Director; Beverly N. Hawkins, Secretary and Vice President of Support Services; and William J. Buchanan, Treasurer and Vice President of Engineering. Ms. Hedrick and Ms. Hawkins and Messrs. Black, Clinton and Buchanan were also officers, directors and the shareholders of CSI - South Carolina. Other defendants in the suit are Alan Marrullier, The Geneva Companies, Inc., Capital Access Group LLC, Barron Partners LP, Liberty Capital LLC, Andrew Worden, Philip Seifert, Ned Gelband and Lee Haskin, against whom allegations of tortious interference with contractual relations, aiding and abetting a fraud, and breach of contract are asserted. The Amended Complaint seeks damages up to $60 million in total.

Several of our officers and directors are named as individual defendants in the lawsuit. Accordingly, the potential exists for conflicts of interest between those officers and directors and the Company. In order to avoid potential conflicts of interest that may arise, the board of directors felt that it was in our best interest to create a special litigation committee comprised of outside directors who are not named in the lawsuit, namely Anthony H. Sobel, Thomas V. Butta and Shaya Phillips. The special litigation committee, formed on July 8, 2005, was delegated the authority to manage the litigation. Furthermore, the special litigation committee has retained independent counsel to represent it with respect to the Integrated Tek Solutions, Inc. matter.

On August 15, 2005, we filed and served responsive pleadings consisting of a Verified Answer, Defendants’ First Request for Production and Deposition Subpoenas. Other parties have pending motions. We maintain that the plaintiff’s claims are without merit, and intend to vigorously defend the action.

In connection with August 15, 2002 and February 6, 2003 agreements between CSI – South Carolina and The Geneva Companies, Inc., we undertook the defense of The Geneva Companies, Inc. and Alan Marullier in the New York litigation effective October 28, 2005. The defense will involve additional expense to us, although such expense is not anticipated to be significant. Our special litigation committee also will monitor this relationship and take appropriate action if a conflict develops.

As explained above, we have undertaken the defense of our officers and directors individually named in the lawsuit. We have also advanced expenses to them. In accordance with Delaware law, those officers and directors have executed an Undertaking and Affirmation pursuant to which the officers and directors agree to repay any expenses advanced or indemnification paid with respect to the lawsuit if it is ultimately determined that the advancement of expenses or indemnification was improper under Delaware law.

(b) United States Department of Justice Subpoena

The U.S. Department of Justice (Atlanta Antitrust Division) served Computer Software Innovations, Inc. with an April 27, 2005 subpoena duces tecum in Matter No. 60-514191-0017 requesting the Company’s production of documents relating to the federal E-Rate program. The E-Rate Program is a government program providing funding for telecommunications, internet access and internal connections for schools that have a very high free and reduced lunch rate count. It is the Company’s understanding that similar inquiries have been directed to numerous other companies associated with the E-Rate program. No allegations concerning any impropriety by the Company have been made. However, the Antitrust Division’s collection of information from the hundreds of subpoenas it has issued to various E-Rate Program affiliates may eventually result in further inquiry or possible antitrust and/or related allegations. The Company has produced the requested information, and awaits direction from the Antitrust Division as to whether anything further is required of the Company. The Company intends to comply with all further direction, and management does not anticipate any allegations as a result of these inquiries.

(c) Non-employee Director Compensation

At this time, non-employee directors do not receive any cash compensation for serving on our board of directors. However, it is our intention to compensate the non-employee directors with awards of restricted common stock under our 2005 Incentive Compensation Plan. The awards have not yet been made, pending confirmation of final terms. However, it is anticipated that such awards would aggregate approximately 148,987 shares.

(d) Consulting Arrangement

We have entered into a consulting arrangement with SCBS Inc. of Lamont, Illinois, for SCBS to provide advisory services concerning business development and related strategies. Although the parties have not yet reached or executed a definitive agreement, the general terms of the arrangement call for a term of three years. In exchange for such services, we would compensate SCBS in the form of shares of restricted common stock, equal to approximately 3.5% of the outstanding common and preferred stock of the Company following the consummation of the February 2005 merger.

NOTE 6 – FINANCIAL INSTRUMENT (RELATED TO WARRANTS)

In February of 2005, the Company issued 7,217,736 warrants to Barron as part of a preferred stock financing. The warrants have a term of five years. The Company used a fair-value option pricing model to value these stock warrants. Pursuant to EITF 00-19, the value of these warrants has been recorded as a liability in the current liabilities section of the consolidated Balance Sheet due to a liquidated damages provision in the registration rights agreement related to the issuance of the preferred shares and warrants. The liquidated damages provision clause required the payment of cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock did not become effective by June 11, 2005.

It was not the intent by either party to the transaction (CSI or Barron) that the registration rights agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than as equity. Extra time had been required of the Company to consult with accounting, valuation and regulatory experts due to the recent accounting guidance related to the registration rights agreement, and its liquidated damages clause. In recognition of the changes in guidance and the Company’s efforts to address them, Barron extended the deadline by which the Company’s registration should become effective to avoid cash penalties. On November 7, 2005 Barron and the Company entered into an amendment to the Registration Rights Agreement to replace cash liquidated damages with liquidated damages in the form of additional shares of Series A Convertible Preferred Stock. Pursuant to the amended Registration Rights Agreement, we will be subject to an aggregate payment of up to 1,082,736 shares of preferred stock in lieu of cash at the previous 25% rate. Also, in exchange for a payment of $50,000, Barron agreed to waive liquidated damages through November 30, 2005.

EITF 00-19 states that “The initial balance sheet classification of the contracts [are] generally based on the concept that contracts that require net-settlement in cash are generally recorded as liabilities and contracts that require net-settlement in shares are equity instruments,” and includes other requirements for equity treatment, primarily that the payment must be in a set number of shares and the number of shares must not fluctuate or be tied to or based on the share market price (for example, there are no “top-off” or “make whole” provisions). Because the amendment to the Registration Rights Agreement changes the liquidated damages penalty from settlement in cash to settlement in a set number of shares which is unaffected by changes in the share market price, in accordance with EITF 00-19, as of the amendment date and subsequent to the date of the unaudited consolidated financial statements as of September 30, 2005, the fair value of the warrants will be reclassified from a liability to permanent equity. The par value of the preferred stock in temporary equity will also be reclassified to permanent equity. These reclassifications, assuming continued net income, will eliminate the deficit in shareholders’ equity. If the amendment and reclassifications had occurred as of September 30, 2005, the amount reported in our net shareholders’ equity would have been a net deficit of $0.1 million instead of the $6.3 million deficit reported in our unaudited consolidated financial statements as of September 30, 2005.

NOTE 7 – SEGMENT INFORMATION

Prior to January 1, 2005, CSI – South Carolina reported as one operating segment, as the chief operating decision-maker reviewed the results of operations of the Company as a single enterprise. Subsequent to December 31, 2004, CSI – South Carolina, and as a result of the merger, CSI, began reporting the results of its operations under two operating segments. Prior-year amounts have been reclassified to conform to the current period segment presentation. Costs related to the reverse acquisition have been excluded from segment results, as no significant operations were added in connection with the reverse acquisition.

Below is a description of the types of products and services from which each reportable segment derives its revenues.

CSI is organized into the two reportable segments: software applications and technology solutions.

Software applications segment

Through our software applications segment, we report the results of the development, sales, and deployment and provision of ongoing support of our proprietary software applications, fund accounting based financial management software and standards based lesson planning software.

Technology solutions segment

Through our technology solutions segment, we report the results of the technology solutions products through the sales and distribution of computers and accessories and the wide range of technology consulting services, including network and systems integration and computer support and maintenance services, that we provide.

Factors management used to identify our segments:

CSI’s reportable segments are analyzed separately because of the differences in margin routinely generated by the major products within each group, and the differences in which sales and investment decisions may be made to evaluate existing or potential new products.

The line entitled “Segment income (loss)” in the following tables is equal to “Operating income (loss)” as presented in our Consolidated Statements of Operations. In addition, none of the income or loss items following “Operating income (loss)” in our Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by CSI’s management.

The following tables summarize information about segment profit and loss for the three and nine month periods ended September 30, 2005 and 2004 and assets allocated to segments as of September 30, 2005 and 2004.

Software applications segment

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
NET SALES AND SERVICE REVENUE	$1,033,723	$1,091,391	$3,162,511	$3,326,353
GROSS PROFIT	$636,859	$740,342	$1,817,419	$2,335,404
SEGMENT INCOME (LOSS)	$130,770	$33,480	$474,027	$679,576
SEGMENT ASSETS	$2,418,329	$2,054,751	$2,418,329	$2,054,751

Technology solutions segment

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
NET SALES AND SERVICE REVENUE	$5,917,627	$5,287,906	$15,179,571	$14,492,293
GROSS PROFIT	$794,769	$1,087,872	$3,309,777	$2,955,514
SEGMENT INCOME (LOSS)	$209,854	$415,045	$1,730,651	$1,235,188
SEGMENT ASSETS	$6,127,008	$5,378,569	$6,127,008	$5, 378,569

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Segment income (loss):
Software applications segment	$130,770	$33,480	$474,027	$679,576
Technology solutions segment	209,854	415,045	1,730,651	1,235,188

TOTAL SEGMENT INCOME (LOSS)	340,624	448,525	2,204,679	1,914,764
Less: Merger and compliance costs (legal and accounting fees and option compensation)	161,258	—	1,819,784	—
OPERATING INCOME (LOSS) Per consolidated Statements of Operations	$179,366	$448,525	$384,894	$1,914,764

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

We are a developer of software applications and a provider of technology solutions, focused primarily on the needs of organizations that employ fund accounting. Our client base consists principally of municipalities, school districts and local government organizations, although we continue to increase the amount of products and services we provide to corporate and other non-governmental entities.

Organization

Prior to January 1, 2005, the Company reported as one operating segment, as the chief operating decision-maker reviewed the results of operations of the Company as a single enterprise.

Currently, our business efforts are focused on two key product segments: internally developed software applications and related service and support (“software applications”), and other technology solutions and related service and support (“technology solutions”). Subsequent to December 31, 2004, the Company has begun reporting separately for these two product segments. Prior-year amounts have been reclassified to conform to the current period presentation.

Software applications segment

Through our software applications segment, we report the results of operations related to the development of accounting and administrative software applications that are designed for organizations that employ fund accounting. These organizations are primarily municipalities, school districts and local governments. Specific software modules include:

•	General (or “Fund”) Ledger;

•	Accounts Payable;

•	Purchasing;

•	Payroll;

•	Personnel;

•	Employee Absence/Substitutes;

•	Inventory;

•	Utility Billing; and

•	Other specialty modules designed for education and government markets.

We also provide standards based lesson planning software. This software is designed to allow teachers to create lesson plans that tie to a state’s curriculum standards. Lesson plans may then be reviewed by school administrators and reports generated to determine if standards have been met.

Our software applications segment includes a staff of software developers, implementers, trainers, sales personnel and applications support specialists focused primarily on the development, sales, deployment and support of our “in-house” software products. From time-to-time they also provide support for the technology solutions segment.

Revenues from sales and support of software products developed for resale, coupled with some related hardware sales (also referred to as “software and related services”), produce higher margins than our technology solutions segment. Revenues from hardware sales and integration services generated by our technology solutions segment (also referred to as “hardware sales and related services”) generally produce lower margins, due to the high volume of hardware sold and reported through this segment. Hardware is traditionally a lower margin product relative to services and software.

Technology solutions segment

Our technology solutions segment has a staff of certified systems engineers capable of providing a broad range of technology solutions to our client base. Certified systems engineers are computer professionals who have passed a test indicating specialized knowledge in the design, planning and implementation of specific computer–based technology. These solutions can include, among other capabilities, planning, installation and management of computer, telephone, wireless, video conference, security monitoring and distance and classroom learning projects. Through this segment we also provide subsequent support and maintenance of equipment and systems.

We also provide network integration solutions as a value added reseller (selling equipment purchased from vendors to which we have added our engineering services) of computer hardware and engineering services, including, but not limited to:

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

In addition to our engineers, our technology solutions segment includes a staff of sales persons, project managers and product specialists. Activities incorporated into our technology solutions segment include the purchase and resale of products from a variety of manufacturers such as Hewlett Packard, Cisco, Microsoft, Novell, Promethean, Tandberg and DIVR. The technology solutions segment supports the activities of the software applications segment, as needed.

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the technology services segment when compared to the software applications segment.

We believe the combined efforts of our technology solutions segment and our software applications segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see the section entitled “Segment Information” below.

Business Strategy

In addition to our sales of software applications, technology solutions and related support and maintenance services, we provide technology consulting, including network and systems integration services as a part of our solutions sales efforts. These services also generate a significant amount of revenue from the sale of computer hardware equipment. Our marketing strategy is to provide a suite of software products coupled with full service integration of the hardware solutions that support those products and other back-office functions.

By providing a client the ability to call one solution provider and avoid the complications that often arise when dealing with multiple vendors, we believe we are able to achieve higher long-term client satisfaction and a competitive advantage in the marketplace. A strong referral base has been key to our success and we believe it will continue to play a vital role in our growth.

We intend to methodically expand the geographic reach of our technology offerings from our primary client locations in South Carolina, North Carolina and Georgia, to surrounding states over several years. Our technology offerings require hands-on implementation and support, which requires the recruitment of qualified personnel in an area of expansion to service our business. Investment in additional physical offices and other overhead may also be required.

In contrast, we are able to deliver software applications, demonstrations and training over the internet and deliver support by internet or phone. Accordingly, for our software applications segment, we plan to expand our geographic reach to a national level more quickly. With respect to our technology offerings and our software applications, we may accelerate expansion if we find complementary businesses in other regions that we are able to acquire.

We believe our markets contain a number of attractive acquisition candidates. We foresee expanding through acquisitions of one or more of the following types of technology organizations:

•	developers and resellers of complementary software, such as time and attendance, workflow management, tax appraisal and assessment, educational, court and law enforcement related products;

•	organizations focused on providing products and solutions to commercial large company (Fortune 100) and small business (SMB) accounts. Many of CSI’s current technology solutions translate to the corporate market, especially IP telephony, IP surveillance, video conferencing and network security;

•	consulting firms providing high level professional services. We believe this type of acquisition would enhance CSI’s offering of technology planning and project management; and

•	cabling and infrastructure contractors. CSI currently outsources cabling services.

Our business strategy provides that we will examine the potential acquisition of companies and businesses within our industry. In determining a suitable acquisition candidate, we will carefully analyze a target’s potential to add to and complement our product mix, expand our existing revenue base, improve our margins, expand our geographic coverage, strengthen our management team and, above all, improve stockholder returns. We are unable to predict the nature, size or timing of any acquisition. We can give no assurance that we will reach agreement or procure the financial resources necessary to fund any acquisition, or be able to successfully integrate or improve returns as a result of any such acquisition.

We continued to pursue potential acquisition candidates during the interim period. However, the Company has not entered into agreements or understandings for any acquisitions which management deems material.

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

Significant Accounting Issue and Potential Subsequent Event Affecting Basis of Presentation.

In the series of transactions referred to in “Organization” above and in Note 2, “ACQUISITION AND MERGER,” CSI issued warrants to Barron in connection with the issuance of preferred stock. In connection with this issuance, we entered into a registration rights agreement. The original agreement contained a liquidated damages clause which required cash penalties equal to 25% of Barron’s investment per annum if we did not file a registration statement with respect to the shares of common stock underlying the preferred stock and warrants and cause the registration to become effective and remain effective within the time period required. Since the liquidated damages were payable in cash, under EITF 00-19 a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) existed until the registration became effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, has been allocated to the warrants and recorded as a liability, and the par value of the preferred stock was recorded as temporary equity on the Balance Sheet until the Company’s registration statement on Form SB-2 becomes effective. As a result, our net shareholders’ equity as a result of this treatment is reported as a deficit of $6.3 million. (See also Note 6.)

It was not the intent by either party to the transaction (CSI or Barron) that the registration rights agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than as equity. Extra time had been required of the Company to consult with accounting, valuation and regulatory experts due to the recent accounting guidance related to the registration rights agreement, and its liquidated damages clause. In recognition of the changes in guidance and the Company’s efforts to address them, Barron extended the deadline by which the Company’s registration should become effective to avoid cash penalties. On November 7, 2005 Barron and the Company entered into an amendment to the Registration Rights Agreement to replace cash liquidated damages with liquidated damages payable in the form of additional shares of Series A Convertible Preferred Stock. Pursuant to the amended Registration Rights Agreement, we will be subject to an aggregate payment of up to 1,082,736 shares of preferred stock in lieu of cash at the previous 25% rate. Also, in exchange for a payment of $50,000, Barron agreed to waive liquidated damages through November 30, 2005.

EITF 00-19 states that “The initial balance sheet classification of the contracts [are] generally based on the concept that contracts that require net-settlement in cash are generally recorded as liabilities and contracts that require net-settlement in shares are equity instruments,” and includes other requirements for equity treatment, primarily that the payment must be in a set number of shares and the number of shares must not fluctuate or be tied to or based on the share market price (for example, there are no “top-off” or “make whole” provisions). Because the amendment to the Registration Rights Agreement changes the liquidated damages penalty from settlement in cash to settlement in a set number of shares which is unaffected by changes in the share market price, in accordance with EITF 00-19, as of the amendment date and subsequent to the date of the unaudited consolidated financial statements as of September 30, 2005, the fair value of the warrants will be reclassified from a liability to permanent equity. The par value of the preferred stock in temporary equity will also be reclassified to permanent equity. These reclassifications, assuming continued net income, will eliminate the deficit in shareholders’ equity. If the amendment and reclassifications had occurred as of September 30, 2005, the amount reported in our net shareholders’ equity would have been a net deficit of $0.1 million instead of the $6.3 million deficit reported in our unaudited consolidated financial statements as of September 30, 2005.

Overview of Financial Performance

Our revenues for the third quarter of 2005 were $6,951,350, an increase of $572,053 or 9.0% compared to the same quarter of the prior year. The increase was due to an increase in hardware sales, partially offset by a small decrease in software sales. The increase in hardware sales came primarily from a substantial sale of hardware at lower margins and a significantly high volume of hardware sold near the end of the quarter for which some services will be provided in a future period. The increase in hardware sales at lower margins coupled with the decline in software sales and related services, increases in travel and mileage allowances from increased fuel costs and other mobile costs related to product installations, training and other services resulted in a decline in gross profit for the period of $396,584 or 21.7%. Operating income declined from the prior year by $269,158 or 60.0% to $179,366. The decline in operating income was less than the decline in gross profits due to an executive level bonus in the prior year which did not reoccur in the current year, partially offset by the continuing compliance costs associated with the ongoing efforts of the Company to register shares as agreed in the Company’s sale of preferred shares and warrants (discussed further below) and other public reporting requirements. Modest increases in a variety of other costs, including salaries and wages and travel related costs as a result of expansion of the Company’s geographic sales reach, also reduced the impact of the non-recurring bonus. Net income increased $443,262 or 132.4%, to $778,118 due to an unrealized gain on warrants offsetting the impact of the decline in operating income. Due to the liquidated damages provision in the Company’s registration rights agreement (previously discussed), the outstanding warrants are reported as a liability and adjusted to fair market value each period end, with a corresponding charge to the income statement. This is a non-cash charge, which does not affect cash flows or income from operations. The unrealized gain on the warrants to purchase common stock was $1,190,926 in the third quarter.

Our revenues for the first nine months of 2005 were $18,342,082, $523,436 or 2.9% higher than the first nine months of 2004. The increase was due to the significant sale of lower margin products in the current quarter, as previously discussed, partially offset by the sale of printers and fax machines in the second quarter of the prior year which did not reoccur in the current year. A decline in new software sales and related services, substantially offset by an increase in software support revenues, also partially offset the gain in hardware sales. The decline in new software sales resulted from a temporary decline in sales personnel and efforts through the merger. The sales effort has now been refocused with an increase in sales personnel.

The improvement in product mix in the second quarter more than offset the impact of the lower margin product sales in the third quarter and sale of significant hardware near the end of the quarter without delivery of related services. However, this improvement in product mix was offset by the decline in margin from reduced sales of new software and related services. The net impact was a decline in gross profit for the nine months of $163,722 or 3.1% over the prior year period to $5,127,196.

Operating income for the nine months ended September 30, 2005 decreased from the prior year by $1,529,870 or 79.9% to $384,894 due to the legal and professional fees and option compensation incurred in the first quarter of 2005 in connection with the reverse acquisition (detailed below) and continuing compliance costs. These increases in expenses were partially offset by a decline in salaries and wages from the absence of executive level bonuses in the current year, which were paid in the prior year.

Net income for the nine months ended September 30, 2005 decreased $2,273,249 or 190.9% to a net loss of $1,082,735 as a result of the significant reverse acquisition, share registration efforts and compliance costs, and an unrealized loss on warrants to purchase common stock. Of this charge, $3,193,188 occurred in the prior quarters of 2005 and included the initial markup of the warrants to market following their issuance on February 11, 2005. A gain of $1,190,926 was recorded in the third quarter, for a total charge of $2,002,262 for the nine months ended September 30, 2005.

Consolidated Results of Operations for three months ended September 30, 2005 versus September 30, 2004

The following table and discussion sets forth the change in sales and the major items impacting the change in operating income for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004.

	Three Months Ended
	September 30, 2005	September 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$6,951,350	$6,379,297	$572,053
GROSS PROFIT	1,431,630	1,828,214	(396,584)
OPERATING INCOME	179,366	448,524	(269,158)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$572,054
Purchased hardware and software components			(691,161)
Salaries, wages and benefits			(233,888)
Other			(43,589)

			(396,584)
Operating Expenses:
Salaries, wages and benefits			415,247
Professional and legal compliance costs			(161,257)
Travel and mobile costs			(44,496)
Other			(82,068)

			$(269,158)

Revenue

Our revenues for the third quarter of 2005 were $6,951,350, an increase of $572,053 or 9.0% compared to the same quarter of the prior year. This net increase includes a $629,721 or 11.9% increase in hardware sales and services through the technology solutions segment and a $57,668 or 5.3% decrease in software sales and services through the software applications segment. The increase in the technology solutions segment came from a substantial sale of hardware at a lower margin and a significantly high volume of hardware sold near the end of the quarter for which some services will be provided in a future period. The decrease in the software applications segment was due to a decline in new software sales from the temporary reduction in sales staff earlier in the year, partially offset by an increase in support contract revenue. Late in the second quarter we hired several additional software sales personnel to eliminate the temporary reduction and to expand our geographic reach.

Gross Profit

Gross profit was $1,431,630 for the third quarter of 2005, a decrease of $396,584 or 21.7% over the same period of the prior year. The gross margin for the third quarter was 20.6% in 2005 versus 28.7% in 2004. The decrease in margin is attributed to the unfavorable change in product mix. A substantial sale at a lower margin was coupled with a high volume of lower margin products near the end of the quarter for which some services will be provided in a future period. An increase in labor costs to deliver more complex products also contributed to the decline in gross profit and gross margin.

Operating Expenses

Operating expenses were $1,252,264 for the third quarter of 2005, a decrease of $127,426 or 9.2% over the same quarter of the prior year. The above table analyzes the major items that account for this change. The decrease is reflected in salaries and wages due to executive level bonus compensation paid in the prior year, which was not awarded in the current year. The reduction in salaries and wages due to the non-recurring bonuses was partially offset by an increase in salaries and wages from additional sales personnel, increases in other sales, general and administrative costs, travel and mobile costs and from the compliance costs related to the Company becoming a public reporting entity in 2005. Travel and mobile costs grew due to increases in the sales force and efforts to expand our geographic reach into additional states beyond South Carolina, North Carolina and Georgia, as well as an increase in the mileage allowance from increased fuel costs. The increase in other selling, general and administrative expenses came primarily from insurance cost increases related to being a public company and an increase in taxable sales.

Operating Income

Operating income for the third quarter of 2005 was $179,366, a decrease of $269,158 or 60.0% over the same period of the prior year. The decrease was due to the decline in gross margin during the quarter, partially offset by the decreases in expenses discussed above.

Software applications segment

Through our software applications segment, we group the development, sales, deployment and ongoing support related to our internally developed software applications.

	Three Months Ended
	September 30, 2005	September 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$1,033,723	$1,091,391	$(57,667)
GROSS PROFIT	636,859	740,342	(103,483)
SEGMENT INCOME	130,770	33,480	97,290

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$(57,667)
Purchased components			81,733
Salaries, wages and benefits			(130,412)
Other miscellaneous			2,865

			(103,483)
Operating Expenses:
Salaries, wages and benefits			262,108
Other miscellaneous			(61,335)

			$97,290

New software sales declined compared to the prior year. The Company hired additional sales personnel in the prior quarter. The hirings were intended to remedy a shortfall in personnel at the end of the prior year and in the first half of the current year, as well as management’s time spent focused on the merger, both of which negatively impacted our new sales pipeline. The Company has also expanded into new geographic territories, primarily states surrounding South Carolina, North Carolina and Georgia. However, these expansion efforts have been initially challenging, as expected, due to the lack of prior history in the new states. The Company has had good acceptance to demonstrations and opportunities for quotes and has been in the final selection process in some new locations. Accordingly, and as the number of opportunities are increasing, we anticipate positive future results from the investment in increased geographic sales reach. The decline in new software sales was partially offset by an increase in ongoing support fees.

Gross profit declined primarily due to the decline in sales and increases in salaries and wages in operations from the addition of programmers and support staff for the conversion of the software to the Microsoft SQLdatabase. While these costs are capitalized, the amortization of previously capitalized software development costs from the prior move from DOS to Windows is largely offsetting the capitalization. These increases were partially offset by a decrease in purchased components from the decline in new software sales and related solution components.

Salaries and wages in operating expenses declined because an executive level bonus which was paid in the prior year was not awarded in the current year. These cost savings were partially offset by the impact of the expanded sales force. Segment operating income increased primarily due to the decline in salaries and wages.

Technology solutions segment

Through our technology solutions segment, we track the results of the technology solutions sales efforts, including the distribution and installation of computers and other hardware based solutions and accessories. We offer a wide range of technology consulting services, including network and systems integration and support and maintenance services.

	Three Months Ended
	September 30, 2005	September 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$5,917,627	$5,287,906	$629,721
GROSS PROFIT	794,769	1,087,872	(293,103)
SEGMENT INCOME	209,854	415,045	(205,191)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$629,721
Purchased hardware components			(779,728)
Salaries, wages and benefits			(103,476)
Other miscellaneous			(39,620)

			(293,103)
Operating Expenses:
Salaries, wages and benefits			162,228
Other miscellaneous			(74,316)

			$(205,191)

Technology solutions segment sales increased primarily from increases in hardware sales, including substantial sales of lower margin products near the quarter end. Increased sales of engineering services and support also contributed to the increase. These increases were partially offset by a decrease in vendor commissions from reduced ordering by our represented accounts, including a large order in the prior year which did not reoccur in the current year.

Gross margin decreased primarily due to the decline in vendor commissions, and higher costs associated with dealing with more complex products (for example, more IP telephony products) partially offset by an increase in sales of higher margin products, including internet-protocol based telephony solutions and instructional hardware.

The decline in operating income was less than the decline in gross profit primarily due to the absence of senior executive level bonuses which were awarded in the prior year but not repeated in the current one.

Interest and other income and expenses

Interest expense increased $76,555 in the third quarter of 2005 compared to the third quarter of 2004 due to the addition of borrowings in connection with the reverse acquisition. The Company had no funded debt at September 30, 2004. Unrealized gain on warrants increased $1,190,926, due to a decrease in the fair market value of the warrants based on the Black-Scholes valuation method.

Income Taxes

Income taxes for the third quarter of 2005 were $515,619, $398,119 or 338.8% higher than the same period of the prior year. The increase relates to the recording of the tax impact of the gain on the warrants partially offset by the tax effect of the decline in operating income (as previously discussed) and increase in interest expense.

Net Income (Loss) and EPS

Net income increased $443,262 or 132.4%, to $778,118 due to the unrealized gain on warrants to purchase common stock partially offset by the decline in operating income from the reduction in gross margin and increases in compliance and other costs. Due to the liquidated damages provision in the Company’s registration rights agreement discussed previously, the outstanding warrants are reported as a liability and adjusted to fair market value each period end, with a corresponding charge or credit to the income statement. This is a non-cash charge, which does not affect cash flows or income from operations. The unrealized gain on the warrants to purchase common stock was $1,190,926 in the third quarter.

Basic earnings per share increased from $0.13 per share in the third quarter of 2004 to $0.30 in the third quarter of 2005, reflecting declines in gross profit and income from operations including increases in compliance costs offset by the unrealized gain on warrants. On a fully diluted basis, earnings per share decreased from $0.13 per share for the third quarter of the prior year to $0.06 per share in the current year’s third quarter due to the added dilution from the issuance of the preferred shares and warrants in connection with the merger in February 2005.

Consolidated Results of Operations for nine months ended September 30, 2005 versus nine months ended September 30, 2004

The following table and discussion set forth the change in sales and the major items impacting the change in operating income for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004.

	Nine Months Ended
	September 30, 2005	September 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$18,342,082	$17,818,646	$523,436
GROSS PROFIT	5,127,196	5,290,918	(163,722)
OPERATING INCOME	384,894	1,914,764	(1,529,870)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$523,436
Purchased hardware and software components			6,731
Salaries, wages and benefits			(632,488)
Other			(61,401)

			(163,722)
Operating Expenses:
Salaries, wages and benefits (excluding stock option compensation)			592,647
Reverse acquisition costs			(759,283)
Stock option compensation			(631,174)
Professional and legal compliance costs			(381,561)
Travel and mobile costs			(41,872)
Other SG&A expenses			(144,905)

			$(1,529,870)

Revenue

Our revenues for the first nine months of 2005 were $18,342,082, $523,436 or 2.9% higher than the first nine months of 2004. The change resulted primarily from an increase in hardware sales and an increase in support revenues for both hardware and software, which were partially offset by declines in hardware commissions and new software sales. Sales of higher margin internet-protocol based telephony equipment and instructional hardware increased substantially through the first, second and third quarters, but were partially offset in the second quarter by a drop in lower margin printing and fax machine sales due to a large order in the prior year which did not reoccur in the current year. An increase in services by the technology solutions segment and increased sales of higher margin products offset the absence of the similar order in 2005. The decline in new software sales resulted from a temporary decline in sales personnel and management’s attention being diverted to the merger. The third quarter was the first quarter with the additional sales people in place for the entire quarter. However, the impact of additional staff has not yet been realized, given the relatively long sales cycle for software. Also, we believe that the effects of the new sales personnel in new geographic areas for us will take longer to yield results than in our core geographic markets.

Gross Profit

Gross profit was $5,127,196 for the first nine months of 2005, a decrease of $163,722 or 3.1% over the same period of the prior year. The gross margin was 28.0% for the first nine months of 2005 versus 29.7% for the same period of 2004. The increase in margin is attributed to a favorable change in product mix. The decline in sales of lower margin products coupled with the significant change in product mix from lower to higher margin products resulted in an increase in technology hardware costs of only $55,220 or 0.5%, compared to an increase in technology sales of $523,436 or 2.9%. However, this improvement from product mix was offset by increases in salaries and wages in connection with the handling of more complex products, a significant volume of hardware sold near the end of the quarter with some potential benefit from services to follow in a future quarter, and the decline in new software sales partially offset by increased support revenues. While the increase in salaries and wages had the biggest impact on the decline in gross profit, the decline in hardware commissions from the reduction of lower margin product, which is recorded with no corresponding cost, had the largest impact on the reduction in the margin percentage.

Operating Expenses

Operating expenses were $4,742,302 for the first nine months of 2005, an increase of $1,366,148 or 40.5% over the same period of the prior year. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in two non-recurring costs associated with the merger and recapitalization of CSI. These items and the related impact on Other selling, general and administrative expenses are discussed in “Reverse Acquisition Costs” and “Stock Option Compensation” below. The addition of legal and professional compliance costs in connection with the Company becoming a public reporting entity in early 2005 added to the increase. Salaries and wages decreased, primarily due to the absence of senior executive bonus compensation in early 2005 compared to bonuses given in 2004. The absence of the bonus in 2005 was in consideration of other monies received by the senior executives in connection with the Company’s merger in early 2005. This reduction was partially offset by an increase from additional sales personnel staffing.

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

Stock option compensation represents cost incurred to redeem certain stock options held by key management employees of CSI – South Carolina in connection with the merger. In August 2000, CSI – South Carolina approved and implemented an equity incentive plan pursuant to which eight non-executive employees were granted options to purchase 1,065,746 shares of common stock of CSI – South Carolina, of which 59,208 had been previously cancelled and 1,006,538 were outstanding as of December 31, 2004. Immediately prior to the merger, CSI – South Carolina cancelled options to purchase 797,403 shares and paid the option holders $899,144 as compensation for the cancellation, and reduced unearned stock compensation for the redemption by $267,970, for net compensation expense of $631,174 during the period. Employer FICA and medicare, additional expenses related to this transaction totaling $47,766, were also paid by CSI – South Carolina and are included in “Other selling, general and administrative costs” in our consolidated Statements of Operations.

Operating Income

Operating income for the nine months ended September 30, 2005 was $384,894, a decline of $1,529,870 or 79.9% compared to the same period of the prior year. The decline was due primarily to the significant increases in costs related to the reverse merger related costs and public reporting activities.

Segment Information

Software applications segment

	Nine Months Ended
	September 30, 2005	September 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,162,511	$3,326,353	$(163,842)
GROSS PROFIT	1,817,419	2,335,404	(517,985)
SEGMENT INCOME	474,027	679,576	(205,549)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$(163,842)
Purchased components			61,951
Salaries, wages and benefits			(419,867)
Other miscellaneous			3,773

			(517,985)
Operating Expenses:
Salaries, wages and benefits (excluding stock option compensation)			379,896
Other miscellaneous			(67,460)

			$(205,549)

Software applications segment sales decreased primarily due to lower software sales, partially offset by an improvement in sales of enhanced support agreements. The lower new software sales were due to the previously discussed temporary reduction in sales staff late in the prior year and through the merger.

Salaries and wages in cost of sales increased primarily due to the addition of the .Net Microsoft SQL (application programming language and database conversion) team in mid-2004. While these costs are generally capitalized, the amortization of previously capitalized costs roughly offset the capitalized portion, leaving a net increase in overall wage related costs in cost of sales. Salaries and wages in operating expenses declined due to senior executive level bonuses in the prior year not being repeated in the current year, partially offset by an increase in salaries and wages from reflecting the increased sales staff.

Technology solutions segment

	Nine Months Ended
	September 30, 2005	September 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$15,179,571	$14,492,293	$687,278
GROSS PROFIT	3,309,777	2,955,514	354,263
SEGMENT INCOME	1,730,651	1,235,188	495,463

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$687,278
Purchased components			(55,220)
Salaries, wages and benefits			(212,621)
Travel and mobile costs			(52,805)
Other miscellaneous			(12,369)

			354,263
Operating Expenses:
Salaries, wages and benefits (excluding stock option compensation)			229,753
Other miscellaneous			(88,553)

			$495,463

Technology solutions segment sales increased for the first nine months of 2005 versus the same period of 2004 due primarily to additional engineering and support services sold. A significant decrease in printer and fax sales in the second quarter and other commissions from hardware sales was offset by increased sales of higher margin products, primarily internet-protocol based telephony solutions and instructional hardware. The shift in product mix to higher margin products resulted in a modest rise in hardware costs compared to the improvement in segment revenue.

Salaries, wages and benefits increased in connection with increased engineering services sold, partially offset by a temporary decline in salaries, wages and benefits in operating expenses from the absence of senior executive level bonuses which were paid in the prior year.

Interest and other income and expenses

Interest expense increased $191,199 in the first nine months of 2005 compared to the first nine months of 2004 due to the addition of borrowings in connection with the reverse acquisition. The Company had no funded debt at September 30, 2004. Unrealized loss on warrants to purchase common stock was $2,002,262 for the first nine months of 2005. No loss on warrants was recorded in 2004 as no warrants were outstanding at that time.

Income Taxes

Income taxes were recorded as a net benefit of $719,709 for the first nine months of 2005, and declined $1,454,626 compared to the first nine months of 2004. The decline was due primarily to the loss resulting from the expenses related to the reverse acquisition activity, and the warrants, as discussed previously.

Net Income (Loss) and EPS

Net income decreased $2,273,249 or 190.9% to a net loss of $1,082,735 as a result of the significant reverse acquisition, share registration efforts and compliance costs, and an unrealized loss on warrants to purchase common stock. Of this charge, $3,193,188 occurred in the first six months of 2005 and included the initial markup of the warrants to fair market value following their issuance on February 11, 2005. A $1,190,926 gain was recorded in the third quarter, for a total net charge of $2,002,262 for the nine months ended September 30, 2005.

Basic earnings per share declined from income of $0.45 per share in the first nine months of 2004 to a loss of $0.41 in the first nine months of 2005, with improvements in gross profit overshadowed by increases in compliance costs and the unrealized loss on warrants. For the same reasons, on a fully diluted basis, earnings per share declined from $0.45 per share in the first nine months of 2004 to a loss of $0.41 per share for the first nine months of 2005. The additional preferred stock and warrants issued in connection with the merger in February 2005 were not included in the calculation of diluted earnings per share for 2005, as the effect was anti-dilutive.

Liquidity and Capital Resources

First Quarter 2005 Recapitalization

Prior to the February 2005 reverse acquisition, the Company had funded operations through cash flow from operations. As of December 31, 2004, the Company had $3.7 million in cash and cash equivalents and no outstanding loans.

Events in the first quarter of 2005 related to the merger and recapitalization of CSI – South Carolina have had a significant impact on our liquidity and capital resources. These events are described in more detail under the notes to the financial statements and earlier in management’s discussion. Substantially all of our cash at the time of the reverse acquisition was applied to the acquisition related dividend, redemption of stock options and other merger consideration and costs. The Company issued preferred stock and warrants and borrowed funds, both from its bank lender and subordinated debt from the preferred stock investor, to provide the remaining cash requirements of the merger. As a result, cash declined from $3,656,477 at December 31, 2004 to zero ($0) at September 30, 2005. Debt increased from zero ($0) at December 31, 2004 to borrowings at June 30, 2005 of $1,051,000 under our bank revolving line of credit and $2,250,400 subordinated notes (owed equally to the preferred stock investor, and the five former CSI – South Carolina shareholders). Due to the significant use of cash in the reverse acquisition, funds for working capital are now provided under our $3.0 million revolving line of credit.

Cash from Operating Activities

Cash used for operating activities totaled $1,533,989 in the first nine months of 2005 compared to cash provided by operating activities of $1,736,404 in the first nine months of 2004. The decrease of $3,270,393 is due primarily to the legal and professional fees, stock option compensation and taxes which resulted in a net loss for the period and is related to the reverse acquisition and the significant decrease in accounts payable from the reduction in sales of low margin products, previously discussed, and a significant increase in accounts receivable from increased sales in general and a significant portion federally funded through the E-Rate (schools and libraries division) program, which generally has a longer turnaround time for receipt of funds.

Changes since year end to Balance Sheet items related to operating activities are as follows:

Increases in accounts receivable and accounts payable were a result of the increased hardware sales and related purchases and slow collection of E-Rate receivables previously discussed. Increased hardware demand and timing of sales also resulted in an increase in inventories. The increase in deferred revenue is in connection with a significant increase in support agreements previously discussed, which are deferred over the life of the agreement. Deferred tax assets were recorded in the current year period related to the non-cash charge for recording of the financial instrument (warrants), new this year from the merger, to market value. This amount is added back in the cash flows statement as a reconciling item as this amount did not affect the decrease in cash flows.

Cash from Investing Activities

Cash used for investing activities totaled $828,170 in the first nine months of 2005 compared to $508,987 in the first nine months of 2004. Of the increase, $115,187 is due primarily to the continued investment in development in the .Net version of CSI’s major software modules, and is reflected in the increase in computer software costs in the consolidated Balance Sheet. The additional $203,996 represents capital additions to support the increase in the business, primarily an increase in sales, engineering and .Net team personnel, and solutions offerings, including the ability for customers to run our fund accounting software over the internet on our owned equipment (typically referred to as an ASP or automated service provider model). Assets purchased included computers, office cubicles, networking and development servers and related equipment and additional software licenses for support and customer management.

Cash from Financing Activities

Cash used for financing activities netted to $1,294,318 in the first nine months of 2005 compared to no financing needs or repayments in the first nine months of 2004. The increase of $1,294,318 is due entirely to activities related to the reverse acquisition, which have been summarized earlier in management’s discussions above and in Note 2 to the Consolidated Financial Statements, except for a net additional borrowing of $271,000 on the line of credit facility’s initial balance of $1,500,000 drawn in connection with the merger. Changes in the Balance Sheet line items for other assets (from deferred financing fees), bank line of credit, subordinated notes payable to shareholders and shareholders’ equity (deficit) are all a result of the merger related transactions detailed in Note 2 above and in the consolidated statement of changes in shareholders’ equity (deficit).

In addition to the changes related to the merger transaction, the Financial instrument (warrants) increased significantly from the initial allocation of proceeds from the preferred stock and warrants issuance and an increase in the fair market value of the warrants.

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

Credit Arrangements

During the first quarter, in order to support the activities of the reverse acquisition, the Company entered into a $3,000,000 line of credit facility whereby the Company can borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3,000,000. Loans bear interest at Libor rate plus 0.275%, (6.44% at September 30, 2005), payable monthly and mature on March 17, 2006. Immediately upon entering into the loan agreement, the Company borrowed $1,500,000 which was used for the paydown of a portion of the subordinated notes issued in connection with the merger.

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

During the preparation of its first quarter unaudited financial statements to be included in this Form 10-QSB, the Company determined that pursuant to EITF 00-19, the value of the warrants issued in conjunction with our preferred stock in February 2005 should be recorded as a current liability on our consolidated Balance Sheet until the Company has obtained an effective registration statement pursuant to the terms of the registration rights agreement entered into with the holder of the warrants and the preferred stock at the time of issuance. This accounting treatment is explained in more detail in Part I of this report, in Item 1 in footnotes 1, 2, and 6 to our consolidated unaudited financial statements, and in Item 2.

As a result of such accounting treatment for the warrants as a liability, our net worth was reduced at September 30, 2005 from a net worth of approximately $0.1 million to a deficit of nearly $6.3 million. When we entered into our $3.0 million bank revolving credit facility on March 17, 2005, the accounting for the warrants described above was not anticipated. As a result, the Company, as a condition to such loan arrangement, represented that it had a net worth of $600,000 or greater, counting as equity for the purposes of such calculation subordinated indebtedness of $2.3 million. Taking into account the new accounting treatment for the warrants, we now believe that the representation of a minimum net worth of $600,000 made at the closing of the credit facility was not correct and that we may have been in technical default under our bank credit facility. The bank has granted us a waiver with respect to any such default until November 30, 2005. Pursuant to the waiver, we are obligated to achieve a minimum net worth of $600,000 or more as of such date and at quarter end thereafter, again counting subordinated debt as equity for the purposes of such calculation.

As discussed in Part I, Item 1, Note 1 under “Recent Developments,” the Company and Barron entered into an amendment to the Registration Rights Agreement on November 7, 2005. The amendment replaced cash liquidated damages with liquidated damages payable in the form of a fixed number of additional shares of Series A Convertible Preferred Stock. In accordance with EITF 00-19, the amendment has the effect of causing the fair value of the warrants to be reclassified from a liability to equity as of the amendment date and subsequent to the date of the unaudited consolidated financial statements as of September 30, 2005. This reclassification, assuming continued net income to date, will eliminate the deficit in shareholders’ equity. Accordingly, we were in compliance with the minimum net worth covenant as of the amendment date.

As of September 30, 2005, and at November 10, 2005, there were outstanding draws totaling $1,771,000 and $2,619,000, respectively, under our bank credit facility. Pursuant to our agreements with the bank, upon an event of default, it may accelerate and require the repayment of all amounts under the credit facility. It may also decline to make further advances. At September 30, 2005 and November 10, 2005, approximately $1.2 million and $0.4 million respectively, were available for future advances under the facility.

We do not believe that any related default or adverse effect was triggered under any other material agreement of the Company as a consequence of any potential loan default under our bank credit facility described above.

Future Capital Needs and Resources.

General

Since inception, and prior to the merger, the Company has funded its operations through cash flow from operations.

Ongoing capital resources depend on a variety of factors, including our existing cash balance, availability under our line of credit facility, the cash flow generated from our operations and external financial sources that may be available. As of December 31, 2004, our capital resources included $3.7 million of cash, which was impacted by the merger and related transactions described above. As a result, at September 30, 2005 our cash balance was zero, and we were funding our operations through the use of $1,771,000 of our $3 million line of credit. Our ability to generate sufficient operating cash flow is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers;

•	our ability to continue to grow our customer base;

•	our ability to renew the line of credit or obtain replacement financing; and

•	our ability to collect accounts receivable timely, in particular federally funded receivables.

Factors Affecting Capital Needs and Resources

Set forth below are factors which management believes could have a significant impact on our future cash capital needs and resources.

Customer support billings. We historically bill a significant portion of our service contracts late in the second quarter of the year. Historically, this amount has exceeded $2,000,000. While revenue for service contracts is deferred over the life of the contract (typically over a year) significant cash is generated in the third or fourth quarter as a result of the service payments being billed and collected as payment for the entire future year’s service. The Company borrows through its line of credit based on availability tied to its receivables. Cash collections are first used to pay down the line of credit. Thereafter, funds are available to be borrowed again based on our receivables position and line of credit limit as detailed below. Only if the line were to be paid down and working capital needs met would we have significant cash on our Balance Sheet.

Burden of Professional and Legal Compliance Costs. For the nine months ended September 30, 2005, professional and legal compliance costs totaled $381,561. These related primarily to compliance costs for the Company’s transition to a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should abate upon the completion of the registration process and the effectiveness of the Company’s registration statement with the Securities and Exchange Commission. Although the Company is hopeful that such registration can be completed in 2005, there can be no assurances that this will in fact occur and cost savings realized. Also, the compliance costs associated with public company status is significant, and management is uncertain as to the magnitude of any cost savings when and if the registration statement were to go effective.

Further, the Company is involved in litigation which is described in Part II, Item 1 of this report. To date, the legal expenses associated with such lawsuit have totaled approximately $220,000. Although management believes the lawsuit is without merit, it is unable to project defense costs, which could be significant.

Bank Credit Facility. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, for the foreseeable future, we will rely on our $3.0 million line of credit facility whereby the Company can borrow up to 80% of its receivable balance, not to exceed the total facility limit of $3.0 million. As of September 30, 2005, our facility allows for borrowing up to $3.0 million (based on adjustments for eligible receivables) of which $1,771,000 was outstanding and approximately $1.2 million was available for additional loan advances. At November 10, 2005, there was approximately $0.4 million available. (See also our discussions regarding default and waiver of loan covenants under “Credit Arrangements” above.)

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

Subordinated Promissory Notes. At September 30, 2005, subordinated promissory notes payable to shareholders totaled approximately $2.3 million. As discussed above under “Bank Credit Facility,” management believes that operating cash flow may not be sufficient to both repay this bank credit facility in March upon its maturity and repay in full all of the subordinated promissory notes on the May 10, 2006 due date. As discussed above, management anticipates renewing the bank credit facility. If the Company were unable to do so, or replace such facility on acceptable terms, it may not be able to repay the subordinated notes. There can be no assurance as to what adverse collection actions the subordinated shareholders might take, whether the noteholders would agree to an extension and on what terms, and the impact such a default might otherwise have on the Company’s other creditors and its financial condition.

Short Term Capital Requirements. We currently anticipate that our capital needs will principally consist of $800,000 for software development and $500,000 for capital expenditures, of which a portion is directly related to services offered to customers (ASP model noted in financing activities above).

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

Potential Capital Inflow from Warrants Exercise. A significant amount of cash and capital for the Company would be generated by the exercise by Barron of its common stock Warrants. The exercise of Warrant A, with an exercise price of $1.3972, would generate approximately $5 million. The exercise of Warrant B, with an exercise price of $2.0958, would generate approximately $7.6 million. The complete exercise of the Warrants is in the sole discretion of Barron, subject to the restrictions in the preferred stock and the Warrants prohibiting Barron from beneficially holding greater than 4.9% of our outstanding common stock. Although we presume any decision by Barron to exercise the warrants or any portion would depend upon our stock price, results of operations and the long term outlook for the development of our business, among other things, we cannot predict if and when Barron may exercise the Warrants. Accordingly, there can be no assurance that Barron will exercise the Warrants and that we will receive any resulting capital.

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

In making our assessments of a fully-funded business plan, we have considered:

•	cash and cash equivalents on hand or available to our operations through our line of credit of approximately $1.2 million at September 30, 2005;

•	expected cash flow from operations;

•	the anticipated level of capital expenditures of $500,000;

•	software development costs of $800,000; and

•	our scheduled debt service.

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

Recent Accounting Pronouncements

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending December 31, 2006.

Cautionary Statement Regarding Forward-Looking Information

Certain information contained in this interim financial report includes forward-looking statements that involve substantial risk and uncertainties. Statements that are not reported financial results or other statements of historical facts are forward-looking statements. Forward-looking statements include, for example, statements about our business outlook, assessment of market conditions, strategies, future plans, future sales, prices for our major products, inventory levels, capital spending and tax rates. When used in this interim financial report, these forward-looking statements are generally identified by the words or phrases “may,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “project” or words of similar import. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks, uncertainties and other factors that may cause actual results to differ materially from those expressed in or implied by the forward-looking statements. In addition to specific factors described in connection with any particular forward-looking statement, factors and risks that could cause actual results to differ materially include, but are not limited to, those described under the caption “Cautionary Statement Regarding Forward-Looking Information” in CSI’s annual report on Form 10-KSB for the year ended December 31, 2004, and from time to time, in our other filings with the Securities and Exchange Commission, including those sections entitled “Risk Factors.” In addition, other risks could adversely affect us, as it is not possible for us to predict or assess all risks. You are accordingly cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date that we make them. We disclaim any obligation to publicly update or revise any forward-looking statements even if our situation changes in the future.

Item 3. Controls and Procedures.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective, except with regard to the following material weakness in internal control over financial reporting noted as follows.

In March 2005, the Public Company Accounting Oversight Board, or PCAOB, defined a “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected, or that a company will be unable to comply with laws and regulations, which includes the timely filing of required reports with the Securities and Exchange Commission. As a result of this new standard, our management noted in our most recent review a significant deficiency. Prior to February 11, 2005, we were a public shell with virtually no operations and had limited need for staff with highly technical accounting and public reporting expertise. In addition, our predecessor, Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”) was a private company and likewise had no need for staff with technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and resumed public reporting of significant operations. Due to the time required to source, attract, negotiate and hire personnel with the necessary experience, we remained for several months without sufficient public reporting or technical expertise to resolve non-routine or complex accounting matters and public reporting requirements such as we encountered in the merger with CSI – South Carolina, Inc. It was not until May 6, 2005 that we hired a chief financial officer with prior public reporting experience who is accustomed to dealing with more complex accounting matters. As a result, we were unable to file our first and second quarterly reports on Form 10-QSB for 2005 by their initial due dates and were forced to utilize filing extensions, which we complied with. Also on August 22, 2005, we amended our first quarter Form 10-QSB to restate our financial statements for the period ended March 31, 2005.

We are working with the new chief financial officer to enlist the resources necessary to assist in the handling of complex non-routine accounting issues and to meet public disclosure requirements in a timely fashion. Following consultation with the Company’s Audit Committee and board of directors, the chief financial officer has received authority to engage outside accounting experts to support management in their review, interpretation, and implementation of significant changes in accounting and regulatory reporting requirements. The purpose is to provide outsourced augmentation of our internal resources on an as needed basis which management believes will be more cost effective than the direct hiring of full-time experts. Due to the Company’s small size relative to other public companies served, and the limited availability of experienced resources in our business community, we have not yet engaged outside technical support. Accordingly, while we continue to pursue outside options, our chief financial officer is training existing personnel. We may augment our internal staff with more experienced personnel. If we are unsuccessful in securing outside technical support, the training and recruiting process may extend into 2006.

Otherwise, there were no other changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2005, that have materially affected and are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Integrated Tek Solutions Lawsuit

As previously disclosed in a Current Report on Form 8-K dated April 22, 2005 and in our quarterly report on Form 10-QSB for the quarter ended March 31, 2005, on April 4, 2005, Integrated Tek Solutions, Inc. filed a lawsuit against us in the Supreme Court of the State of New York, County of New York, alleging breach of contract, fraud, negligent misrepresentation and promissory estoppel. We received notice of the suit on April 14, 2005. The action arises out of a letter of intent pursuant to which a predecessor to the plaintiff, Yasup, LLC, and a predecessor to us, Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”) conducted negotiations relating to a potential acquisition of CSI – South Carolina’s capital stock by Yasup, LLC.

We received an Amended Complaint on June 3, 2005, which added several new defendants. Some of our officers and directors are named as individual defendants in the suit. These include Nancy K. Hedrick, CEO and Director; Joe G. Black, former CFO; Thomas P. Clinton, Vice President of Sales and Director; Beverly N. Hawkins, Secretary and Vice President of Support Services; and William J. Buchanan, Treasurer and Vice President of Engineering. Ms. Hedrick and Ms. Hawkins and Messrs. Black, Clinton and Buchanan were also officers, directors and the shareholders of CSI - South Carolina. Other defendants in the suit are Alan Marrullier, The Geneva Companies, Inc., Capital Access Group LLC, Barron Partners LP, Liberty Capital LLC, Andrew Worden, Philip Seifert, Ned Gelband and Lee Haskin, against whom allegations of tortious interference with contractual relations, aiding and abetting a fraud, and breach of contract are asserted. The Amended Complaint seeks damages up to $60 million in total.

Several of our officers and directors are named as individual defendants in the lawsuit. Accordingly, the potential exists for conflicts of interest between those officers and directors and the Company. In order to avoid potential conflicts of interest that may arise, the board of directors felt that it was in our best interest to create a special litigation committee comprised of outside directors who are not named in the lawsuit, namely Anthony H. Sobel, Thomas V. Butta and Shaya Phillips. The special litigation committee, formed on July 8, 2005, was delegated the authority to manage the litigation. Furthermore, the special litigation committee has retained independent counsel to represent it with respect to the Integrated Tek Solutions, Inc. matter.

On August 15, 2005, we filed and served responsive pleadings consisting of a Verified Answer, Defendants’ First Request for Production and Deposition Subpoenas. Other parties have pending motions. We maintain that the plaintiff’s claims are without merit, and intend to vigorously defend the action.

In connection with August 15, 2002 and February 6, 2003 agreements between CSI – South Carolina and The Geneva Companies, Inc., we undertook the defense of The Geneva Companies, Inc. and Alan Marullier in the New York litigation effective October 28, 2005. The defense will involve additional expense to us, although such expense is not anticipated to be significant. Our special litigation committee also will monitor this relationship and take appropriate action if a conflict develops.

As explained above, we have undertaken the defense of our officers and directors individually named in the lawsuit. We have also advanced expenses to them. In accordance with Delaware law, those officers and directors have executed an Undertaking and Affirmation pursuant to which the officers and directors agree to repay any expenses advanced or indemnification paid with respect to the lawsuit if it is ultimately determined that the advancement of expenses or indemnification was improper under Delaware law.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

On November 11, 2005, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and our Quarterly Reports on Forms 10-QSB for the quarters ended June 30, 2005 and March 31, 2005 should not be relied upon for the reasons set forth below and that we will restate these financial statements to make the necessary accounting corrections. The decision to restate was made with the concurrence of our independent registered public accounting firm.

In the process of reviewing our financial statements in comparison to accounting pronouncements and the disclosures of other entities, our chief financial officer identified that certain reclassifications were necessary to properly meet the disclosure requirements under generally accepted accounting principles. Primarily, certain items recorded in selling, general and administrative costs, including certain salaries and expenses and the amortization of capitalized software development costs should be recorded as components of cost of sales. Traditionally, the Company had only recorded the cost of purchased components as a part of cost of sales. These adjustments do not affect net income or cash flows.

We have reviewed and discussed these issues as well as the required accounting treatment and disclosure with Elliott Davis, LLC, our independent registered public accounting firm. We have determined that the impact of correcting the errors to our previously reported net income and other expenses would be material if the errors were corrected. As a result, we intend to amend our Annual Report on Form 10-KSB for the year ended December 31, 2004 and our Quarterly Reports on Forms 10-QSB for the periods ended June 30, 2005 and March 31, 2005 to restate our financial statements to correct the errors in the period in which they originated.

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

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: November 14, 2005	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ David B.Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.