Form 10QSB/A
period 2005-03-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2005-12-08
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

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

Amendment No. 1

On August 16, 2005, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued financial statements contained in our quarterly report on Form 10-QSB for the quarter ended March 31, 2005 should not be relied upon for the reasons set forth below. We restated our financial statements for such period in an Amendment No. 1 filed with the Commission on August 22, 2005 to make the necessary accounting corrections.

On February 10, 2005, we entered into a Registration Rights Agreement (the “Agreement”) with Barron Partners LP (“Barron”) in connection with the issuance of convertible preferred stock and warrants, whereby we undertook to file a registration statement registering the sale of the shares of our common stock underlying the convertible preferred stock and warrants held by Barron. Under the Agreement as in effect during the first quarter, the failure to timely effect the registration statement triggered cash liquidated damages. According to recent accounting guidance, the existence of the cash liquidated damages provisions caused Barron’s warrants to be treated as a liability on our books. In connection with the filing of our first quarter Form 10-QSB, we sought to resolve this issue, and prepared our financial statements to comport with the recently issued guidance. Simultaneously, we pursued options available under the accounting guidance whereby we could amend our registration rights agreement, subject to the approval of Barron, to eliminate the liability treatment. This pursuit of alternatives resulted in significant technical discussions with several accounting, regulatory and valuation experts. In the process, additional changes were identified which we believed necessary to properly reflect the full impact of the transaction in accordance with accounting guidance.

Specifically, in Amendment No. 1, we revised the carrying value of the stock warrants as of March 31, 2005. We recorded an unrealized loss of $3,084,921 on the warrants in other income (expense) to adjust the value of the warrants to their estimated fair value at March 31, 2005. The estimated fair value of the warrants was revised after consultation with a valuation expert, and through the use of the Black-Scholes model. This resulted in a reduction in net income and retained earnings. The reduction in retained earnings was primarily offset by increases in our warrant related liability.

Amendment No. 2

On November 11, 2005, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, determined that certain expenses for activities related to products and services sold totaling $882,572 and $620,634 for the three months periods ended March 31, 2005 and 2004, respectively, should be reclassified from operating expenses to cost of sales. Reclassifications for these items have been made in this amendment.

Also in this amendment, due to further guidance, we have reclassified the portion of the proceeds from the issuance of preferred stock and warrants that was allocated to the par value of preferred stock ($7,218) from permanent equity to temporary equity.

General

The adjustments reflected in this amendment do not affect income from operations or cash flows.

All amounts in this quarterly report on Form 10-QSB/A have been updated, as appropriate, to reflect these restatements. We did not update this quarterly report on Form 10-QSB/A for subsequent events occurring after the filing of our original quarterly report on Form 10-QSB on May 20, 2005.

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004
REVENUES
Software applications segment	$986,749	$1,130,771
Technology solutions segment	3,105,555	2,381,307

Net sales and service revenue	4,092,304	3,512,078

COST OF SALES
Cost of sales excluding depreciation, amortization and capitalization	506,438	275,656
Depreciation	8,026	4,957
Amortization of capitalized software costs	133,623	104,694
Capitalization of software costs	(201,261)	(139,962)
Software applications segment	446,826	245,345
Cost of sales excluding depreciation	2,478,488	1,960,746
Depreciation	9,295	8,795
Technology solutions segment	2,487,783	1,969,541

Total cost of sales	2,934,609	2,214,886

Gross profit	1,157,695	1,297,192

OPERATING EXPENSES
Salaries and wages and benefits (excluding stock-based compensation)	602,391	693,474
Stock option compensation	631,174	—
Reverse acquisition transaction costs	759,283	—
Travel and mobile costs	62,226	101,424
Depreciation	12,679	16,601
Other selling, general and administrative expenses	140,231	108,522

Total operating expenses	2,207,984	920,021

Operating income (loss)	(1,050,289)	377,171

OTHER INCOME (EXPENSE)
Interest income	6,022	4,266
Interest expense	(37,445)	—
Gain on disposal of property and equipment	100	—
Unrealized loss on financial instrument	(3,084,921)	—

Net other income (expense)	(3,116,244)	4,266

Income (loss) before income taxes	(4,166,533)	381,437

INCOME TAX EXPENSE (BENEFIT)	(1,717,090)	120,568

Net income (loss)	$(2,449,443)	$260,869

BASIC EARNINGS (LOSS) PER SHARE	$(0.93)	$0.10

DILUTED EARNINGS (LOSS) PER SHARE	$(0.93)	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING – Basic	2,631,786	2,631,786

WEIGHTED AVERAGE SHARES OUTSTANDING – Diluted	2,631,786	2,640,396

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS

CURRENT ASSETS
Cash and equivalents	$1,123,576	$3,656,477
Accounts receivable	2,714,285	2,362,304
Prepaid expenses	48,334	8,007
Inventories	205,792	—
Taxes receivable	580,404	—
Deferred income taxes	1,233,968	—

Total current assets	5,906,359	6,026,788

PROPERTY AND EQUIPMENT, net	141,363	143,451

COMPUTER SOFTWARE COSTS, net	824,426	756,788

OTHER ASSETS	84,300	500

	$6,956,448	$6,927,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,246,474	$773,825
Deferred revenue	1,185,987	1,212,898
Deferred tax liability	320,432	212,630
Taxes payable	—	309,753
Bank line of credit	1,500,000	—
Financial instrument	8,119,953	—

Total current liabilities	12,372,846	2,509,106

SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS	2,250,400	—

PREFERRED STOCK - $0.001 par value; 15,000,000 shares authorized; 7,217,736 shares issued and outstanding	7,218	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value 40,000,000 shares authorized; 2,631,786 shares issued and outstanding	2,632	2,632
Additional paid-in capital	77,368	77,368
Retained earnings (deficit)	(7,754,016)	4,070,451
Unearned stock compensation	—	267,970

Total shareholders’ equity (deficit)	(7,674,016)	4,418,421

	$6,956,448	$6,927,527

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Stock Compensation	Total
Balances at December 31, 2004	$2,632	$77,368	$4,070,451	$267,970	$4,418,421
Purchase of VerticalBuyer shell	—	—	(415,024)	—	(415,024)
Stock option compensation	—	—	—	631,174	631,174
Redemption of stock options	—	—	—	(899,144)	(899,144)
Dividends paid	—	—	(3,460,000)	—	(3,460,000)
Purchase of stock from shareholders upon Merger	—	—	(5,500,000)	—	(5,500,000)
Net loss for three months ended March 31, 2005	—	—	(2,449,443)	—	(2,449,443)

Balances at March 31, 2005	$2,632	$77,368	$(7,754,016)	$—	$(7,674,016)

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

Basis of presentation

The consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. CSI Technology Resources Inc., was acquired by CSI on May 1, 2000, and became the technology services segment of CSI. This subsidiary no longer has any significant operations or accounting, as all activities are now accounted for within CSI, except that certain vendor contracts are still in the name of CSI Technology Resources, Inc. At a future date, the name on these contracts may be converted and the subsidiary deactivated, subject to a review of any tax or legal implications. The consolidated balance sheet and the related statements of operations, capital accounts and cash flows are unaudited. Intercompany balances and transactions have been eliminated. The Company uses the accrual basis of accounting. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America.

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

It was not the intent by either party to the transaction (CSI or Barron) that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than equity. The Company is in the process of negotiating an amendment to the liquidated damages provisions of the Registration Rights Agreement to eliminate the accounting treatment of the proceeds (net of par value) as a liability. If successful, the par value of preferred stock will be reclassified from temporary to permanent equity and the liability will be reclassified to equity and, assuming continued earnings from operations, our reported shareholders’ deficit would be eliminated.

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

The preferred stock transaction was entered into in accordance with a registration rights agreement. The agreement contains a liquidated damages clause which requires cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock does not become effective by June 11, 2005. Since the liquidated damages are payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) exists until the registration is made effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been recorded as a liability, and the par value of the preferred stock was recorded as temporary equity on the balance sheet. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $7.7 million.

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

NOTE 7 – SEGMENT INFORMATION

Prior to January 1, 2005, CSI – South Carolina reported as one operating segment, as the chief operating decision-maker reviewed the results of operations of the Company as a single enterprise. Subsequent to December 31, 2004, CSI – South Carolina, and as a result of the merger, CSI, began reporting its operations under two operating segments. Prior-year amounts have been reclassified to conform to the current period segment presentation. Costs related to the reverse acquisition have been excluded from segment results, as no significant operations were added in connection with the reverse acquisition.

Below is a description of the types of products and services from which each reportable segment derives its revenues:

CSI is organized into the two segments: software applications and technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

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

Software applications segment

	Three Months Ended
	March 31, 2005	March 31, 2004
NET SALES AND SERVICE REVENUE	$986,749	$1,130,771
GROSS PROFIT
SEGMENT INCOME	$197,489	$455,848
SEGMENT ASSETS	$2,074,069	$2,022,323

Technology solutions segment

	Three Months Ended
	March 31, 2005	March 31, 2004
NET SALES AND SERVICE REVENUE	$3,105,555	$2,381,307
GROSS PROFIT
SEGMENT INCOME (LOSS)	$190,445	$(78,677)
SEGMENT ASSETS	$3,430,441	$2,790,101

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per Statement of Operations (GAAP measure):

	Three Months Ended
	March 31, 2005	March 31, 2004
Segment income (loss):
Software applications segment	$197,489	$455,848
Technology solutions segment	190,445	(78,677)

TOTAL SEGMENT INCOME (LOSS)	387,934	377,171
Less: Merger costs (legal and accounting fees and option compensation)	1,438,223	—
OPERATING INCOME (LOSS) Per Statement of Operations	$(1,050,289)	$377,171

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

Currently our business efforts are focused on two key operating segments: internally developed software applications and related service and support (our “Software applications segment”), other technology solutions and related service and support (our “Technology solutions segment”). Subsequent to December 31, 2004, the Company has begun reporting separately for its two operating segments: the Software applications segment and the Technology solutions segment. Prior-year amounts have been reclassified to conform to the current period presentation.

Software applications segment

Our Software applications segment develops accounting and administrative software applications that are designed for organizations that employ fund accounting. These organizations are primarily municipalities, school districts and local governments. Specific software modules include:

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

As in other competitive software businesses, the sales and support of software products developed for resale, coupled with few related hardware sales, support higher margins in the Software applications segment (also referenced as “software and related services”). The sales of the Technology solutions segment (also referenced as “hardware sales and related services”) are typically at lower margins, due to the amount of hardware, a traditionally low margin product, included in these sales.

Technology solutions segment

Our technology solutions segment has a staff of certified engineers capable of providing a broad range of technology solutions to our client base, including, but not limited to:

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

In addition to our engineers, our technology solutions segment includes a staff of sales persons, project managers and product specialists. Our technology solutions segment also purchases and resells products from a variety of manufacturers including but not limited to Hewlett Packard, Cisco, Microsoft, Novell, Promethean, Tandberg and DIVR, and supports the Software applications segment, as needed.

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology services segment when compared to the Software applications segment.

We believe the combined efforts of our technology solutions segment with that of our Software applications segment provide CSI with a competitive advantage in the education and government markets.

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

Prior to the merger, CSI – South Carolina, for $899,144, redeemed options to purchase 797,403 shares, as allowed for under a stock option plan which had provided to certain non-executive employees options to purchase 1,065,746 shares of common stock, representing 73.34% of the 1,006,538 options then outstanding. Pursuant to the plan the option holders retained the remaining portion of their options. In connection with the merger, the surviving corporation assumed the plan and the board of directors, at their discretion, provided that the options after the merger were convertible into shares of common stock of the surviving corporation at the same ratio applicable to the five CSI – South Carolina shareholders in the merger. VerticalBuyer also had a plan, with shares available for issuance at the time of the merger; however all options under the plan had expired, and the plan was cancelled on March 24, 2005. Subsequent to the end of the quarter the board approved a new plan which allows the award of stock-based compensation for the potential ownership of options, restricted stock or stock appreciation rights at the discretion of the board up to an aggregate of 1,100,000 shares. As of the filing date of this report, no awards have been granted or are outstanding under the new plan.

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

Consolidated Results of Operations

	Three Months Ended
	March 31, 2005	March 31, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$4,092,304	$3,512,078	$580,226
GROSS PROFIT	1,157,695	1,297,192	(139,497)
OPERATING INCOME (LOSS)	(1,050,289)	377,171	(1,427,460)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$580,226
Salaries, wages and benefits			(254,120)
Purchased components			(457,785)
Other miscellaneous			(7,818)

			(139,497)

Operating Expenses:
Salaries, wages and benefits			91,083
Reverse acquisition costs			(759,283)
Stock option compensation			(631,174)
Other SG&A expenses			11,411

			$(1,427,460)

Three months ended March 31, 2005, versus three months ended March 31, 2004

Sales

Total sales in the first quarter of 2005 increased $580,226 in comparison with the first quarter of 2004. This net increase includes a $724,248 increase in hardware sales and services through the technology solutions segment and a $144,022 decrease in software sales and services through the software solutions segment. The increase in the technology solutions segment came from both increases in hardware sales and related engineering support services. The decline in the software solutions segment was due to a decrease in new software sales from a temporary reduction in sales staff and a deferral of some installations into the second quarter from first quarter software installations.

Gross Profit

Gross profit in the first quarter of 2005 decreased $139,497 in comparison with the first quarter of 2004. The gross margin percentage was 28.3% in 2005 versus 36.9% in 2004. The decrease in margin is attributed to an unfavorable change in product mix. Hardware (Technology solutions segment) sales, with relatively low margins increased during the quarter while software (Software applications segment) sales, our highest margin products, decreased. (For reasons for changes in sales mix, see the “Sales” section above.) Salaries, wages and benefits also increased due to the addition of a .Net (pronounced “dot-net”) Microsoft SQL (application programming language and database conversion) team to the Software applications segment. While this team’s work is primarily capitalized, the capitalization was substantially offset by depreciation of prior capitalized cost (netted in other miscellaneous) and the net result was an overall increase in expenses related to development.

Operating Expenses

Operating expenses increased $1,287,963 in the first quarter of 2005 compared to the first quarter of 2004. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in two non-recurring costs associated with the merger and recapitalization of CSI. Following is a brief explanation of these items and the related impact on Other selling, general and administrative (“SG&A”) expenses. A decrease in Salaries, wages and benefits partially offset theses increases. The decrease in Salaries, wages and benefits was due to the absence in the current year of executive level bonuses paid in the prior year.

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

Segment information

Prior to January 1, 2005, the Company reported as one operating segment, as the chief operating decision-maker reviewed the results of operations of the Company as a single enterprise. Subsequent to December 31, 2004, the Company began reporting its operations under two operating segments. Prior-year amounts have been reclassified to conform to the current period segment presentation.

CSI is organized into the two segments: software applications and technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	March 31, 2005	March 31, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$986,749	$1,130,771	$(144,022)
GROSS PROFIT	539,923	885,426	(345,503)
SEGMENT INCOME (LOSS)	197,489	455,848	(258,359)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$(144,022)
Salaries, wages and benefits			(178,587)
Other miscellaneous			(22,894)

			(345,503)

Operating Expenses:
Salaries, wages and benefits			73,002
Other miscellaneous			14,142

			$(258,359)

Sales decreased primarily due to lower software sales, partially offset by an increase in service revenues. The lower software sales were due to a temporary reduction in sales staff and a deferral of software installations into the second quarter of first quarter purchase orders.

Salaries, wages and benefits increased primarily due to the addition of the ..Net Microsoft SQL (application programming language and database conversion) team. The increase in salaries and wages in cost of sales was partially offset by a decline of salaries and wages in operating expenses due to the absence in the current year of executive level bonuses paid in the prior year.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	March 31, 2005	March 31, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,105,555	$2,381,307	$724,248
GROSS PROFIT	617,772	411,766	206,006
SEGMENT INCOME (LOSS)	190,445	(78,677)	269,122

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$724,248
Purchased components			(402,397)
Salaries, wages and benefits			(75,553)
Other miscellaneous			(40,292)

			206,006

Operating Expenses:
Salaries, wages and benefits			21,404
Other miscellaneous			41,712

			$269,122

Sales, Purchased components and Salaries, wages and benefits increased primarily due to additional hardware and related engineering services sold and related additional wages incurred. The increase in salaries and wages in cost of sales was partially offset by a decline of salaries and wages in operating expenses due to the absence in the current year of executive level bonuses paid in the prior year.

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

Credit Arrangements

During the quarter, in order to support the activities of the reverse acquisition, the Company entered into a $3,000,000 line of credit facility whereby the Company can borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3,000,000. Loans bear interest at Libor rate plus 0.275%, (5.61% at March 31, 2005), payable monthly and mature on March 17, 2006. Immediately upon entering into the loan agreement, the Company borrowed $1,500,000 which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. There was $340,406 available under the facility as of March 31, 2005. Under the facility CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement, require the achievement of debt to EBITDA ratio of not more than 2.5:1 measured on a quarterly rolling twelve months by June 30, 2005, EBITDA of not less than $2,000,000 by year-end 2005 and a minimum tangible net worth of $1,500,000 including subordinated debt by year-end 2005. As of the end of the current quarter, the Company would not meet these requirements, and while management is optimistic we will meet these requirements, there can be no guarantee we will do so by the effective dates prescribed in the covenants. Were the Company not to meet its covenants, it could be forced to seek a temporary waiver or other financing. The Company also has significant commitments under the notes payable to the original five shareholders of CSI – South Carolina and Barron, as a result of the reverse acquisition, totaling $2,250,400, which will be due and payable in May of 2006.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Our chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, except with regard to a deficiency in internal control over financial reporting related to the need for additional qualified financial and accounting personnel. Such deficiency is discussed in “Deficiency Related to Qualified Financial and Accounting Personnel” below. This evaluation was subsequently modified due to the Company’s decisions on August 16, 2005 and November 11, 2005 to restate its financial statements. Based on their analysis relating to and as of the date of such decisions, these officers concluded that our disclosure controls and procedures were not effective for the additional reasons described in “August 2005 Restatement of Financial Statements” and “November 2005 Restatement of Financial Statements” below.

Deficiency Related to Qualified Financial and Accounting Personnel

In March 2005, the Public Company Accounting Oversight Board, or PCAOB, defined a “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected, or that a company will be unable to comply with laws and regulations, which includes the timely filing of required reports with the Securities and Exchange Commission. As a result of this new standard, our management noted in its evaluation a significant deficiency. Prior to February 11, 2005, we were a public shell with virtually no operations and had limited need for staff with highly technical accounting and public reporting expertise. In addition, our predecessor, Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”) was a private company and likewise had no need for staff with technical accounting and public reporting expertise. In the period covered by this report, we entered into a complex merger and resumed public reporting of significant operations. Due to the time required to source, attract, negotiate and hire personnel with the necessary experience, we remained as of March 31, 2005 without sufficient public reporting or technical expertise to resolve non-routine or complex accounting matters and public reporting requirements such as we encountered in the merger with CSI – South Carolina. It was not until May 6, 2005 that we were able to hire a chief financial officer with prior public reporting experience who is accustomed to dealing with more complex accounting matters. As a result, we were unable to file our first quarterly report on Form 10-QSB for 2005 by its initial due date and were forced to utilize a filing extension, with which we complied.

We are working with the new chief financial officer to enlist the resources necessary to assist in the handling of complex non-routine accounting issues and to meet public disclosure requirements in a timely fashion. Following consultation with our audit committee and board of directors, the chief financial officer has received authority to engage outside accounting experts to support management in their review, interpretation and implementation of significant changes in accounting and regulatory reporting requirements. The purpose is to provide outsourced augmentation of our internal resources on an as-needed basis, which management believes will be more cost effective than the direct hiring of full-time experts. Due to the Company’s small size relative to other public companies served, and the limited availability of experienced resources in our business community, we have not yet engaged outside technical support. Accordingly, while we continue to pursue outside options, our chief financial officer is training existing personnel. We may augment our internal staff with more experienced personnel. If we are unsuccessful in securing outside technical support, the training and recruiting process may extend into 2006.

August 2005 Restatement of Financial Statements

On August 16, 2005, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued financial statements contained in our quarterly report on Form 10-QSB for the quarter ended March 31, 2005 should not be relied upon for the reasons set forth below. On August 22, 2005, we restated these financial statements to make the necessary accounting corrections in an Amendment No. 1 to our March 31, 2005 Form 10-QSB. The decision to restate was made with the concurrence of our independent registered accounting firm.

On February 10, 2005, we entered into a Registration Rights Agreement (the “Agreement”) with Barron Partners LP (“Barron”) in connection with the issuance of convertible preferred stock and warrants, whereby we undertook to file a registration statement registering the sale of the shares of our common stock underlying the convertible preferred stock and warrants held by Barron. Under the agreement as in effect during the first quarter, the failure to timely effect the registration statement triggered cash liquidated damages. According to recent accounting guidance, the existence of the cash liquidated damages provisions caused Barron’s warrants to be treated as a liability on our books. In connection with the filing of our first quarter Form 10-QSB, we sought to resolve this issue, and prepared our financial statements to comport with the recently issued guidance. Simultaneously, we pursued options available under the recent accounting guidance whereby we could amend our registration rights agreement, subject to the approval of Barron, to eliminate the liability treatment. This pursuit of alternatives resulted in significant technical discussions with several accounting, regulatory and valuation experts. In the process, additional changes were identified which we believed necessary to properly reflect the full impact of the transaction in accordance with accounting guidance.

Specifically, in Amendment No. 1, we revised the carrying value of the stock warrants as of March 31, 2005. We recorded an unrealized loss of $3,084,921 on the warrants in other income (expense) to adjust the value of the warrants to their estimated fair value at March 31, 2005. The estimated fair value of the warrants was revised after consultation with a valuation expert, and through the use of the Black-Scholes model. This resulted in a reduction in net income and retained earnings. The reduction in retained earnings was primarily offset by increases in our warrant related liability. The adjustments reflected in Amendment No. 1 did not affect income from operations or cash flows.

November 2005 Restatement of Financial Statements

On November 11, 2005, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued financial statements contained in our amended quarterly report on Forms 10-QSB for the quarter ended March 31, 2005 should not be relied upon for the reasons set forth below and that we would need to restate the financial statements to make necessary accounting corrections. The decision to restate was made with the concurrence of our independent registered public accounting firm.

In the process of reviewing our financial statements in comparison to accounting pronouncements and the disclosures of other entities, our chief financial officer identified that certain reclassifications were necessary to properly meet the disclosure requirements under generally accepted accounting principles. Primarily, certain items recorded in selling, general and administrative costs, including certain salaries and expenses and the amortization of capitalized software development costs, should have been recorded as components of cost of sales. Traditionally, the Company had only recorded the cost of purchased components as a part of cost of sales.

Also in the restatement, due to further guidance, we reclassified the portion of the proceeds from the issuance of preferred stock and warrants that was allocated to the par value of preferred stock ($7,218) from permanent equity to temporary equity. The adjustments reflected in the restated financial statements do not affect net income or cash flows.

As a result of the need to restate our financial statements for the quarter ended March 31, 2005, we again amended our Form 10-QSB for that period. Furthermore, we have restated our assessment of the effectiveness of our controls and procedures for the first quarter.

Changes in Internal Control over Financial Reporting

Other than as stated above, there were no other changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2005, that have materially affected and are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: December 8, 2005	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: December 8, 2005	By:	/s/ David B. Dechant
David B Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	Waiver letter agreement between the Company and RBC Centura Bank dated May 19, 2005 (previously filed in the Computer Software Innovations, Inc. Form 10-QSB filed on May 20, 2005).