Form 10QSB/A
period 2005-06-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2005-12-08
CIK 1109879

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

On November 11, 2005, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued financial statements contained in our quarterly report on Form 10-QSB for the quarter ended June 30, 2005 should not be relied upon. Specifically, they determined that certain expenses for activities related to products and services sold, totaling $897,046 and $742,572 for the three month periods ended June 30, 2005 and 2004, and $1,779,618 and $1,363, 206 for the six month periods ended June 30, 2005 and 2004, should be reclassified from operating expenses to cost of sales. Reclassifications for these items have been made and we have restated these financial statements to make the necessary accounting corrections.

Also in this amendment, due to further guidance, we have also reclassified the portion of the proceeds from the issuance of preferred stock and warrants that was allocated to the par value of preferred stock ($7,218) from permanent equity to temporary equity,

These adjustments do not affect income from operations or cash flows.

All amounts in this quarterly report on Form 10-QSB/A have been updated, as appropriate, to reflect these restatements. We did not update this quarterly report on Form 10-QSB/A for subsequent events occurring after the filing of our original quarterly report on Form 10-QSB on August 22, 2005.

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
REVENUES
Software applications segment	$1,142,039	$1,104,191	$2,128,788	$2,234,962
Technology solutions segment	6,156,389	6,823,080	9,261,944	9,204,387

Net sales and service revenue	7,298,428	7,927,271	11,390,732	11,439,349

COST OF SALES
Cost of sales excluding depreciation, amortization and capitalization	499,477	424,425	1,005,915	700,081
Depreciation	6,689	4,692	14,715	9,649
Amortization of capitalized software costs	121,049	105,400	254,672	210,094
Capitalization of software costs	(125,813)	(139,962)	(327,074)	(279,924)

Software applications segment	501,402	394,555	948,228	639,900

Cost of sales excluding depreciation	4,250,616	5,359,100	6,729,104	7,319,846
Depreciation	8,539	8,104	17,834	16,899

Technology solutions segment	4,259,155	5,367,204	6,746,938	7,336,745

Total cost of sales	4,760,557	5,761,759	7,695,166	7,976,645

Gross profit	2,537,871	2,165,512	3,695,566	3,462,704

OPERATING EXPENSES
Salaries and wages and benefits (excluding stock-based compensation)	773,474	859,791	1,375,865	1,553,265
Stock option compensation	—	—	631,174	—
Reverse acquisition transaction costs	—	—	759,283	—
Professional and legal compliance costs	220,303	—	220,303	—
Travel and mobile costs	90,168	53,595	152,394	155,019
Depreciation	14,772	16,851	27,451	33,452
Other selling, general and administrative expenses	183,337	146,206	323,568	254,728

Total operating expenses	1,282,054	1,076,443	3,490,038	1,996,464

Operating income	1,255,817	1,089,069	205,528	1,466,240

OTHER INCOME (EXPENSE)
Interest income	—	2,569	6,023	6,835
Interest expense	(77,199)	—	(114,644)	—
Gain on disposal of property and equipment	—	—	100	—
Unrealized loss on financial instrument	(108,266)	—	(3,193,188)	—

Net other income (expense)	(185,465)	2,569	(3,301,709)	6,835

Income (loss) before income taxes	1,070,352	1,091,638	(3,096,181)	1,473,075

INCOME TAX EXPENSE (BENEFIT)	481,762	496,849	(1,235,328)	617,417

NET INCOME (LOSS)	588,590	594,789	(1,860,853)	855,658

BASIC EARNINGS (LOSS) PER SHARE	$0.22	$0.23	$(0.71)	$0.33

DILUTED EARNINGS (LOSS) PER SHARE	$0.05	$0.23	$(0.71)	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	2,631,786	2,631,786	2,631,786	2,631,786

– Diluted	12,474,658	2,640,438	2,631,786	2,640,480

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and equivalents	$—	$3,656,477
Accounts receivable	5,827,697	2,362,304
Prepaid expenses	119,850	8,007
Inventories	168,729	—
Taxes receivable	15,301	—
Deferred Income Taxes	1,277,275	—

Total current assets	7,408,852	6,026,788

PROPERTY AND EQUIPMENT, net	176,829	143,451

COMPUTER SOFTWARE COSTS, net	829,190	756,788

OTHER ASSETS	500	500

	$8,415,371	$6,927,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,584,717	$773,825
Deferred revenue	2,098,845	1,212,898
Deferred tax liability	280,397	212,630
Taxes payable	—	309,753
Bank line of credit	1,051,000	—
Subordinated notes payable to shareholders	2,250,400	—
Financial instrument	8,228,220	—

Total current liabilities	15,493,579	2,509,106

PREFERRED STOCK- $0.001 par value; 15,000,000 shares authorized; 7,217,736 shares issued and outstanding	7,218	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value 40,000,000 shares authorized; 2,631,786 shares issued and outstanding	2,632	2,632
Additional paid-in capital	77,368	77,368
Retained earnings (deficit)	(7,165,426)	4,070,451
Unearned stock compensation	—	267,970

Total shareholders’ equity (deficit)	(7,085,426)	4,418,421

	$8,415,371	$6,927,527

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Stock Compensation	Total
Balances at December 31, 2004	$2,632	$77,368	$4,070,451	$267,970	$4,418,421

Purchase of VerticalBuyer shell	—	—	(415,024)	—	(415,024)
Stock option compensation	—	—	—	631,174	631,174
Redemption of stock options	—	—	—	(899,144)	(899,144)
Dividends paid	—	—	(3,460,000)	—	(3,460,000)
Purchase of stock from shareholders upon Merger	—	—	(5,500,000)	—	(5,500,000)
Net loss for six months ended June 30, 2005	—	—	(1,860,853)	—	(1,860,853)

Balances at June 30, 2005	$2,632	$77,368	$(7,165,426)	$—	$(7,085,426)

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

It was not the intent by either party to the transaction (CSI or Barron) that the registration rights agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than equity. The Company is in the process of negotiating an amendment to the liquidated damages provisions of the registration rights agreement to eliminate the accounting treatment of the proceeds (net of par value) as a liability. If successful, the liability and temporary equity will be reclassed to permanent equity and, assuming continued earnings from operations, our reported shareholders’ deficit would be eliminated.

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

In accordance with Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, the Company records revenues as net when the Company serves as an agent whereby the Company’s supplier pays a commission to the Company but acts as the primary obligor in a transaction and as gross when the Company serves as a principal whereby the Company acts as the primary obligor in a transaction, has the latitude for establishing pricing and retains all the credit risk associated with such transaction.

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

The 9,747,560 potential common shares are not used in the calculation of diluted loss per share for the six months period ended June 30, 2005 as the effect would be anti-dilutive. As a result of the merger, prior period per share amounts have been restated to reflect the stock split issuances and cancellation of common stock. Accordingly, the common shares outstanding for the quarterly and nine month periods ended June 30, 2004 are 2,631,786. The number of shares used in the diluted earnings per share calculation for the quarterly and six month periods ended June 30, 2004 are 2,640,438 and 2,640,480, respectively, and include the dilutive effect of options outstanding at that time. The dilutive effect of the preferred stock and warrants issued in connection with the issuance of preferred stock after the reverse merger has not been included in the diluted earnings per share calculation for the quarterly and six months periods of the prior year as these were not outstanding at that time.

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

The significant merger related cash activity in the order it occurred is as follows:

Purchase of VerticalBuyer shell company	$(415,024)
CSI – South Carolina redemption of options for common stock	(899,144)
Initial cash payment of portion of CSI—South Carolina $3,460,000 dividends declared to shareholders	(960,000)
Proceeds from sale of preferred stock and warrants in merger	5,042,250
Proceeds from issuance of subordinated note to Barron	1,875,200
Payment of remaining outstanding dividends declared, from warrant proceeds	(2,500,000)
Payment of the first of the two sets of subordinated notes issued to shareholders in connection with merger	(3,624,800)
Payment of debt issuance costs for $3,000,000 revolving credit facility	(83,800)
Initial borrowings under revolving credit facility	1,500,000
Partial payment on second set of shareholder ($1,875,200) and Barron’s ($1,875,200) notes, from loan proceeds	(1,500,000)

Net effect of merger transactions on cash, and cash used for financing activities	$(1,565,318)

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

Merger Agreement. On February 10, 2005, VBYR entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CSI – South Carolina. The Merger Agreement provided that, upon the terms and conditions set forth in the agreement, CSI – South Carolina would merge into CSI, with CSI continuing as the surviving corporation. The merger and related transactions were consummated on February 11, 2005 via the surrender (and cancellation) of CSI’s shares in VerticalBuyer, representing 77% ownership of the common stock of VerticalBuyer before the merger, and an exchange by the five shareholders of CSI – South Carolina of their shares in CSI – South Carolina for shares in VerticalBuyer representing 96% ownership in VerticalBuyer (now known as CSI) following the merger, and the issuance of notes payable to the shareholders, and cash (as detailed below).

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

As a result of such accounting treatment for the warrants as a liability, our net worth was reduced at June 30, 2005 from a net deficit of $0.1 million to a deficit of $7.1 million. When we entered into our $3 million bank revolving credit facility on March 17, 2005, the accounting for the warrants described above was not anticipated. As a result, the Company, as a condition to such loan arrangement, represented that it had a net worth of $600,000 or greater, counting as equity for the purposes of such calculation subordinated indebtedness of $2.3 million. Taking into account the new accounting treatment for the warrants, we now believe that the representation of a minimum net worth of $600,000 made at the closing of the credit facility was not correct and that we may be in technical default under our bank credit facility as a result. The bank has granted us a waiver with respect to any such default until August 30, 2005. Pursuant to the waiver, we are obligated to achieve a minimum net worth of $600,000 or more as of such date and at quarter end thereafter, again counting subordinated debt as equity for the purposes of such calculation. As discussed in Part I, Item 2, we are currently in negotiations with the holder of the preferred stock and warrants to amend the liquidated damages provisions contained in the registration rights agreement in such a way as to eliminate the current accounting treatment which causes the warrants to be classified as a liability. Likewise, such accounting treatment would be eliminated upon the registration statement which is the subject of the registration rights agreement becoming effective with the SEC and thereby foreclosing during the period of such effectiveness the operation of the liquidated damages provisions. Although management anticipates that through one or both of these alternatives it will be able to eliminate the current accounting for the warrants and comply with the requirements of the bank waiver, we can give no assurances that we will in fact successfully comply with the requirements of the bank waiver and avoid again being in default under our bank credit facility. If the Company remains in technical default of this covenant, in light of management’s ongoing efforts to resolve the issues surrounding the liability classification of the warrants, while not assured, management believes the bank will grant an additional waiver.

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

The preferred stock transaction was entered into in accordance with a registration rights agreement. The agreement contains a liquidated damages clause which requires cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock does not become effective by June 11, 2005. Extra time has been required of the Company to consult with accounting, valuation and regulatory experts due to recent accounting guidance related to the registration rights agreement and its liquidated damages clause. In recognition of the changes in guidance and the Company’s efforts to address them, Barron has extended, until September 30, 2005, the deadline by which the Company’s registration should become effective to avoid cash penalties. Since the liquidated damages are payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) exists until the registration is made effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been recorded as a liability on the balance sheet. The par value of the preferred stock has been classified as temporary equity on the accompanying balance sheet. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $7.1 million.

It was not the intent by either party to the transaction (CSI or Barron) that the registration rights agreement result in the majority of the proceeds from the preferred stock issuance and warrants being recorded as a liability rather than as equity. The Company is in the process of negotiating an amendment to the liquidated damages provisions of the registration rights agreement to eliminate the accounting treatment of the proceeds (net of par value) as a liability. If successful, the liability and temporary equity will be reclassed to permanent equity and, assuming continued earnings from operations, our reported shareholders’ deficit would be eliminated.

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

Software applications segment

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
NET SALES AND SERVICE REVENUE	$1,142,039	$1,104,191	$2,128,788	$2,234,962
GROSS PROFIT	$640,637	$709,636	$1,180,560	$1,595,062
SEGMENT INCOME (LOSS)	$145,768	$185,343	$343,257	$646,095
SEGMENT ASSETS	$2,888,029	$2,207,283	$2,888,029	$2,207,283

Technology solutions segment

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
NET SALES AND SERVICE REVENUE	$6,156,389	$6,823,080	$9,261,944	$9,204,387
GROSS PROFIT	$1,897,234	$1,455,876	$2,515,006	$1,867,642
SEGMENT INCOME (LOSS)	$1,330,352	$903,726	$1,520,797	$820,145
SEGMENT ASSETS	$6,800,139	$5,742,250	$6,800,139	$5,742,250

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per Statement of Operations (GAAP measure):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Segment income (loss):
Software applications segment	$145,768	$185,343	$343,257	$646,095
Technology solutions segment	1,330,352	903,726	1,520,797	820,145

TOTAL SEGMENT INCOME (LOSS)	1,476,120	1,089,069	1,864,054	1,466,240
Less: Merger and compliance costs (legal and accounting fees and option compensation)	220,303	—	1,658,526	—
OPERATING INCOME (LOSS) Per Statement of Operations	$1,255,817	$1,089,069	$205,528	$1,466,240

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

Currently our business efforts are focused on two key operating segments: internally developed software applications and related service and support (our “Software applications segment”), and other technology solutions and related service and support (our “Technology solutions segment”). Subsequent to December 31, 2004, the Company has begun reporting separately for these two operating segments. Prior-year amounts have been reclassified to conform to the current period presentation.

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

Overview of Financial Performance

Our revenues for the second quarter of 2005 were $7,298,428, a decrease of $628,843 or 7.9% compared to the same quarter of the prior year. The decrease was due to a decrease in hardware sales, partially offset by a small increase in software sales. The decrease in hardware sales came primarily from a substantial sale of printers and fax machines, generally lower margin products, which occurred in the prior year, but did not reoccur in the current year. The decline in sales of these relatively low margin products were partially offset by a significant increase in higher margin products, including internet-protocol based telephony products and instructional hardware. This favorable change in product mix resulted in an increase in the gross profit of $372,359 or 17.2% to $2,537,871. Operating income improved from the prior year by $166,748 or 15.3% to $1,255,817. The improvement in operating income was significantly less than the improvement in gross margin due to continuing compliance costs associated with the ongoing efforts of the Company to register shares as agreed in the Company’s sale of preferred shares and warrants (discussed further below) and other public reporting requirements. Modest increases in a variety of other costs, including salaries and wages and travel as a result of expansion of the Company’s geographic sales reach also reduced the impact of the product mix improvements on operating income. Net income decreased $6,199 or 1.0%, to $588,590 due to an unrealized loss on warrants to purchase common stock and increases in compliance and other costs, partially offset by the significant improvement in product mix. Due to the liquidated damages provision in the Company’s registration rights agreement (previously discussed), the outstanding warrants are reported as a liability and adjusted to fair market value each period end, with a corresponding charge to the income statement. This is a non-cash charge, which does not affect cash flows or income from operations. The unrealized loss on the warrants to purchase common stock was $108,266 in the second quarter. Without this item, net income for the six months would have been approximately $100,000 or 17.2% ahead of the same period of the prior year.

Our revenues for the first six months of 2005 were $11,390,732, $48,617 or 0.4% lower than the first six months of 2004. The decrease was due to the significant sale of printers and fax machines in the second quarter of the prior year which did not reoccur in the current year. A decline in new software sales, partially offset by an increase in software support revenues contributed to the decline. The decline in new software sales resulted from a temporary decline in sales personnel and efforts through the merger. The sales effort has now been refocused and included an increase in sales personnel.

The decline in lower margin printer and fax machine sales was almost entirely offset by an improvement in product mix with increased sales of internet-protocol based telephony products and instructional hardware at higher margins, and an increase in support revenues. The favorable change in product mix resulted in an increase in gross profit of $232,862 or 6.7% to $3,695,566.

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

Net income also decreased $2,716,511 or 317.5% to a net loss of $1,860,853 as a result of the significant reverse acquisition, share registration efforts and compliance costs, and an unrealized loss on warrants to purchase common stock. $3,084,922 of this charge occurred in the first quarter of 2005 and reflected the initial markup of the warrants to market following their issuance on February 11, 2005. $108,266 was recorded in the second quarter, for a total charge of $3,193,188 for the six months ended June 30, 2005. Without these special items, warrants and reverse acquisition related costs, net income for the six months would have been approximately $1.9 million or 223.8% ahead of the same period of the prior year.

Consolidated Results of Operations for three months ended June 30, 2005 versus June 30, 2004

The following table and discussion sets forth the change in sales and the major items impacting the change in operating income for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004.

	Three Months Ended
	June 30, 2005	June 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$7,298,428	$7,927,271	$(628,843)
GROSS PROFIT	2,537,871	2,165,512	372,359
OPERATING INCOME	1,255,817	1,089,069	166,748

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(628,843)
Purchased hardware and software components			1,155,676
Salaries, wages and benefits			(144,480)
Other			(9,994)

			372,359
Operating Expenses:
Salaries, wages and benefits			86,317
Professional and legal compliance costs			(220,303)
Travel and mobile costs			(36,573)
Other			(35,052)

			$166,748

Revenue

Our revenues for the second quarter of 2005 were $7,298,428, a decrease of $628,843 or 7.9% compared to the same quarter of the prior year. This net decrease includes a $666,691 or 9.8% decrease in hardware sales and services through the technology solutions segment and a $37,848 or 3.4% increase in software sales and services through the Software solutions segment. The decrease in the Technology solutions segment came from a decrease in sales of lower margin printers and faxes partially offset by increases in the sales of higher margin internet protocol based telephone products and instructional hardware. The increase in the Software solutions segment was due to an increase in support contract revenue partially offset by a decline in new software sales from the temporary reduction in sales staff earlier in the year. Late in the second quarter the Company hired several additional software sales personnel to eliminate the temporary reduction and to expand its geographic reach.

Gross Profit

Gross profit was $2,537,871 for the second quarter of 2005, an increase of $372,359 or 17.2% over the same period of the prior year. The gross margin percentage for the second quarter was 34.8% in 2005 versus 27.3% in 2004. The increase in margin is attributed to the favorable change in product mix. Hardware (Technology solutions segment) sales of relatively high margin products increased during the quarter while the sale of a substantial amount of low margin products in the prior year did not reoccur. The benefit from the higher margin product sales offset the impact of the large prior year order which did not occur and an increase in labor costs to deliver more complex products.

Operating Expenses

Operating expenses were $1,282,053 for the second quarter of 2005, an increase of $205,610 or 19,1% over the same quarter of the prior year. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in compliance costs related to the Company becoming a public reporting entity in 2005. These costs were not incurred in 2004 as the Company was then private. Salaries and wages decreased, primarily due to the absence of executive level bonuses in the current year which were paid in the prior year. The increase in Other SG&A expenses came primarily from insurance cost increases related to being a public company and an increase in taxable sales.

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

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	June 30, 2005	June 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$1,142,039	$1,104,191	$37,848
GROSS PROFIT	640,637	709,636	(68,999)
SEGMENT INCOME	145,768	185,343	(39,575)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit
Sales			$37,848
Salaries, wages and benefits			(110,868)
Other miscellaneous			4,021

			(68,999)
Operating Expenses
Salaries, wages and benefits			44,787
Other miscellaneous			(15,363)

			$(39,575)

Software sales improved and salaries and wages increased, both as the temporary reduction in sales staff in the first quarter of 2005 was remedied with the hiring of additional sales personnel for increased geographic presence, and with an increase in enhanced support contracts the increase in salaries and wages in operating expenses was offset by the absence of executive level bonuses which were given in the prior year. Gross profit and segment income declined as the increase in expenses more than offset the improvement in sales.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories . We offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	June 30, 2005	June 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$6,156,389	$6,823,080	$(666,691)
GROSS PROFIT	1,897,234	1,455,876	441,358
SEGMENT INCOME	1,130,352	903,726	426,626

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit
Sales			$(666,691)
Purchased hardware components			1,120,069
Salaries, wages and benefits			(33,612)
Other miscellaneous			21,592

			441,358
Operating Expenses
Salaries, wages and benefits			45,683
Other miscellaneous			(60,415)

			$426,626

Sales decreased primarily from a substantial sale of printers and fax machines in the prior year, which did not reoccur in the current year. The decline in sales was offset by a favorable improvement in costs as a result of the reduction in lower margin printing products sales being partially offset by a significant increase in sales of higher margin products, including internet-protocol based telephony solutions and instructional hardware. The improvement in product mix resulted in an increase in both gross profit and segment income.

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

	Six Months Ended
	June 30, 2005	June 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$11,390,732	$11,439,349	$(48,617)
GROSS PROFIT	3,695,566	3,462,704	232,862
OPERATING INCOME	205,528	1,466,240	(1,260,712)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(48,617)
Purchased hardware and software components			697,891
Salaries, wages and benefits			(398,600)
Other			(17,812)

			232,862
Operating Expenses:
Salaries, wages and benefits (excluding stock option compensation)			177,400
Reverse acquisition costs			(759,283)
Stock option compensation			(631,174)
Professional and legal compliance costs			(220,303)
Travel and mobile costs			2,625
Depreciation and amortization			6,001
Other SG&A expenses			(68,840)

			$(1,260,712)

Revenue

Our revenues for the first six months of 2005 were $11,390,732, $48,617 or 0.4% lower than the first six months of 2004. The change resulted from the increase in sales for the first quarter of $580,226 over the same prior year period offset by a $628,843 decrease in the second quarter. Sales of higher margin internet-protocol based telephony equipment and instructional hardware increased substantially through the first and second quarters, but were more than offset in the second quarter by a drop in lower margin printing and fax machine sales due to a large order in the prior year which did not reoccur in the current year. An increase in services by the technology solutions segment and increased sales of higher margin products offset the lack of a similar order in 2005; however, a decline in new software sales, partially offset by an increase in software support revenues resulted in a net decrease in overall revenues. The decline in new software sales resulted from a temporary decline in sales personnel and efforts through the merger. The sales effort has now been refocused including an increase in software sales personnel.

Gross Profit

Gross profit was $3,695,566 for the first six months of 2005, an increase of $232,862 or 6.7% over the same period of the prior year. The gross margin percentage was 32.4% for the first six months of 2005 versus 30.3% for the same period of 2004. The increase in margin is attributed to a favorable change in product mix. The decline in sales of lower margin products coupled with the significant change in product mix from lower to higher margin products resulted in a net decrease in technology hardware costs of $717,672 or 11.2%. The decrease in costs from product mix more than offset the negative impact from the reduced sales of lower margin products and an increase in labor costs to deliver more complex products, and resulted in a substantial margin and operating income improvement.

Operating Expenses

Operating expenses were $3,490,038 for the first six months of 2005, an increase of $1,493,575 or 74.8% over the same period of the prior year. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in two non-recurring costs associated with the merger and recapitalization of CSI. These items and the related impact on Other selling, general and administrative (“SG&A”) expenses are discussed in “Reverse Acquisition Costs” and “Stock Option Compensation” below. The addition of legal and professional compliance costs in connection with the Company becoming a public reporting entity in early 2005 added to the increase. Salaries and wages decreased, primarily due to the absence of senior executive bonus compensation in early 2005 compared to bonuses given in 2004. The absence of the bonus in 2005 was in consideration of other monies received by the senior executives in connection with the Company’s merger in early 2005.

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

Segment information

Software applications segment

	Six Months Ended
	June 30, 2005	June 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$2,128,788	$2,234,962	$(106,174)
GROSS PROFIT	1,181,560	1,595,062	(414,502)
SEGMENT INCOME	343,257	646,095	(302,838)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit
Sales			$(106,174)
Purchased components			(19,781)
Salaries, wages and benefits			(289,455)
Other miscellaneous			908

			(414,502)
Operating Expenses
Salaries, wages and benefits (excluding stock option compensation)			117,789
Other miscellaneous			(6,125)

			$(302,838)

Software applications segment sales decreased primarily due to lower software sales in the first quarter, partially offset by an improvement in the second quarter and an increase in sales of enhanced support agreements. The lower first quarter software sales were due to a temporary reduction in sales staff and the delay of certain software installations into the second quarter.

Salaries and wages in cost of sales increased primarily due to the addition of the .Net Microsoft SQL (application programming language and database conversion) team in mid-2004 ,partially offset by a decline in salaries and wages in operating expenses from a temporary decline in sales staff. The staff has been subsequently expanded to support a greater effort and an expanded geographic reach.

Technology solutions segment

	Six Months Ended
	June 30, 2005	June 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$9,261,944	$9,204,387	$57,557
GROSS PROFIT	2,515,006	1,867,642	647,364
SEGMENT INCOME	1,520,797	820,145	700,652

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit
Sales			$57,557
Purchased components			717,672
Salaries, wages and benefits			(109,145)
Other miscellaneous			(18,720)

			647,364
Operating Expenses
Salaries, wages and benefits (excluding stock option compensation)			72,047
Other miscellaneous			(18,759)

			$700,652

Technology solutions segment sales increased modestly for the first six months of 2005 versus the same period of 2004 due to additional engineering services sold and a significant decrease in printer and fax sales offset by increased sales of higher margin products, primarily internet-protocol based telephony solutions and instructional hardware. The shift in product mix to higher margin products resulted in a significant decrease in hardware costs and improvements in segment income.

Salaries, wages and benefits increased in connection with increased engineering services sold, partially offset by a temporary decline in salaries, wages and benefits in operating expenses from personnel turnover.

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

During the preparation of its first quarter unaudited financial statements to be included in this Form 10-QSB, the Company determined that pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the value of the warrants issued in conjunction with our preferred stock in February 2005 should be recorded as a current liability on our consolidated balance sheet until the Company has obtained an effective registration statement pursuant to the terms of the registration rights agreement entered into with the holder of the warrants and the preferred stock at the time of issuance. This accounting treatment is explained in more detail in Part I of this report, in Item 1 in footnotes 1, 2, and 6 to our consolidated unaudited financial statements, and in this item above.. Such information is incorporated into this item by reference.

As a result of such accounting treatment for the warrants as a liability, our net worth is reduced at June 30, 2005 from a net deficit of approximately $0.1 million to a deficit of nearly $7.1 million. When we entered into our $3.0 million bank revolving credit facility on March 17, 2005, the accounting for the warrants described above was not anticipated. As a result, the Company, as a condition to such loan arrangement, represented that it had a net worth of $600,000 or greater, counting as equity for the purposes of such calculation subordinated indebtedness of $2.3 million. Taking into account the new accounting treatment for the warrants, we now believe that the representation of a minimum net worth of $600,000 made at the closing of the credit facility was not correct and that we may have been in technical default under our bank credit facility. The bank has granted us a waiver with respect to any such default until August 31, 2005. Pursuant to the waiver, we are obligated to achieve a minimum net worth of $600,000 or more as of such date and at quarter end thereafter, again counting subordinated debt as equity for the purposes of such calculation. As discussed above under “Critical Accounting Policies and Estimates,” we are currently in negotiations with the holder of the preferred stock and warrants to amend the liquidated damages provisions contained in the registration rights agreement in such a way as to eliminate the current accounting treatment which causes the warrants to be classified as a liability. Likewise, such accounting treatment would be eliminated upon the registration statement which is the subject of the registration rights agreement becoming effective with the SEC and thereby foreclosing during the period of such effectiveness the operation of the liquidated damages provisions. Although management anticipates that through one or both of these alternatives it will be able to eliminate the current accounting for the warrants and comply with the requirements of the bank waiver, we can give no assurances that we will in fact successfully comply with the requirements of the bank waiver and avoid being in default under our bank credit facility.

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

Bank Credit Facility. In the coming year, we will rely on our $3.0 million line of credit facility whereby the Company can borrow up to 80% of its receivable balance, not to exceed the total facility limit of $3.0 million. As of June 30, 2005, our facility allows for borrowing up to $3.0 million (based on adjustments for eligible receivables) of which $1,051,000 was outstanding and $1.9 Million was available for additional loan advances. At August 18, 2005, there was $1.4 million available. (See also our discussions regarding default and waiver of loan covenants under “Credit Arrangements” above.)

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

Our chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, except with regard to a deficiency in internal control over financial reporting related to the need for additional qualified financial and accounting personnel. Such deficiency is discussed in “Deficiency Related to Qualified Financial and Accounting Personnel” below. This evaluation was subsequently modified due to the Company’s decision on November 11, 2005 to restate its financial statements. Based on their analysis relating to and as of the date of such decisions, these officers concluded that our disclosure controls and procedures were not effective for the additional reasons described in “November 2005 Restatement of Financial Statements” below.

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

November 2005 Restatement of Financial Statements

On November 11, 2005, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued financial statements contained in our amended quarterly report on Forms 10-QSB for the quarter ended June 30, 2005 should not be relied upon for the reasons set forth below and that we would need to restate the financial statements to make necessary accounting corrections. The decision to restate was made with the concurrence of our independent registered public accounting firm.

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

As a result of the need to restate our financial statements for the quarter ended June 30, 2005, we have amended our Form 10-QSB for that period. Furthermore, we have restated our assessment of the effectiveness of our controls and procedures for the second quarter.

Changes in Internal Control over Financial Reporting

Other than as stated above, there were no other changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2005, that have materially affected and are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.1	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

10.2	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

10.3	Employment Agreement entered into with David B. Dechant by Computer Software Innovations, Inc. on May 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

10.4	Letter Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated June 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

10.5	Letter Agreement by and between Computer Software Innovations, Inc. and RBC Centura Bank dated June 30, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 1, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

10.6	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated August 16, 2005 ) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: December 8, 2005	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: December 8, 2005	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

10.2	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

10.3	Employment Agreement entered into with David B. Dechant by Computer Software Innovations, Inc. on May 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

10.4	Letter Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated June 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

10.5	Letter Agreement by and between Computer Software Innovations, Inc. and RBC Centura Bank dated June 30, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 1, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

10.6	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated August 16, 2005 ) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.