Form 10KSB/A
period 2004-12-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2006-01-13
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

The number of outstanding shares of Common Stock as of March 24, 2005 was approximately 2,631,786.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Prior to February 10, 2005, the registrant was known as “VerticalBuyer, Inc.” On February 11, 2005, pursuant to an Agreement and Plan of Merger with Computer Software Innovations, Inc., a South Carolina corporation (“CSI - South Carolina”), CSI - South Carolina merged into the registrant with the registrant continuing as the surviving corporation. Our Form 10-KSB for the year ended December 31, 2004 (the “Form 10-KSB”) contained, as required, applicable financial statements for VerticalBuyer, Inc. Financial statements of CSI - South Carolina for the fiscal years ended December 31, 2004 and 2003 (the “CSI-South Carolina Financial Statements”) were also included in the Form 10-KSB. Pursuant to this amendment, the registrant is amending the Form 10-KSB in order to restate the CSI - South Carolina Financial Statements, as explained below.

On November 11, 2005, our Chief Executive Officer and Chief Financial Officer, in consultation with the audit committee of the board of directors, concluded that the previously issued financial statements of CSI - South Carolina contained in the Form 10-KSB should not be relied upon. Specifically, they determined that certain expenses or activities related to products and services sold totaling $2,466,848 and $2,431,730 for the years ended December 31, 2004 and 2003, respectively, should be reclassified from operating expenses to cost of sales. Reclassifications for these items have been made and we have restated the CSI - South Carolina Financial Statements to make the necessary accounting corrections.

Also, in view of this amendment, we have taken the opportunity to make certain other conforming changes to the CSI - South Carolina Financial Statements. During 2005, we began reporting our operations under two operating segments and, consequently, adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result, the consolidated statements of income for all periods presented have been restated and the disclosures in Note 10 have been added to conform to the provisions of SFAS No. 131 regarding segment presentation. Also, our recapitalization transaction effectuated on February 11, 2005 (see Note 15 to CSI - South Carolina Financial Statements) resulted in new common shares outstanding of 2,631,786, after giving effect to the cancellation of shares in the transaction and reissuance per the related merger agreement. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout such financial statements and the accompanying notes. We have also updated our disclosures in Note 12 to the CSI - South Carolina Financial Statements with regard to concentration of credit risks. Conforming changes to MD&A have been made as appropriate.

In this amendment, we have eliminated previously filed 2002 financial statements of CSI – South Carolina, as they are not required to be included in this report.

We have also updated the financial statements for two subsequent events. One is a consulting arrangement entered into by the registrant for which it is anticipated payment will be made in the form of issuance of registrant’s common stock in an amount equal to 3.5% of the outstanding common and preferred stock of the registrant immediately following the February 2005 merger. We are in the process of reaching a definitive agreement with respect to the consulting arrangement. The second subsequent event was the settlement of litigation relating to the merger. See Note 6 to the CSI - South Carolina Financial Statements for more information on these subsequent events.

The above described adjustments to the CSI - South Carolina Financial Statements do not affect income from operations or cash flows. All amounts in the Form 10-KSB have been updated as appropriate, to reflect such restatements. Except as noted above, we have not updated the Form 10-KSB for subsequent events occurring after the original filing of the Form 10-KSB on March 30, 2005.

We have also taken this opportunity to restate the risk factors in “Description of Business.”

The adjustments described above do not affect the previously reported financial statements of VerticalBuyer, Inc.

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

Prior to February 10, 2005, the Company was known as VerticalBuyer, Inc. Prior to our merger with CSI - South Carolina on February 11, 2005, we were a public shell corporation, having conducted no business operations since September, 2001. A brief history of VerticalBuyer, Inc. is set forth below in Paragraph O. “VerticalBuyer, Inc.”

On February 11, 2005, pursuant to an Agreement and Plan of Merger, CSI - South Carolina merged into the Company, with the Company continuing as the surviving corporation. Accordingly, our current business operations are those of CSI - South Carolina. Because VerticalBuyer had substantially no assets prior to the merger, the merger and related transactions will be accounted for as a recapitalization of CSI – South Carolina rather than a business combination. As such, going forward the historical financial statements of CSI - South Carolina will be the historical financial statements of the Company. Accordingly, except for the information provided under Paragraph O. “VerticalBuyer, Inc.” the business operations described in this Item 1 are those formerly of CSI – South Carolina.

The merger and related transactions are described below under Paragraph C. “The Merger and Recapitalization,” and under “Management’s Discussion and Analysis or Plan of Operation – B. Recent Developments – Reverse Merger and Investment by Barron Partners LP.”

Our principal executive offices are located at 1661 East Main Street, Easley, South Carolina 29640. Our telephone number at that location is (864) 855-3900.

We maintain an Internet website at www.csi-plus.com. Certain pertinent information about our business, products and services and recent developments is posted on our website.

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended, and we file annual, quarterly and current reports and other information with the Securities and Exchange Commission. You may read and copy any document that we file at the SEC’s public reference room facility located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains an Internet site at http://www.sec.gov that contains reports and other information regarding issuers, including us, that file documents with the SEC electronically through the SEC’s electronic data gathering, analysis and retrieval system known as EDGAR.

Our common stock is traded in the over-the-counter market under the symbol “CSWI.OB” Trade information is reported on the OTC Bulletin Board.

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

In addition, we provide network integration solutions as a value-added reseller of computer hardware and engineering services. These technologies include, but are not limited to, the following:

•	technology planning (developing plans to purchase or upgrade computers, telephone equipment, cabling and software);

•	hardware/software sales and installation;

•	system and network integration (combining different computer programs, processes and hardware such that they operate and communicate seamlessly as a tight-knit system);

•	wide area networking (linking a group of two or more computer systems over a large geographic area, usually by telephone lines or the internet);

•	wireless networking (linking a group of two or more computer systems by radio waves);

•	IP Telephony and IP Surveillance (sending voice calls and surveillance across the internet using internet protocol (“IP”), a standard method for capturing information in packets);

•	project management (overseeing installation of computers, telephone equipment, cabling and software);

•	support and maintenance (using Novell, Microsoft, Cisco and Citrix certified engineers and other personnel to fix problems);

•	system monitoring (proactively monitoring computers and software to detect problems); and

•	education technologies, including distance learning and classroom learning tools.

Our current business operations are those of Computer Software Innovations, Inc., a South Carolina corporation incorporated in 1990. Established in Easley, South Carolina by Nancy K. Hedrick, Beverly N. Hawkins and Joe G. Black, our current President and CEO, Vice President of Support Services and interim Chief Financial Officer, respectively, the Company initially provided administrative accounting software for the public sector. In early 1999, the original principals were joined by William J. Buchanan and Thomas P. Clinton, our current Vice President of Engineering and Vice President of Sales, respectively, to form CSI Technology Resources, Inc. A wholly-owned subsidiary of Computer Software Innovations, Inc., CSI Technology Resources, Inc. was a value-added reseller of computer hardware and network integration services. In 2000, CSI Technology Resources, Inc. ceased to operate as a separate organization and became our Technology Resources Division. The below chart shows revenues broken down by business segment for the past two years:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Revenues
Software applications segment	$4,676	$2,981
Technology solutions segment	17,805	16,260

Revenues	$22,481	$19,241

Gross Profit
Software applications segment	$3,063	$1,763
Technology solutions segment	4,006	3,950

Gross Profit	$7,069	$5,713

Gross Margin
Software applications segment	65.5%	59.1%
Technology solutions segment	22.5%	24.3%
Gross Margin	31.4%	29.7%

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

In connection with the purchase of shares by CSI – South Carolina, Mr. Abraham Mirman resigned as president, CEO and sole director of VerticalBuyer and Mr. Chris Kern resigned as its CFO. Immediately prior to Mr. Mirman’s resignation, Anthony H. Sobel, Thomas V. Butta and Shaya Phillips were appointed as independent directors. The board of directors appointed new officers of VerticalBuyer, who were also officers of CSI – South Carolina. These were Nancy K. Hedrick, President and CEO; Joe G. Black, interim CFO, Beverly N. Hawkins, Secretary; and William J. Buchanan, Treasurer. The officer appointments were ratified by CSI – South Carolina, as majority stockholder, acting by written consent on January 31, 2005.

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

•	Reverse Stock Split. On January 31, 2005, the board of directors of VerticalBuyer approved a reverse stock split in order to facilitate a potential merger with CSI – South Carolina. In the reverse stock split, every 40 shares of VerticalBuyer’s common stock issued and outstanding on the record date, February 10, 2005, were converted and combined into one share of post-split shares. The reverse split was effective pursuant to an amendment to our certificate of incorporation, and was paid on February 11, 2005. No fractional shares were issued, nor any cash paid in lieu thereof. Rather, all fractional shares were rounded up to the next highest number of post-split shares and the same issued to any beneficial holder of such pre-split shares which would have resulted in fractional shares. Accordingly, each beneficial holder of our common stock received at least one post-split share and no stockholders were eliminated. Pursuant to the amendment to our certificate of incorporation effecting the reverse stock split, the number of authorized and preferred shares remained unchanged at 50,000,000 and 5,000,000, respectively. Continental Stock Transfer & Trust Company, New York, New York, our transfer agent, served as exchange agent for the reverse split. Stockholders who have not already done so may exchange their pre-split shares for post-split shares by contacting:

William F. Seegraber
Continental Stock Transfer & Trust Company
17 Battery Place
New York, New York 10004
(212) 509-4000, Ext. 536

On January 31, 2005, following the board’s approval of the reverse stock split, CSI – South Carolina, acting as majority stockholder, approved by written consent the reverse split and the related amendment to our certificate of incorporation.

•	Par Value. In connection with the January 31, 2005 approval of the reverse stock split, the board of directors of VerticalBuyer also approved the elimination of par value of all shares of our authorized common and preferred stock. Such change was likewise approved on January 31, 2005 by CSI – South Carolina, as majority stockholder acting by written consent. Subsequently, on February 9, 2005, the board decided it was in the best interest of VerticalBuyer and more economical to retain par value of $0.001 for all of our authorized common and preferred stock. This decision was made prior to the filing of the amendment to our certificate of incorporation and accordingly, the par value of our common and preferred stock has not changed. CSI – South Carolina as majority stockholder acting by written consent, also approved the subsequent retention of par value on February 9, 2005.

•	Name Change. On February 4, 2005, the board of directors of VerticalBuyer approved the change of our name from VerticalBuyer, Inc. to Computer Software Innovations, Inc. The board also approved an amendment to our certificate of incorporation effecting such change. Following the board’s approval of the name change on February 4, 2005, CSI – South Carolina, acting as majority stockholder by written consent, also approved the name change.

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

At the board’s meeting on February 4, 2005, our board, in connection with the merger, approved the issuance and sale of shares of its preferred stock and common stock warrants to Barron Partners LP (“Barron”), a Delaware limited partnership, in exchange for the payment of $5,042,250 pursuant to the terms of a Preferred Stock Purchase Agreement. Pursuant to the agreement, Barron also agreed to invest an additional $1.9 million approximately, in the form of a subordinated note on the same terms as the subordinated notes payable to the former CSI – South Carolina shareholders in the merger. Later, on February 4, 2005, CSI – South Carolina acting as majority stockholder by written consent, ratified the board’s approval of the transactions with Barron.

On February 10, 2005, we entered into the Preferred Stock Purchase Agreement with Barron. Pursuant to the agreement, on February 11, 2005, immediately following the consummation of the merger, we issued to Barron 7,217,736 shares of our newly created Series A Convertible Preferred Stock in exchange for the payment of $5,042,250. Barron was also issued two warrants (the “Warrants”) to purchase in the aggregate 7,217,736 shares of our common stock (the “Warrant Shares”). The preferred stock is convertible into common stock on a one for one basis. The exercise prices of the Warrants are $1.3972 and $2.0958 per share. Each Warrant is exercisable for half of the total Warrant Shares. The terms and conditions of the Warrants are identical except with respect to exercise price. The conversion of the preferred stock and the exercise of the Warrants is subject to restrictions on ownership which prohibit Barron from beneficially holding greater than 4.99% of our common stock. Such restrictions may be waived by Barron upon 61 days prior notice.

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

On February 11, 2005, the Company also issued six subordinated promissory notes payable, respectively to Barron and the five former shareholders of CSI – South Carolina: Nancy K. Hedrick, Joe G. Black, Beverly N. Hawkins, Thomas P. Clinton and William J. Buchanan. The five notes to the former CSI – South Carolina shareholders constituted a portion of their consideration in the merger. The note to Barron evidences a subordinated loan to the Company in connection with Barron’s investment in the preferred stock. All such notes rank equally in right of payment in the event of bankruptcy or liquidation of the Company, or similar events, and are subordinated in right of payment to all other non-subordinated debt of the Company. Payments of principal and interest may be paid as agreed under such subordinated notes, so long as, generally, we are not in default under any of our senior indebtedness.

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

The aggregate principal sum borrowed under the notes payable to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount borrowed, the terms of the notes are substantially identical to the note payable to Barron. We anticipate repaying the subordinated notes from draws on our new bank credit facility, which was closed on March 14, 2005, and cash generated from operations. The foregoing description of the notes payable to the former shareholders of CSI – South Carolina is qualified in its entirety by reference to Exhibit 10.7.

On March 14, 2005, we entered into a bank credit facility with RBC Centura Bank. On March 16, 2005, we drew $1.5 million under the credit facility, which was used to pay down a like amount of the subordinated loans due Barron and the former CSI – South Carolina stockholders. We anticipate utilizing further draws under the facility as one source of repayment of the subordinated notes, as availability under the facility increases.

•	The Preferred Stock Purchase Agreement.

The terms of the Series A Convertible Preferred Stock are contained in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, which is described under “Description of Capital Stock” in our Form 8-K filed with the Commission on March 28, 2005. The terms of the preferred stock sale are contained in the Preferred Stock Purchase Agreement. In addition to the customary representations, warranties and other provisions the Preferred Stock Purchase Agreement:

•	required Barron, as the investor in the preferred stock on the one hand, and the five (5) former shareholders of CSI – South Carolina, collectively on the other hand, to make subordinated loans to the Company in the amount of approximately $1.9 million each. Barron’s loan was funded with cash at closing and was substantially utilized to fund the merger consideration. The loans by the former CSI – South Carolina shareholders were funded by merger consideration which otherwise would have been payable in cash;

•	required Barron to reimburse the Company for $81,726.50 of its legal expenses, so as to provide the Company with funds to apply toward its legal expenses relating to the sale of the preferred stock and related transactions;

•	provided for the delivery of the two Warrants;

•	required that the merger be consummated immediately prior to the sale of the preferred stock and the Warrants;

•	required the execution and continued effectiveness of the Registration Rights Agreement;

•	obligates us to continue to report to the Commission under Section 15(d) of the Securities Exchange Act of 1934, as amended, or register under Section 12(b) or (g) thereunder;

•	prohibits us from issuing any shares of our preferred stock for a period of three years, which preferred stock is convertible into shares of our common stock other than on a conversion ratio which is fixed, with certain exceptions;

•	prohibits us for a period of three years from issuing any convertible debt;

•	prohibits us for a period of three years from entering into any transactions that have reset features that result in additional shares being issued;

•	requires us within 90 days to employ a chief financial officer who has experience with public companies, and provides for liquidated damages for our failure to comply;

•	provides that, until such time as all of the preferred stock shall have been converted into common stock, Barron and the five former shareholders of CSI will have the right to participate in any subsequent funding by the Company on a pro rata basis at 80% of the offering price;

•	prohibits any insiders, including all of our officers and directors, from selling any shareholdings for a period of two years;

•	for two years, prohibits any employment and consulting contracts from containing any provisions for: bonuses not related directly to increases in earnings; any car allowances not approved by the unanimous vote of the board of directors; any anti-dilution or reverse split provisions for shares, options or warrants; any deferred compensation, any unreasonable compensation or benefit clauses; or any termination clauses paying over 18 months of salary;

•	requires that we give Barron 70 days notice before the sale of all or substantially all of our assets or any merger or consolidation; and

•	prohibits any variable rate or other transaction whereby a purchaser of securities is granted the right to receive additional shares based upon future transactions of the Company on terms more favorable than those granted to such investor in the investor’s current offering.

The Preferred Stock Purchase Agreement also required the Company to file, as a part of its Certificate of Incorporation, the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock mentioned above which sets forth the terms and rights of the holders of the Series A preferred stock.

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

D. Our Niche in the Governmental Technology Market

There are approximately 3,100 counties (according to the U.S. Dept. of Census), 36,000 cities and towns (according to the National League of Cities) and more than 14,000 school districts (according to the National Center for Education Statistics) in the United States. Each of these organizations is a potential candidate for an integrated financial management system as well as for various technology services and products. Since many local governments are moving toward outsourcing of IT services, even more opportunities are available for CSI services. In 2004, the sale of software, hardware and services to non-educational governmental organizations accounted for approximately 35% of our total sales.

IDC, a subsidiary of International Data Group, Inc. (the parent company of IDG News Service), projected in May 2002 that U.S. public schools would substantially increase their information technology-related expenditures as technology and traditional education resources become interwoven. IDC projected that information technology spending for K-12 schools would reach $9.5 billion by 2006. IDC estimated that computer hardware would account for just over a quarter of district technology budgets.

Our customer base is discussed in more detail under “—I. Customers” below.

E. Product and Services

CSI Fund Accounting Software

Prior to 1999, our proprietary fund accounting system was a DOS based product. In July 1999, we released a Windows® based version of the system as “CSI Accounting+Plus.” This product was written with Microsoft’s Visual FoxPro® database, a relational database, and utilizes Crystal Reports®, an industry standard report generator. Over the next four years, approximately 120 software clients upgraded from the DOS based system to the new product. For our clients, this upgrade process included data conversion, installation and training on the new system and, in many cases, a hardware upgrade. The CSI Accounting+Plus system was also installed in approximately 100 new clients during the period from 1999 to 2004. In addition to software sales, we offer ongoing customer support for the accounting software. This support is provided under a Guaranteed Service Agreement, providing the client with phone support, online user assistance and routine updates to the software.

While we continue to market the Visual FoxPro version, the CSI Accounting+Plus system is currently being rewritten with Microsoft’s .NET (pronounced “dot-net”) and SQL (pronounced “sequel” and standing for Structured Query Language) database technologies. This new version will provide improved performance, scalability, more flexible data access and native XML (XML or Extensible Mark-up Language) web support. SQL and ..NET have become the industry standards for software development, and XML has become an industry standard for data tagging and retrieval. We anticipate that the first components of this new version will be available for release by the third quarter of 2006. At that time, we plan to begin upgrading existing clients to the new version and begin marketing this version to new clients. The current CSI product contains the functionality required by our clients but we believe moving to the SQL and ..NET platform will allow us to be more competitive on both a regional and national level.

We have also developed a new software service option called “Service +Plus.” This plan will provide the normal coverage of a Guaranteed Service Agreement but will also include version protection: clients will get new major releases of the software without additional fees. Service+Plus will also provide clients free attendance to webinars, free user conference attendance, one free Crystal Reports training class each year, disaster recovery (off-site data storage) and discounts on additional software modules, training and engineering services.

We have a close business relationship with AIG Technology Inc. to enhance the functionality of its accounting software. AIG Technology is a developer of document workflow systems. Through this partnership, we offer our clients enhanced printing, faxing and emailing capabilities (Doc e Serve), document imaging (Doc e Scan) and the routing of documents across the web for distribution and approval (Doc e Fill). CSI markets the AIG product line and receives a commission for the sales of these products and services. The commissions have not constituted a significant part of our revenues. However, the ability to offer enhancements improves our competitive position.

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

Hardware Sales and Related Support Services

Our technology resources segment provides network system solutions to more than 200 governmental organizations in South Carolina, North Carolina and Georgia. This segment is committed to providing professional network integration services, as well as cost-effective network computing solutions to its customers. We strive to deliver high-quality hardware, software and related professional services to help our customers plan, acquire, implement, manage and upgrade their organization’s information systems.

We have established associations with some of the largest vendors in the industry, and with others whom we believe offer innovative products. We believe that strong industry relationships will further enhance our competitive position. We have developed and maintained the following vendor relationships:

•	Our primary focuses in the technology solutions segment include IP (internet packet-based) telephony, wireless, system security and routing/switching. We have a strategic relationship with Cisco Systems, Inc., a worldwide leader in networking for the Internet and technology innovation, whereby Cisco provides the hardware necessary to implement these systems.

•	We deploy desktops, notebook computers, personal devices and file servers in a variety of client network environments. We have a strategic relationship with Hewlett Packard, who produces technology solutions that span information technology infrastructure, personal computing and access devices, global services and imaging and printing for consumers, enterprises and small and medium business. We provide professional services to deploy these devices.

•	Our focus on the K-12 sector has led to our developing relationships with vendors who specialize in technologies for the classroom. Promethean Collaborative Classroom Solutions offer what we consider to be the industry-leading solution for transforming the classroom into an interactive learning environment. Using Promethean’s ActivBoards, students are able to use a stylus on a special electronic white board to interact with computer projected images. The computer reacts to the stylus activity and projects the results. By having an exclusive sales arrangement to market Promethean ActivBoards in North Carolina and South Carolina, we believe we are able to maintain gross margins higher than most hardware products. In addition to selling the ActivBoards, we offer installation services, end user training and market complementary products (e.g., projectors, PC Tablets) to be used with the boards for the collaborative classroom.

•	In keeping with our focus on IP-based systems, we also have a business relationship with DIVR (Digital Image Viewing and Retrieval) Systems, Inc., providing IP-based surveillance solutions to the industry. With growing demand and governmental initiatives to provide security solutions, we believe the DIVR Systems technologies represent significant opportunity. In November 2003, J.P. Freeman & Co. a market research firm that follows the security industry, forecast that the overall video surveillance market would reach $3 billion per year by 2007.

•	In order to offer visual communication equipment to our clients and prospective clients in order to allow video conferencing, administrative communications, home bound learning and professional development, we have developed a business relationship with Tandberg. In the education environment, Tandberg provides worldwide access to people, places and experiences without time or travel constraints. Through the public sector and business environment, Tandberg offers solutions in providing more efficient and effective training to employees, saving travel, time and money. Tandberg solutions include cameras, monitors, videophones and software.

In addition to the above relationships, we also have developed relationships with Microsoft, Novell, Packeteer, Symantec, Vigilix and Citrix.

Our technical services include the following:

•	Consulting Services

•	Project Management

•	Deployment Management

•	Procurement Management

•	Product Evaluation Management

•	Outsourcing Management

•	Bid Management

•	Network Services

•	Network Needs Analysis

•	Network System Design

•	Network System Integration

•	Network System Implementation

•	Network System Maintenance

•	Convergence Services

•	Integration Needs Analysis

•	Integration Design

•	Integration Implementation

•	Integration Maintenance

•	Support Services

•	Hardware Support

•	Network Support

•	Convergence Support

•	Network Operating Systems Support

•	Collaboration Systems Support

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

By providing a client the ability to call one solution provider and circumvent the difficulties that often arise when dealing with multiple vendors, we believe we are able to achieve higher long-term client satisfaction and a competitive advantage in the marketplace. A strong referral base has been key to our success and we expect it will continue to play a vital role in our growth.

Technology

Expansion of offerings. We are continually seeking new hardware offerings to present to our clients. New offerings may include storage solutions as well as standardized data-tagging (XML or Extensible Mark-up Language) applications, internet based audio and video distribution (equipment used to broadcast audio and video communications), metropolitan wireless (city-wide wireless public internet access and city-wide wireless network access by city employees) and additional service capabilities.

Managed services and Guaranteed Service Agreements (“GSAs”). In addition to GSAs on our software products, we will be offering GSAs on many of our hardware offerings. GSAs allow us to increase our recurring revenue.

Growth through acquisitions. We believe our markets contain a number of attractive acquisition candidates and foresee expanding through acquisitions of one or more of the following types of organizations:

•	Developers and resellers of complementary software, such as time and attendance, workflow management, tax appraisals and assessment, education, court and law enforcement related products.

•	Organizations focused on providing products and solutions to commercial large company (Fortune 100) and small business (SMB) accounts. Many of our current technology solutions translate to the corporate market, especially IP telephony, IP surveillance, video conferencing and network security.

•	Consulting firms providing high level professional services. We believe this type of acquisition would enhance our offering of technology planning and project management.

•	Cabling and infrastructure contractors. We currently outsource cabling services.

Our business strategy provides that we will examine the potential acquisition of companies and businesses within our industry. In determining a suitable acquisition candidate, we will carefully analyze a target’s potential to add to and complement our product mix, expand our existing revenue base, improve our margins, expand our geographic coverage, strengthen our management team and, above all, improve stockholder returns. We are unable to predict the nature, size or timing of any such acquisition. We can give no assurance that we will reach agreement or procure the financial resources necessary to fund any acquisition, or that we will be able to successfully integrate or improve returns as a result of any such acquisition.

As discussed in “Management’s Discussion and Analysis or Plan of Operation,” we are also unable to estimate the capital resources which may be required for any such acquisition. Any acquisition would likely be subject to our utilizing sources in addition to capital sources which are currently available, consisting of our operating cash flow and our bank credit facility. We can give no assurance that we will find and reach agreement with any target organization, that we will be able to procure the financial resources necessary to fund any such acquisition or that we will otherwise be able to conclude and successfully integrate any acquisition.

Fund Accounting Software

New product development. We continue to market the primary CSI software applications, which contain the functionality required by our clients. However, we are in the process of rewriting these applications using the latest Microsoft application programming tools and current Microsoft data storage and retrieval technologies. The new release will allow us to expand more easily into additional states. We will continue to expand our product offerings to meet the needs of our clients both in the current version and in the new version.

Service+Plus. Our new service offering provides version protection for major releases of the software without additional fees, free attendance to seminars accessed remotely by use of the internet, free user conference attendance and disaster recovery (off-site data storage).

Hosted services (ASP). We are beginning to offer an ASP (Application Service Provider or CSI hosted) solution to new clients whereby they can access the software on CSI servers and run it remotely over the internet at a fixed monthly cost. Under this business model, the client can forego the significant up-front investment required to purchase computer hardware and install the software at their location.. This offering is being tested in 2005 and will be more widely available in 2006.

Reseller model. In order to move into new regions and states, we are pursuing a reseller model in those areas where it will be the most expedient way to introduce CSI Accounting+Plus. There are often IT organizations established in an area that have the sales staff in place to market our products.

G. Sales, Marketing and Distribution

We have eight outside sales persons, including a Vice-President of Sales and a Sales Manager, and five additional employees on our inside sales staff. In line with our expansion plans described under “-F. Strategy” above, we plan to expand both of these teams in 2005 and 2006. Other employees are involved in selling on a daily basis. Engineers and trainers have excellent opportunities to sell additional products and services to clients while delivering services.

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

J. Competition

The market for the services that we provide is highly competitive, includes a large number of competitors, and is subject to rapid change. Our primary competitors include participants from a variety of market segments, including publicly and privately held firms, systems and consulting and implementation firms, application software firms and service groups of computer equipment companies. Competition is generally based on quality of products and customer support, timeliness, cost of services, relevant targeted expertise and return on investment.

In the fund accounting software market, there are a handful of national companies and many regional companies that have carved a niche in their region much as CSI has done in the southeast. On a national level these include divisions of Tyler Technologies, particularly MUNIS and INCODE, and divisions of Sungard Data Systems, Sungard Bi-Tech and Sungard Pentamation.

The hardware and technology services market tends to have more regional rather than national competitors. In some cases hardware vendors, such as Hewlett Packard, offer engineering services that are in direct competition with our engineering services. On a national level, Pomeroy IT Solutions is the primary competitor in the IT products and services market.

We were recognized by VAR Business Magazine as one of the top 500 network integration companies in the United States (the VAR Business 500) in 2004 and 2005.

There is a disadvantage to this recognition in that we are now highly visible as potential competition for those with whom we compete for business. Virtually all of the companies listed on the VAR Business 500 and Government VAR 100 are competitors or potential competitors of ours. The VAR Business 500 and Government VAR 100 lists include IBM Global Services, EDS, Lockheed Martin IT, Accenture and Computer Sciences, to name a few. Most of the companies are significantly larger than we are, and some may enter our market space should they choose to do so. While we believe we will be able to continue to compete effectively in the future, there is no guarantee we will be able to do so or achieve any future recognition.

As CSI begins to market our products and services nationally, we will continue to compete with the same national companies and will be faced with additional regional competitors in the new markets we enter.

We believe a primary strategic advantage of CSI is combining the sale of our fund accounting software with network integration and hardware sales and services. We believe that providing one-stop shopping with a single point of contact is a material benefit to our clients and that this has been a key factor in our successful penetration of the educational and governmental software and technology markets in South Carolina North Carolina and Georgia. Although competitors exist in these markets, we believe very few organizations offer the blend of services and products that is available through CSI. We are expanding into surrounding states with the goal of leveraging this strategic advantage in new areas.

Other factors that set CSI apart from our competition are:

Customer service: Our historical growth has been, in large part, due to our high level of repeat business from our existing client base. This is evidenced by a greater than 95% client retention rate by our software applications segment and significant recurring sales opportunities to this client base through our technology solutions segment. We believe clients continue to utilize our products and services due to our high level of customer service, attention to detail and regular follow-up. We strive to have technical and customer service staff members available to swiftly address the needs, questions or concerns of clients. Specifically, our software customer service includes user conferences, a support desk access and a website, which offers documentation and downloadable upgrades.

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

Diversification of products and services: Our products and services can address the needs of many departments within a city, county or educational facility. We offer financial software, workflow management solutions, network integration products and services, specialized classroom technologies, IP telephony and IP surveillance, distance learning technology, wireless solutions.

K. Intellectual Property

We develop new software as part of our business activities. We routinely license such software to our customers through unwritten, implied nonexclusive licenses, the terms of which are commensurate with our copyright protection in the software. Generally, implied licenses are created by law when an express, written agreement does not exist between the parties. An implied license provides certain rights to the licensee, and typically such rights would be those the copyright owner would have given to the licensee as customarily given in the industry for similar types of software products. Such software is generally entitled to receive copyright protection automatically, by operation of law, upon its creation. Copyright protection provides protection against unauthorized copies and derivative versions of the software being made. Copyright protection may also provide protection against the unauthorized distribution, public performance and display of the software. We typically do not assign our copyrights in our software to our customers. We have not, however, pursued registration of copyrights for our software under the Copyright Act nor have we pursued obtaining patents on the software we develop.

L. Software Development

In 2003, we spent $459,257 on software development; in 2004, we spent $559,847. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, we have spent no material efforts on technological innovation for which the feasibility has been unknown. These software development amounts were accounted for as deferred software development costs and are amortized over the economic life of the related product (generally three years).

M. Government Regulations

Procurement Regulations

We are subject to certain laws, regulations, policies and procedures governing the procurement by local governmental units of goods and services generally. These vary by jurisdiction, and there is a wide variance in the policies and procedures with which we must comply among our clients. For example, some governmental units require that we strictly comply with a request for proposal, some of our projects are subject to bid, and in others, the official handling procurement has considerable discretion. We have integrated compliance with these governmental procurement requirements into our sales process. As a result, the sales cycle associated with our products tends to be complex and lengthy. Factors contributing to the length and complexity of the sales cycle are the potential need to provide written responses to product demonstrations, customizing software to meet a particular customer’s needs and the integration of our products with third party products.

Also, the governmental entities that comprise our customer base generally have the ability to terminate a contract from convenience, typically on a year-to-year basis. This right could adversely impact us, particularly in the case of technology solution projects we may be performing or ongoing service agreements that we may have in place. Although the potential for termination of a governmental customer for convenience exists, we have never had a customer terminate a contract in this manner.

Impact of Regulations on Maintenance of our Software

With respect to our software products, compliance with existing and future and government regulations is a potential cost to CSI. Upon certain changes in law, we may be required to review the construction and content of our software to determine what impact, if any, the changes will have on the underlying rules tables in, and the operation of, our software. For example, our CSI Accounting+Plus system has to be modified as the federal and state governments change reporting requirements. Modifications for Form W-2, Form 1099, various health and retirement reporting and payroll tax table updates are a few examples of the changes that may need to be made.

If a regulatory change does impact our software, modification will need to be made at a cost and burden to CSI. In an extreme case, the software may be required to be rewritten entirely. This cost may potentially be passed on to customers in the form of product updates and product service agreements, but in certain circumstances we will entirely absorb the costs. For example, if we have a support agreement with a customer for a software product serviced, but no longer sold, by CSI, then our cost for updating the software may not be fully recoverable from the customer, but instead may be limited by the terms of the support agreement.

Federal E-Rate Program

Because we participate in the federal E-Rate Program, we are subject to the rules and regulations of that program. These rules and regulations are continually reviewed and modified and we must stay current with these changes. The risk factor entitled “A significant portion of our revenue stems from sales to schools receiving funding through the E-Rate Program. A loss of such funding could have a material adverse impact on our revenues and business operations” contains additional information about the E-Rate program. Approximately 10% of our 2004 revenues were generated from the E-Rate program.

N. Employees

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

O. VerticalBuyer, Inc.

Incorporated in Delaware on September 24, 1999, we were known as VerticalBuyer, Inc. until the February 10, 2005 reverse stock split, reverse acquisition and name change described in “—C. The Merger and Recapitalization.” Presented below is a brief history of VerticalBuyer, Inc. prior to the reverse acquisition and name change.

On March 1, 2000, VerticalBuyer issued 14,250,000 shares of common stock to shareholders of Lightseek Ltd. in exchange for all of the outstanding common stock of Lightseek Ltd. On February 15, 2001, Lightseek Ltd. acquired all the outstanding common stock of the Litech Ltd. Lightseek was principally engaged in the development of internet sites designed to take advantage of business to business e-commerce opportunities in the global commercial electrical and lighting market. Litech was a specialist designer in the manufacture of fiber optic lighting application for the entertainment, commercial and retail market. In September, 2001, VerticalBuyer discontinued the operations of both Lightseek Ltd. and Litech Ltd.

VerticalBuyer was seeking to specialize in the creation of internet based news sites dedicated to specific industries. Lightseek was the first website developed for the commercial lighting industry. Subsequently, other lighting sites were also tested, including an auction site for the global market. After the discontinuation of operations in September 2001, and prior to assuming the business operations of CSI – South Carolina, VerticalBuyer conducted no business operations of any kind.

On March 12, 2004, Maximum Ventures purchased approximately 13,950,000 of VerticalBuyer’s outstanding shares from then-controlling shareholders, Leslie Kent and Timothy Rosen. Such shares represented approximately 80% of VerticalBuyer’s then-outstanding shares of common stock. The purchase price was $150,000. Maximum Ventures is a New York corporation located at 1175 Walt Whitman Road, Suite 100, Melville, NY 11747.

On October 22, 2004, Mr. Kent and Mr. Rosen resigned from the board of directors of the company and the board consisted of affiliates of Maximum Ventures until Maximum Ventures sold its interest in VerticalBuyer to CSI – South

Carolina on January 31, 2005. The Maximum Ventures – CSI-South Carolina transaction is described in “—C. The Merger and Recapitalization—Purchase of Majority Interest of VerticalBuyer, Inc. by CSI – South Carolina.” During the time that Maximum Ventures held its interest in VerticalBuyer, VerticalBuyer’s board of directors and management made all filings, including past due reports, necessary to bring VerticalBuyer into compliance with the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended.

P. Risk Factors

Risk Factors Relating to Our Company

Our customers are predominantly educational institutions, municipalities, non-profit organizations, and other local governments. Negative trends in governmental spending patterns or failure to appropriate funds for our contracts, whether due to budgetary constraints or otherwise may have an adverse impact on sales revenues.

Approximately 86% of our revenues are generated from sales of software and services to county and city governments and school districts. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. Many of these contracts are subject to annual review and renewal by the local governments, and may be terminated at any time on short notice. Our dependence on county and city governments and school districts for the sales of our products and services renders our revenue position particularly susceptible to downturns in revenues as a result of changes in governmental spending patterns and the contract award process.

Because we must comply with governmental procurement regulations and undergo governmental approval processes, the sales cycle associated with our products is typically complex and lengthy. This puts us at risk of having to incur significant sales expenses with no assurance that a sale will be consummated and revenues received. Future regulations could increase the magnitude of this risk.

For each contract with a public sector customer, we are typically subject to a procurement process, which can include a competitive bid process and governmental acceptance reviews. The process is often onerous and can include a detailed written response addressing, among other things, the design of software that addresses customer-specified needs, the integration of our products with third-party products and product demonstrations. Future laws and regulations could increase the demands and costs of this process. There is a risk that we could expend significant funds and management resources in complying with the procurement and governmental review rules, only to ultimately fail to close the sale. The procurement process can also be subject to political influences, award protests initiated by unsuccessful bidders and changes in budgets or appropriations which are beyond our control. Reacting or responding to any such influences or protests may involve considerable expense and delay, and may result in termination, reduction or modification of the awarded contract. Our failure to consummate sales after incurring significant expenses to comply with lengthy procurement processes would reduce our profitability and adversely affect our financial condition.

Changes in governmental procurement regulations may increase our costs, and non-compliance could negatively impact our ability to compete.

Government organizations require compliance with various legal and other special considerations in the procurement process. The adoption of new or modified procurement regulations could harm us by increasing the costs of competing for sales or by impacting our ability to perform government contracts. Any violation, intentional or otherwise, of these regulations could result in fines and/or debarment from award of additional government contracts, which could negatively affect our profitability and harm our business reputation.

Compliance with procurement processes and regulations may require us to disclose trade secrets or other confidential business information, which may place us at a competitive disadvantage.

We may, depending on the particular procurement, be required to disclose trade secrets and commercially sensitive information to the governmental entity making the procurement in order to place a bid or respond to a request for proposal. While mechanisms may be in place for protecting such information, disclosure could occur through a Freedom of Information Act release, thereby potentially compromising our confidential information.

Governmental contracts may contain terms not contained in typical private sector sales contracts that may be unfavorable to us. These terms may have the effect of raising our compliance costs or interrupting our revenue stream, either or both of which could negatively impact our income position.

Governmental contracts may contain terms that could adversely impact our sales revenues or increase our costs of doing business. Such terms may include profit limitations and rights of a particular governmental agency to terminate a contract for convenience or if funds are unavailable. We have never had a customer terminate a contract in this manner, although we can give no assurances this will not occur in the future. Also, in some cases we may be subject to liquidated damages for defective products and/or delays or interruptions caused by systems failures. Payments under some public sector contracts are subject to achieving implementation milestones and we could in the future have differences with customers as to whether milestones have been achieved.

Modifying our software products to comply with existing and future governmental regulations may increase our operating costs and have a negative impact on our profitability.

From time to time, it may be necessary to revise and update our software products to comply with changes in laws relating to the subject matter with which our software deals. For, example we may have to revise our CSI Accounting +Plus software to comply with changes in reporting requirements. Examples of such changes include modifications for Form W-2, Form 1099 and various health and retirement reporting and payroll tax table updates. The extent of any required revisions will depend upon the nature of the change in law. It is possible that in some cases, the costs of compliance may be passed on to the customer, but in other cases, we may be forced to absorb some or all of the costs. Any absorption of compliance costs would have an adverse impact on profits.

Most of our maintenance agreements are for a term of one year. If our customers do not renew their annual maintenance and support agreements for our products and services, or if they do not renew them on terms that are favorable to us, the reduction in revenues would have an adverse impact on our financial condition.

As the end of the term of a maintenance agreement approaches, we seek to renew the agreement with the customer. Maintenance renewals represented 9% of our total revenue for the 2004 fiscal year and 7% of our total revenue for the 2003 fiscal year. Due to this characteristic of our business, if our customers chose not to renew their maintenance and support agreements with us on terms beneficial to us, our business, operating results and financial condition could be harmed.

We derive a material portion of our revenue from the sale of our Accounting+Plus software. We believe that the use by our customers of our software also gives us a competitive advantage in our providing system integration services, including the sale of hardware, to these customers. Reduced acceptance of our Accounting+Plus software and upgrades of such software could have a direct and indirect adverse impact on our revenues.

We derive a material amount of our revenue from the sale of our Accounting+Plus software and related services, and revenue from this product and related services is expected to remain a material component of our revenue for the foreseeable future. For the 2004 and 2003 fiscal years, software sales and related revenues accounted for approximately 12.6% and 10.4% of our total revenues, respectively. Because we generally grant non-exclusive licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, if demand for our Accounting+Plus software declines, we believe we would lose a competitive advantage in providing system integration services, and our technology segment revenues could also decline.

We encounter long sales cycles, particularly for our largest customers, which could have an adverse effect on the size, timing and predictability of our revenue and sales.

Potential customers, particularly large clients, generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them as to the value of our software and services. Sales of our core software products to these larger customers often require an extensive education and marketing effort.

We could expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our core software product sales cycle averages approximately three months for sales to existing customers and from three to nine months for sales to new customers and large organizations. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

•	our customers’ budgetary constraints;

•	the timing of our clients’ budget cycles and approval processes;

•	our clients’ willingness to replace their current methods or software solutions;

•	our need to educate potential customers about the uses and benefits of our products and services;

•	the timing and expiration of our clients’ current outsourcing agreements for similar services; and

•	the governmental procurement risk described elsewhere in “Risk Factors.”

If we are unsuccessful in closing sales after expending significant funds and management resources or if we experience delays as discussed above, it could have a material adverse effect on the size, timing and predictability of our revenue.

We are dependent on strategic relationships with our vendors, and our business would be materially and adversely affected if we were to lose our existing, or fail to gain additional, strategic relationships.

The segment of our business that includes hardware sales and related support services is dependent upon the strong relationships that have been established with our vendors. We purchase equipment from these vendors and add our engineering services to provide a total solution to the customer. Without the vendor products, we would lose the margin on the hardware sale as well as the margin provided by our engineering services.

These relationships could be terminated if we fail to:

•	maintain adequate certified systems engineers (computer professionals who have passed a test indicating specialized knowledge in the design, planning and implementation of specific computer-based technology) and staff that can implement and support the vendors’ products;

•	receive satisfactory feedback from our customers; or

•	pay for purchased equipment and services on a timely basis.

Our failure to compete successfully could cause our revenue or market share to decline.

Our market is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. Our software applications segment has three primary sources of competition:

•	software developers offering integrated specialized products designed to address specific needs of governmental organizations;

•	custom-developed products created either internally or outsourced to custom service providers; and

•	software developers offering general products not designed to address specific needs of governmental organizations.

Our technology solutions segment is subject to competition by both regional and national technology solutions providers including those listed by VAR Business Magazine as the top 500 network integration companies in the United States.

The companies with which we compete, and other potential competitors, may have greater financial, technical and marketing resources and generate greater revenue and better name recognition than we do. If one or more of our competitors or potential competitors were to merge or form a strategic relationship with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, a large diversified software enterprise, such as Microsoft, Oracle or PeopleSoft, could decide to enter the market directly, including through acquisitions, or large hardware and technology solutions providers, such as IBM Global Services, EDS and Lockheed Martin IT could have a negative impact on our ability to compete in the technology solutions market.

Loss of significant clients could hurt our business by reducing our revenues and profitability.

Our success depends substantially upon retaining our significant clients. Generally, we may lose clients due to conversion to a competing service provider. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. Our top ten clients constituted approximately 40% of our revenue for the 2004 and 2003 fiscal years. The loss of a significant portion or all of these clients would have a material adverse effect on our profitability and financial condition.

We may not be able to manage our future growth efficiently or profitably. Increased demands on our human resources and infrastructure due to planned expansion, if not accompanied by increases in revenues, could negatively impact our profitability.

We have experienced significant personnel and infrastructure growth since our inception, and are continuing this expansion to address potential market opportunities. For example, we are expanding the size of our outside and inside sales staff and increasing our marketing and product development efforts to support a broader geographic reach and expanded product offerings. If these increases in personnel do not produce the intended growth in revenues, there can be no assurance that we will maintain profitability. Additionally, an increase in revenues will result in increased demands on our maintenance and support services professionals in order to maintain service quality. If we are unable to address sufficiently these additional demands on our personnel, operations, systems, procedures and resources, our profitability and growth might suffer.

Because competition for highly qualified personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth.

To execute our plans for continuing growth, we will need to increase the size, and maintain the quality of, our sales force, software development staff and our professional services organization. To meet our objectives, we must attract and retain highly qualified personnel with specialized skill sets focused on the educational and local government market. Competition for qualified personnel can be intense, and we might not be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to nonprofit organizations is limited overall and specifically in Easley, South Carolina, where our principal office is located. Our ability to maintain and expand our sales, product development and professional services teams will depend on our ability to recruit, train and retain top quality people with advanced skills who understand selling to, and the specific needs of, educational institutions and local governments. For these reasons, we have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales and services personnel to become productive, particularly with respect to obtaining and supporting major customer accounts. In particular, we plan to continue to increase the number of services personnel to attempt to meet the needs of our customers and potential new customers. In addition to hiring services personnel to meet our needs, we might also engage additional third-party consultants as contractors, which could have a negative impact on our earnings. If we are unable to hire or retain qualified personnel, if newly hired personnel fail to develop the necessary skills or if they reach productivity slower than anticipated, it would be more difficult for us to sell our products and services, and we could experience a shortfall in revenue or earnings, and not achieve our planned growth.

As a result of the relatively low margins associated with the sale of hardware, our technology solutions segment produces substantially lower gross margins than our software applications segment. Our overall gross profit margin may be adversely affected if revenues of our technology solutions segment rise as a percentage of total revenues. In turn, this could result in reduced net income.

For the fiscal years ended December 31, 2004 and 2003, our software applications segment reported gross margins of 65.5% and 59.1%, respectively. In contrast, our technology solutions segment for such periods reported gross margins of 22.5% and 24.3%. Accordingly, an increase in hardware and related sales in our technology solutions segment relative to software revenues in our software applications segment could harm our overall gross margin. A shift in our product mix toward lower margin products would adversely affect our overall profitability if increases in volume of lower margin products did not offset the effect of changes in product mix. A decline in margins may also be received negatively by investors. Since establishing our technology solutions business in 1999, we have seen a continual increase in the amount of hardware we have been able to sell. Hardware pricing is highly competitive and product life-cycles can be short. We have recently been able to benefit from identifying, selling and implementing new products (for example, IP telephony and classroom learning tools) with higher margins as a result of selling such products before what we believe to be the midpoint of their life-cycles. As market penetration and competition increase for these products, margins and sales of these products may decline. As current hardware-based products mature, there can be no assurance that we will identify new products with equal margins or opportunities for greater volume to replace existing products.

If our products fail to perform properly due to undetected errors or similar problems, or fail to comply with government regulations, our business could suffer, and we could become subject to product or general liability or errors and omissions claims. Such claims could be time-consuming and costly. Furthermore, any negligence or misconduct on the part of our consultants could result in financial or other damages to our customers, for which they may bring claims against us.

Complex software such as ours often contains undetected errors or bugs. Software errors are frequently found after introduction of new software or enhancements to existing software. We continually introduce new products and new versions of our products. If we detect any errors before we ship a product, we might have to delay product shipment for an extended period of time while we address the problem. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Therefore, it is possible that, despite testing by us, errors may occur in our software. These errors, as well as any negligence or misconduct on the part of our consultants, could result in:

•	harm to our reputation;

•	lost sales;

•	delays in commercial release of our software;

•	product liability, general liability or errors and omissions claims;

•	delays in, or loss of, market acceptance of our products;

•	license terminations or renegotiations; and

•	unexpected expenses and diversion of resources to remedy errors.

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

Our failure to obtain or integrate third-party technologies could delay the development of our software and increase our costs.

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

Our success depends on our ability to respond quickly to changing technology, and we believe that we must develop new software programs and services utilizing modern technology in order to maintain our competitive position and profitability.

The market for our products and services is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can cause customers to delay their purchasing decisions and render existing products obsolete and unmarketable. The life cycles of our software products are difficult to estimate. As a result, our future success will depend, in part, upon our ability to continue to enhance existing products and to develop and introduce in a timely manner new products with technological developments that satisfy customer requirements and achieve market acceptance. We may not be able to successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. In addition, products, capabilities or technologies developed by others could render our products or technologies obsolete or noncompetitive or shorten product life cycles. If we are unable to develop on a timely and cost-effective basis new software products or enhancements to existing products or if new products or enhancements do not achieve market acceptance, we may not be able to compete effectively or maintain or grow our revenues.

As a result of the complexities inherent in software development, and in particular development for multi-platform environments, and the broad functionality and performance demanded by our customers, major new product enhancements and new products can require long development and testing periods before they are released commercially. We have on occasion experienced delays in the scheduled introduction of new and enhanced products, and future delays could increase costs and delay revenues.

We have made significant investments in software development and our growth plans are premised in part on generating substantial revenue from new product introductions and future enhancements to existing products. New product introductions and enhancements involve significant risks. For example, delays in new product introductions and enhancements, or less-than-anticipated market acceptance, are possible and would have an adverse effect on our revenue and earnings. We cannot be certain that our new products or enhancements will meet customer performance needs or expectations when shipped or that they will be free of significant software defects or bugs. If they do not meet customer needs or expectations, for whatever reason, upgrading or enhancing these products could be costly and time consuming.

In addition, the selling price of software products tends to decline significantly over the life of the product. If we are unable to offset any reductions in the selling prices of our products by introducing new products at higher prices or by reducing our costs, our revenue, gross margin and operating results would be adversely affected.

Advances in technology can require retraining and additional certifications for existing personnel or hiring of more qualified personnel. The most significant portion of our investment in software development is related to labor. If our personnel are unable to keep up with changing technologies or we are unable to attract, hire, and retain personnel having the qualifications needed to engineer, manage and implement technological advances, our competitive position may erode, with an adverse effect on our revenues and profitability.

If the security of our software is breached, we could suffer significant costs and damage to our reputation.

Fundamental to the use of our products is the secure collection, storage and transmission of confidential information. Third parties may attempt to breach our security or that of our customers and their databases. We may be liable to our customers for any breach in such security, and any breach could harm our customers, our business and our reputation. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation, our business and our operating results. Also, computers, including those that utilize our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Such disruptions could lead to interruptions, delays or loss, of data and we may be required to expend significant capital and other resources to protect further against security breaches or to rectify problems caused by any security breach.

Future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

One significant reason for our entering into the merger and recapitalization transaction in February 2005 was to allow us to access public capital markets as a source of funding to permit us to grow through acquisitions. In addition, the merger transaction facilitated the sale of warrants, the exercise of which (absent a cashless exercise) represents a significant potential source of capital. Our competitive markets are occupied by a number of competitors, many substantially larger than we, and with significantly greater geographic reach. We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies of scale. We may also utilize acquisitions to, whenever appropriate, expand our technological capabilities and product offerings. While we may use a portion of any cash proceeds to pay down debt on an interim basis, we intend to use any additional liquidity and/or availability of assets generated by the paydown and remaining proceeds to fund acquisitions. Additionally, we are in the process of engaging a consultant to assist us with acquisitions, including identifying potential acquisition opportunities. Pursuant to this strategic plan, we intend to acquire companies, products, services and/or technologies that we feel could complement or expand our existing business operations, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

•	improper valuation of the acquired business;

•	difficulties in integrating operations, corporate cultures, technologies, services, accounting and personnel;

•	difficulties in supporting and transitioning customers of acquired companies;

•	diversion of financial and management resources from existing operations;

•	risks of entering new sectors of the educational and governmental market;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs; and

•	consumption of significant capital and cash flow to the detriment of other business opportunities and needs.

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders could be diluted, which, in turn, could affect the market price of our stock. Moreover, we might finance an acquisition with debt, resulting in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions or investments properly, we might not achieve the anticipated benefits of any such acquisition, and we may incur costs in excess of what we anticipate.

There can be no assurance suitable acquisition candidates will be available, that we will be able to procure adequate financing, that we will be able to successfully purchase or profitably manage acquired companies, that future acquisitions will further the successful implementation of our overall strategy or that acquisitions ultimately will produce returns that justify the investment. In addition, we may compete for acquisition and expansion opportunities with companies that have significantly greater resources than we do.

Following our merger in February 2005, we have pursued and entered into preliminary discussions with various acquisition candidates. However, we have not entered into agreements or understandings for any acquisition which management deems material.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from executing our growth strategy.

The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on many factors, including:

•	market acceptance of our products and services;

•	the need to adapt to changing technologies and technical requirements;

•	the existence of opportunities for expansion; and

•	access to and availability of sufficient management, technical, marketing and financial personnel.

If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional equity or obtain other financing. We have not made arrangements to obtain additional financing. We may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.

Under certain circumstances, holders of warrants to purchase shares of our common stock may be able to exercise those warrants pursuant to a cashless exercise. A cashless exercise may adversely impact our business strategy.

The terms of the warrants held by Barron permit the cashless exercise of the warrants under certain circumstances. A cashless exercise would not result in capital inflow to the Company, which may hinder the implementation of our business strategy, one element of which is to expand through acquisition.

We currently do not have any pending or issued patents, but we rely upon trademark, copyright and trade secret laws to protect our proprietary intellectual property rights, which might not provide us with adequate protection. The loss or compromising of our rights in our intellectual property could adversely affect our competitive position and raise our costs.

Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We might not be successful in protecting our proprietary technology, and our proprietary rights might not provide us with a meaningful competitive advantage. To protect our proprietary technology, we rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements. Each of these affords only limited protection. Moreover, we have no patent protection for Accounting+Plus software, which is one of our core products. Any inability to protect our intellectual property rights could seriously harm our competitive position, operating results and financial condition.

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

Because we generally do not have written software licenses, we must rely primarily on implied licenses and copyrights to protect our software. The enforcement of implied licenses and copyrights may be time-consuming and costly.

Enforcement of the implied licenses on our software would be primarily based on copyright infringement grounds and/or on common law principles pertaining to implied licenses. Proving a breach of contract relating to a violation of an implied license may be difficult. Violations of copyrights on our software could include, among other things, unauthorized copies of the software being made, unauthorized distribution of our software, and unauthorized derivative works being made of our software (such as by reverse engineering). While each of the foregoing rights are held by a copyright owner, copyright infringement may be difficult to prove, whereas a violation of an express license may be more readily provable and may provide additional rights and remedies than available through copyright protection. Therefore, we may have to expend significant time and financial resources should the need to enforce an implied license or copyright arise.

Claims that we infringe upon third parties’ intellectual property rights could be costly to defend or settle.

Litigation regarding intellectual property rights is not unusual in the software industry. We expect that software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties may nevertheless bring claims of infringement against us. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling or servicing our software. Our business, results of operations and financial condition could be harmed if any of these events occurred.

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

Increasing government regulation of electronic commerce could reduce our revenues and increase our costs.

We are subject not only to regulations applicable to businesses generally but also to laws and regulations directly applicable to electronic commerce. We deliver marketing, shareholder and customer information, product demonstrations, new software and software updates, technical support and training over the internet. We also sell services whereby a customer may access and use our software to load and manage their organization’s data over the internet. Although there are currently relatively few laws and regulations governing electronic commerce, state, federal and foreign governments may adopt laws and regulations applicable to our business. Any such legislation or regulation could increase our operating costs as we are forced to comply, or increase the operating costs to our customers. In any such event, customers may decide not to use our products and services. Any new laws or regulations in the following areas could cause us to incur new compliance expenses, or otherwise adversely affect our business:

•	user security and privacy;

•	the pricing and taxation of internet use or goods and services offered or provided via the internet;

•	the online distribution of specific material, content or services over the internet; and

•	the content of websites or other internet marketing abilities (e.g., “do not call” (do not contact) registry requirements).

A significant portion of our revenues stem from sales to schools receiving funding through the E-Rate Program. A loss of such funding could have a material adverse impact on our revenues and financial condition.

We participate in the E-Rate Program, a government program providing funding for telecommunications, internet access and internal connections for schools that have a very high free and reduced lunch rate count. Schools and school districts that have developed an approved technology plan may receive funds to implement the plan. Service providers may sell to such schools and districts through an open and competitive bidding process. We have received funding through the E-Rate program since 2001, routinely representing in excess of 10% of our total revenues. The Schools and Libraries Division of the Universal Service Administrative Company, which administers the program, may conduct audits with respect to previous funding years. If the Schools and Libraries Division were to find that either we or the school to which we have made sales did not comply with the rules and regulations of the program, previous funding may have to be repaid and we could be barred from future bidding under the program. To date, we have not had to repay any money received in connection with the program, nor have we been cited for any material violation of program guidelines.

We received a subpoena from the United States Department of Justice on April 27, 2005, requesting our production of documents relating to the E-Rate Program. It is our understanding that similar inquiries have been directed to numerous other companies associated with the program. No allegations concerning impropriety by the Company have been made. However, the Antitrust Division’s collection of information from the hundreds of subpoenas it has issued could result in further inquiry and possible antitrust and/or related allegations. Although we do not believe that the investigation will impact our participation in the E-Rate Program, we can give no such assurances.

The requirements of being a public company, particularly compliance requirements under Sarbanes-Oxley, might increase our administrative costs and distract management from business operations.

As a public company, we are subject to a number of additional requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Also, we believe the requirements of being a public company may continue to increase our administrative costs. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act beginning with our fiscal 2007 Annual Report on Form 10-KSB, and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment will require the commitment of significant financial and managerial resources. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Our inability to do so in a timely fashion might adversely impact our compliance with Section 404. Any failure to comply with Section 404 as required may harm our financial position, reduce investor confidence, cause a decline in the market price for our common stock and subject us to costly litigation.

We may discover and report weaknesses in our internal controls. Reporting deficiencies could harm our financial position, reduce investor confidence, cause a decline in the market price for our common stock and subject us to costly litigation.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our results of operations could be misstated and our reputation may be harmed. Historically, we may not have maintained a system of internal controls that was adequate for a public company, and in preparing the financial statements included in this report we placed only limited reliance on our historical internal control structure. This limited reliance is not sufficient to meet the standards under Section 404 of the Sarbanes-Oxley Act, with which we must comply beginning with our fiscal 2007 Annual Report on Form 10-KSB. We have undertaken the task of documenting our controls in preparation for the additional review, evaluation and testing requirements under Section 404 under the direction of our chief financial officer, who has prior experience in this area. In this process we may identify and be required to report deficiencies in our internal controls, and we cannot assure you that the measures we have taken to date or these measures will ensure that we will be able to implement and maintain adequate controls over our financial processes and reporting. Any deficiencies or failures in internal controls could harm the financial position of our business, reduce investor confidence, cause a decline in the market price for our common stock, and subject us to costly litigation.

Our management has limited experience in managing a public company, which could hamper our ability to function effectively as a public company.

Our management team has historically operated our business as a privately-owned corporation. The individuals who now constitute our management have never had responsibility for managing a publicly-traded company. In particular, management is inexperienced in utilizing sophisticated forecasting or long term historical analysis of data that may be used for projecting future operating and financial results with a significant degree of consistency and accuracy. This inexperience could result in our inability to comply fully with accounting pronouncements and public filing requirements on a timely basis. If we are unable to comply, our financial condition could be adversely affected.

In addition, although we are in the process of updating our systems and processes to public company standards, such systems and processes in many aspects still reflect those of a non-public corporation. As a result, we cannot assure you that we will be able to execute our business strategy as a public company. You should be especially cautious in drawing conclusions about the ability of our management team to provide guidance or other forward looking information regarding our operating or financial results with a reasonable degree of consistency and accuracy.

The development and enhancement of our software requires significant capital expenditures that we may not be able to make if we were to experience significant revenue reductions. Our failure or delay in developing and enhancing our software could seriously erode our competitive position.

Software technology is characterized by rapid technological change and evolving industry standards that require continuous development and enhancements to our software applications. Significant resources, primarily in the form of salaries and benefits, are required to keep up with these changes. We are in the process of rewriting our software applications to take advantage of current technologies. If we were to experience significant revenue reductions, our ability to implement these changes could be delayed or eliminated, eroding our competitive position and adversely affecting our revenues and financial condition.

We may not be able to repay both our bank credit facility which matures in March, 2006 and our subordinated notes which mature in May, 2006. Any failure to repay the credit facility or the notes, or in the alternative to secure a renewal or refinancing of the credit facility, would have a material adverse effect on our liquidity position and our ability to fund operations.

Our bank credit facility matures on March 17, 2006. Management believes that cash flow from operations may not be sufficient to repay both our $3.0 million bank credit facility in full on such date and the subordinated promissory notes payable to shareholders in an aggregate amount of $2.3 million which are due May 10, 2006. Management anticipates renewing the bank credit facility prior to its expiration date.

In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that its existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact agree to a renewal or that replacement financing could be procured by us on favorable terms. Without the existing credit facility or a replacement, management also believes that our ability to fund working capital and support additional sales growth could be adversely affected. If we were unable to repay the subordinated notes, there can be no assurance as to what adverse collection actions the subordinated noteholders might take, whether the noteholders would agree to an extension and on what terms, and the impact such a default might otherwise have on our other creditors and our financial condition.

We depend on key management and may not be able to retain those executives or recruit additional qualified personnel.

We believe that our future success will be due, in part, to the continued services of our senior management team. This team historically has been and we anticipate for the foreseeable future will continue to be relatively small. Our company was built by the five former shareholders of CSI – South Carolina who were largely responsible for our growth over the past 15 years. All of these founders of the Company now serve as our executive officers. Each of the CSI – South Carolina founders have garnered significant technical expertise in both our products and the requirements of our client base. They have also developed relationships with our clients that we believe are valuable. The CSI – South Carolina founders continue to manage specific areas of the business: sales, engineering, technical support and product development. They have been responsible for the technical development of our products and solutions and the creation of our business strategy. Because we are now a public company, we must also retain a chief financial officer with requisite technical expertise to handle the requirements of public company reporting and compliance. Our ability to implement our business plan is dependent on the retention of these executives who have specific, differentiated skills. Losing the services of one or more members of our management team could adversely affect our business and expansion plans.

Our certificate of incorporation limits the liability of our directors, which may bar stockholder actions and recovery against the directors for misconduct.

We have adopted provisions in our Amended and Restated Certificate of Incorporation that eliminate to the fullest extent permissible under Delaware law the liability of our directors for monetary damages for breach of fiduciary of duty as a director. While it may limit stockholder actions against the directors of the Company for various acts of malfeasance, the provision is designed to ensure the ability of our directors to exercise their best business judgment in managing the Company’s affairs, subject to their continuing fiduciary duties of loyalty to the Company and its stockholders. Absent such a limitation, their judgment could be unreasonably impeded by exposure to potentially high personal costs or other uncertainties of litigation.

Our certificate of incorporation and bylaws provide for the indemnification of management, which in certain circumstances could serve to circumvent the recovery by stockholders in legal actions.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, to the fullest extent permitted by Delaware law, provide, generally, that the Company will indemnify, including the advancement of expenses, any director, officer, employee or agent of the Company who is, or is threatened to be made, a party to any action, suit or proceeding by reason of the fact he was acting as a director, officer, employee or agent of the Company. Any advancement of expenses is subject to the indemnified person undertaking to repay any advanced expenses later deemed to be improper. Such indemnification would cover the cost of attorneys’ fees as well as any judgment, fine or amount paid in settlement of such action provided that the indemnified party meets certain standards of conduct necessary for indemnification under applicable law and the provisions of the Amended and Restated Bylaws. Such indemnity may or may not be covered by officer and director liability insurance and could result in expense to the Company even if such person is not successful in the action. This provision is designed to protect such persons against the costs of litigation that may result from his or her actions on our behalf.

Risk Factors Relating to Our Common Stock

Our quarterly financial results fluctuate and may be difficult to forecast. If our future results are below either any guidance we may issue or the expectations of public market analysts and investors, the price of our common stock may decline.

Our quarterly revenue and results of operations are difficult to forecast. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful and that such comparisons might not be accurate indicators of future performance. The reasons for these fluctuations include but are not limited to:

•	the size and timing of sales of our software, including the relatively long sales cycles associated with many of our large software sales;

•	budget and spending decisions by our customers;

•	market acceptance of new products we release;

•	the amount and timing of operating costs related to the expansion of our business, operations and infrastructure;

•	changes in our pricing policies or our competitors’ pricing policies;

•	seasonality in our revenue;

•	general economic conditions; and

•	costs related to acquisitions of technologies or businesses.

Certain of our costs and expenses are based on our expectations of future revenue and are, to a large extent, fixed in the short term. These include: our software development costs, certain other overhead costs in costs of sales and the majority of our general and administrative expenses. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our expenses in response, our operating results for that quarter could be adversely affected. It is possible that in some future quarter our operating results may be below either any guidance we may issue or the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

Our common stock is currently a “penny stock,” and the market for it is limited. Accordingly, we cannot assure that an adequate market will develop for our common stock or what the market price of our common stock will be.

Our common stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board. As of the date of this report, only approximately 104,882 shares were available for trading in the over-the-counter market. As a result, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions and the lack of coverage by security analysts and the news media of our company.

In addition, because our stock is quoted on the OTC Bulletin Board, our common stock is subject to certain rules and regulations relating to a “penny stock.” A “penny stock” is generally defined as any equity security that has a price of less than $5.00 per share and that is not listed or approved for listing on a national securities exchange or an automated quotation system sponsored by a registered national securities exchange. Being a penny stock generally means that any broker who wants to trade in our shares (other than with established customers and certain institutional investors) must comply with certain “sales practice requirements,” including delivery to the prospective purchaser of the penny stock a disclosure statement describing the penny stock market and associated risks. In addition, broker/dealers must take certain steps prior to selling a penny stock, which steps include:

•	obtaining financial and investment information from the investor;

•	obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

•	providing the investor a written identification of the shares being offering and the quantity of the shares.

If these penny stock rules are not followed by the broker/dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker/dealers to sell our common stock, and as a practical matter, these requirements may mean that brokers will be less likely to make recommendations on our shares to their general customers. As a result, for as long as our common stock is quoted on the OTC Bulletin Board and subject to the penny stock rules, our stockholders may have difficulty selling their shares in the secondary trading market. In addition, prices per share of our common stock may be lower than might otherwise prevail if our common stock were quoted on the Nasdaq Stock Market or traded on a national securities exchange, such as the New York Stock Exchange or the American Stock Exchange. This lack of liquidity may also make it more difficult to raise capital in the future through the sale of equity securities.

The price of our common stock might be volatile.

In recent years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market might be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. The fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of software and technology companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	economic conditions and trends in general and in the software and information technology industries;

•	major catastrophic events, including terrorist activities, which could reduce or divert funding from, and technology spending by, our core customer base of municipal governments and educational institutions;

•	changes in our pricing policies or the pricing policies of our customers;

•	changes in the estimation of the future size and growth of our market; or

•	departures of key personnel.

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

Holders of the Series A Convertible Preferred Stock have certain rights which are superior to those of the common stockholders. These rights may adversely affect the liquidity and value of your investment.

The superior rights of the preferred stock include:

•	If we are liquidated, our preferred stockholders have priority on the distribution of assets up to their original investment value of $0.6986 per share. If any assets remain after the preferred stockholders receive their entitlement, then the remaining assets will be distributed on a pro rata basis to the common stockholders.

•	While the preferred stock is outstanding, we are not permitted to pay dividends on our common stock. This restriction means we are unlikely to pay dividends to our common stockholders in the foreseeable future.

•	In the future, if we were to offer shares of common stock to the public for cash, the holder of Series A Convertible Preferred Stock and the five former shareholders of CSI – South Carolina would have the right to participate pro rata in such an offering at 80% of the offering price. We do not currently contemplate such an offering.

The raising of additional capital in the future may dilute your ownership in our company.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and products; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute your ownership percentage in our company.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

We have a total of 40,000,000 authorized shares of common stock, of which 2,631,786 shares were issued and outstanding as of March 24, 2005. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. Of our 40,000,000 authorized shares, we have reserved for issuance 15,518,208 shares of common stock relating to outstanding warrants, options and convertible preferred stock. Also, we anticipate that we may issue common stock in acquisitions in which we anticipate engaging pursuant to our business strategy. Any issuances relating to the foregoing would dilute your percentage ownership interests, which would have the effect of reducing your influence on matters on which our stockholders vote. They might also dilute the tangible book value per share of our common stock. In addition, the Series A Convertible Preferred stockholder and the five former shareholders of CSI – South Carolina have the right, so long as any of the Series A Convertible Preferred stock is still outstanding, to participate in any “funding” by the Company (including a sale of common stock) on a pro rata basis at 80% of the offering price, which right if exercised might dilute our net tangible book value per share. Further, Barron has the right under certain circumstances to effect a cashless exercise of the warrants, which would dilute the tangible book value per share of our common stock.

Because we intend to retain any earnings to finance the development of our business, we may never pay cash dividends. Furthermore, the terms of both the Series A Convertible Preferred Stock and our bank loan documents currently prohibit the payment of cash dividends.

We have not paid cash dividends, except for the one-time cash dividend paid by CSI – South Carolina, our predecessor, prior to the February 2005 merger and sale of preferred stock. Our bank loan documents now prohibit the payment of cash dividends, as do the terms of our Series A Convertible Preferred Stock. Regardless of these restrictions, we do not anticipate paying cash dividends on our common stock in the foreseeable future, but instead intend to retain any earnings to finance the development of our business.

Availability of significant amounts of common stock for sale in the future, or the perception that such sales could occur, could cause the market price of our common stock to drop.

A substantial number of shares of our common stock may be issued and subsequently sold upon the exercise of the two common stock warrants and the conversion of Series A Convertible Preferred Stock held by Barron. The number of such shares totals 14,435,472. In addition, officers and other affiliates of our company hold 2,526,904 shares of common stock, which have not been registered under the Securities Act of 1933, as amended, and are accordingly subject to the resale restrictions under such Act and Rule 144 thereunder. Under the Preferred Stock Purchase Agreement with Barron, shares held by insiders of the Company may not be sold until February 10, 2007. There are also outstanding options to purchase approximately 268,343 shares of our common stock. Additionally, we may issue up to 1,100,000 shares of common stock pursuant to our 2005 Computer Software Innovations, Inc. Incentive Compensation Plan. It is anticipated that outside directors of the Company and consultants will be awarded approximately 506,224 shares of common stock under the plan as compensation for their services. Awards to directors will be restricted stock. The sale of any or all of these shares could have an adverse impact on the price of our common stock, as could the sale or issuance of additional shares of common stock in the future in connection with acquisitions or otherwise.

Insiders currently hold a significant percentage of our stock and could limit your ability to influence the outcome of key transactions, including a change of control, which could adversely affect the market price of our stock.

As of the date of this report, approximately 96% or 2,526,904 shares of our common stock are held by the former CSI – South Carolina shareholders, all of whom are currently executive officers. Non-executive officers of the Company also hold options to purchase approximately 268,343 shares. These facts have the potential of solidifying control of the Company with insiders, and would likely limit the ability of any minority stockholders to influence the outcome of key decisions, including elections of directors.

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

Range of Common Stock Prices ($)

	High		Low
2004
4th Quarter (October 20, 2004 – December 31, 2004)	3.20	(1)	0.80	(1)
2005
1st Quarter (through March 26, 2005)	7.00		0.80	(1)

(1)	Quotes reflect prices of VerticalBuyer prior to the merger with CSI – South Carolina on February 11, 2005, adjusted for the 40 to 1 stock split effected on that date.

Source: http://finance.yahoo.com.

As of March 1, 2005, there were approximately 2,631,752 shares of common stock outstanding and approximately 122 stockholders of record, and 7,217,736 shares of Series A Convertible Preferred Stock outstanding with one preferred stockholder of record.

We have paid no cash dividends during the past two fiscal years, except for the dividends payable by CSI – South Carolina in February 2005 relating to the reverse merger. For a discussion of the merger related dividends, see “Description of Business—C. The Merger and Recapitalization” and “Management’s Discussion and Analysis or Plan of Operation—B. Reverse Merger and Investment by Barron Partners LP.”

No dividends may be paid with respect to the Series A Convertible Preferred Stock and, pursuant to the Preferred Stock Purchase Agreement, no dividends may be paid on our common stock while any Series A Convertible Preferred Stock is outstanding. Also, our agreements with our bank lender prohibits any dividend which would, upon payment, result in a default under our financial covenants. Furthermore, even if these dividend restrictions were to be no longer effective, we have no plans to pay dividends in the foreseeable future. Instead, we intend to retain the earnings of our business for working capital and other investments in order to fund future growth.

Sale of Series A Convertible Preferred Stock

In order to facilitate the merger, on February 10, 2005, we entered into a Preferred Stock Purchase Agreement to sell 7,217,736 shares of its Series A convertible, non-voting preferred stock to Barron for $5,042,250. The preferred stock is convertible into shares of common stock on a one for one basis. Barron is a New York-based private investment partnership that specializes in investing in micro-cap public companies. As part of the transaction, Barron invested an additional $1,875,200 in the form of a subordinated note on the same terms as the subordinated notes payable to the former CSI – South Carolina stockholders in the merger, and received Warrants for the purchase of the Warrant Shares. The exercise prices of the Warrants are $1.3972 and $2.0958 per share, and each Warrant is exercisable for half of the total Warrant Shares. Barron has agreed, generally, not to convert at any time its Warrants to purchase shares of common stock if and to the extent that Barron’s beneficial ownership of our common stock would exceed 4.99%, without giving us at least 61 days’ advance notice. Proceeds from the sale of preferred stock and the subordinated loan were substantially utilized to fund the merger and related transactions.

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

For more information on the preferred stock and the Warrants, see “Business Description – C. The Merger and Recapitalization.”

Sale of Common Stock

In connection with the merger, the former shareholders of CSI – South Carolina received, in exchange for their shares of CSI – South Carolina common stock, subordinated notes aggregating $1,875,200 to be repaid over the next fifteen months and approximately 2,526,904 shares of our common stock. They also received notes aggregating $3,624,800, which were repaid immediately following the merger out of proceeds of the sale of the preferred stock and a subordinated note to Barron. Such shares of our common stock have not been registered for sale under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or applicable exemption from registration. The shares of common stock sold to the former CSI – South Carolina shareholders was sold in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The basis for such exemption is the non-public sale of the common stock in a privately negotiated transaction with such stockholders, all of whom were accredited and sophisticated investors and all of whom concurrently became executive officers of the issuer.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

A. Introduction

Unless expressly indicated or the context requires otherwise, (1) “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the consolidated combined business of Computer Software Innovations, Inc., a Delaware corporation formerly known as VerticalBuyer, Inc., and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation; (2) “VerticalBuyer” refers to the Company prior to the merger; and (3) “CSI – South Carolina” refers to Computer Software Innovations, Inc., a South Carolina corporation, prior to the merger.

Prior to February 10, 2005, the Company was known as VerticalBuyer, Inc. Prior to our merger with CSI - South Carolina on February 11, 2005, we were a public shell corporation, having conducted no business operations since September, 2001. A brief history of VerticalBuyer, Inc. is set forth in “Description of Business— O. VerticalBuyer, Inc.”

On February 11, 2005, pursuant to an Agreement and Plan of Merger, CSI - South Carolina merged into the Company, with the Company continuing as the surviving corporation. VerticalBuyer had substantially no assets prior to the merger. Accordingly, our current business operations are those of CSI - South Carolina. The merger and related transactions were accounted for as a reverse merger of CSI – South Carolina rather than a business combination. As such, going forward the historical financial statements of the Company are those of CSI - South Carolina. See “Description of Business” for a discussion of CSI – South Carolina’s and our current business operations.

The merger and related transactions are described below under “—B. Recent Developments – Reverse Merger and Investment by Barron Partners LP” and in “Description of Business—C. The Merger and Recapitalization.”

A discussion and analysis of financial condition and results of operation for VerticalBuyer, Inc., a Delaware corporation, for the years ended December 31, 2003 and 2004 is set forth in “-C. VerticalBuyer, Inc.” A discussion and analysis of financial condition and results of operation for CSI-South Carolina for the years ended December 31, 2003 and 2004 is set forth in “-D. CSI-South Carolina.” A discussion of the Company’s current liquidity and capital resources, reflecting recent developments, is contained in the discussion of CSI-South Carolina’s financial condition in “-D. CSI-South Carolina.”

B. Recent Developments - Reverse Merger and Investment by Barron Partners LP.

Merger

We were previously known as VerticalBuyer, Inc. until entering into a merger transaction with CSI – South Carolina in February 2005. Incorporated in Delaware on September 24, 1999, VerticalBuyer ceased business operations of any kind in September 2001. Prior to assuming the business operations of CSI – South Carolina in the February 2005 merger, VerticalBuyer was a shell corporation without material assets or liabilities.

In the first quarter of 2005, the Company completed a series of recapitalization transactions that began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). These culminated on February 11, 2005 with the merger of CSI – South Carolina into the Company, and our issuance of preferred stock, common stock, common stock warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer.” The recapitalization transactions are discussed in Note 15 to the Consolidated Financial Statements as of December 31, 2004, and are summarized below.

Merger Accounting

The merger was accomplished through an exchange of equity interests.

Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” states that, “[I]n identifying the acquiring entity in a combination effected through an exchange of equity interests, all pertinent facts and circumstances should be considered.” SFAS No. 141 includes the following as significant factors in the decision process: which of the combining entities’ owners as a group retain the larger portion of voting rights, composition of the governing body and senior management positions, and the terms of the exchange of equity securities.

Following the merger, the five former shareholders of CSI – South Carolina as a group held 96% of the voting stock of the Company, occupied two of five board seats (with the remaining three seats being filled by independent directors) and retained senior management positions with the combined company. Preferred stock granted subsequent to the transaction, which was sold to assist with the funding of the cash merger consideration and dividends payable to the CSI – South Carolina shareholders, is convertible into common stock on a one-for-one basis. The Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock provides, in part, that the preferred stock may not be converted into common stock if such conversion would result in the holder of the preferred stock beneficially owning more than 4.99% of the common stock. The preferred stockholder may waive this limitation upon 61 days notice. Accordingly, no greater than 4.99% of our common stock is deemed beneficially owned by the preferred stockholder pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

In addition, the preferred stock has no voting rights except under limited circumstances, and generally no provisions granting rights with respect to the governance of the Company. As a result, under SFAS No. 141, the merger of CSI—South Carolina into VerticalBuyer was considered to be a reverse acquisition, in which CSI – South Carolina was considered to be the acquirer. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. VerticalBuyer had no assets or liabilities at the time of acquisition. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition are required to be expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and the activities of the surviving company (VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI – South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

Summary of Merger Transactions

On January 31, 2005, CSI – South Carolina purchased 77%, or 13,950,000 shares, of the common stock of VerticalBuyer from VerticalBuyer’s primary stockholder, Maximum Ventures, Inc., a New York corporation (“Maximum Ventures”), pursuant to a stock purchase agreement. The purchase price was $450,000. Approximately $53,000 of that amount was used to satisfy outstanding liabilities. CSI – South Carolina also reimbursed Maximum Ventures for legal and related expenses of $20,000.

Thereafter on January 31, 2005, VerticalBuyer’s board of directors approved a 40 to 1 reverse stock split, with each fractional share rounded up to one post-split share on a beneficial ownership basis, in order to facilitate a potential merger with CSI – South Carolina. The stock split was effective and payable on February 11, 2005. Following the reverse stock split, VerticalBuyer’s 453,598 outstanding shares of common stock were owned 77% or 348,750 shares by CSI – South Carolina and 23% or 104,882 shares collectively by VerticalBuyer’s approximately 120 public stockholders.

On February 11, 2005, prior to the merger, CSI – South Carolina redeemed stock options to purchase 738,195 shares of common stock for $899,144 cash, as allowed under its stock option plan. Under the plan, certain non-executive employees had been granted options to purchase a total of 1,065,746 shares of the common stock of CSI – South Carolina. The options for 738,195 shares redeemed represented 73.34% of the options for 1,006,538 shares then outstanding. Pursuant to the plan, the option holders retained the remaining portion of their options. In connection with the merger, the surviving corporation assumed such options, which after the merger became exercisable for shares of common stock of the surviving corporation at the share ratio applicable to shares of CSI – South Carolina common stock cancelled in the merger, or 268,343 shares in the aggregate. VerticalBuyer also had a stock option plan, with options shares available for award at the time of the merger. All outstanding options under the plan had expired, however, and the plan was cancelled on March 24, 2005.

Prior to the merger, on February 9, 2005, CSI – South Carolina also declared dividends to its five shareholders totaling $3,460,000. Of this amount, $960,000 was paid immediately in cash and $2.5 million was recorded as five equal subordinated dividend notes payable to the five CSI – South Carolina shareholders. These subordinated dividend notes were repaid on February 11, 2005, out of proceeds from the preferred stock transaction, as discussed below.

On February 10, 2005, VerticalBuyer and CSI – South Carolina executed an Agreement and Plan of Merger. On February 11, 2005, CSI – South Carolina merged into VerticalBuyer. In accordance with the Agreement and Plan of Merger, all shares of the common stock of CSI – South Carolina, and the shares of VerticalBuyer common stock owned by CSI – South Carolina, were cancelled. In exchange for these shares of common stock in CSI – South Carolina, the five shareholders of CSI – South Carolina received the following consideration:

•	2,526,904 shares of our common stock;

•	subordinated notes totaling $3,624,800; and

•	subordinated notes totaling $1,875,200.

Immediately following the transaction, our outstanding common stock totaled 2,631,786 shares. The former shareholders of CSI – South Carolina owned 96% or 2,526,904 shares. The remaining 4% or 104,882 shares was held by the approximate 120 public stockholders of VerticalBuyer, whose number of shares owned was not affected by the merger.

Sale of Preferred Stock and Warrants and Use of Proceeds of Preferred Stock Sale

On February 10, 2005, VerticalBuyer entered into a Preferred Stock Purchase Agreement with Barron. Pursuant to the agreement, on February 11, 2005, immediately following the consummation of the merger, we issued to Barron 7,217,736 shares of our newly created Series A Convertible Preferred Stock and two warrants to purchase, in the aggregate, 7,217,736 shares of our common stock. In exchange for the preferred stock and the warrants, Barron paid cash of $5,042,250. The exercise prices of the warrants are $1.3792 and $2.0958 per share, subject to anti-dilution adjustments, each warrant exercisable for half of the total warrant shares. The terms and conditions of the warrants are identical except as to exercise price.

In addition to the cash payment for the preferred stock and the warrants, Barron advanced an additional $1,875,200 to the Company in the form of a subordinated note. The Barron subordinated note is subordinated to the other non-subordinated debt of the Company and is due in full on or before May 10, 2006.

The funds from the sale of the preferred stock and the Barron subordinated note were used to repay the notes totaling $3,624,800 issued to the five former shareholders of CSI – South Carolina in the merger and the subordinated notes totaling $2,500,000 issued pre-merger as a dividend to the five CSI – South Carolina shareholders. Also, $275,000 was paid by the Company to Liberty Company, LLC, a finder engaged by Barron, pursuant to the terms of the Preferred Stock Purchase Agreement. Approximately $250,000 was paid to the Company’s legal counsel for services rendered with respect to the merger and related transactions, and approximately $260,000 was retained by the Company for working capital.

Following the application of the proceeds of the preferred stock and the Barron subordinated note described above, two subordinated notes remained outstanding: the Barron note in the amount of $1,875,200, and five notes payable to the five former CSI – South Carolina shareholders in the amount of $375,040 each, aggregating an amount equal to the Barron Note. Amounts outstanding under the Barron and stockholder notes totaled $2,250,400 as of March 28, 2005.

Registration Rights

In conjunction with the Preferred Stock Purchase Agreement, we granted to Barron registration rights with respect to the resale of the shares of common stock underlying the warrants and preferred stock purchased by Barron. Pursuant to a Registration Rights Agreement with Barron dated February 10, 2005, we agreed to file a Registration Rights Agreement within 45 days. We also agreed to use our best efforts to cause the registration statement to be declared effective by the SEC within 120 days following the closing date of the Registration Rights Agreement (February 11, 2005) or generally such earlier date as permitted by the SEC. The Registration Rights Agreement is discussed in more detail under “Description of Business—C. The Merger and Recapitalization.”

Outstanding Shares Following Recapitalization

As a result of our reverse stock split, merger and preferred stock transactions, we had approximately 2.6 million shares of common stock outstanding as of March 28, 2005. On a diluted basis, assuming the conversion of the preferred stock and exercise of outstanding warrants and options, approximately 17.3 million shares of common stock were outstanding on such date.

C. VerticalBuyer, Inc.

Overview

VerticalBuyer, Inc., a Delaware corporation, was incorporated on September 24, 1999 for the purpose of creating Internet-based news sites dedicated to specific industries. During the periods presented, VerticalBuyer was a public company primarily engaged in seeking additional funding for working capital in order to sustain operations while management developed business opportunities. As such, VerticalBuyer met during these periods the criteria of a public shell corporation in that it had no assets and no significant ongoing operations or revenue producing activities.

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

As described above under “Merger,” on January 31, 2005, CSI – South Carolina purchased the shares of VerticalBuyer common stock held by Maximum Ventures. Subsequently, on February 11, 2005, CSI – South Carolina merged into Vertical Buyer, with VerticalBuyer being the surviving corporation. As VerticalBuyer had substantially no assets prior to the merger, the transaction will be accounted for as a recapitalization of CSI – South Carolina rather than a business combination. The business operations of the Company following the merger are those formerly of CSI – South Carolina, and the historical financial statements of the Company will be the historical financial statements of CSI – South Carolina. A discussion of CSI – South Carolina’s financial statements, financial condition and results of operation are presented immediately below.

D. CSI-South Carolina

For purposes of this section D only, the terms “CSI,” “we,” “our,” “us” and “the Company,” when used in connection with events or occurrences prior to the merger described in section B above, refer to Computer Software Innovations, Inc., a South Carolina corporation.

Overview

Products and Services

We develop software and provide hardware-based technology solutions.

Through our software applications segment, we report the results of operations related to our internally developed software. Our primary software, fund accounting based financial management software, is software focused primarily on the needs of organizations that employ fund accounting. Fund accounting is used by those entities that track expenditures and investments by “fund,” or by source and purpose of the funding, and is utilized primarily by public sector and not-for-profit entities. Our client base consists principally of municipalities, school districts and local government organizations. Our clients also include public libraries, disabilities boards and other non-governmental clients.

We report the results of operations related to our hardware-based technology solutions through our technology solutions segment. Our technology solutions include networking hardware and software, firewall and email solutions, IP telephony, video conferencing, video surveillance, distance learning and in-classroom teaching tools. These technology solutions are offered to our primary customer base, users of fund accounting. Some solutions, such as IP telephony and video conferencing, are also offered to for-profit entities as opportunities arise.

By strategically combining the sale of our fund accounting software with our ability to integrate computers and other hardware, we have been successful in providing a variety of technological solutions to over 300 clients located primarily in South Carolina, North Carolina and Georgia. Our long term strategy is to pursue a national presence, with our primary, initial focus on the southeastern region of the United States.

Strategy

In addition to our sales of software applications, technology solutions and related support and maintenance services, we provide technology consulting, including network and systems integration services, as a part of our solutions sales efforts. These services also generate a significant amount of revenue by increasing demand for computer hardware equipment that we sell. Our marketing strategy is to provide a suite of software products coupled with full service integration of the hardware solutions that support those products and other back-office functions.

By providing a client the ability to call one solution provider and circumvent the difficulties that often arise when dealing with multiple vendors, we believe we are able to achieve high long-term client satisfaction and a competitive advantage in the marketplace. Repeat business from our existing customer base has been key to our success and we expect it will continue to play a vital role in our growth. Over the past ten years we have retained more than 90% of our software customers.

Organization

Prior to January 1, 2005, the Company reported as one operating segment, with the chief operating decision-maker reviewing the results of operations of the Company as a single enterprise. Currently, our business efforts are focused on two key operating segments: internally developed software applications and related service and support (our “software applications segment”), and other technology solutions and related service and support (our “technology solutions segment”). Subsequent to December 31, 2004, the Company began reporting separately for its two operating segments: the software applications segment and the technology solutions segment. All amounts have been reclassified to conform to this segment presentation.

Our financial statements continue to include CSI Technology Resources, Inc. as a wholly-owned subsidiary. However, this subsidiary no longer has any significant operations or separate accounting. Its former operations are now accounted for within CSI, except that CSI Technology Resources, Inc. is still named in certain contracts. At a future date, these contracts may be transferred to the parent and the subsidiary deactivated, subject to a review of any tax and legal consequences.

Software Applications Segment

Through our software applications segment, we report the results of operations related to the development of accounting and administrative software applications that are designed for organizations that employ fund accounting. These organizations constitute our primary target market: municipalities, school districts and local governments. The software provides a wide range of functionality to handle public sector and not-for-profit accounting requirements. These requirements include receipt and tracking of funds, application of purchases, payables, investments and expenditures by fund, and production of financial and information reports. The software is written in modules that can be sold separately or as a fully-integrated package so that information keyed in one module will be updated electronically into other modules, to minimize keying and improve productivity. In addition to the modules covering general accounting functions, specialty modules are also available. Specific software modules include: general or “Fund” ledger; accounts payable; purchasing; payroll; personnel; employee absence/substitutes; inventory; utility billing; and other specialty modules designed for government markets.

Our software applications segment includes a staff of software developers, implementers, trainers, sales personnel and applications support specialists focused primarily on the development, sales, deployment and support of our “in-house” software products. From time-to-time they also provide support for the technology solutions segment.

Typically, sales of software and related services generate significantly higher margins than sales of hardware. Because our revenues in our software applications segment result from sales and support of software products developed for resale, and are coupled with a relatively small volume of related hardware sales (also referred to as “software and related services”), our software applications segment produces higher margins than our technology solutions segment. Conversely, revenues in our technology solutions segment result primarily from hardware sales, and relatively smaller amount of integration services (also referred to “hardware sales and related services”). Accordingly, our technology solutions segment produces lower margins than our software applications segment. Margins for “software and related services” were 65.5% for the year ended December 31, 2004. Margins for our technology solutions segment were 22.5% for the same period.

Technology Solutions Segment

Our technology solutions segment has a staff of certified engineers capable of providing a broad range of technology solutions to our clients. These solutions can include, among others, planning, installation and management of computer, telephone, wireless, video conference, security monitoring and distance and classroom learning projects. Through this segment we also report the activities related to the subsequent support and maintenance of equipment and systems.

In addition to our engineers, our technology solutions segment includes a staff of sales persons, project managers and product specialists. In our technology solutions segment we also include the purchase and resale of products from a variety of manufacturers such as Hewlett Packard, Cisco, Microsoft, Novell, Promethean, Tandberg and DIVR. Its staff also supports the software applications segment, as needed.

The combination of the traditionally low margins on hardware sales (some 5% or lower), only modestly offset by the sales of services (usually double digit margins) and income from commissions-only product sales (recorded as commission revenue, with no cost for 100% margin) results in a lower margin for the technology solutions segment compared to the software applications segment.

Both the technology solutions and software applications segments have associated advantages and disadvantages in their market spaces. The technology solutions segment, in recent years, has been contributing gross profit in real dollars in excess of that provided by the software applications segment due to the high volumes of sales of its lower margin deliverables. However, this revenue stream is highly competitive and requires significant ongoing, face-to-face sales effort. On the other hand, support services related to the software applications segment provide a consistent ongoing revenue stream at good margins primarily from an initial one-time face-to-face meeting. We believe the combined efforts of our technology solutions segment with that of our software applications segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see the section entitled “ -Financial Performance” below.

Acquisitions

A significant reason for the merger in February 2005 was to allow for access to public capital markets as a source for funding to provide for our ability to grow through acquisitions. In addition, the merger facilitated the sale of warrants, which are a significant potential source of capital. Our competitive markets are occupied by a number of competitors, many substantially larger than we, and with significantly greater geographic reach. We believe that to remain competitive we must take advantage of acquisition opportunities that arise that may help us achieve greater geographic presence and economies of scale, and whenever appropriate, expand our technological capabilities.

Following the merger in February 2005 described under “—B. Recent Developments - Reverse Merger and Investment by Barron Partners LP,” we have pursued and entered into preliminary discussions with various acquisition candidates. However, the Company has not entered into agreements or understandings for any acquisitions which management deems material.

Following the merger in February 2005 described under “—B. Recent Developments - Reverse Merger and Investment by Barron Partners LP,” we have pursued and entered into preliminary discussions with various acquisition candidates. However, the Company has not entered into agreements or understandings for any acquisitions which management deems material.

Critical Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. We use the accrual basis of accounting.

We employ accounting principles generally accepted in the United States (“generally accepted accounting principles” or “GAAP”). GAAP requires us to make estimates, assumptions and judgments and rely on projections of future results of operations and cash flows. Those estimates, assumptions, judgments and projections are an integral part of the financial statements. We base our estimates and assumptions on historical data and other assumptions, which include knowledge and experience with regard to past and current events and assumptions about future events that we believe are reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

Our judgments are based on our assessment as to the effect certain estimates and assumptions of future trends or events may have on the financial condition and results of operations reported in our financial statements. It is important that the reader of our financial statements understand that actual results could differ materially from these estimates, assumptions, projections and judgments.

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, we believe the following accounting policies are particularly critical to understanding our historical and future performance, as these are the most significant involving management’s judgments and estimates: revenue recognition policies, the valuation of long-lived assets, income taxes, and fair value of financial instruments.

Disclosure Regarding Segments

Prior to January 1, 2005, the Company reported as one operating segment, with the chief operating decision-maker reviewing the results of operations of the Company as a single enterprise. During the first quarter of 2005, in part because of the reverse acquisition, the Company began reporting its operations under two operating segments: the software applications segment and the technology solutions segment. All amounts have been reclassified to conform to this segment presentation.

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

Technology revenues are generated primarily from the sale of hardware. In accordance with Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we record revenues as net when we serve as an agent. In these circumstances, our supplier pays a commission to us but acts as the primary obligor in a transaction and we record only the commission in revenues. We record revenues as gross (generally cost of merchandise plus margin) when we serve as a principal whereby we act as the primary obligor in a transaction, have the latitude for establishing pricing and retain all the credit risk associated with such transaction.

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

Warranties

Our suppliers generally warrant the products distributed by us and allow returns of defective products, including those that have been returned to us by its customers. We do not independently warrant the products it distributes, but we do warrant our services with regard to products that we configure for our customers and products that we build from components purchased from other sources. Warranty expense is not material to our financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, short-term debt and other financial instruments associated with the issuance of the common stock warrants attributable to the preferred stock capital investment in the Company in February 2005. The carrying values of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amount of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

The Company’s financial instruments as of March 28, 2005 also include a financial instrument relating to the warrants issued to Barron which are subject to a registration rights agreement that contained a cash liquidated damages provision. Accordingly, a fair-value option pricing model is used to determine the initial fair value and the fair values of each reporting period of those warrants that are classified as a financial instrument in the current liabilities section of the consolidated balance sheet.

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

Financial Performance

Overview of Financial Performance – Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003.

Our revenues for the 2004 fiscal year were $22,481,235, $3,240,019, or 16.8%, higher than revenues for the 2003 fiscal year. The increase came almost equally from an increase in software sales and related service agreements, and increased hardware sales. The increase in technology sales came from an increase in sales force and customer contacts and penetration with new technologies into the existing customer base. The increase in software sales was due to a continued push with the new Microsoft Windows operating-system based fund accounting software version and an increase in support pricing with the final wave of customers having moved from the Microsoft DOS operating system-based version to the Windows version and the continued push to expand our geographic reach. The improvement from the software side edged ahead of hardware revenues by approximately $150,000. The favorable change in sales resulted in an increase in gross profit of $1,355,609, or 23.7%, to $7,068,746. Operating income increased from the prior year by $740,535, or 41.3%, to $2,533,594 due to the improvement in sales. The gross profit improvement was partially offset by an increase in operating expenses, primarily salaries and benefits, from increased bonus compensation. Net income also increased $429,595, or 39.3%, to $1,521,540, also primarily as a result of the improvements flowing through the income statement from increased sales.

Results of Operations – Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003.

Prior to January 1, 2005, CSI – South Carolina reported as one operating segment, with the chief operating decision-maker reviewing the results of operations of the Company as a single enterprise. Subsequent to December 31, 2004, CSI – South Carolina, and as a result of the merger, CSI, began reporting its operations under two operating segments. In the following discussion, prior-year amounts have been reclassified to conform to the most recent reporting period segment presentation. Costs related to the reverse acquisition are excluded from segment results, as no significant operations were added in connection with the reverse acquisition.

See “—Organization” above for a description of the types of products and services from which each reportable segment derives its revenues.

The following table and discussion sets forth the change in sales and the major items impacting the change in operating income for the twelve month period ended December 31, 2004 compared to the twelve month period ended December 31, 2003.

	Twelve Months Ended
	December 31, 2004	December 31, 2003	Increase (Decrease)
Net Sales And Service Revenue	$22,481,235	$19,241,216	$3,240,019
Gross Profit	7,068,746	5,713,137	1,355,609
Operating Income	2,533,594	1,793,059	740,535

Significant Items That Increased (Decreased) Operating Income
Gross Profit:
Sales			$3,240,019
Purchased hardware and software components			(1,791,122)
Salaries, wages and benefits			(194,497)
Other			101,209

			1,355,609

Operating Expenses:
Salaries, wages and benefits (excluding stock option compensation)			(386,496)
Other SG&A expenses			(228,578)

			$740,535

Revenue

Our revenues for the 2004 fiscal year were $22,481,235, $3,240,019 or 16.8%, higher than sales for the 2003 fiscal year. The increase came almost equally from an increase in software sales and related service agreements and hardware sales. The improvement from our software business and related services edged ahead of the improvement in hardware sales by approximately $150,000. The increase in technology sales came from an increase in sales force and customer contacts and penetration with new technologies into the existing customer base. The increase in software sales was due to a continued effort with the new Microsoft Windows operating-system based fund accounting software version and an increase in support pricing with the final wave of customers having moved from the Microsoft DOS operating system-based version to the Windows version and the continued effort to expand our geographic reach.

Gross Profit

Gross profit increased $1,355,609, or 23.7% to $7,068,746, driven by the improvement in sales. The sales increase had a modest impact on gross margin from product mix. The gross margin increased from 29.7% in 2003 to 31.4% in 2004.

Operating Expenses

Operating expenses were $4,535,152 for the 2004 fiscal year, an increase of $615,074 or 15.7% over the same period of the prior year. The majority of the increase is reflected in salaries, wages and benefits from increased bonus compensation. Other SG&A expenses increased across a variety of areas due to the sales increase and growth of the business in general. These areas of expense increase included: supplies, equipment, rent and maintenance, dues and subscriptions, taxes and insurance, facilities costs and legal and professional costs.

Operating Income

Operating income for 2004 was $2,533,594, an increase in 2004 over 2003 of $740,535 or 41.3% compared to the 2003 year. This significant increase was due primarily to the impact of the increase in sales flowing through the income statement, partially offset by the smaller increase in operating expenses.

Segment Information

Software Applications Segment

	Twelve Months Ended
	December 31, 2004	December 31, 2003	Increase (Decrease)
Net Sales And Service Revenue	$4,676,578	$2,981,456	$1,695,122
Gross Profit	3,063,323	1,763,273	1,300,050
Segment Income	824,322	(127,331)	951,653

Significant Items That Increased (Decreased) Segment Income
Gross Profit:
Sales			$1,695,122
Purchased software components			(380,457)
Salaries, wages and benefits			(62,615)
Other			48,000

			1,300,050
Operating Expenses:
Salaries, wages and benefits (excluding stock option compensation)			(288,285)
Other miscellaneous			(60,112)

			$951,653

Software applications segment sales increased in 2004 over 2003 primarily from increases in both software sales and support agreements. Software costs increased primarily from costs associated with the increase in support agreements. The increase in software sales was due to a continued push with the new Microsoft Windows operating-system based fund accounting software version and an increase in support pricing with the final wave of customers having moved from the Microsoft DOS operating system-based version to the Windows version and the continued push to expand our geographic reach.

Salaries and wages in cost of sales increased primarily due to the addition of the .Net and Microsoft SQL (application programming language and database conversion) team. The reduction of miscellaneous costs in “Other” is due to an increase in the credit to cost of sales for the amount of salaries and wages capitalized in capitalized software development costs, partially offset by amortization of previously capitalized amounts. The increased salaries and wages in operating expenses came from sales and engineering personnel, and an increase in bonus compensation. The improvement in segment income came from economies of scale. Selling costs included in operating expenses are generally charged directly to the segment for which they are performed, while general management and operating overhead are allocated between segments based on an estimate as to where management spends their time and the overhead consumed by each segment. Current year gross profit was sufficient to cover these allocated costs, while prior year margins were not sufficient to cover the allocation.

Technology Solutions Segment

	Twelve Months Ended
	December 31, 2004	December 31, 2003	Increase (Decrease)
Net Sales And Service Revenue	$17,804,657	$16,259,760	$1,544,897
Gross Profit	4,005,423	3,949,864	55,559
Segment Income	1,709,272	1,920,390	(211,118)

Significant Items That Increased (Decreased) Segment Income
Gross Profit:
Sales			$1,544,897
Purchased hardware components			(1,410,665)
Salaries, wages and benefits			(131,882)
Other			53,209

			55,559
Operating Expenses:
Salaries, wages and benefits (excluding stock option compensation)			(94,479)
Other miscellaneous			(172,198)

			$(211,118)

Technology solutions segment sales increased in 2004 versus 2003 due primarily to an increase in lower margin hardware products, including an organization-wide upgrade of printers and faxes by a major customer. This sales increase was partially offset by a modest decline in engineering services revenues.

The increase in hardware costs corresponds with the increase in hardware sales. Salaries, wages and benefits increased as some of our engineers were compensated for securing additional technical certifications, thereby making the Company eligible for increased future discounts on certain hardware purchases. Changes in product mix toward higher margin product offset the increases in engineering compensation. Salaries, wages and benefits in operating expenses also grew due to efforts spent sourcing new products and from increased bonus compensation. Other miscellaneous expenses increased across a variety of areas due to the sales increase and growth of the business in general. These areas of expense increase included: supplies, equipment, rent and maintenance, dues and subscriptions, taxes and insurance, facilities costs and legal and professional costs.

The following table summarizes the segment information discussed above to the consolidated amounts reported and previously discussed. The table also presents the segment assets information. Increases in segment assets came primarily from increases in cash, accounts receivable and capitalized software costs for the software applications segment and from increases in cash and accounts receivable in the technology solutions segment. The increases in accounts receivable and cash were due primarily to the increases in sales and changes in operating performance previously discussed.

	Software Applications	Technology Solutions	Total Company
Fiscal year ended December 31, 2004:
Net sales and service revenue	$4,676,578	$17,804,657	$22,481,235
Gross profit	3,063,323	4,005,423	7,068,746
Segment income	824,322	1,709,272	2,533,594
Segment assets	2,086,321	4,841,206	6,927,527

Fiscal year ended December 31, 2003:
Net sales and service revenue	$2,981,456	$16,259,760	$19,241,216
Gross profit	1,763,273	3,949,864	5,713,137
Segment income	(127,331)	1,920,390	1,793,059
Segment assets	1,247,123	3,092,411	4,339,534

Interest and Other Income and Expenses

We had no interest-bearing debt during the years 2004 and 2003, and maintained a net cash balance. Accordingly, we reported interest income of $21,342 for 2004, an increase of $11,867, or 125.2%, over the prior year. No loss on warrants was recorded in 2004 or 2003, as no warrants were outstanding.

Income Taxes

Income taxes of $1,032,850 were recorded for 2004, an increase of $320,750 from 2003. The increase in income taxes corresponds with the increase in income before taxes.

Net Income (Loss) and Earnings Per Share

Net income increased $429,595, or 39.3%, to $1,521,540 for 2004, as a result of the significant increase in sales, partially offset by increases in operating expenses.

Earnings per share increased from $0.41 per share in 2003 to $0.58 in 2004, on both a basic and fully diluted basis.

Liquidity and Capital Resources

Since inception, the Company has funded operations through cash flow from operations. As of December 31, 2004, the Company had $3.7 million in cash and cash equivalents, $3.5 million in working capital and no loan balances outstanding.

Net cash provided by operating activities was $2,575,879 and $1,991,753 for the years ended December 31, 2004 and 2003, respectively. Net cash provided by operating activities in each period reflects net income, adjusted for changes in working capital and non-cash expenses including depreciation and amortization, stock-based compensation and deferred income taxes.

Net cash used in investing activities was $675,126 and $566,385 for the years ended December 31, 2004 and 2003, respectively. Net cash used in investing activities reflects additions to property and equipment and capitalized software costs.

Net cash used in financing activities was zero for the years ended December 31, 2004 and 2003 as the Company had no debt and funded its operations through cash flow from operations.

Significant changes to balance sheet items from December 31, 2003 to December 31, 2004, related to operating activities included a $1.9 million increase in cash generated from the cash flows from operations, a $0.6 million increase in accounts receivable from the increase in sales year over year, offset by a corresponding increase in accounts payable with additional vendor activity to support the increase in sales.

First Quarter 2005 Recapitalization

Events in the first quarter of 2005 related to the merger and recapitalization of CSI – South Carolina have had a significant impact on our liquidity and capital resources. These events are described in more detail under “-B. Recent Developments – Reverse Merger and Investment by Barron Partners LP” above.

The significant merger related activity in the order it occurred is as follows:

Purchase of majority interest in VerticalBuyer shell company by CSI – South Carolina	$(415,024	)(1)
CSI – South Carolina’s redemption of options	(899,144)
Initial cash payment of portion of CSI - South Carolina $3,460,000 dividends declared to shareholders	(960,000)
Proceeds from sale of preferred stock and warrants in merger	5,042,250
Proceeds from issuance of subordinated note to Barron	1,875,200
Payment of remaining outstanding dividends declared, from warrant proceeds	(2,500,000)
Payment on one of the two sets of subordinated notes issued to shareholders in connection with merger	(3,624,800)
Payment of debt issuance costs for $3,000,000 revolving credit facility	(83,800)
Initial borrowings under revolving credit facility	1,500,000
Payment on second set of shareholder notes and Barron’s note from loan proceeds	(1,500,000)

Net effect of merger transactions on cash, and cash used for financing activities	$(1,565,318)

(1)	Consists of $450,000 aggregate agreed-upon purchase price (including approximately $5,000 used to satisfy outstanding liabilities of VerticalBuyer) and an additional $20,000 paid to Maximum Ventures to offset its legal and accounting expenses, net of the $50,000 contribution by Barron and a $5,000 allowance to help defray our legal and professional expenses.

In addition to the cash used for financing activities related to the merger, the Company incurred approximately $700,000 in legal and professional fees which were expensed in the first quarter of 2005.

Credit Arrangements

During the first quarter, in order to support the activities of the reverse acquisition and provide working capital, we entered into a $3,000,000 line of credit facility whereby we can borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3,000,000. Eligible accounts receivable balances essentially include all of our trade accounts receivable except for those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) such accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitutes more than 20% of the total eligible accounts. Loans bear interest at Libor rate plus 0.275% (5.61% at March 28, 2005), payable monthly, and mature on March 17, 2006. Upon entering into the loan agreement on March 17, 2005, the Company borrowed $1,500,000 which was used to pay down a portion of the subordinated notes issued in connection with the merger.

Loans under the facility are secured by a first priority lien on all of our personal property to the lender, including all accounts, equipment, inventory, contract rights, intangibles and other personal property. Under the facility, CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of not more than 2.5:1, measured on a quarterly rolling twelve months basis, by June 30, 2005, EBITDA of not less than $2,000,000 by year-end 2005 and a minimum tangible net worth of $1,500,000 (including subordinated debt) by year-end 2005. As of March 28, 2005, the Company complied with the debt to EBITDA ratio but would not have met the minimum tangible net worth requirements. There can be no assurance that we will comply with such covenants by the effective dates prescribed in the covenants. The Company has received a temporary waiver as discussed below. Were the lender to accelerate the maturity of the loans, whether or not due to the Company not being able to meet its covenants or to receive a waiver from compliance with those covenants or any other reason, we could be forced to seek other financing to prevent the lender from foreclosing on the assets of the Company to satisfy the loans. If we could not secure other financing or capital in the event of an acceleration of the loans, and the lender foreclosed on the Company’s assets, the Company would likely be forced to cease active business operations. The Company also has significant commitments under the subordinated notes payable to the original five shareholders of CSI – South Carolina and Barron, as a result of the reverse acquisition, totaling $2,250,400, which will be due and payable in May of 2006.

During the preparation of its first quarter unaudited financial statements to be included in its Form 10-QSB, the Company determined that pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the value of the warrants issued in conjunction with our preferred stock in February 2005 should be recorded as a current liability on our consolidated balance sheet until the Company obtained an effective registration statement pursuant to the terms of the Registration Rights Agreement.

As a result of accounting for the warrants as a liability, our net worth at March 28, 2005 was reduced from approximately $0.1 million to a deficit of nearly $7.7 million. When we entered into our $3.0 million bank revolving credit facility on March 17, 2005, the accounting for the warrants described above was not anticipated. As a result, the Company, as a condition to such loan arrangement, represented that it had a net worth of $600,000 or greater, counting as equity for the purposes of such calculation subordinated indebtedness of $2.3 million. Taking into account the new accounting treatment for the warrants, we now believe that the representation of a minimum net worth of $600,000 made at the closing of the credit facility was not correct and that we may have been in technical default under our bank credit facility. The bank has granted us a waiver with respect to any such default until November 30, 2005. Pursuant to the waiver, we are obligated to achieve a minimum net worth of $600,000 or more as of such date and at quarter end thereafter, again counting subordinated debt as equity for the purposes of such calculation.

As of March 28, 2005, there were outstanding draws totaling $1,500,000 under our bank credit facility. Pursuant to our agreements with the bank, upon an event of default, it may accelerate and require the repayment of all amounts under the credit facility. It may also decline to make further advances. At March 28, 2005, $1.5 million were available for future advances under the facility.

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

There is no guarantee that CSI could obtain access to additional funding or at reasonable rates. Our failure to meet covenant requirements, raise capital through the exercise of the warrants or find or obtain other funding at reasonable rates, could have a negative impact on our liquidity, capital requirements and business operations.

Forward-Looking Statements

Certain information contained in this report includes forward-looking statements that involve substantial risk and uncertainties. Any statement in this report and in the documents incorporated by reference into this report that is not a statement of an historical fact constitutes a “forward-looking statement.” Among other things, these statements relate to our financial condition, results of operations and business. When used in this report, these forward-looking statements are generally identified by the words or phrases “may,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “project” or words of similar import. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date that we make them. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in the “Risk Factors” section. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our software and systems integration businesses also may be subject to the effects of other risks and uncertainties, including, but not limited to:

•	a reduction in anticipated sales;

•	an inability to perform customer contracts at anticipated cost levels;

•	our ability to otherwise meet the operating goals established by our business plan;

•	market acceptance of our new software, technology and services offerings;

•	an economic downturn; and

•	changes in the competitive market place and/or customer requirements.

Item 7. Financial Statements.

The following financial statements are filed as a part of this report following Item 14 below:

VerticalBuyer, Inc.

Report of Independent Registered Public Accounting Firm - Elliott Davis, LLC

Report of Independent Registered Public Accounting Firm - Sherb & Co., LLP

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

Consolidated Statements of Income for the years ended December 31, 2003 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for December 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2004

Notes to Consolidated Financial Statements

PART III

Item 13. Exhibits.

Exhibit Number	Document
2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

3.1	Amended and Restated Certificate of Incorporation, and Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

3.2	Amended and Restated Bylaws of Computer Software Innovations, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.1 of this report, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.2	Computer Software Innovations, Inc. Common Stock Purchase Warrant A, issued to Barron Partners LP on February 11, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.3	Computer Software Innovations, Inc. Common Stock Purchase Warrant B, issued to Barron Partners LP on February 11, 2005, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.4	Escrow Agreement dated as of February 10, 2005, between the Company, Computer Software Innovations, Inc., Barron Partners LP and Leatherwood Walker Todd & Mann, P.C., incorporated by reference to Exhibit 10.4 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.5	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.6	Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.7	Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.8	Employment Agreement dated as of February 11, 2005, between the Company and Nancy K. Hedrick, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.9	Employment Agreement dated as of February 11, 2005, between the Company and Thomas P. Clinton, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.10	Employment Agreement dated as of February 11, 2005, between the Company and William J. Buchanan, incorporated by reference to Exhibit 10.10 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.11	Employment Agreement dated as of February 11, 2005, between the Company and Beverly N. Hawkins, incorporated by reference to Exhibit 10.11 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.12	Lease Agreement between Griffin Properties and CSI-South Carolina dated October 9, 2004, incorporated by reference to Exhibit 10.12 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.13	Lease Agreement between Joe Black and CSI-South Carolina dated January 1, 2003, incorporated by reference to Exhibit 10.13 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.14	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated September 16, 2003, incorporated by reference to Exhibit 10.14 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.15	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated July 15, 2002, incorporated by reference to Exhibit 10.15 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.16	Form of CSI-South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000, incorporated by reference to Exhibit 10.16 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.17	Form of Non-qualified Stock Option Agreement between CSI-South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.18	Form of Option Repurchase Agreement between CSI-South Carolina and certain non-executive personnel effective February 7, 2005, incorporated by reference to Exhibit 10.18 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.19	SIMPLE IRA Plan, effective September 17, 1999, incorporated by reference to Exhibit 10.19 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.20	Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated March 11, 2005, incorporated by reference to Exhibit 10.20 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.21	H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. effective through May 31, 2005, incorporated by reference to Exhibit 10.21 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.22	Stock Purchase Agreement by and between Maximum Ventures, Inc., a New York corporation, Computer Software Innovations, Inc., a South Carolina corporation and Leatherwood Walker Todd & Mann, P.C. dated January 31, 2005, incorporated by reference to Exhibit 10.22 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

31.1*	Rule 13a – 14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a – 14(a) Certification of Chief Financial Officer.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§ 1350

99.1	Computer Software Innovations, Inc. and VerticalBuyer, Inc. Unaudited Pro Forma Condensed Combined Financial Information, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144

*	Filed herewith.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Computer Software Innovations, Inc. and Subsidiary

Easley, South Carolina

We have audited the accompanying consolidated balance sheets of Computer Software Innovations, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Software Innovations, Inc. and Subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years then ended in conformity with United States generally accepted accounting principles.

As discussed in Note 13, the Company’s consolidated financial statements have been restated and reissued for certain reclassifications.

/s/ Elliott Davis, LLC

Greenville, South Carolina

October 21, 2005, except for the last paragraph of Note 6, as to which the date is December 28, 2005

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,656,477	$1,755,724
Accounts receivable	2,362,304	1,816,838
Prepaid expenses	8,007	—

Total current assets	6,026,788	3,572,562

PROPERTY AND EQUIPMENT, net	143,451	149,343

COMPUTER SOFTWARE COSTS, net	756,788	617,129

OTHER ASSETS	500	500

	$6,927,527	$4,339,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$773,825	$136,949
Deferred revenue	1,212,898	952,108
Deferred tax liability	212,630	174,397
Taxes payable	309,753	198,488

Total current liabilities	2,509,106	1,461,942

STOCKHOLDERS’ EQUITY
Common stock - $0.001 par value; 40,000,000 shares authorized; 2,631,786 shares issued and outstanding	2,632	2,632
Additional paid-in-capital	77,368	77,368
Retained earnings	4,070,451	2,548,911
Unearned stock compensation	267,970	248,681

	4,418,421	2,877,592

	$6,927,527	$4,339,534

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2004	2003
REVENUES
Software applications division	$4,676,578	$2,981,456
Technology solutions division	17,804,657	16,259,760

Net sales and service revenue	22,481,235	19,241,216
COST OF SALES
Software applications division:
Cost of sales, excluding depreciation, amortization and capitalization	1,732,997	1,290,922
Depreciation	19,917	24,501
Amortization of capitalized software costs	420,188	362,017
Capitalization of software costs	(559,847)	(459,257)

Total software applications division cost of sales	1,613,255	1,218,183

Technology solutions division:
Cost of sales, excluding depreciation	13,767,607	12,271,829
Depreciation	31,627	38,067

Total technology solutions division cost of sales	13,799,234	12,309,896

Total cost of sales	15,412,489	13,528,079

Gross profit	7,068,746	5,713,137
OPERATING EXPENSES
Salaries, wages and benefits	3,494,785	3,127,578
Travel and mobile costs	324,346	339,391
Depreciation	68,888	80,351
Other selling, general and administrative expenses	647,133	372,758

Total operating expenses	4,535,152	3,920,078

Operating income	2,533,594	1,793,059
OTHER INCOME (EXPENSE)
Interest income	21,342	9,475
Loss on disposal of property and equipment	(739)	(1,528)
Other	193	3,039

Net other income	20,796	10,986

Income before income taxes	2,554,390	1,804,045
INCOME TAX EXPENSE	1,032,850	712,100

Net income	$1,521,540	$1,091,945

BASIC EARNINGS PER SHARE	$0.58	$0.41

DILUTED EARNINGS PER SHARE	$0.58	$0.41

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic	2,631,786	2,631,786

WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted	2,640,646	2,640,313

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES ON STOCKHOLDERS’ EQUITY

	Common stock	Additional paid-in capital	Retained earnings	Unearned stock compensation	Total
Balances at December 31, 2002	$80,000	$—	$1,456,966	$229,392	$1,766,358
Retroactive restatement upon reverse acquisition:
Exchange and cancellation of CSI common stock	(80,000)	80,000	—	—	—

Addition of VerticalBuyer shares as a result of reverse acquisition accounting	454	(454)	—	—	—

Exchange and cancellation of VerticalBuyer stock held by CSI prior to merger	(349)	349	—	—	—

Issuance of VerticalBuyer common stock in exchange for CSI common stock and CSI’s pre-merger VerticalBuyer stock	2,527	(2,527)	—	—	—

Restated balances at December 31, 2002	2,632	77,368	1,456,966	229,392	1,766,358
Stock option compensation	—	—	—	19,289	19,289

Net income	—	—	1,091,945	—	1,091,945

Balances at December 31, 2003	2,632	77,368	2,548,911	248,681	2,877,592
Stock option compensation	—	—	—	19,289	19,289
Net income	—	—	1,521,540	—	1,521,540

Balances at December 31, 2004	$2,632	77,368	$4,070,451	$267,970	$4,418,421

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$1,521,540	$1,091,945
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	540,620	504,936
Stock option compensation	19,289	19,289
Deferred income taxes	38,233	35,112
Loss on disposal of fixed assets	739	1,528
Changes in deferred and accrued amounts
Decrease (increase) in accounts receivable	(545,466)	730,975
Decrease (increase) in inventories	—	31,845
Decrease (increase) in prepaid expenses	(8,007)	—
(Decrease) increase in accounts payable	636,876	(437,039)
Increase in deferred revenue	260,790	49,275
(Decrease) increase in taxes payable	111,265	(36,113)

Net cash provided by operating activities	2,575,879	1,991,753

INVESTING ACTIVITIES
Purchase of property and equipment	(115,279)	(107,128)
Capitalization of computer software	(559,847)	(459,257)

Net cash used for investing activities	(675,126)	(566,385)

Net increase in cash and cash equivalents	1,900,753	1,425,368

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,755,724	330,356

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,656,477	$1,755,724

SUPPLEMENTAL INFORMATION
Interest paid	$1,508	$861

Income taxes paid	$883,352	$713,101

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Description of business

Computer Software Innovations, Inc. and Subsidiary, (the “Company” or “CSI”), a South Carolina corporation, was incorporated on January 12, 1990. The Company is engaged in the business of development and sales of internally developed software, and sales and distribution of computers and accessories. The Company is also engaged in providing a wide range of technology consulting services, including network and systems integration, along with providing computer support and maintenance services. The Company currently markets its products and services to a wide variety of governmental and not-for-profit entities in the Southeastern United States. The majority of the Company’s business is with local governmental agencies.

Basis of presentation

The consolidated financial statements include CSI Technology Resources, Inc., a wholly owned subsidiary. Intercompany balances and transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The Company uses the accrual basis of accounting.

Disclosure regarding segments

The Company reports its operations under two operating segments: the software applications segment and the technology solutions segment.

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

The Company recognizes revenue in accordance with AICPA Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended and modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company recognizes license revenues when a non-cancelable license agreement has been signed, the product has been shipped or the access codes that allow for immediate possession of the software have been provided to the customer (collectively “delivered”), the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence (VSOE) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price, which does not change before the element is made generally available, is established by authorized management. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period after all other revenue recognition criteria under SOP 97-2 have been met. The Company’s standard agreements do not contain product return rights.

In accordance with Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company records revenues as net when the Company serves as an agent whereby the Company’s supplier pays a commission to the Company but acts as the primary obligor in a transaction and retains all the credit risk associated with such transaction. The Company records revenues as gross when the Company serves as a principal whereby the Company acts as the primary obligor in a transaction, has the latitude for establishing pricing, and retains all the credit risk associated with such transaction.

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

Advertising

Advertising costs are expensed as incurred. Such costs amounted to $54,669 and $66,804 in 2004 and 2003, respectively.

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

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares for the years ended December 31, 2004 and 2003 were 8,860 and 8,527, respectively.

Stock-based compensation

The Company has a stock based employee compensation plan as of December 31, 2004 which is described more fully in Note 7, “Stock Compensation Plan.” The Company accounts for this plan using the fair value method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation,” and related interpretations. Accordingly, the Company has recognized compensation cost for its fixed stock option plan as all options granted under the plan have an exercise price less than the estimated market price of the underlying common stock on the date of grant.

The Company utilizes the Black-Scholes model to estimate the fair value of options granted.

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable and accounts payable. The carrying values of these items approximate their fair values because of the short maturity of these instruments.

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

Depreciation expense charged to operations was $120,432 and $142,918 for the years ended December 31, 2004 and 2003, respectively.

NOTE 4 – COMPUTER SOFTWARE COSTS

	2004	2003
Capitalized computer software costs	$2,281,760	$1,721,913
Accumulated amortization	1,524,972	1,104,784

Computer software costs, net	$756,788	$617,129

Amortization expense charged to cost of sales for the software applications segment was $420,188 and $362,018 for the years ended December 31, 2004 and 2003, respectively.

NOTE 5 – DEFINED CONTRIBUTION PLAN

The Company maintains a Simple IRA savings plan for the benefit of its employees. Employees of the Company may participate in the plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. The Company’s contributions to the plan, as determined by management, are discretionary and are allocated among the participants based on the participants’ contributions. Management has the authority to establish a funding policy and to review such policy annually. Contributions to the Plan were $63,779 and $60,731 for the years ended December 31, 2004 and 2003, respectively.

NOTE 6 – COMMITMENTS

Operating leases

The Company leases certain facilities and equipment under various operating leases. At December 31, 2004, future minimum lease payments under non-cancelable leases are:

2005	$38,544
2006	2,060

Total	$40,604

Rent expense for the years ended December 31, 2004 and 2003 was $60,231 and $58,060, respectively.

Consulting arrangement

Computer Software Innovations, Inc., a Delaware corporation and successor to the Company (hereinafter referred to as “New CSI”) has entered into a consulting arrangement with Robert F. Steel and Kenneth A. Steel. Although a definitive agreement has yet to be executed, the general terms of the arrangement call for those individuals to advise New CSI on the development and implementation of strategic plans, to assist management in developing marketing and growth strategies, and to assist management in seeking out and analyzing potential acquisition opportunities. It is anticipated that Messrs. Steel would provide such services for a period of three years. In exchange for such services, it is anticipated that Messrs. Steel will receive shares of common stock equal to 3.5 percent in the aggregate of the outstanding common and preferred stock of New CSI following the consummation of the February 2005 merger (see Note 15).

United States Department of Justice Subpoena

On April 27, 2005, the United States Department of Justice served New CSI with a subpoena requesting New CSI’s production of documents relating to the federal E-Rate Program. The E-Rate Program is a government program that provides funding for telecommunications, internet access and internal connections for schools that have very high free and reduced lunch rate counts. No allegations concerning any impropriety by New CSI have been made. However, the collection of information from the many subpoenas issued to various E-Rate Program affiliates may eventually result in further inquiry or possible antitrust and/or related allegations. New CSI has produced all requested information and intends to comply with all further direction. New CSI does not anticipate any allegations as a result of these inquiries.

Integrated Tek Solutions Lawsuit

On April 4, 2005, Integrated Tek Solutions, Inc. filed a lawsuit against New CSI alleging breach of contract, fraud, negligent misrepresentation and promissory estoppel. The action arose out of a letter of intent pursuant to which a predecessor to the plaintiff conducted negotiations relating to a potential acquisition of the Company’s common stock. The defendants in the lawsuit included some of New CSI’s officers and directors. The complaint sought damages up to $60 million in the aggregate.

On December 28, 2005, the suit was settled by all parties involved. As part of the settlement, the plaintiff released all claims against all defendants in exchange for payment of $600,000. New CSI contributed $200,000 toward this payment with each of the five former officers of the Company contributing $20,000. The remaining $300,000 was paid by the other defendants in the suit. Although New CSI maintained the suit was without merit, New CSI believed the settlement was prudent in view of the cost of continuing litigation. None of the portion of the settlement payment made by New CSI was covered by any of New CSI’s insurance policies.

NOTE 7 – STOCK COMPENSATION PLAN

At December 31, 2004, the Company has a stock-based compensation plan which is described below. The compensation cost that has been charged to income for the plan totaled approximately $19,000 for each of the years ended December 31, 2004 and 2003.

The Company has one fixed stock option plan under which it may grant options to purchase common stock, with a maximum term of ten years, at the option price on the date of grant. Options for 9,000 shares have been granted to employees under the plan. Management determines at the time of grant whether options vest immediately or at the end of a three year vesting period.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003: dividend rate of zero percent for all years; risk-free interest rate of 4.8 percent; expected lives of ten years; and volatility of 0.35 percent.

A summary of the status of the plan at December 31, 2004 and 2003 and changes during the years ended on those dates is as follows:

	2004		2003
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	9,000	$15	9,000	$15
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of year	9,000	15	9,000	15

Exercisable at end of year	8,000		8,000

Weighted-average fair vale per option of options granted during the year	N/A		N/A

NOTE 8 – LINE OF CREDIT

The Company has available an uncollateralized bank line of credit of up to $500,000 expiring June 2, 2005, with interest at the bank’s prime rate (4.75 percent and 4.25 percent as of December 31, 2004 and 2003, respectively) payable quarterly. There were no borrowings outstanding under the line at December 31, 2004 and 2003.

NOTE 9 – INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2004 and 2003 is summarized as follows:

	2004	2003
Current payable:
Federal	$858,819	$574,145
State	135,798	102,843

Total current	994,617	676,988

Change in deferred income taxes:
Federal	38,233	35,112
State	—	—

Total deferred	38,233	35,112

Income tax expense	$1,032,850	$712,100

The gross amounts of deferred tax assets (liabilities) as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Depreciation	$15,978	$—
Unearned stock compensation	93,790	82,283

Gross deferred tax assets	109,768	82,283

Deferred tax liabilities:
Allowance for doubtful accounts	11,250	—
Computer software costs	295,148	240,680
Other	16,000	16,000

Gross deferred tax liability	322,398	256,680

Net deferred tax liability	$212,630	$174,397

Reconciliation between income tax expense and the amount computed by applying the federal statutory rate of 34 percent to income before income taxes for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Tax expenses at statutory rate	$868,493	$613,375
State income tax, net of federal income tax benefit	89,823	67,894
Change in net deferred tax liability	38,233	35,112
Permanent items and other	36,301	(4,281)

	$1,032,850	$712,100

NOTE 10 – SEGMENT INFORMATION

The Company reports its operations under two operating segments. The segments are managed separately because of the different products each one develops, supports, services and distributes. Through its software applications segment, the Company develops, sells, deploys and provides ongoing support of software applications. Through its technology solutions segment, the Company provides technology solutions through the sale and distribution of computers and accessories and offers a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

There are no significant transactions between reportable segments. The total of Segment net sales and service revenue from all segments is equal to Net sales as reported in our Consolidated Income Statements. Sales and Cost of sales are included in each segment’s income as reported in our Consolidated income statements. Operating expenses are allocated to segment income based on estimate of sales and administrative time spent on each segment. None of the income or loss items following Operating income in our Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by management. Accordingly, the total of Segment income from all segments is equal to Operating income as reported in our Consolidated Income Statements.

The total of Segment assets for all segments is equal to Total Assets as reported in our Consolidated Balance Sheets. The Company allocates shared assets related to liquidity (e.g. cash, accounts receivable and inventory) based on each segments percent of revenues to total consolidated revenues. Capitalized computer software costs are allocated to the software segment. Fixed assets, net, are allocated on the same basis as operating expenses (or by time spent on each segment as discussed above), since support equipment usage is generally tied to time utilized. All other assets are generally allocated on the same bases.

The following summarizes information about segment profit and loss for the years ended December 31, 2004 and 2003 and assets allocated to segments as of those dates.

	Software Applications	Technology Solutions	Total Company
Fiscal year ended December 31, 2004:
Net sales and service revenue	$4,676,578	$17,804,657	$22,481,235
Gross profit	3,063,323	4,005,423	7,068,746
Segment income	824,322	1,709,272	2,533,594
Segment assets	2,086,321	4,841,206	6,927,527

Fiscal year ended December 31, 2003:
Net sales and service revenue	$2,981,456	$16,259,760	$19,241,216
Gross profit	1,763,273	3,949,864	5,713,137
Segment income	(127,331)	1,920,390	1,793,059
Segment assets	1,247,123	3,092,411	4,339,534

	2004	2003
Software applications segment:
Net sales and service revenue	$4,676,578	$2,981,456
Segment income	1,739,412	694,023
Segment assets	2,086,321	1,247,123

Technology solutions segment:
Net sales and service revenue	17,804,657	16,259,760
Segment income	2,587,162	2,690,434
Segment assets	4,844,206	3,092,411

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company rents its offices in Easley, South Carolina from an officer/stockholder. The Company is required to maintain the premises in good repair, pay all taxes and assessments, furnish all utilities and carry adequate fire and liability insurance. Rent expense under this lease was $28,800 for each of the years ended December 31, 2004 and 2003, respectively.

NOTE 12 – CONCENTRATION OF CREDIT RISK

For the year ended December 31, 2004, approximately 25 percent of the Company’s sales were to two customers. At December 31, 2004, approximately 30 percent of the Company’s net accounts receivable were due from two customers. For the year ended December 31, 2003, approximately 32 percent of the Company’s sales were to two customers. At December 31, 2003, approximately 40 percent of the Company’s net accounts receivable were due from a single entity. Potential losses from concentrations of credit risk with respect to trade accounts receivable are considered to be limited due to the number of the customers comprising the customer base, including significant amounts to be paid through government funding, and the Company’s ongoing credit evaluations of its customers.

For the years ended December 31, 2004 and 2003, approximately 65 percent and 67 percent, respectively, of the Company’s purchases were from three vendors. At December 31, 2004, approximately 13 percent of the Company’s accounts payable were due to these three customers. There were no amounts due these three customers at December 31, 2003.

NOTE 13 - REISSUANCE OF FINANCIAL STATEMENTS

On February 11, 2005, the Company completed a recapitalization transaction (see Note 15) which resulted in new common shares outstanding of 2,631,786, after giving effect of cancellation of shares in the transaction and reissuance per the related merger agreement. As required by accounting guidance, authorized shares, issued and outstanding shares and per share amounts have been retroactively restated throughout these consolidated financial statements and the accompanying notes.

During 2005, the Company began reporting its operations under two operating segments and, consequently, adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. As a result, the consolidated statements of income for all periods presented have been restated and the disclosures in Note 10 have been added to conform to the provisions of SFAS No. 131 regarding segment presentation.

Certain expenses totaling $2,466,848 and $2,431,730 for the years ended December 31, 2004 and 2003, respectively, which management subsequently deemed more appropriately reported as cost of sales, have been reclassified from operating expenses.

NOTE 14 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 15 - SUBSEQUENT EVENT (UNAUDITED)

Change of Control. On January 31, 2005, the Company acquired ownership of approximately 77 percent of the common stock of VerticalBuyer, Inc. (“VerticalBuyer” or “VBYR”) which has been maintained as a corporate shell since it discontinued operations in September 2001.

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

Name Change. On February 10, 2005, VBYR changed its name from “VerticalBuyer, Inc” to “Computer Software Innovations, Inc.”, referred to herein as “New CSI”.

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

Warrants. Pursuant to the Preferred Stock Agreement, Barron was issued two warrants to purchase 7,217,736 shares of CSI’s common stock (the “Warrant Shares”). The respective exercise prices of the warrants are $1.3972 and $2.0958 per share, with each warrant exercisable for half of the total Warrant Shares. The terms and conditions of the warrants are identical except with respect to exercise price. Barron has agreed, generally, not to convert at any time its preferred stock into shares of the Company common stock or exercise its warrants to purchase shares of common stock if and to the extent that Barron’s beneficial ownership of New CSI common stock would exceed 4.9 percent.

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

The Barron note provides that New CSI will pay to Barron $1,875,200, with interest accruing at the prime rate plus two percent. The principal on the note must be paid in full on or before May 10, 2006. Any past due and unpaid amounts bear interest at the rate of 15 percent per annum until paid in full.

The aggregate principal sum borrowed under the notes payable to the five former shareholders of New CSI is $1,875,000, or $375,040 per individual. Other than the principal amount borrowed, the terms of the notes are substantially identical to the note payable to Barron.

On March 17, 2005, New CSI entered into a loan with a financial institution. Fees for the transaction were $275,000. The loan is a $3,000,000 revolving line of credit, collateralized by up to 80 percent of accounts receivable balances. The loan bears interest at libor rate plus .275, payable monthly and matures on March 17, 2006. Immediately upon entering into the loan agreement, the Company borrowed $1,500,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: January 13, 2006	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: January 13, 2006	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

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

EXHIBIT INDEX

Exhibit Number	Document
2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

3.1	Amended and Restated Certificate of Incorporation, and Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

3.2	Amended and Restated Bylaws of Computer Software Innovations, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 3.1 of this report, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.2	Computer Software Innovations, Inc. Common Stock Purchase Warrant A, issued to Barron Partners LP on February 11, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.3	Computer Software Innovations, Inc. Common Stock Purchase Warrant B, issued to Barron Partners LP on February 11, 2005, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.4	Escrow Agreement dated as of February 10, 2005, between the Company, Computer Software Innovations, Inc., Barron Partners LP and Leatherwood Walker Todd & Mann, P.C., incorporated by reference to Exhibit 10.4 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.5	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.6	Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.7	Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.8	Employment Agreement dated as of February 11, 2005, between the Company and Nancy K. Hedrick, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.9	Employment Agreement dated as of February 11, 2005, between the Company and Thomas P. Clinton, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.10	Employment Agreement dated as of February 11, 2005, between the Company and William J. Buchanan, incorporated by reference to Exhibit 10.10 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.11	Employment Agreement dated as of February 11, 2005, between the Company and Beverly N. Hawkins, incorporated by reference to Exhibit 10.11 of the Company’s Current Report on 8-K dated February 16, 2005, File No. 333-34144.

10.12	Lease Agreement between Griffin Properties and CSI-South Carolina dated October 9, 2004, incorporated by reference to Exhibit 10.12 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.13	Lease Agreement between Joe Black and CSI-South Carolina dated January 1, 2003, incorporated by reference to Exhibit 10.13 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.14	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated September 16, 2003, incorporated by reference to Exhibit 10.14 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.15	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated July 15, 2002, incorporated by reference to Exhibit 10.15 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.16	Form of CSI-South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000, incorporated by reference to Exhibit 10.16 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.17	Form of Non-qualified Stock Option Agreement between CSI-South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.18	Form of Option Repurchase Agreement between CSI-South Carolina and certain non-executive personnel effective February 7, 2005, incorporated by reference to Exhibit 10.18 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.19	SIMPLE IRA Plan, effective September 17, 1999, incorporated by reference to Exhibit 10.19 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.20	Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated March 11, 2005, incorporated by reference to Exhibit 10.20 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.21	H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. effective through May 31, 2005, incorporated by reference to Exhibit 10.21 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

10.22	Stock Purchase Agreement by and between Maximum Ventures, Inc., a New York corporation, Computer Software Innovations, Inc., a South Carolina corporation and Leatherwood Walker Todd & Mann, P.C. dated January 31, 2005, incorporated by reference to Exhibit 10.22 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144.

31.1*	Rule 13a – 14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a – 14(a) Certification of Chief Financial Officer.

32.1*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.§ 1350

99.1	Computer Software Innovations, Inc. and VerticalBuyer, Inc. Unaudited Pro Forma Condensed Combined Financial Information, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on 8-K dated March 28, 2005, File No. 333-34144

*	Filed herewith