Form 10QSB/A
period 2005-03-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2006-02-14
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 3)

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

Amendment No. 2

On November 11, 2005, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, determined that certain expenses for activities related to products and services sold totaling $882,572 and $620,634 for the three months periods ended March 31, 2005 and 2004, respectively, should be reclassified from operating expenses to cost of sales. Reclassifications for these items were made in this amendment.

Also in this amendment, due to further guidance, we reclassified the portion of the proceeds from the issuance of preferred stock and warrants that was allocated to the par value of preferred stock ($7,218) from permanent equity to temporary equity.

Amendment No. 3

On February 3, 2006, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued controls and procedures disclosure on Form 10-QSB/A for the quarter ended March 31, 2005 should be amended for the reasons set forth below.

The registration process (discussed in Amendment 1 above) has involved significant technical discussions with several accounting, regulatory and valuation experts. In our prior Forms 10-QSB/A, we disclosed a deficiency in internal control over financial reporting related to the need for additional qualified financial and accounting personnel. This deficiency was a result of our entering into the series of transactions that resulted in public reporting of operations without personnel with public reporting experience. In the process of discussions with regulatory experts, we determined to revise our internal control disclosure to note our controls were ineffective for the reasons previously disclosed and to include more specifics as to the nature of the deficiency and our plans and timeframe for curing the deficiency.

Also, in view of this amendment, we have taken the opportunity to make certain other conforming changes to the Financial Statements. In 2005, we began reporting our operations under two operating segments and, consequently, adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result, the disclosures in Note 10 have been expanded to conform to the provisions of SFAS No. 131 regarding segment presentation. Finally, as a result of our recapitalization transaction effectuated on February 11, 2005 (see Note 2 to the Financial

Statements) and discussions with regulatory experts, we have reclassified certain amounts from retained earnings to paid-in capital.

We have also updated the notes to the financial statements for two subsequent events. One is a consulting arrangement entered into by the registrant for which it is anticipated payment will be made in the form of issuance of registrant’s common stock in an amount equal to 3.5% of the outstanding common and preferred stock of the registrant immediately following the February 2005 merger. We are in the process of reaching a definitive agreement with respect to the consulting arrangement. The second subsequent event was the settlement of litigation relating to the merger. See Note 5 to the Financial Statements for more information on these subsequent events.

General

The adjustments reflected in this amendment do not affect income from operations or cash flows.

All amounts in this quarterly report on Form 10-QSB/A have been updated, as appropriate, to reflect these restatements. We did not update this quarterly report on Form 10-QSB/A for subsequent events occurring after the filing of our original quarterly report on Form 10-QSB on May 20, 2005, except as specifically noted above.

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004
REVENUES
Software applications segment	$986,749	$1,130,771
Technology solutions segment	3,105,555	2,381,307

Net sales and service revenue	4,092,304	3,512,078
COST OF SALES
Cost of sales excluding depreciation, amortization and capitalization	506,438	275,656
Depreciation	8,026	4,957
Amortization of capitalized software costs	133,623	104,694
Capitalization of software costs	(201,261)	(139,962)

Software applications segment	446,826	245,345

Cost of sales excluding depreciation	2,478,488	1,960,746
Depreciation	9,295	8,795

Technology solutions segment	2,487,783	1,969,541

Total cost of sales	2,934,609	2,214,886

Gross profit	1,157,695	1,297,192
OPERATING EXPENSES
Salaries and wages and benefits (excluding stock-based compensation)	602,391	693,474
Stock option compensation	631,174	—
Reverse acquisition transaction costs	759,283	—
Travel and mobile costs	62,226	101,424
Depreciation	12,679	16,601
Other selling, general and administrative expenses	140,231	108,522

Total operating expenses	2,207,984	920,021

Operating income (loss)	(1,050,289)	377,171
OTHER INCOME (EXPENSE)
Interest income	6,022	4,266
Interest expense	(37,445)	—
Gain on disposal of property and equipment	100	—
Unrealized loss on financial instrument	(3,084,921)	—

Net other income (expense)	(3,116,244)	4,266

Income (loss) before income taxes	(4,166,533)	381,437
INCOME TAX EXPENSE (BENEFIT)	(1,717,090)	120,568

Net income (loss)	$(2,449,443)	$260,869

BASIC EARNINGS (LOSS) PER SHARE	$(0.93)	$0.10

DILUTED EARNINGS (LOSS) PER SHARE	$(0.93)	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING – Basic	2,631,786	2,631,786

WEIGHTED AVERAGE SHARES OUTSTANDING – Diluted	2,631,786	2,640,396

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and equivalents	$1,123,576	$3,656,477
Accounts receivable	2,714,285	2,362,304
Prepaid expenses	48,334	8,007
Inventories	205,792	—
Taxes receivable	580,404	—
Deferred income taxes	1,233,968	—

Total current assets	5,906,359	6,026,788
PROPERTY AND EQUIPMENT, net	141,363	143,451
COMPUTER SOFTWARE COSTS, net	824,426	756,788
OTHER ASSETS	84,300	500

	$6,956,448	$6,927,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,246,474	$773,825
Deferred revenue	1,185,987	1,212,898
Deferred tax liability	320,432	212,630
Taxes payable	—	309,753
Bank line of credit	1,500,000	—
Financial instrument	8,119,953	—

Total current liabilities	12,372,846	2,509,106

SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS	2,250,400	—
PREFERRED STOCK - $0.001 par value; 15,000,000 shares authorized; 7,217,736 shares issued and outstanding	7,218	—
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value 40,000,000 shares authorized; 2,631,786 shares issued and outstanding	2,632	2,632
Additional paid-in capital	(337,656)	77,368
Retained earnings (deficit)	(7,338,992)	4,070,451
Unearned stock compensation	—	267,970

Total shareholders’ equity (deficit)	(7,674,016)	4,418,421

	$6,956,448	$6,927,527

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Stock Compensation	Total
Balances at December 31, 2004	$2,632	$77,368	$4,070,451	$267,970	$4,418,421
Purchase of VerticalBuyer shell	—	(415,024)	—	—	(415,024)
Stock option compensation	—	—	—	631,174	631,174
Redemption of stock options	—	—	—	(899,144)	(899,144)
Dividends paid	—	—	(3,460,000)	—	(3,460,000)
Purchase of stock from shareholders upon Merger	—	—	(5,500,000)	—	(5,500,000)
Net loss for three months ended March 31, 2005	—	—	(2,449,443)	—	(2,449,443)

Balances at March 31, 2005	$2,632	$(337,656)	$(7,338,992)	$—	$(7,674,016)

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

The 11,559,922 potential common shares are not used in the calculation of diluted earnings per share for the period ended March 31, 2005 as the effect would be anti-dilutive. As a result of the merger, prior period per share amounts have been restated to reflect the stock split issuances and cancellation of common stock. Accordingly, the common shares outstanding for the quarterly period ended March 31, 2004 are 2,631,786. The number of shares used in the diluted earnings per share calculation for the quarterly period ended March 31, 2004 is 2,640,396 and includes the dilutive effect of options outstanding at that time. The dilutive effect of the preferred stock and warrants issued in connection with the issuance of preferred stock after the reverse merger has not been included in the diluted earnings per share calculation for the quarterly and six months periods of the prior year as these were not outstanding at the time.

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

The significant merger related activity in the order it occurred is as follows:

Purchase of VerticalBuyer shell company	$(415,024)
CSI – South Carolina redemption of options for common stock	(899,144)
Initial cash payment of portion of CSI - South Carolina $3,460,000 dividends declared to shareholders	(960,000)
Proceeds from sale of preferred stock and warrants in merger	5,042,250
Proceeds from issuance of subordinated note to Barron	1,875,200
Payment of remaining outstanding dividends declared, from preferred stock and warrant proceeds	(2,500,000)
Payment on one of the two sets of subordinated notes ($3,624,800) and ($1,875,200) issued to shareholders in connection with merger	(3,624,800)
Payment of debt issuance costs for $3,000,000 revolving credit facility	(83,800)
Initial borrowings under revolving credit facility	1,500,000
Payment on second set of shareholder and Barron’s notes, from loan proceeds	(1,500,000)

Net effect of merger transactions on cash, and cash used for financing activities	$(1,565,318)

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

Redemption of Options. Prior to the merger, CSI – South Carolina, for $899,144, redeemed options to purchase 797,403 shares, as allowed for under a stock option plan which had provided to certain non-executive employees options to purchase 1,065,746 shares of common stock. The 797,403 shares represented 73.34% of the 1,006,538 options then outstanding. Pursuant to the plan, the option holders retained the remaining portion of their options.

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

The following tables summarize the warrants and Additional paid-in capital for the period:

(a) Warrants

The following summarizes the warrant activity for the affected periods:

Detail	Black-Scholes Valuation ($)	Number of Warrants	Exercise Price	Expiration
Balance December 31, 2004		—
Barron Warrant Group 1	$4,511,085	3,608,868	$1.3972	February 11, 2010
Barron Warrant Group 2	3,608,868	3,608,868	$2.0958	February 11, 2010

Balance March 31, 2005	$8,119,953	7,217,736

(b) Additional paid-in-capital

Included in additional paid-in-capital are the following items:

Detail
Additional paid-in capital related to common stock	$77,368
Purchase of VerticalBuyer shell	(415,024)
Warrants(1)	—

Balance March 31, 2005	$(337,656)

(1)	Recorded in the Company’s Balance Sheet as a liability under the line item “Financial instrument” due to a cash liquidated damages penalty in a Registration Rights Agreement entered into in connection with the issuance of the warrants, until such time as the registration of the shares becomes effective, or the Registration Rights Agreement is appropriately amended as discussed previously and in Note 6 “Financial Instrument” below.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

(a) Integrated Tek Solutions Lawsuit

On April 4, 2005, Integrated Tek Solutions, Inc. filed a lawsuit against the Company alleging breach of contract, fraud, negligent misrepresentation and promissory estoppel. The action arose out of a letter of intent pursuant to which a predecessor to the plaintiff conducted negotiations relating to a potential acquisition of CSI – South Carolina’s common stock. The defendants in the lawsuit included some of the Company’s officers and directors. The complaint sought damages up to $60 million in the aggregate.

On December 28, 2005, the suit was settled by all parties involved. As part of the settlement, the plaintiff released all claims against all defendants in exchange for payment of $600,000. The Company contributed $200,000 toward this payment with each of the five individual current and former officers of the Company contributing $20,000. The remaining $300,000 was paid by the other defendants in the suit. Although the Company maintained the suit was without merit, the Company believed the settlement was prudent in view of the cost of continuing litigation. None of the portion of the settlement payment made by the Company was covered by any of the Company’s insurance policies.

At March 31, 2005, the lawsuit had not been filed. Accordingly, no costs related to the litigation were accrued as of March 31, 2005.

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

(c) Non-employee Director Compensation

At this time, non-employee directors do not receive any cash compensation for serving on the Company’s board of directors. However, it is the Company’s intention to compensate the non-employee directors with awards of restricted common stock under its 2005 Incentive Compensation Plan. The awards have not yet been made, pending confirmation of final terms. However, it is anticipated that such awards would aggregate approximately 196,992 shares.

(d) Consulting Arrangement

The Company has entered into a consulting arrangement with Robert F. Steel and Kenneth A. Steel of Lamont, Illinois, for Messrs. Steel to advise the Company on the development and implementation of strategic business plans, to assist management in developing marketing and growth strategies, and to assist management in seeking out and analyzing potential acquisition opportunities. Although the parties have not yet reached or executed a definitive agreement, the general terms of the arrangement call for a term of three years. In exchange for such services, we anticipate compensating Messrs Steel in the form of shares of common stock, equal to approximately 3.5% in the aggregate of the outstanding common and preferred stock of the Company following the consummation of the February 2005 merger.

NOTE 6 – FINANCIAL INSTRUMENT

In February of 2005, the Company issued 7,217,736 warrants to Barron Partners LP as part of a preferred stock financing. The warrants have a term of five years. The Company used a Black-Scholes fair-value option-pricing model to value these stock warrants. Assumptions used in calculation of the Black-Scholes model as of March 31, 2005 were an average expected life of the warrants in years of 1.0, an expected volatility of 75%, a risk-free interest rate (zero coupon U.S. Treasury Note) of 3.301%, and a dividend rate of zero percent. The average expected life was based on discussions with the warrant holder as to the potential timing of an exercise. Because the company does not have significant float, we used a 75% volatility factor based on its review of historical changes in the common stock prices of public companies which are peers or of similar size, and the discount was obtained from web postings by the U.S. Treasury. A dividend rate of zero percent was used as the company has no plans to pay dividends for the foreseeable future. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the value of these warrants has been recorded as a liability under the heading “Financial Instrument” in the current liabilities section of the consolidated balance sheet until the Company has obtained an effective registration statement. Upon the effectiveness of the registration statement, the value of the shares may be recorded as additional paid-in capital. In light of the required accounting treatment under EITF 00-19, the entire portion of the proceeds of the preferred stock financing, except for the par value of the preferred stock, were allocated to warrants and recorded as a liability. The Company is also required to value the fair market price of the financial instrument as of the end of each reporting period. The Company believes the amount recorded for the financial instrument as of March 31, 2005 approximates fair value. The changes in market value (subsequent to the initial recording of the liability based on the allocation of proceeds) have been recorded as adjustments in the line “Unrealized loss on financial instrument” in the Statement of Operations for the period ended March 31, 2005.

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

There are no significant transactions between reportable segments. The total of Segment net sales and service revenue from all segments is equal to Net sales as reported in our Consolidated Income Statements. Sales and Cost of sales are included in each segment’s income as reported in our Consolidated income statements. Accordingly, the total of the segments’ Gross profit is equal to Gross profit in our Consolidated Income Statements. Operating expenses are allocated to segment income based on estimate of sales and administrative time spent on each segment. None of the income or loss items following Operating income in our Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by management. Certain non-recurring items (those items occurring for reasons which have not occurred in the prior 2 years and are not likely to reoccur in 2 years), stock-based compensation costs and compliance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. Accordingly, the total of Segment income from all segments, less non-recurring, stock-based compensation and compliance items, if any, is equal to Operating income as reported in our Consolidated Income Statements.

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

	Software Applications	Technology Solutions	Total Company
Three months ended March 31, 2005:
Net sales and service revenue	$986,749	$3,105,555	$4,092,304
Gross profit	539.923	617,772	1,157,695
Segment income	197,489	190,445	(	*)
Segment assets	2,813,220	4,143,228	6,956,448
Three months ended March 31, 2004:
Net sales and service revenue	$1,130,771	$2,381,307	$3,512,078
Gross profit	885.426	411,766	1,297,192
Segment income	455,848	(78,677)	(	*)
Segment assets	2,022,323	2,790,101	4,812,424

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per Statement of Operations (GAAP measure):

	Three Months Ended
	March 31, 2005	March 31, 2004
Segment income (loss):
Software applications segment	$197,489	$455,848
Technology solutions segment	190,445	(78,677)

TOTAL SEGMENT INCOME (LOSS)	387,934	377,171
Less: Merger and compliance related costs
Stock option compensation from stock option redemption in connection with the merger	(631,174)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	(47,766)
Reverse acquisition costs	(759,283)
OPERATING INCOME (LOSS) Per Statement of Operations	$(1,050,289)	$377,171

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Acquisitions

A significant reason for the merger in February 2005 was to allow for access to public capital markets as a source for funding to provide for our ability to grow through acquisitions. In addition, the merger facilitated the sale of warrants, which are a significant potential source of capital (subject to cashless exercise provisions). Our competitive markets are occupied by a number of competitors, many substantially larger than we, and with significantly greater geographic reach. We believe that to remain competitive we must take advantage of acquisition opportunities that arise that may help us achieve greater geographic presence and economies of scale, and whenever appropriate, expand our technological capabilities.

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

The following tables summarize the segment information discussed above to the consolidated amounts reported and previously discussed. The table also presents the segment assets information. Increases in segment assets came primarily from an increase in deferred tax assets in connection with the recording of the financial instrument related to the issuance of the warrants in connection with the reverse merger (approximately $1.2 million), and taxes receivable as a result of the loss recorded from the impact of legal and stock redemption related expenses related to the reverse merger. In the prior year the company had a current tax payable of approximately $100,000 versus a current tax receivable of $500,000 in the current year. For a discussion of the accounting for the warrants see Critical Accounting Policies and Estimates - Significant Accounting Issue and Subsequent Event Affecting Basis of Presentation above.

The following tables reconcile information about segment profit and loss for the three month periods ended March 31, 2005 and 2004 and assets allocated to segments as of March 31, 2005 and 2004.

	Software Applications	Technology Solutions	Total Company
Three months ended March 31, 2005:
Net sales and service revenue	$986,749	$3,105,555	$4,092,304
Gross profit	539.923	617,772	1,157,695
Segment income	197,489	190,445	(	*)
Segment assets	2,813,220	4,143,228	6,956,448
Three months ended March 31, 2004:
Net sales and service revenue	$1,130,771	$2,381,307	$3,512,078
Gross profit	885.426	411,766	1,297,192
Segment income	455,848	(78,677)	(	*)
Segment assets	2,022,323	2,790,101	4,812,424

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

Certain non-recurring items (those items occurring for reasons which have not occurred in the prior 2 years and are not likely to reoccur in 2 years) and compliance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. The following reconciliation presents separately those costs related to the merger and compliance costs, which have not been included in the analysis of segment income. Detailed discussions related to the merger costs have been previously discussed under “Summary of Merger Transactions.” In addition, due to the public reporting requirements, we have incurred significant compliance-related professional and legal costs. These costs were not incurred in the prior years because CSI-South Carolina was not a reporting company at that time.

	Three Months Ended
	March 31, 2005	March 31, 2004
Segment income (loss):
Software applications segment	$197,489	$455,848
Technology solutions segment	190,445	(78,677)

TOTAL SEGMENT INCOME (LOSS)	387,934	377,171
Less: Merger and compliance related costs
Stock option compensation from stock option redemption in connection with the merger	(631,174)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	(47,766)
Reverse acquisition costs	(759,283)
OPERATING INCOME (LOSS) Per Statement of Operations	$(1,050,289)	$377,171

Interest and other income and expenses

Interest expense increased $37,445 in the first quarter of 2005 compared to the first quarter of 2004 due to the addition of borrowing in connection with the reverse acquisition. As of March 31, 2005, we had outstanding draws of $1,500,000 under our bank credit facility bearing interest at 5.61% (Libor plus 0.275%). We also had outstanding subordinated notes payable to Barron and the five former CSI-South Carolina shareholders totaling $2,250,400 and bearing interest at 7.5% (the Prime Rate as reported by Bank of America plus 2%). The Company had no funded debt at March 31, 2004.

Unrealized loss on warrants increased $3,084,921, due to an increase in the market value of the warrants based on the Black-Scholes valuation method. For a discussion of the accounting for the warrants see Critical Accounting Policies and Estimates - Significant Accounting Issue and Subsequent Event Affecting Basis of Presentation above. No loss on warrants was recorded in 2004 as no warrants were outstanding at that time.

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

The significant merger related activity in the order it occurred is as follows:

Purchase of VerticalBuyer shell company	$(415,024	)(1)
CSI – South Carolina redemption of options for common stock	(899,144)
Initial cash payment of portion of CSI - South Carolina $3,460,000 dividends declared to shareholders	(960,000)
Proceeds from sale of preferred stock and warrants in merger	5,042,250
Proceeds from issuance of subordinated note to Barron	1,875,200
Payment of remaining outstanding dividends declared, from preferred stock and warrant proceeds	(2,500,000)
Payment on one of the two sets of subordinated notes ($3,624,800) and ($1,875,200) issued to shareholders in connection with merger	(3,624,800)
Payment of debt issuance costs for $3,000,000 revolving credit facility	(83,800)
Initial borrowings under revolving credit facility	1,500,000
Payment on second set of shareholder and Barron’s notes from loan proceeds	(1,500,000)

Net effect of merger transactions on cash, and cash used for financing activities	$(1,565,318)

(1)	Consists of $450,000 aggregate agreed-upon purchase price (including approximately $5,000 used to satisfy outstanding liabilities of VerticalBuyer) and an additional $20,000 paid to Maximum Ventures to offset its legal and accounting expenses, net of the $50,000 contribution by Barron and a $5,000 allowance to help defray our legal and professional expenses.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were ineffective due to a significant deficiency in our internal controls over the application of existing accounting principles to new public reporting disclosures and particularly related to the application of GAAP to new transactions. The significant deficiency in our controls related to financial reporting was determined to exist on August 16, 2005, at which time the Chief Financial Officer in consultation with the Chief Executive Officer and the audit committee of the board of directors determined the Company still lacked sufficient internal resources to insure compliance with new emerging issues, or to fully review its compliance in all areas of financial disclosure on a timely basis, following its inception of reporting as a public company and hiring of its first Chief Financial Officer with SEC reporting experience. Accordingly, it was also determined until such time as we had sufficient resources, we would be unable to declare our disclosure controls with regard to new public reporting disclosures effective.

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

We are working with the chief financial officer to enlist the resources necessary to assist in the handling of complex non-routine accounting issues and to meet public disclosure requirements in a timely fashion. Following consultation with the Company’s audit committee and board of directors, the chief financial officer has received authority to engage outside accounting experts to support management in their review, interpretation, and implementation of significant changes in accounting and regulatory reporting requirements. The purpose is to provide additional technical resources (other than our independent auditors) to whom we may direct complex accounting issues for review, particularly in situations where the accounting treatment is unclear or extremely complex. While continuous improvements will be made in 2005 and beyond, based on our CFO’s experience and with an increase in staff, we expect we will receive additional suggestions for improvement in controls during the process of implementing the Sarbanes-Oxley Act, will be implementing recommendations throughout the process and are unsure we will be able to entirely eliminate any possibility of a significant deficiency until we have completed this process. Even so, due to the increasing number and complexity of pronouncements, emerging issues and releases, we expect there will always be some risk related to financial disclosures, albeit mitigated following implementation of the Sarbanes-Oxley Act requirements, which we anticipate will be completed in 2007.

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

Specifically, in Amendment No. 1 to this report, we revised the carrying value of the stock warrants as of March 31, 2005. We recorded an unrealized loss of $3,084,921 on the warrants in other income (expense) to adjust the value of the warrants to their estimated fair value at March 31, 2005. The estimated fair value of the warrants was revised after consultation with a valuation expert, and through the use of the Black-Scholes model. This resulted in a reduction in net income and retained earnings. The reduction in retained earnings was primarily offset by increases in our warrant related liability. The adjustments reflected in Amendment No. 1 did not affect income from operations or cash flows.

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

February 2006 Restatement of Financial Statements

On February 3, 2006, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued controls and procedures disclosure on Form 10-QSB/A for the quarter ended March 31, 2005 should be amended for the reasons set forth below.

The registration process has involved significant technical discussions with several accounting, regulatory and valuation experts. In our prior Form 10-QSB/A we disclosed a deficiency in internal control over financial reporting related to the need for additional qualified financial and accounting personnel. This deficiency was a result of our entering into the series of transaction that resulted in public reporting of operations without personnel with public reporting experience. In the process of discussions with regulatory experts, we determined to revise our internal control disclosure to note our controls were ineffective for the reasons previously disclosed and to include more specifics as to the nature of the deficiency and our plans and timeframe for curing the deficiency.

Also, in view of this amendment, we have taken the opportunity to make certain other conforming changes to the Financial Statements. In 2005, we began reporting our operations under two operating segments and, consequently, adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result, the disclosures in Note 10 have been expanded to conform to the provisions of SFAS No. 131 regarding segment presentation. Finally, as a result of our recapitalization transaction effectuated on February 11, 2005 (see Note 2 to the Financial Statements) and discussions with regulatory experts we have reclassified certain amounts from retained earnings to paid-in capital.

We have also updated the notes to the financial statements for two subsequent events. One is a consulting arrangement entered into by the registrant for which it is anticipated payment will be made in the form of issuance of registrant’s common stock in an amount equal to 3.5% of the outstanding common and preferred stock of the registrant immediately following the February 2005 merger. We are in the process of reaching a definitive agreement with respect to the consulting arrangement. The second subsequent event was the settlement of litigation relating to the merger. See Note 5 to the Financial Statements for more information on these subsequent events.

General

The adjustments reflected in the restated financial statements do not affect net income or cash flows.

As a result of the need to restate our financial statements for the quarter ended March 31, 2005, we have again amended our Form 10-QSB for that period. Furthermore, we have restated our assessment of the effectiveness of our controls and procedures for the first quarter.

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

Subsequent to the filing of our Form 10-QSB for the first quarter, we received an Amended Complaint on June 3, 2005, which added several new defendants. Some of our officers and directors were named as individual defendants in the suit. These included Nancy K. Hedrick, CEO and Director; Joe G. Black, former CFO; Thomas P. Clinton, Vice President of Sales and Director; Beverly N. Hawkins, Secretary and Vice President of Support Services; and William J. Buchanan, Treasurer and Vice President of Engineering. Ms. Hedrick and Ms. Hawkins and Messrs. Black, Clinton and Buchanan were also officers, directors and the shareholders of CSI—South Carolina. Other defendants in the suit were Alan Marrullier, The Geneva Companies, Inc., Capital Access Group LLC, Barron Partners LP, Liberty Capital LLC, Andrew Worden, Philip Seifert, Ned Gelband and Lee Haskin, against whom allegations of tortious interference with contractual relations, aiding and abetting a fraud, and breach of contract were asserted. The Amended Complaint sought damages up to $60 million in total.

Several of our officers and directors were named as individual defendants in the lawsuit. Accordingly, the potential existed for conflicts of interest between those officers and directors and the Company. In order to avoid potential conflicts of interest that may arise, the board of directors felt that it was in our best interest to create a special litigation committee comprised of outside directors who were not named in the lawsuit, namely Anthony H. Sobel, Thomas V. Butta and Shaya Phillips. The special litigation committee, formed on July 8, 2005, was delegated the authority to manage the litigation. Furthermore, the special litigation committee retained independent counsel to represent it with respect to the Integrated Tek Solutions, Inc. matter.

On August 15, 2005, we filed and served responsive pleadings consisting of a Verified Answer, Defendants’ First Request for Production and Deposition Subpoenas. Other parties had pending motions.

In connection with August 15, 2002 and February 6, 2003 agreements between CSI – South Carolina and The Geneva Companies, Inc., we undertook the defense of The Geneva Companies, Inc. and Alan Marullier in the New York litigation effective October 28, 2005. The defense involved additional expense to us, although such expense was not significant. Our special litigation committee monitored this relationship in order to take appropriate action if a conflict developed.

As explained above, we undertook the defense of our officers and directors individually named in the lawsuit. We also advanced expenses to them. In accordance with Delaware law, those officers and directors executed an Undertaking and Affirmation pursuant to which the officers and directors agreed to repay any expenses advanced or indemnification paid with respect to the lawsuit if it is ultimately determined that the advancement of expenses or indemnification was improper under Delaware law.

On December 28, 2005, the suit was settled by all parties involved. As part of the settlement, the plaintiff released all claims against all defendants in exchange for payment of $600,000. The Company contributed $200,000 toward this payment with each of the five individual current and former officers of the Company contributing $20,000 each. The remaining $300,000 was paid by the other defendants in the suit. Although the Company maintained the suit was without merit, the Company believed the settlement to be prudent in view of the cost of continuing litigation. None of the portion of the settlement payment made by the Company was covered by any of the Company’s insurance policies.

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

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: February 14, 2006	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: February 14, 2006	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

99.1	Waiver letter agreement between the Company and RBC Centura Bank dated May 19, 2005 (previously filed in the Computer Software Innovations, Inc. Form 10-QSB filed on May 20, 2005).