Form 10QSB/A
period 2005-06-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2006-02-14
CIK 1109879

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

Amendment No. 1

On November 11, 2005, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued financial statements contained in our quarterly report on Form 10-QSB for the quarter ended June 30, 2005 should not be relied upon. Specifically, they determined that certain expenses for activities related to products and services sold, totaling $897,046 and $742,572 for the three month periods ended June 30, 2005 and 2004, and $1,779,618 and $1,363,206 for the six month periods ended June 30, 2005 and 2004, should be reclassified from operating expenses to cost of sales. Reclassifications for these items were made and we restated these financial statements to make the necessary accounting corrections.

Also in this amendment, due to further guidance, we reclassified the portion of the proceeds from the issuance of preferred stock and warrants that was allocated to the par value of preferred stock ($7,218) from permanent equity to temporary equity.

Amendment No. 2

On February 3, 2006, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued controls and procedures disclosure on Form 10-QSB/A for the quarter ended June 30, 2005 should be amended for the reasons set forth below.

The registration process relating to the registration of the resale of shares of common stock by one of our stockholders, Barron Partners LP, has involved significant technical discussions with several accounting, regulatory and valuation experts. In our prior Form 10-QSB/A we disclosed a deficiency in internal control over financial reporting related to the need for additional qualified financial and accounting personnel. This deficiency was a result of our entering into the series of transactions that resulted in the subsequent public reporting of significant operations without personal with public reporting experience. In the process of discussions with regulatory experts, we determined to revise our internal control disclosure to note our controls were ineffective for the reasons previously disclosed and include more specifics as to the nature of the deficiency and our plans and timeframe for curing the deficiency.

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

All amounts in this quarterly report on Form 10-QSB/A have been updated, as appropriate, to reflect these restatements. We did not update this quarterly report on Form 10-QSB/A for subsequent events occurring after the filing of our original quarterly report on Form 10-QSB on August 22, 2005, except as specifically noted above.

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
REVENUES
Software applications segment	$1,142,039	$1,104,191	$2,128,788	$2,234,962
Technology solutions segment	6,156,389	6,823,080	9,261,944	9,204,387

Net sales and service revenue	7,298,428	7,927,271	11,390,732	11,439,349
COST OF SALES
Cost of sales excluding depreciation, amortization and capitalization	499,477	424,425	1,005,915	700,081
Depreciation	6,689	4,692	14,715	9,649
Amortization of capitalized software costs	121,049	105,400	254,672	210,094
Capitalization of software costs	(125,813)	(139,962)	(327,074)	(279,924)

Software applications segment	501,402	394,555	948,228	639,900

Cost of sales excluding depreciation	4,250,616	5,359,100	6,729,104	7,319,846
Depreciation	8,539	8,104	17,834	16,899

Technology solutions segment	4,259,155	5,367,204	6,746,938	7,336,745

Total cost of sales	4,760,557	5,761,759	7,695,166	7,976,645

Gross profit	2,537,871	2,165,512	3,695,566	3,462,704

OPERATING EXPENSES
Salaries and wages and benefits (excluding stock-based compensation)	773,474	859,791	1,375,865	1,553,265
Stock option compensation	—	—	631,174	—
Reverse acquisition transaction costs	—	—	759,283	—
Professional and legal compliance costs	220,303	—	220,303	—
Travel and mobile costs	90,168	53,595	152,394	155,019
Depreciation	14,772	16,851	27,451	33,452
Other selling, general and administrative expenses	183,337	146,206	323,568	254,728

Total operating expenses	1,282,054	1,076,443	3,490,038	1,996,464

Operating income	1,255,817	1,089,069	205,528	1,466,240

OTHER INCOME (EXPENSE)
Interest income	—	2,569	6,023	6,835
Interest expense	(77,199)	—	(114,644)	—
Gain on disposal of property and equipment	—	—	100	—
Unrealized loss on financial instrument	(108,266)	—	(3,193,188)	—

Net other income (expense)	(185,465)	2,569	(3,301,709)	6,835

Income (loss) before income taxes	1,070,352	1,091,638	(3,096,181)	1,473,075
INCOME TAX EXPENSE (BENEFIT)	481,762	496,849	(1,235,328)	617,417

NET INCOME (LOSS)	588,590	594,789	(1,860,853)	855,658

BASIC EARNINGS (LOSS) PER SHARE	$0.22	$0.23	$(0.71)	$0.33

DILUTED EARNINGS (LOSS) PER SHARE	$0.05	$0.23	$(0.71)	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	2,631,786	2,631,786	2,631,786	2,631,786

– Diluted	12,474,658	2,640,438	2,631,786	2,640,480

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS

CURRENT ASSETS
Cash and equivalents	$—	$3,656,477
Accounts receivable	5,827,697	2,362,304
Prepaid expenses	119,850	8,007
Inventories	168,729	—
Taxes receivable	15,301	—
Deferred Income Taxes	1,277,275	—

Total current assets	7,408,852	6,026,788

PROPERTY AND EQUIPMENT, net	176,829	143,451

COMPUTER SOFTWARE COSTS, net	829,190	756,788

OTHER ASSETS	500	500

	$8,415,371	$6,927,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,584,717	$773,825
Deferred revenue	2,098,845	1,212,898
Deferred tax liability	280,397	212,630
Taxes payable	—	309,753
Bank line of credit	1,051,000	—
Subordinated notes payable to shareholders	2,250,400	—
Financial instrument	8,228,220	—

Total current liabilities	15,493,579	2,509,106

PREFERRED STOCK- $0.001 par value; 15,000,000 shares authorized; 7,217,736 shares issued and outstanding	7,218	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value 40,000,000 shares authorized; 2,631,786 shares issued and outstanding	2,632	2,632
Additional paid-in capital	(337,656)	77,368
Retained earnings (deficit)	(6,750,402)	4,070,451
Unearned stock compensation	—	267,970

Total shareholders’ equity (deficit)	(7,085,426)	4,418,421

	$8,415,371	$6,927,527

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Stock Compensation	Total
Balances at December 31, 2004	$2,632	$77,368	$4,070,451	$267,970	$4,418,421
Purchase of VerticalBuyer shell	—	(415,024)	—	—	(415,024)
Stock option compensation	—	—	—	631,174	631,174
Redemption of stock options	—	—	—	(899,144)	(899,144)
Dividends paid	—	—	(3,460,000)	—	(3,460,000)
Purchase of stock from shareholders upon Merger	—	—	(5,500,000)	—	(5,500,000)
Net loss for six months ended June 30, 2005	—	—	(1,860,853)	—	(1,860,853)

Balances at June 30, 2005	$2,632	$(337,656)	$(6,750,402)	$—	$(7,085,426)

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

The 9,747,560 potential common shares are not used in the calculation of diluted loss per share for the six months period ended June 30, 2005 as the effect would be anti-dilutive. As a result of the merger, prior period per share amounts have been restated to reflect the stock split issuances and cancellation of common stock. Accordingly, the common shares outstanding for the quarterly and six month periods ended June 30, 2004 are 2,631,786. The number of shares used in the diluted earnings per share calculation for the quarterly and six month periods ended June 30, 2004 are 2,640,438 and 2,640,480, respectively, and include the dilutive effect of options outstanding at that time. The dilutive effect of the preferred stock and warrants issued in connection with the issuance of preferred stock after the reverse merger has not been included in the diluted earnings per share calculation for the quarterly and six months periods of the prior year as these were not outstanding at that time.

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

The following tables summarize the stock-based compensation, warrants and Additional paid-in capital for the period:

(a) Stock options

No options were issued or exercised during the three or six month periods ended June 30, 2005 or 2004. As of June 30, 2005 and 2004, the Company had the following stock options outstanding:

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268,343	$0.12	November 1, 2012

(b) Warrants

The following summarizes the warrant activity for the affected periods:

Detail	Black-Scholes Valuation ($)	Number of Warrants	Exercise Price	Expiration
Balance December 31, 2004		—
Barron Warrant Group 1	$4,619,352	3,608,868	$1.3972	February 11, 2010
Barron Warrant Group 2	3,608,868	3,608,868	$2.0958	February 11, 2010

Balance June 30, 2005	$8,228,220	7,217,736

(c) Additional paid-in-capital

Included in additional paid-in-capital are the following items:

Detail
Additional paid-in capital related to common stock	$77,368
Purchase of VerticalBuyer shell	(415,024)
Warrants(1)	—

Balance June 30, 2005	$(337,656)

(1)	Recorded in the Company’s Balance Sheet as a liability under the line item “financial instrument” due to a cash liquidated damages penalty in a Registration Rights Agreement entered into in connection with the issuance of the warrants, until such time as the registration of the shares becomes effective, or the registration rights agreement is appropriately amended as discussed previously and in Note 6 “Financial Instrument” below.

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

At June 30, 2005, the Company believed that the plaintiff’s claims were without merit, and intended to vigorously defend the action. While the Company subsequently settled, at June 30, 2005 it was not reasonably possible for us to estimate a range of liability related to the outcome of the litigation. Accordingly, no costs related to the litigation were accrued as of June 30, 2005.

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

The Company has entered into a consulting arrangement with Robert F. Steel and Kenneth A. Steel of Lamont, Illinois, for Messrs. Steel to advise the Company on the development and implementation of strategic business plans, to assist management in developing marketing and growth strategies, and to assist management in seeking out and analyzing potential acquisition opportunities. Although the parties have not yet reached or executed a definitive agreement, the general terms of the arrangement call for a term of three years. In exchange for such services, we anticipate compensating Messrs Steel in the form of shares of common stock, equal to approximately 3.5% in the aggregate of the outstanding common and preferred stock of the Company following the consummation of the February 2005 merger. The Company continues to negotiate a definitive agreement with respect to the consulting arrangement.

NOTE 6 – FINANCIAL INSTRUMENT

In February of 2005, the Company issued 7,217,736 warrants to Barron Partners LP as part of a preferred stock financing. The warrants have a term of five years. The Company used a Black-Scholes fair-value option-pricing model to value these stock warrants. Assumptions used in calculation of the Black-Scholes model as of June 30, 2005 were an average expected life of the warrants in years of 0.75, an expected volatility of 75%, a risk-free interest rate (zero coupon U.S. Treasury Note) of 3.29%, and a dividend rate of zero percent. The average expected life was based on discussions with the warrant holder as to the potential timing of an exercise. Because the company does not have significant float, we used a 75% volatility factor based on its review of historical changes in the common stock prices of public companies which are peers or of similar size, and the discount was obtained from web postings by the U.S. Treasury. A dividend rate of zero percent was used as the company has no plans to pay dividends for the foreseeable future. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the value of these warrants has been recorded as a liability in the current liabilities section of the consolidated balance sheet until the Company has obtained an effective registration statement.

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

	Software Applications	Technology Solutions	Total Company
Three months ended June 30, 2005:
Net sales and service revenue	$1,142,039	$6,156,389	$7,298,428
Gross profit	640,637	1,897,234	2,537,871
Segment income	145,768	1,130,352	(	*)
Segment assets	2,464,276	5,951,094	8,415,370

Three months ended June 30, 2004:
Net sales and service revenue	$1,104,191	$6,823,080	$7,927,271
Gross profit	709,636	1,455,876	2,165,512
Segment income	185,343	903,726	(	*)
Segment assets	2,207,283	5,821,902	8,029,185

Six months ended June 30, 2005:
Net sales and service revenue	$2,128,788	$9,261,944	$11,390,732
Gross profit	1,180,560	2,515,006	3,695,566
Segment income	343,257	1,520,797	(	*)
Segment assets	2,464,276	5,951,094	8,415,370

Six months ended June 30, 2004:
Net sales and service revenue	$2,234,962	$9,204,,87	$11,439,349
Gross profit	1,595,062	1,867,642	3,462,704
Segment income	646,095	820,145	(	*)
Segment assets	2,207,283	5,821,902	8,029,185

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per Statement of Operations (GAAP measure):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Segment income:
Software applications segment	$145,768	$185,343	$343,257	$646,095
Technology solutions segment	1,330,352	903,726	1,520,797	820,145

TOTAL SEGMENT INCOME	1,476,120	1,089,069	1,864,054	1,466,240
Less: Merger and compliance related costs
Stock option compensation from stock option redemption in connection with the merger	—	—	(631,174)	—
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	—	—	(47,766)	—
Reverse acquisition costs	—	—	(759,283)	—
Professional and legal compliance costs	(220,303)	—	(161,258)	—
OPERATING INCOME Per Statement of Operations	$1,255,817	$1,089,069	$205,528	$1,466,240

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

The tables below summarize the segment information discussed above to the consolidated amounts reported and previously discussed. The tables reconcile information about segment profit and loss for the three month periods ended June 30, 2005 and 2004. (For a discussion of changes in segment assets see the segment discussions under the result of operations for the six months periods ended June 30, 2005 and 2004.)

	Software Applications	Technology Solutions	Total Company
Three months ended June 30, 2005:
Net sales and service revenue	$1,142,039	$6,156,389	$7,298,428
Gross profit	640,637	1,897,234	2,537,871
Segment income	145,768	1,130,352	(	*)
Segment assets	2,464,276	5,951,094	8,415,370

Three months ended June 30, 2004:
Net sales and service revenue	$1,104,191	$6,823,080	$7,927,271
Gross profit	709,636	1,455,876	2,165,512
Segment income	185,343	903,726	(	*)
Segment assets	2,207,283	5,821,902	8,029,185

*	See reconciliation below

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

	Six Months Ended
	June 30, 2005	June 30, 2004
Segment income:
Software applications segment	$145,768	$185,343
Technology solutions segment	1,330,352	903,726

TOTAL SEGMENT INCOME	1,476,120	1,089,069
Less: Compliance related costs
Professional and legal compliance costs	(220,303)
OPERATING INCOME Per Statement of Operations	$1,255,817	$1,089,069

Interest and other income and expenses

Interest expense increased $77,199 in the second quarter of 2005 compared to the second quarter of 2004 due to the addition of borrowings in connection with the reverse acquisition. As of June 30, 2005, we had outstanding draws of $1,051,000 under our bank credit facility bearing interest at 5.86125% (Libor plus 0.275%). We also had outstanding subordinated notes payable to Barron and the five former CSI-South Carolina shareholders totaling $2,250,400 and bearing interest at 7.75% (the Prime Rate as reported by Bank of America plus 2%). The Company had no funded debt at June 30, 2004.

Unrealized loss on warrants increased $108,266, due to an increase in the fair market value of the warrants based on the Black-Scholes valuation method. For a discussion of the accounting for the warrants see Critical Accounting Policies and Estimates—Significant Accounting Issue and Subsequent Event Affecting Basis of Presentation above. No loss on warrants was recorded in 2004 as no warrants were outstanding at that time.

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

The following tables reconcile information about segment profit and loss for the six month periods ended June 30, 2005 and 2004 and assets allocated to segments as of June 30, 2005 and 2004.

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2005:
Net sales and service revenue	$2,128,788	$9,261,944	$11,390,732
Gross profit	1,180,560	2,515,006	3,695,566
Segment income	343,257	1,520,797	(	*)
Segment assets	2,464,276	5,951,094	8,415,370

Six months ended June 30, 2004:
Net sales and service revenue	$2,234,962	$9.204.387	$11,439,349
Gross profit	1,595,062	1,867,642	3,462,704
Segment income	646,095	820,145	(	*)
Segment assets	2,207,283	5,821,902	8,029,185

*	See reconciliation below

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

	Six Months Ended
	June 30, 2005	June 30, 2004
Segment income:
Software applications segment	$343,257	$646,095
Technology solutions segment	1,520,797	820,145

TOTAL SEGMENT INCOME	1,864,054	1,466,240
Less: Merger and compliance related costs
Stock option compensation from stock option redemption in connection with the merger	(631,174)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	(47,766)
Reverse acquisition costs	(759,283)
Professional and legal compliance costs	(220,303)
OPERATING INCOME Per Statement of Operations	$205,528	$1,466,240

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

Further, the Company was involved in litigation which is described in Part II, Item 1 of this report. As of June 30, 2005, the legal expenses associated with such lawsuit totaled approximately $30,000.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005. Based upon such evaluation, our chief executive officer and chief financial officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were ineffective due to a significant deficiency in our internal controls over the application of existing accounting principles to new public reporting disclosures and particularly related to the application of GAAP to new transactions. The significant deficiency in our controls related to financial reporting was determined to exist on August 16, 2005, at which time the CFO in consultation with the CEO and the audit committee of the board of directors determined the Company still lacked sufficient internal resources to ensure compliance with new emerging issues, or to fully review its compliance in all areas of financial disclosure on a timely basis, following its inception of reporting as a public company and hiring of its first CFO with SEC reporting experience. Accordingly, it was also determined until such time as we had sufficient resources, we would be unable to declare our disclosure controls with regard to new public reporting disclosures effective. Such deficiency is discussed in “Deficiency Related to Qualified Financial and Accounting Personnel” below. This evaluation was subsequently modified due to the Company’s decision on November 11, 2005 to restate its financial statements. Based on their analysis relating to and as of the date of such decisions, these officers concluded that our disclosure controls and procedures were not effective for the additional reasons described in “November 2005 Restatement of Financial Statements” and :January 2006 Restatement of Financial Statements” below.

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

We are working with the chief financial officer to enlist the resources necessary to assist in the handling of complex non-routine accounting issues and to meet public disclosure requirements in a timely fashion. Following consultation with the Company’s Audit Committee and board of directors, the chief financial officer has received authority to engage outside accounting experts to support management in their review, interpretation, and implementation of significant changes in accounting and regulatory reporting requirements. The purpose is to provide additional technical resources (other than our independent auditors) to whom we may direct complex accounting issues for review, particularly in situations where the accounting treatment is unclear or extremely complex. While continuous improvements will be made into 2006 and 2007, based on our CFO’s experience and with an increase in staff, we expect we will receive additional suggestions for improvement in controls during the process of implementing the Sarbanes-Oxley Act, will be implementing recommendations throughout the process and are unsure we will be able to entirely eliminate any possibility of a significant deficiency until we have completed this process. Even so, due to the increasing number and complexity of pronouncements, emerging issues and releases, we expect there will always be some risk related to financial disclosures, albeit mitigated following implementation of the Sarbanes-Oxley Act requirements, which we anticipate will be completed in 2007.

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

January 2006 Restatement of Financial Statements

On February 3, 2006, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued controls and procedures disclosure on Form 10-QSB/A for the quarter ended March 31, 2005 should be amended for the reasons set forth below.

The registration process resulted in significant technical discussions with several accounting, regulatory and valuation experts. In our prior Form 10-QSB/A we disclosed a deficiency in internal control over financial reporting related to the need for additional qualified financial and accounting personnel. This deficiency was a result of our entering into the series of transactions that resulted in the subsequent public reporting of significant operations without personal with public reporting experience. In the process of discussions with regulatory experts, we determined to revise our internal control disclosure to note specifically our controls were ineffective for the reasons previously disclosed and include more specifics as to the nature of the deficiency and our plans and timeframe for curing the deficiency.

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

Several of our officers and directors were named as individual defendants in the lawsuit. Accordingly, the potential existed for conflicts of interest between those officers and directors and the Company. In order to avoid potential conflicts, the board of directors felt that it was in our best interest to create a special litigation committee comprised of outside directors who were not named in the lawsuit, namely Anthony H. Sobel, Thomas V. Butta and Shaya Phillips. The special litigation committee, formed on July 8, 2005, was delegated the authority to manage the litigation. Furthermore, the special litigation committee retained independent counsel to represent it with respect to the Integrated Tek Solutions, Inc. matter.

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

On December 28, 2005, subsequent to the filing of the quarterly report for the period ended June 30, 2005, the suit was settled by all parties involved. As part of the settlement, the plaintiff released all claims against all defendants in exchange for payment of $600,000. The Company contributed $200,000 toward this payment with each of the five individual current and former officers of the Company contributing $20,000 each. The remaining $300,000 was paid by the other defendants in the suit. Although the Company maintained the suit was without merit, the Company believed the settlement to be prudent in view of the cost of continuing litigation. None of the portion of the settlement payment made by the Company was covered by any of the Company’s insurance policies.

Item 6. Exhibits

Exhibit Number	Description
*10.1	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

*10.2	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

*10.3	Employment Agreement entered into with David B. Dechant by Computer Software Innovations, Inc. on May 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

*10.4	Letter Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated June 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

*10.5	Letter Agreement by and between Computer Software Innovations, Inc. and RBC Centura Bank dated June 30, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 1, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

*10.6	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated August 16, 2005 ) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Previously Filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: February 14, 2006	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: February 14, 2006	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*10.1	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

*10.2	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

*10.3	Employment Agreement entered into with David B. Dechant by Computer Software Innovations, Inc. on May 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

*10.4	Letter Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated June 6, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 9, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

*10.5	Letter Agreement by and between Computer Software Innovations, Inc. and RBC Centura Bank dated June 30, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 1, 2005) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

*10.6	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated August 16, 2005 ) (previously filed with the Computer Software Innovations, Inc. Form 10-QSB filed on August 22, 2005).

31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Previously Filed.