Form 10QSB/A
period 2005-09-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2006-02-14
CIK 1109879

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

On February 3, 2006, our chief executive officer and chief financial officer, in consultation with the audit committee of the board of directors, concluded that the previously issued controls and procedures disclosure on Form 10-QSB for the quarter ended September 30, 2005 should be amended for the reasons set forth below.

On February 10, 2005, we entered into a Registration Rights Agreement (the “Agreement”) with Barron Partners LP (“Barron”) in connection with the issuance of convertible preferred stock and warrants, whereby we undertook to file a registration statement registering the sale of the shares of our common stock underlying the convertible preferred stock and warrants held by Barron. The registration process has involved significant technical discussions with several accounting, regulatory and valuation experts. In our Form 10-QSB for the period ended September 30, 2005 we disclosed a deficiency in internal control over financial reporting related to the need for additional qualified financial and accounting personnel. This deficiency was a result of our entering into the series of transactions that resulted in public reporting of operations without personnel with public reporting experience. After discussions with regulatory experts, we determined to revise our internal control disclosure to note our controls were ineffective and to include specifics as to the nature of the deficiency and our plans and timeframe for curing the deficiency.

Also, in view of this amendment, we have taken the opportunity to make certain other conforming changes to the Financial Statements. In 2005, we began reporting our operations under two operating segments and, consequently, adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result, the disclosures in Note 10 have been expanded to conform to the provisions of SFAS No. 131 regarding segment presentation. Also, as a result of our recapitalization transaction effectuated on February 11, 2005 (see Note 2 to the Financial Statements) and discussions with regulatory experts, we have reclassified certain amounts from retained earnings to paid-in capital.

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

All amounts in this quarterly report on Form 10-QSB/A have been updated, as appropriate, to reflect such restatements. We did not update this quarterly report on Form 10-QSB/A for subsequent events occurring after the filing of our original quarterly report on Form 10-QSB on November 14, 2005, except as noted above.

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
REVENUES
Software applications segment	$1,033,723	$1,091,391	$3,162,511	$3,326,353
Technology solutions segment	5,917,627	5,287,906	15,179,571	14,492,293

Net sales and service revenue	6,951,350	6,379,297	18,342,082	17,818,646

COST OF SALES
Cost of sales excluding depreciation, amortization and capitalization	437,317	381,800	1,443,232	1,081,881
Depreciation	13,598	3,811	28,313	13,460
Amortization of capitalized software costs	112,238	105,400	366,910	315,494
Capitalization of software costs	(166,289)	(139,962)	(493,363)	(419,886)

Software applications segment	396,864	351,049	1,345,092	990,949

Cost of sales excluding depreciation	5,105,482	4,194,094	11,834,586	11,513,940
Depreciation	17,374	5,940	35,208	22,839

Technology solutions segment	5,122,856	4,200,034	11,869,794	11,536,779

Total cost of sales	5,519,720	4,551,083	13,214,886	12,527,728

Gross profit	1,431,630	1,828,214	5,127,196	5,290,918

OPERATING EXPENSES
Salaries and wages and benefits (excluding stock-based compensation)	758,112	1,173,359	2,133,977	2,726,624
Stock option compensation	—	—	631,174	—
Reverse acquisition transaction costs	—	—	759,283	—
Professional and legal compliance costs	161,258	—	381,561	—
Travel and mobile costs	120,805	76,308	273,199	231,327
Depreciation	29,028	19,896	56,479	53,348
Other selling, general and administrative expenses	183,061	110,127	506,629	364,855

Total operating expenses	1,252,264	1,379,690	4,742,302	3,376,154

Operating income	179,366	448,524	384,894	1,914,764

OTHER INCOME (EXPENSE)
Interest income	—	3,832	6,023	10,667
Interest expense	(76,555)	—	(191,199)	—
Gain on disposal of property and equipment	—	—	100	—
Unrealized gain (loss) on financial instrument	1,190,926	—	(2,002,262)	—

Net other income (expense)	1,114,371	3,832	(2,187,338)	10,667

Income (loss) before income taxes	1,293,737	452,356	(1,802,444)	1,925,431

INCOME TAX EXPENSE (BENEFIT)	515,619	117,500	(719,709)	734,917

NET INCOME (LOSS)	778,118	334,856	(1,082,735)	1,190,514

BASIC EARNINGS (LOSS) PER SHARE	$0.30	$0.13	$(0.41)	$0.45

DILUTED EARNINGS (LOSS) PER SHARE	$0.06	$0.13	$(0.41)	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	2,631,786	2,631,786	2,631,786	2,631,786

– Diluted	12,069,580	2,640,463	2,631,786	2,640,438

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and equivalents	$—	$3,656,477
Accounts receivable	6,388,320	2,362,304
Prepaid expenses	116,245	8,007
Deferred Income Taxes	800,905	—

Total current assets	7,305,470	6,026,788

PROPERTY AND EQUIPMENT, net	318,358	143,451

COMPUTER SOFTWARE COSTS, net	923,241	756,788

OTHER ASSETS	500	500

	$8,547,569	$6,927,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,761,472	$773,825
Deferred revenue	1,723,864	1,212,898
Deferred tax liability	280,397	212,630
Taxes payable	23,232	309,753
Bank line of credit	1,771,000	—
Subordinated notes payable to shareholders	2,250,400	—
Financial instrument	7,037,294	—

Total current liabilities	14,847,659	2,509,106

PREFERRED STOCK- $0.001 par value; 15,000,000 shares authorized; 7,217,736 shares issued and outstanding	7,218	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value 40,000,000 shares authorized; 2,631,786 shares issued and outstanding	2,632	2,632
Additional paid-in capital	(337,656)	77,368
Retained earnings (deficit)	(5,972,284)	4,070,451
Unearned stock compensation	—	267,970

Total shareholders’ equity (deficit)	(6,307,308)	4,418,421

	$8,547,569	$6,927,527

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Stock Compensation	Total
Balances at December 31, 2004	$2,632	$77,368	$4,070,451	$267,970	$4,418,421

Purchase of VerticalBuyer shell	—	(415,024)	—	—	(415,024)
Stock option compensation	—	—	—	631,174	631,174
Redemption of stock options	—	—	—	(899,144)	(899,144)
Dividends paid	—	—	(3,460,000)	—	(3,460,000)
Purchase of stock from shareholders upon Merger	—	—	(5,500,000)	—	(5,500,000)
Net loss for nine months ended September 30, 2005	—	—	(1,082,735)	—	(1,082,735)

Balances at September 30, 2005	$2,632	$(337,656)	$(5,972,284)	$—	$(6,307,308)

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

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Description of business

Computer Software Innovations, Inc. (“CSI,” “Company,” “we” or “us”) develops software and provides hardware-based technology solutions. We monitor our business results as two segments, the software applications segment and the technology solutions segment, but operate the business collectively, taking advantage of cross-selling and integration opportunities. By strategically combining our internally developed software with our ability to integrate computer and other hardware, we have been successful in providing a variety of technological solutions to over 300 clients located in South Carolina, North Carolina and Georgia. We are pursuing a national presence with a primary, initial focus on the southeast region of the United States. Our client base consists primarily of municipalities, school districts and local governments, although we continue to increase the products and services we provide to corporate and other non-governmental entities.

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

Basis of presentation

The consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. CSI Technology Resources, Inc. was acquired by CSI on May 1, 2000 and became the technology services division of CSI. This subsidiary no longer has any significant operations or separate accounting, as all activities are now accounted for within CSI, except that certain vendor contracts are still in the name of CSI Technology Resources, Inc. At a future date, the name on these contracts may be converted and the subsidiary deactivated, subject to a review of any tax or legal implications. The consolidated balance sheet and the related consolidated Statements of Operations, changes in shareholders’ equity (deficit) and cash flows are unaudited. Intercompany balances and transactions have been eliminated. The Company uses the accrual basis of accounting. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made.

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

Recent Developments

Significant Accounting Issue and Potential Subsequent Event Affecting Basis of Presentation.

In the series of transactions referred to in “Organization” above and in Note 2, CSI issued warrants to Barron Partners LP (“Barron”) in connection with the issuance of preferred stock. The preferred stock transaction was entered into in accordance with a registration rights agreement. The initial agreement contained a liquidated damages clause which required cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock did not become effective by June 11, 2005. Since the liquidated damages were payable in cash, under Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) existed until the registration was made effective. EITF 00-19 and current guidance consider the liquidated damages as an embedded part of the financial agreement creating the warrants. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, have been allocated to the warrants and recorded as a liability under the caption “Financial instrument” on the consolidated Balance Sheet until the Company’s registration statement on Form SB-2 becomes effective. In addition, the Company is required to adjust the warrants to fair market value as of the end of each period. The difference is reported as “Unrealized gain (loss) on financial instrument” in the consolidated statements of operations. The par value of the preferred stock has been classified as temporary equity on the Balance Sheet. Accordingly, our net shareholders’ equity as a result of this treatment is reported as a deficit of $6.3 million. Under the initial agreement, this accounting treatment would have remained in place until the Company’s registration statement became effective or the liquidated damages provision expired in February 2007. See Note 6, “Financial Instrument (Related to Warrants)” for a more detailed discussion of this accounting treatment.

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

EITF 00-19 states that “The initial balance sheet classification of the contracts is generally based on the concept that contracts that require net-settlement in cash are generally recorded as liabilities and contracts that require net-settlement in shares are equity instruments,” and includes other requirements for equity treatment, primarily that the payment must be in a set number of shares and the number of shares must not fluctuate or be tied to or based on the share market price (for example, there are no “top-off” or “make whole” provisions). Because the amendment to the Registration Rights Agreement changes the liquidated damages penalty from settlement in cash to settlement in a set number of shares which is unaffected by changes in the share market price, in accordance with EITF 00-19, as of the amendment date and subsequent to the date of the unaudited consolidated financial statements as of September 30, 2005, the fair value of the warrants will be reclassified from a liability to permanent equity. The par value of preferred stock in temporary equity will also be reclassified to permanent equity. These reclassifications, assuming continued net income, will eliminate the deficit in shareholders’ equity. If the amendment and reclassifications had occurred as of September 30, 2005, the amount reported in our net shareholders’ equity would have been a net deficit of $0.1 million instead of the $6.3 million deficit reported in our unaudited consolidated financial statements as of September 30, 2005.

New Product Acquisition

In September 2005, we acquired the Standards Based Lesson Planning software from Eric Levitt of Carolina Education Services. Mr. Levitt was paid $40,000 for the software and provided a commission plan and consulting agreement that will continue until December 31, 2012. Under the consulting arrangement, Mr. Levitt will assist us with the promotion and enhancement of the software. The software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may then be reviewed by school administrators and reports generated to determine the standards that have been met or need to be met. This is particularly important as school systems develop higher accountability standards. In addition, the federal legislation, the “No Child Left Behind Act” has focused greater attention on schools’ AYP (adequate yearly progress), and meeting curriculum standards is an important component of these measurements. The software was recorded as an asset purchase at cost and will be amortized over the estimated life of the current product (estimated by us to be 3 years, less than the period of the commission plan due to the amount of additional enhancements anticipated for the product to remain competitive). Consulting services will be expensed or capitalized in accordance with the company’s policies on capitalization of software development costs (as discussed below). Commissions will be recorded when the sales of software upon which the commissions are based occur.

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

The 9,648,435 potential common shares are not used in the calculation of diluted loss per share for the nine months period ended September 30, 2005 as the effect would be anti-dilutive. As a result of the merger, prior period per share amounts have been restated to reflect the stock split, issuances and cancellation of common stock. Accordingly, the potential common shares for the quarterly and nine month periods ended September 30, 2004 are 2,631,786. The number of shares used in the diluted earnings per share calculation for the quarterly and nine month periods ended September 30, 2004 are 2,640,463 and 2,640,438, respectively, and include the dilutive effect of options outstanding at that time. The dilutive effect of the preferred stock and warrants has not been included in the diluted earnings per share calculation for the quarterly and nine months periods of the prior year as these were not outstanding at that time.

Stock-based compensation

The Company has stock based employee compensation plans, which are described more fully in Note 3, “Stock-based Compensation Plan, Warrants and Additional Paid-In Capital.” The Company accounts for stock based compensation using the fair value method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation,” and related interpretations.

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

Following the merger, the former majority shareholders of CSI – South Carolina as a group held 96% of the voting stock of the Company, occupied two of five board seats with the remaining three seats being filled by independent directors, and retained senior management positions of the combined company. Preferred stock issued subsequent to the merger sold to assist with the payment for shares and dividends payable to the CSI – South Carolina shareholders cannot be converted to common stock in excess of 4.9% ownership, except in the event of a change in control, defined as (i) a consolidation or merger of our company with or into another company or entity in which we are not the surviving entity, or (ii) the sale of all or substantially all of the assets of our company to another company or entity not controlled by our then existing stockholders in a transaction or series of transactions. We are obligated to give Barron (or any subsequent holder of preferred stock) thirty days notice prior to a change in control. In addition, the preferred stock has no voting rights (except under limited circumstances under Delaware law) and generally no provisions granting rights with respect to the governance of the Company. Accordingly, under SFAS No. 141 the merger of CSI – South Carolina into us was considered to be a reverse acquisition, whereby CSI – South Carolina is considered to be the acquirer even though it is not the surviving corporation. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. The assets and liabilities of VerticalBuyer would have been recorded at fair value, but no assets or liabilities existed at the time of acquisition; therefore, no goodwill was recorded. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition are expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and our activities (activities of VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI-South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

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

As a result of the registration rights agreement that contains a liquidated damages clause, the Company is required to follow EITF 00-19 (see Note 6). In light of the required accounting treatment under EITF 00-19, the amount of proceeds allocated to the issuance of warrants (as discussed in the section entitled “Preferred Stock Purchase Agreement” immediately above) was recorded as a liability as of the date of the transaction. In addition, the difference between the amount allocated to the issuance of warrants and the fair market value of the warrants based on the Black-Scholes valuation method as of March 31, 2005 was recorded in the consolidated Statements of Operations in the line “Unrealized gain (loss) on financial instrument” and as an adjustment to the line “Financial Instrument” in our consolidated Balance Sheet, to restate the warrants to fair market value as of that date. In each period thereafter, including the current quarter, and up to the date of the amendment to the registration rights agreement, whereby the cash liquidated damages provision was converted to damages payable by the issuance of a set number of preferred shares (See Note 1), the financial instrument is marked to market and changes in the value are recorded as adjustments in the Statements of Operations (see also Note 6).

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

No options were issued or exercised during the three or nine month periods ended September 30, 2005 or 2004. As of September 30, 2005 and 2004, the Company had the following stock options outstanding:

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268,343	$0.12	November 1, 2012

(b) Warrants

The following summarizes the warrant activity for the affected periods:

Detail	Black-Scholes Valuation ($)	Number of Warrants	Exercise Price	Expiration
Balance December 31, 2004		—
Barron Warrant Group 1	$3,969,756	3,608,868	$1.3972	February 11, 2010
Barron Warrant Group 2	3,067,538	3,608,868	$2.0958	February 11, 2010

Balance September 30, 2005	$7,037,294	7,217,736

(c) Additional paid-in-capital

Included in additional paid-in-capital are the following items:

Detail
Additional paid-in capital related to common stock	$77,368
Purchase of VerticalBuyer shell	(415,024)
Warrants(1)	—

Balance September 30, 2005	$(337,656)

(1)	Recorded in the Company’s Balance Sheet as a liability under the line item “Financial instrument” due to a cash liquidated damages penalty in a Registration Rights Agreement entered into in connection with the issuance of the warrants. The registration rights agreement was subsequently amended to remedy this accounting treatment as discussed previously and in Note 6 below.

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

At September 30, 2005, the Company believed that the plaintiff’s claims were without merit, and intended to vigorously defend the action. While the Company subsequently settled, at September 30, 2005 it was not reasonably possible for us to estimate a range of liability related to the outcome of the litigation. Accordingly, no costs related to the litigation were accrued as of September 30, 2005.

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

NOTE 6 – FINANCIAL INSTRUMENT (RELATED TO WARRANTS)

In February of 2005, the Company issued 7,217,736 warrants to Barron as part of a preferred stock financing. The warrants have a term of five years. The Company used a Black-Scholes fair-value option-pricing model to value these stock warrants. Assumptions used in calculation of the Black-Scholes model as of September 30, 2005 were an average expected life of the warrants in years of 0.75, an expected volatility of 75%, a risk-free interest rate (zero coupon U.S. Treasury Note) of 3.82%, and a dividend rate of zero percent. The average expected life was based on discussions with the warrant holder as to the potential timing of an exercise. Because the company does not have significant float, we used a 75% volatility factor based on its review of historical changes in the common stock prices of public companies which are peers or of similar size, and the discount was obtained from web postings by the U.S. Treasury. A dividend rate of zero percent was used as the company has no plans to pay dividends for the foreseeable future. Pursuant to EITF 00-19, the value of these warrants has been recorded as a liability in the current liabilities section of the consolidated Balance Sheet due to a liquidated damages provision in the registration rights agreement related to the issuance of the preferred shares and warrants. The liquidated damages provision clause required the payment of cash penalties equal to 25% of Barron’s investment per annum if the Company’s registration of stock did not become effective by June 11, 2005.

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

EITF 00-19 states that “The initial balance sheet classification of the contracts is generally based on the concept that contracts that require net-settlement in cash are generally recorded as liabilities and contracts that require net-settlement in shares are equity instruments,” and includes other requirements for equity treatment, primarily that the payment must be in a set number of shares and the number of shares must not fluctuate or be tied to or based on the share market price (for example, there are no “top-off” or “make whole” provisions). Because the amendment to the Registration Rights Agreement changes the liquidated damages penalty from settlement in cash to settlement in a set number of shares which is unaffected by changes in the share market price, in accordance with EITF 00-19, as of the amendment date and subsequent to the date of the unaudited consolidated financial statements as of September 30, 2005, the fair value of the warrants will be reclassified from a liability to permanent equity. The par value of the preferred stock in temporary equity will also be reclassified to permanent equity. These reclassifications, assuming continued net income, will eliminate the deficit in shareholders’ equity. If the amendment and reclassifications had occurred as of September 30, 2005, the amount reported in our net shareholders’ equity would have been a net deficit of $0.1 million instead of the $6.3 million deficit reported in our unaudited consolidated financial statements as of September 30, 2005.

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

Software applications segment

Through our software applications segment, we report the results of the development, sales, and deployment and provision of ongoing support of our software applications, fund accounting based financial management software and standards based lesson planning software.

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

	Software Applications	Technology Solutions	Total Company
Three months ended September 30, 2005:
Net sales and service revenue	$1,033,723	$5,917,627	$6,951,350
Gross profit	636,859	794,771	1,431,630
Segment income	130,770	209,854	(	*)
Segment assets	2,575,707	5,971,862	8,547,569

Three months ended September 30, 2004:
Net sales and service revenue	$1,091,391	$5,287,906	$6,379,297
Gross profit	740,342	1,087,872	1,828,214
Segment income	33,480	415,044	(	*)
Segment assets	2,054,751	5,378,569	7,433,320

Nine months ended September 30, 2005:
Net sales and service revenue	$3,162,511	$15,179,571	$18,342,082
Gross profit	1,817,419	3,309,777	5,127,196
Segment income	474,027	1,730,651	(	*)
Segment assets	2,575,707	5,971,862	8,547,569

Nine months ended September 30, 2004:
Net sales and service revenue	$3,326,353	$14,492,293	$17,818,646
Gross profit	3,335,404	2,955,514	5,290,918
Segment income	679,576	1,235,188	(	*)
Segment assets	2,054,751	5,378,569	7,433,320

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Segment income:
Software applications segment	$130,770	$33,480	$474,027	$679,576
Technology solutions segment	209,854	415,044	1,730,651	1,235,188

TOTAL SEGMENT INCOME	340,624	448,524	2,204,679	1,914,764
Less: Merger and compliance related costs
Stock option compensation from stock option redemption in connection with the merger	—	—	(631,174)	—
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	—	—	(47,766)	—
Reverse acquisition costs	—	—	(759,283)	—
Professional and legal compliance costs	(161,258)	—	(381,561)	—
OPERATING INCOME Per consolidated Statements of Operations	$179,366	$448,524	$384,894	$1,914,764

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

Current Challenges of our Business

Processes and Procedures

Because of our focus on the public sector, many sales opportunities are subject to our having to comply with government bid requirements and other formal proposal processes. Complying with such requirements and processes can result in a significant investment of time and effort that may or may not result in a sale. We have been implementing procedures to make the bid and sales process more efficient and believe these types of improvements will aid in our ability to maintain competitiveness in the marketplace. We will also look for additional process improvement opportunities as we move through the process of documenting controls and procedures in order to comply with the Sarbanes-Oxley Act legislation. However, this process is primarily compliance-driven, will be costly, and cost-saving opportunities as a result of this process, if any, may be limited.

Establishment of a Telesales Department

We intend to utilize telesales as a method of marketing our lower price point standards based lesson planning software. We also believe telesales will be beneficial in promoting and providing leads for potential sales of our other products. We have not previously had a formal telesales department, and while we have engaged a consultant with significant experience in this area to help with the effort, the establishment of this area will entail some up front investment. We plan to use existing personnel to manage the telesales department, but intend to initially hire two additional employees to focus exclusively on telesales. We also expect the telesales department to assist in the identification and qualifying of additional sales opportunities for the fund accounting software. We expect, but cannot guarantee, that these efforts will generate sufficient revenues to avoid any negative impact on profitability.

Software Modifications Required by Geographic Expansion

We have achieved the most significant penetration in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. To do so, we may have to modify our existing fund accounting programs to accommodate differences in state laws, regulations and taxation. We anticipate needing to make additional investment in software development to accomplish this. However, we plan to make the changes when we have firm orders in an area in an attempt to maximize and achieve a return on investment as quickly as possible. As we are currently converting our programs to the Microsoft .Net programming and SQL database language, but do not yet have all modules ready for release, some of these changes may be required in both our current and .Net platforms until 2007, when we anticipate all modules will be converted. The costs of such changes may offset the positive impact from expanding our geographic reach in 2006.

Maintaining IP Telephony Momentum

In 2005, we continued to experience a significant increase in IP telephony sales. Among these transactions were continued sales of IP telephony products to one of our largest customers (Greenville County Schools), which encompasses all schools in a fairly large school district. IP telephony sales increased sales to that customer to 15% of our revenues for the nine months ended September 30, 2005, and represented more than 90% of the revenues from this customer in that period. The challenge going forward will be to match large opportunities or increase the number of smaller opportunities. We have increased our sales force in an effort to increase the probability of achieving consistent and increasing performance in this product niche in future periods.

Continued Improvement of Support Solutions

Historically, our software applications segment has been the most effective in providing support solutions. Going forward, we are increasing the level of support offerings available through our technology solutions segment from primarily warranty-based services to include additional support offerings. Such offerings may include additional telephone-based troubleshooting and support, real time monitoring and other proactive service offerings and guaranteed response times for customer needs.

Investment in Support and Telesales Efforts

Over the next year we will be making an investment (estimated to be as much as $500,000), consisting primarily of increased salaries and wages to support the additional technical support services and telesales efforts. Based on our past experience with prospecting and technical support agreements, we expect the additional revenue generated from the sales of technical support contracts and additional sales opportunities uncovered by telesales efforts for the fund accounting software and the new Standards Based Lesson Planner software will be sufficient to offset our investment within approximately one year, but we can give no assurances such additional services will be profitable collectively, particularly in the short-term.

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

Significant Accounting Issue and Potential Subsequent Event Affecting Basis of Presentation.

In the series of transactions referred to in “Organization” above and in Note 2, “Acquisition and Merger,” to our unaudited consolidated financial statements as of September 30, 2005, CSI issued warrants to Barron in connection with the issuance of preferred stock. The holder of the preferred stock and the warrants has rights under a Registration Rights Agreement. The initial agreement contained a liquidated damages clause which required cash penalties equal to 25% of Barron’s investment per annum if we did not file a registration statement with respect to the shares of common stock underlying the preferred stock and warrants and cause the registration to become effective and remain effective within the time periods required. This included causing the registration statement to become effective by July 11, 2005. Since the liquidated damages were payable in cash, under EITF 00-19 a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) existed until the registration became effective. Accordingly, the entire proceeds of the preferred stock issuance, except for the par value, has been allocated to the warrants and recorded as a liability on the balance sheet, The par value of the preferred stock was classified as temporary equity on the balance sheet. As a result of this treatment, our net shareholders’ equity as a result of this treatment is reported as a deficit of $6.3 million. Under the initial agreement, this accounting treatment would have remained in place until the Company’s registration statement became effective or the liquidated damages provision expired in February 2007. For a more detailed discussion of this accounting treatment see Note 6 to our unaudited consolidated financial statements as of September 30, 2005.

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

Our revenues for the first nine months of 2005 were $18,342,082, $523,436 or 2.9% higher than the first nine months of 2004. The increase was due to the significant sale of lower margin products in the current quarter, as previously discussed, partially offset by the sale of printers and fax machines in the second quarter of the prior year which did not reoccur in the current year. A decline in new software sales and related services resulted from a temporary decline in sales personnel and management efforts diverted by the merger. The sales effort has now been refocused with an increase in sales personnel. However, our past experience and relatively long sales cycle for software compared to hardware would indicate a possible six to twelve months lag before we see a significant impact. The decline in new software sales was partially offset by an increase in software support revenues from greater support offerings. The overall decline in software and related services partially offset the gain in hardware sales.

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

	Three Months Ended
	September 30, 2005	September 30, 2004	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$5,917,627	$5,287,906	$629,721
GROSS PROFIT	794,771	1,087,872	(293,101)
SEGMENT INCOME	209,854	415,044	(205,190)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$629,721
Purchased hardware components			(779,728)
Salaries, wages and benefits			(103,476)
Other miscellaneous			(39,618)

			(293,101)

Operating Expenses:
Salaries, wages and benefits			162,228
Other miscellaneous			(74,317)

			$(205,190)

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

The tables below summarize the segment information discussed above to the consolidated amounts reported and previously discussed. The tables reconcile information about segment profit and loss for the three month periods ended September 30, 2005 and 2004. (For a discussion of changes in segment assets see the segment discussions under the result of operations for the nine months periods ended September 30, 2005 and 2004.)

	Software Applications	Technology Solutions	Total Company
Three months ended September 30, 2005:
Net sales and service revenue	$1,033,723	$5,917,627	$6,951,350
Gross profit	636,859	794,771	1,431,630
Segment income	130,770	209,854	(	*)

Three months ended September 30, 2004:
Net sales and service revenue	$1,091,391	$5,287,906	$6,379,297
Gross profit	740,342	1,087,872	1,828,214
Segment income	33,480	415,044	(	*)

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

Certain non-recurring items (those items occurring for reasons which have not occurred in the prior 2 years and are not likely to reoccur in 2 years) and compliance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. The following reconciliation presents separately those costs related to compliance, which have not been included in the analysis of segment income. Due to the public reporting requirements, we have incurred significant compliance-related professional and legal costs. These costs were not incurred in the prior year because CSI-South Carolina was not a reporting company at that time.

	Three Months Ended
	September 30, 2005	September 30, 2004
Segment income:
Software applications segment	$130,770	$33,480
Technology solutions segment	209,854	415,044

TOTAL SEGMENT INCOME	340,624	448,524
Less: Compliance related costs
Professional and legal compliance costs	(161,258)	—

OPERATING INCOME Per consolidated Statements of Operations	$179,366	$448,524

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

			$(1,529,870)

Revenue

Our revenues for the first nine months of 2005 were $18,342,082, $523,436 or 2.9% higher than the first nine months of 2004. The change resulted primarily from an increase in hardware sales and an increase in support revenues for both hardware and software, which were partially offset by declines in hardware commissions and new software sales. Sales of higher margin internet-protocol based telephony equipment and instructional hardware increased substantially through the first, second and third quarters, but were partially offset in the second quarter by a drop in lower margin printing and fax machine sales due to a large order in the prior year which did not reoccur in the current year. An increase in services by the technology solutions segment and increased sales of higher margin products offset the absence of the similar order in 2005. The decline in new software sales resulted from a temporary decline in sales personnel and management’s attention being diverted to the merger. The third quarter was the first quarter with the additional sales people in place for the entire quarter. However, the impact of additional staff has not yet been realized, given the relatively long sales cycle for software, which can routinely range from six to twelve months. Also, we believe that the effects of the new sales personnel in new geographic areas for us will take longer to yield results than in our core geographic markets.

Gross Profit

Gross profit was $5,127,196 for the first nine months of 2005, a decrease of $163,722 or 3.1% over the same period of the prior year. The gross margin was 28.0% for the first nine months of 2005 versus 29.7% for the same period of 2004. An increase in margin before offsets was attributable to a favorable change in product mix. The decline in sales of lower margin products coupled with the significant change in product mix from lower to higher margin products resulted in an increase in technology hardware costs of only $55,220 or 0.5%, compared to an increase in technology sales of $523,436 or 2.9%. However, this improvement from product mix was offset by increases in salaries and wages in connection with the handling of more complex products, a significant volume of hardware sold near the end of the quarter with some potential benefit from services to follow in a future quarter, and the decline in new software sales partially offset by increased support revenues. While the increase in salaries and wages had the biggest impact on the decline in gross profit, the decline in hardware commissions from the reduction of lower margin product, which is recorded with no corresponding cost, had the largest impact on the reduction in the margin percentage.

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

Reverse acquisition costs included $275,000 in commissions paid to a financial advisor and finder retained by Barron, Liberty Company, LLC. The amount of Liberty’s compensation was based on a percentage of Barron’s investment. No commission was paid to Barron, the investment group which purchased the preferred stock and received the warrants. The remaining $484,283 consisted of merger related fees paid principally for legal and accounting services.

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

The following tables summarize the segment information discussed above to the consolidated amounts reported and previously discussed. The table also presents the segment assets information. Increases in segment assets came primarily from increases in accounts receivable and capitalized software costs for the software applications segment and from increases in accounts receivable in the technology solutions segment. The increases in accounts receivable were due primarily to the increases in sales and changes in operating performance previously discussed.

The following tables reconcile information about segment profit and loss for the nine month periods ended September 30, 2005 and 2004 and assets allocated to segments as of September 30, 2005 and 2004.

	Software Applications	Technology Solutions	Total Company
Nine months ended September 30, 2005:
Net sales and service revenue	$3,162,511	$15,179,571	$18,342,082
Gross profit	1,817,419	3,309,777	5,127,196
Segment income	474,027	1,730,651	(	*)
Segment assets	2,575,707	5,971,862	8,547,569

Nine months ended September 30, 2004:
Net sales and service revenue	$3,326,353	$14,492,293	$17,818,646
Gross profit	3,335,404	2,955,514	5,290,918
Segment income	679,576	1,235,188	(	*)
Segment assets	2,054,751	5,378,569	7,433,320

*	See reconciliation below

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

	Nine Months Ended
	September 30, 2005	September 30, 2004
Segment income:
Software applications segment	$474,027	$679,576
Technology solutions segment	1,730,651	1,235,188

TOTAL SEGMENT INCOME	2,204,679	1,914,764
Less: Merger and compliance costs
Stock option compensation from stock option redemption in connection with merger	(631,174)	—
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	(47,766)	—
Reverse acquisition costs	(759,283)	—
Professional and legal compliance costs	(381,561)	—

OPERATING INCOME Per consolidated Statements of Operations	$384,894	$1,914,764

Interest and other income and expenses

Interest expense increased $191,199 in the first nine months of 2005 compared to the first nine months of 2004 due to the addition of borrowings in connection with the reverse acquisition. As of September 30, 2005, we had outstanding draws of $1,771,000 under our bank credit facility bearing interest at 6.44% (Libor plus 0.275%). We also had outstanding subordinated notes payable to Barron and the five former CSI-South Carolina shareholders totaling $2,250,400 and bearing interest at 8.75% (the Prime Rate as reported by Bank of America plus 2%). The Company had no funded debt at September 30, 2004. Unrealized loss on warrants to purchase common stock was $2,002,262 for the first nine months of 2005 due to an increase in the market valuation (calculated using the Black Scholes method) of the financial instrument liability related to the warrants since their issuance in the first quarter of 2005. The accounting for the warrants is discussed further in Note 1, “Summary of Significant Accounting Policies and Activities” and Note 6, “Financial Instrument (Related to Warrants)” to our unaudited consolidated financial statements for the nine months period ended September 30, 2005. No loss on warrants was recorded in 2004 as no warrants were outstanding at that time.

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

Events in the first quarter of 2005 related to the merger and recapitalization of CSI – South Carolina have had a significant impact on our liquidity and capital resources. These events are described in more detail under the notes to the financial statements and earlier in management’s discussion. Substantially all of our cash at the time of the reverse acquisition was applied to the acquisition related dividend, redemption of stock options and other merger consideration and costs. The Company issued preferred stock and warrants and borrowed funds, both from its bank lender and subordinated debt from the preferred stock investor, to provide the remaining cash requirements of the merger. As a result, cash declined from $3,656,477 at December 31, 2004 to zero ($0) at September 30, 2005. Debt increased from zero ($0) at December 31, 2004 to borrowings at September 30, 2005 of $1,771,000 under our bank revolving line of credit and $2,250,400 subordinated notes (owed equally to the preferred stock investor, and the five former CSI – South Carolina shareholders). Due to the significant use of cash in the reverse acquisition, funds for working capital are now provided under our $3.0 million revolving line of credit.

Cash from Operating Activities

Cash used for operating activities totaled $1,533,989 in the first nine months of 2005 compared to cash provided by operating activities of $1,736,404 in the first nine months of 2004. The decrease of $3,270,393 is due in part to $759,283 in one-time legal and professional fees, and $631,174 in stock option compensation and related taxes of $47,766 related to the reverse acquisition and which resulted in a net loss for the period.

In addition to the effect of one-time items, operating cash decreased from significant changes in the payables and receivables operating liability and asset. Accounts payable decreased due to the reductions in sales of low margin products, previously discussed, and accounts receivable increased as a result of increased sales in general. A significant portion of such accounts receivable consisted of accounts federally funded through the E-Rate (schools and libraries division) program, which generally has a longer turnaround time for receipt of funds. We have not found it necessary to increase our reserves as a result of the longer funding turnaround time, as this has come primarily from a backlog of paperwork processing and related payments from the SLD. It appears that the SLD is moving ahead to reduce this processing backlog based on information received from the SLD, and subsequent cash receipts.

Changes since year end to Balance Sheet items related to operating activities are as follows:

Increases in accounts receivable ($4.0 million) and accounts payable ($1.0 million) were a result of the increased hardware sales and related purchases and slow collection of E-Rate receivables previously discussed. Increased hardware demand and timing of sales also resulted in an increase in inventories. The increase in deferred revenue ($0.5 million) is in connection with a significant increase in support agreements previously discussed, which are deferred over the life of the agreement. Deferred tax assets were recorded in the current year period related to the non-cash charge for recording of the financial instrument (warrants), new this year from the merger, to market value. This amount is added back in the cash flows statement as a reconciling item as this amount did not affect the decrease in cash flows.

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

In addition to the changes related to the merger transaction, a significant non-cash change impacted the balance sheet. The financial instrument (warrants) increased significantly ($2.0 million before tax provision of $0.8 million) from the initial allocation of proceeds from the preferred stock and warrants issuance and an increase in the fair market value of the warrants, as previously discussed.

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

Also, the Company has $2,250,000 in notes outstanding, of which $1,125,000 is payable to Barron Partners, LLP and the remaining $1,125,000 is payable in equal amounts to the five former shareholders of CSI – South Carolina, which are due and payable in May 2006 and accrue interest at the Bank of America’s prime rate plus 2%. If these amounts are not paid at such time, the interest rate on these obligations will increase to 16% per annum. Prior cash flow patterns indicate a reasonable ability to fund this payment or a significant portion thereof but not without the renewing of our line of credit facility. In addition, our line of credit facility restricts payments of subordinated debt if it would cause us to violate covenants under the line of credit. If we are unable to renew our credit facility and/or pay the entire portion of the notes as they come due either from availability under our line and operating cashflows or proceeds from a warrant exercise, the increase in the rate of interest will increase our financing costs and reduce earnings.

Credit Arrangements

During the first quarter, in order to support the activities of the reverse acquisition and provide working capital, we entered into a $3,000,000 line of credit facility whereby the Company can borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3,000,000. Eligible accounts receivable balances essentially include all of our trade accounts receivable except for those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) such accounts due from affiliates; (ii) accounts which we have already determined to be of doubtful collectability; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. Loans bear interest at Libor rate plus 0.275%, (6.44% at September 30, 2005), payable monthly and mature on March 17, 2006. However, since the facility is a revolving line of credit, the lender can accelerate the maturity of the loans at any time and can also accelerate the maturity of the loans if we fail to comply with our covenants under the facility, discussed in more detail below. Upon entering into the loan agreement on March 17, 2005, we borrowed $1,500,000 which was used to pay down a portion of the subordinated notes issued in connection with the merger.

Loans under the facility are secured by a first priority lien on all of our personal property to the lender, including all accounts, equipment, inventory, contract rights, intangibles and other personal property. Under the facility CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of a debt to EBITDA ratio of not more than 2.5:1 measured on a quarterly rolling twelve months by June 30, 2005, EBITDA of not less than $2,000,000 by year-end 2005 and a minimum tangible net worth of $1,500,000 including subordinated debt by year-end 2005. As of the end of the current quarter, the Company complied with the debt to EBITDA ratio but would not have met the minimum tangible net worth requirements, and there can be no assurance we will do so by the effective dates prescribed in the covenants. There can be no assurance that we will comply with such covenants by the effective dates prescribed in the covenants. We have received a temporary waiver as discussed below. Were the lender to accelerate the maturity of the loans, whether due to our not being able to meet our covenants or to receive a waiver from complying with those covenants or any other reason, we could be forced to seek other financing to prevent the lender from foreclosing on the assets of the Company to satisfy the loans. If we could not secure other financing or capital in the event of an acceleration of the loans, and the lender foreclosed on the Company’s assets, we would likely be forced to cease active business operations. we also have significant commitments under the notes payable to the original five shareholders of CSI – South Carolina and Barron, as a result of the reverse acquisition, totaling $2,250,400, which will be due and payable in May of 2006.

During the preparation of our first quarter unaudited financial statements to be included in this Form 10-QSB, we determined that pursuant to EITF 00-19, the value of the warrants issued in conjunction with our preferred stock in February 2005 should be recorded as a current liability on our consolidated balance sheet until the Company obtained an effective registration statement pursuant to the terms of the Registration Rights Agreement entered into with the holder of the warrants and the preferred stock at the time of issuance. This accounting treatment is explained in more detail in Part I of this report, in Item 1 in footnotes 1, 2, and 6 to our consolidated unaudited financial statements, and in Item 2.

As a result of such accounting treatment for the warrants as a liability, our net worth at September 30, 2005 was reduced from approximately $0.1 million to a deficit of nearly $6.3 million. When we entered into our $3.0 million bank revolving credit facility on March 17, 2005, the accounting for the warrants described above was not anticipated. As a result, the Company, as a condition to such loan arrangement, represented that it had a net worth of $600,000 or greater, counting as equity for the purposes of such calculation subordinated indebtedness of $2.3 million. Taking into account the new accounting treatment for the warrants, we now believe that the representation of a minimum net worth of $600,000 made at the closing of the credit facility was not correct and that we may have been in technical default under our bank credit facility. The bank has granted us a waiver with respect to any such default until November 30, 2005. Pursuant to the waiver, we are obligated to achieve a minimum net worth of $600,000 or more as of such date and at quarter end thereafter, again counting subordinated debt as equity for the purposes of such calculation.

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

As of September 30, 2005, and at November 10, 2005, there were outstanding draws totaling $1,771,000 and $2,619,000, respectively, under our bank credit facility. The increase in draws on our bank credit facility is primarily the result of a significant increase in accounts receivable, primarily from the portion of sales that are federally funded through the E-Rate or SLD Program. SLD generally has a longer turnaround time for receipt of funds, but we have experienced for the last couple of quarters somewhat longer than usual turnaround time from a backlog in paperwork processing and related payments from the SLD, as discussed above. While we do not expect this will have a significant impact on future operations or liquidity, we cannot assure that it will not. Any such delay in funding could require us to pursue additional funding sources which could include either additional debt or equity financing. Pursuant to our agreements with the bank, upon an event of default, it may accelerate and require the repayment of all amounts under the credit facility. It may also decline to make further advances. At September 30, 2005 and November 10, 2005, approximately $1.2 million and $0.4 million respectively, were available for future advances under the facility.

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

Customer support billings. We historically bill a significant portion of our service contracts late in the second quarter of the year. Historically, this amount has exceeded $2,000,000. While revenue for service contracts is deferred over the life of the contract (typically over a year) significant cash is generated in the third quarter as a result of the service payments being billed and collected as payment for the entire future year’s service. The Company borrows through its line of credit based on availability tied to its receivables. Cash collections are first used to pay down the line of credit. Thereafter, funds are available to be borrowed again based on our receivables position and line of credit limit as detailed below. Only if the line of credit were to be paid down and working capital needs met would we have significant cash on our Balance Sheet.

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

Short Term Capital Requirements. We currently anticipate that our capital needs will principally consist of $800,000 for software development and $500,000 for capital expenditures.

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

Potential Capital Inflow from Warrants Exercise. A significant amount of cash and capital for the Company would be generated by the exercise by Barron of its common stock warrants. The exercise of Warrant A, with an exercise price of $1.3972, would generate approximately $5 million. The exercise of Warrant B, with an exercise price of $2.0958, would generate approximately $7.6 million. The complete exercise of the warrants is in the sole discretion of Barron, subject to the restrictions in the preferred stock and the warrants prohibiting Barron from beneficially holding greater than 4.9% of our outstanding common stock at any time. Although we presume any decision by Barron to exercise the warrants or any portion would depend upon our stock price, results of operations and the long term outlook for the development of our business, among other things, we cannot predict if and when Barron may exercise the warrants. Accordingly, there can be no assurance that Barron will exercise the warrants and that we will receive any resulting capital.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to insure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

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

Several of our officers and directors were named as individual defendants in the lawsuit. Accordingly, the potential existed for conflicts of interest between those officers and directors and the Company. In order to avoid potential conflicts of interest, the board of directors felt that it was in our best interest to create a special litigation committee composed of outside directors who were not named in the lawsuit, namely Anthony H. Sobel, Thomas V. Butta and Shaya Phillips. The special litigation committee, formed on July 8, 2005, was delegated the authority to manage the litigation. Furthermore, the special litigation committee retained independent counsel to represent it with respect to the Integrated Tek Solutions, Inc. matter.

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

On December 28, 2005, subsequent to the filing of the quarterly report for the period ended September 30, 2005, the suit was settled by all parties involved. As part of the settlement, the plaintiff released all claims against all defendants in exchange for payment of $600,000. The Company contributed $200,000 toward this payment with each of the five individual current and former officers of the Company contributing $20,000 each. The remaining $300,000 was paid by the other defendants in the suit. Although the Company maintained the suit was without merit, the Company believed the settlement to be prudent in view of the cost of continuing litigation. None of the portion of the settlement payment made by the Company was covered by any of the Company’s insurance policies.

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