Form 10KSB
period 2005-12-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2006-03-30
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51758

COMPUTER SOFTWARE INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0216911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1661 East Main Street, Easley, SC	29640
(Address of principal executive offices)	(Zip Code)

(864) 855-3900

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  [    ]    No  [ x ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [ x ]    No  [    ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [    ]    No  [ x ]

State issuer’s revenues for its most recent fiscal year. $24,286,724

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $748,865, based on the average bid and asked price of $2.98 on March 17, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 17, 2006
Common Stock, $0.001 par value per share	3,270,680 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):    Yes  [    ]    No  [ x ]

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

We develop software and provide hardware-based technology solutions. Our internally developed software consists of fund accounting based financial management software and standards-based lesson planning software. Our primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund,” or by source and purpose of the funding. Our fund accounting software is used primarily by public sector and not-for-profit entities. In September 2005, we acquired a standards-based lesson planning software product that we have since named “curriculator™.” The software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. We also provide a wide range of technology solutions, including hardware and design, engineering, installation, training and ongoing support and maintenance. Our solutions include computers, networking, security, IP telephony and distance learning and video communication.

Our operations are those of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation organized in 1990. The history and development of CSI – South Carolina is described in “—C. History and Development of CSI – South Carolina.” Our current business operations are described in “—B. Overview” and elsewhere in this “Description of Business.”

Prior to February 10, 2005, the Company was known as VerticalBuyer, Inc. Prior to our merger with CSI – South Carolina on February 11, 2005, we were a public shell corporation, having conducted no business operations since September 2001. A brief history of VerticalBuyer, Inc. is presented in “—Q. VerticalBuyer, Inc.”

In the first quarter of 2005, we concluded a series of recapitalization transactions. On January 31, 2005, a change in control of the Company occurred as a result of the purchase of a majority of our common stock by CSI – South Carolina. On February 11, 2005, CSI – South Carolina merged into us, and we issued preferred stock, common stock, warrants and certain subordinated notes. In connection with the merger, we changed our name to “Computer Software Innovations, Inc.” We refer to the Company prior to the merger as VerticalBuyer.

The merger of CSI – South Carolina into us is accounted for as a reverse acquisition, with CSI – South Carolina being designated for accounting purposes as the acquirer, and the surviving corporation, VerticalBuyer, Inc., being designated for accounting purposes as the acquiree. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Accordingly, reported prior year financial results are those of CSI – South Carolina, not VerticalBuyer. The activities of VerticalBuyer are included only from the date of the transaction forward. Shareholders’ equity of CSI – South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition, and prior year per share amounts have been restated to account for the additional stock issued as a result of the merger.

The merger and related transactions are described in “—E. The Merger and Recapitalization,” and under “Item 6—Management’s Discussion and Analysis or Plan of Operation—B. Reverse Merger and Investment by Barron Partners LP.”

Our principal executive offices are located at 1661 East Main Street, Easley, South Carolina 29640. Our telephone number at that location is (864) 855-3900.

We maintain an Internet website at www.csi-plus.com. Certain pertinent information about our business, products and services and recent developments is posted on our website. The information on our website does not constitute a part of this report.

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended, and we file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document that we file at the SEC’s public reference room facility located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains an Internet site at http://www.sec.gov that contains reports and other information regarding issuers, including us, that file documents with the SEC electronically through the SEC’s electronic data gathering, analysis and retrieval system known as EDGAR.

Our common stock is traded in the over-the-counter market under the symbol “CSWI.OB” Trade information is reported on the OTC Bulletin Board.

B. Overview

We develop software and provide hardware-based technology solutions. Our internally developed software is sold and supported through our software applications segment. We monitor our business as two segments, but take advantage of cross-selling and integration opportunities. We provide hardware-based technology solutions through our technology solutions segment. By strategically combining our fund accounting software with our ability to integrate computer and other hardware, we have been successful in providing a variety of technological solutions to over 300 clients located in South Carolina, North Carolina and Georgia. We are pursuing a national presence with a primary, initial focus on the southeast region of the United States.

Software Applications Segment

Our software applications segment develops accounting and administrative software applications that are designed for organizations that employ fund accounting. These organizations include our primary target market: municipalities, school districts and local governments. Our software provides a wide range of functionality to handle public sector and not-for-profit accounting requirements including receipt and tracking of funds, application of purchases, payables, investments and expenditures by fund, and production of financial and informational reports. The software is written in modules which can be sold separately or as a fully-integrated package so that information keyed in one module will be updated electronically into other modules to minimize keying and improve productivity. In addition to the modules covering general accounting functions, specialty modules are also available. The software modules include:

•	General (or “Fund”) Ledger;

•	Accounts Payable;

•	Purchasing;

•	Payroll;

•	Personnel;

•	Employee Absence/Substitutes;

•	Inventory;

•	Utility Billing; and

•	Other specialty modules designed for government markets.

More detailed information concerning the modules noted above and additional specialty modules is presented in “—G. Product and Services.”

We also provide standards-based lesson planning software that we have recently renamed “curriculator™.” This software is designed to allow teachers to create lesson plans that tie to a state’s curriculum standards. Lesson plans may then be reviewed by school administrators and reports generated to determine if standards have been met. Additional information concerning the standards based learning planning software is presented in “—G. Product and Services.”

Our software applications segment includes a staff of software developers, implementers, trainers, sales personnel and applications support specialists focused primarily on the development, sales, deployment and support of our “in-house” software products. From time-to-time, our applications support specialists also provide support for the technology solutions segment.

Typically, sales of software and related services generate significantly higher margins than sales of hardware. Because revenues in our software applications segment result from sales and support of software products developed for resale, and are coupled with a relatively small volume of related hardware sales, (also referred to as “software and related services”), our software applications segment produces higher margins than our technology solutions segment. Conversely, revenues in our technology solutions segment result primarily from hardware sales, and a relatively smaller amount of integration services (also referred to as “hardware sales and related services”). Accordingly, our technology solutions segment produces lower margins than our software applications segment.

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

In addition, we provide network integration solutions as a value added reseller (selling equipment purchased from vendors to which we have added our engineering services) of computer hardware and engineering services. These technologies include, but are not limited to:

•	technology planning (developing plans to purchase or upgrade computers, telephone equipment, cabling and software);

•	hardware/software sales and installation;

•	system and network integration (combining different computer programs, processes and hardware such that they operate and communicate seamlessly as a tight-knit system.);

•	wide area networking (linking a group of two or more computer systems over a large geographic area, usually by telephone lines or the internet);

•	wireless networking (linking a group of two or more computer systems by radio waves);

•	IP Telephony and IP Surveillance (sending voice calls and surveillance across the internet using internet protocol (“IP”), a standard method for capturing information in packets);

•	project management (overseeing installation of computers, telephone equipment, cabling and software);

•	support and maintenance (using Novell, Microsoft, Cisco and Citrix certified engineers and other personnel to fix problems);

•	system monitoring (proactively monitoring computers and software to detect problems); and

•	education technologies, including distance learning and classroom learning tools.

In addition to our engineers, our technology solutions segment includes a staff of sales persons, project managers and product specialists. Our technology solutions segment also purchases and resells products from a variety of manufacturers such as Hewlett Packard, Cisco, Microsoft, Novell, Promethean, Tandberg and DIVR, and supports the software applications segment.

Currently our business efforts are focused on the two key operating segments: internally developed software applications and related service and support (our “software applications segment”), and other technology solutions and related service and support (our “technology solutions segment”).

The chart below shows revenues by business segment for the years ended December 31, 2005 and 2004.

($ in thousands)	Year Ended December 31, 2005	Year Ended December 31, 2004
Revenues
Software applications segment	$4,148	$4,676
Technology solutions segment	20,139	17,805

Revenues	$24,287	$22,481

Gross Profit
Software applications segment	$2,367	$3,063
Technology solutions segment	4,179	4,006

Gross Profit	$6,546	$7,069

Gross Margin
Software applications segment	57.1%	65.5%
Technology solutions segment	20.8%	22.5%
Gross Margin	27.0%	31.4%

C. History and Development of CSI – South Carolina

Initial Development

Our current business operations are those of CSI – South Carolina. CSI – South Carolina was incorporated under the name of Compu-Software, Inc. as a South Carolina corporation on January 12, 1990, and founded by Joe G. Black, our former interim Chief Financial Officer; Nancy K. Hedrick, our Chief Executive Officer and Director; and Beverly N. Hawkins, our Secretary and Vice President of Product Development. Ms. Hedrick and Ms. Hawkins previously worked for Data Management, Inc. (“DMI”), and while employed by DMI, they developed a software program for an accounting system designed for the local government and the kindergarten through high school (“K-12”) education sector. Ms. Hedrick and Ms. Hawkins left DMI to work for Holliday Business Service, Inc. (“HBS”) and shortly thereafter, in February of 1989, DMI sold the accounting system software to HBS. HBS created a division of the company for this accounting system named Compusoft. In January of 1990, Ms. Hawkins and Ms. Hedrick left HBS to create CSI – South Carolina under the name of Compu-Software, Inc. In connection with the establishment of the new company, HSB sold the rights to the CompuSoft software to CSI – South Carolina (Compu-Software, Inc., which subsequently changed its name to Computer Software Innovations, Inc.).

Mr. Black, a former partner with HBS, recognized the value of the software targeted at a potentially attractive niche market, and teamed up with Ms. Hedrick and Ms. Hawkins in their formation of Compu-

Software, Inc. The marketing of the accounting software and supporting the developing client base was the core business of CSI – South Carolina from its incorporation until 1999. Beginning with a small, established client base, CSI – South Carolina was profitable near inception. During this nine year period, it grew from the original two employees (Ms. Hedrick and Ms. Hawkins), fifteen clients and modest revenues to approximately thirteen employees, a client base of more than 70 customers, and revenues of more than a million dollars.

In early 1999, the original principals were joined by Thomas P. Clinton, our Vice President of Sales and Director; and William J. Buchanan, our Treasurer and Vice President of Delivery and Support. Messrs. Buchanan and Clinton had been employees of another value added reseller and for many years had worked closely with CSI – South Carolina to provide hardware network support to its clients. When their former employer began to de-emphasize the K-12 education market, Messrs. Buchanan and Clinton elected to join CSI – South Carolina. CSI Technology Resources, Inc. was formed as a wholly-owned subsidiary of CSI – South Carolina to be a value added reseller of computer hardware and network integration services. A value added reseller is a business that resells computers and other technology hardware or software coupled with “value adding” solutions such as installation services, software, customization and project management.

The addition of the technology sector provided an additional revenue source from the existing client base and new contacts. The result was an increase in revenues from approximately $2 million in 1999 to revenues of approximately $24 million for the fiscal year ended 2005.

By 2000, CSI Technology Resources, Inc. ceased to operate or be accounted for as a separate organization. Accordingly, Ms. Hedrick, Ms. Hawkins and Messrs. Black, Clinton and Buchanan became equal shareholders in CSI – South Carolina. Each principal managed a specific area of the business (i.e., sales, technical support services, product development, engineering and administration-finance). The business has continued to operate in a similar manner following its reverse merger with VerticalBuyer.

Events Leading Up to 2005 Restructuring

In 2001, Joe Black, one of the owners and the Chief Financial Officer of CSI – South Carolina at the time, announced to the other four owners that he expected to retire within three years. He also indicated that he might want to cash out all or a portion of his interest in CSI – South Carolina at the time of his retirement. The five owners of CSI – South Carolina began to plan for the approaching retirement of Mr. Black and for the possible disposition of his shares of stock in connection with his retirement. The owners decided to look for financing and considered the possibility of selling stock from each owner in CSI – South Carolina to an investor, as well as positioning CSI – South Carolina for growth. CSI – South Carolina interviewed a few investment banking firms in 2001 and 2002, including The Geneva Companies, Inc. (“Geneva”), an affiliate of Citigroup, Inc. Management selected Geneva and engaged it to advise CSI – South Carolina and the five principals on valuation and financing strategies. Geneva directed the process of locating potential strategic or financial partners for CSI – South Carolina.

CSI – South Carolina spoke with several interested parties from 2003 into 2004, but no firm prospects emerged until early 2004. Ultimately, CSI – South Carolina and its owners signed a letter of intent on May 10, 2004 to sell the stock of CSI – South Carolina to Yasup, LLC of New York, New York, which CSI – South Carolina management believed to be affiliated with a larger company in CSI – South Carolina’s industry. Pursuant to the letter of intent, CSI – South Carolina began providing information and materials concerning its business to Yasup, LLC. Subsequently, on July 19, 2004, CSI – South Carolina and its owners signed a revised letter of intent with Yasup, LLC for the sale of CSI – South Carolina. This letter of intent provided that it would terminate if a definitive agreement was not executed within 90 days, or by October 17, 2004.

Over the next several months, the owners of CSI – South Carolina negotiated with Yasup, LLC concerning the acquisition. During these negotiations, Yasup, LLC indicated that several companies had evaluated possible financing for the acquisition, but none committed funds. Ultimately, the parties could not come to terms by the termination date of the letter of intent or afterwards, and the proposed acquisition was abandoned.

Through its financial adviser, Liberty Company, LLC (“Liberty”), Barron Partners LP, a Delaware limited partnership (“Barron”), became aware that CSI – South Carolina was seeking to restructure. After the July 19, 2004 letter of intent with Yasup, LLC had terminated, Barron approached the owners of CSI – South Carolina through Geneva about financing possibilities. On December 2, 2004, CSI – South Carolina and Barron executed a letter of intent by which Barron proposed to buy common stock from the CSI – South Carolina owners and acquire other rights in CSI – South Carolina (or another company into which CSI – South Carolina would merge) after the transaction.

Barron is a “micro-cap fund,” limited by its organizational documents to investments in companies that are public entities, so the transaction required the merger of CSI – South Carolina into a public company that was already reporting to the SEC prior to the investment by Barron. In order to accomplish this, Barron and CSI – South Carolina determined that the most effective alternative was for CSI – South Carolina to merge into a publicly held inactive shell corporation. In addition, our shareholders believed that converting CSI – South Carolina into a publicly held entity would provide the Company in the long term with access to public capital markets that could provide funds for future strategic growth. A public market for the Company’s stock would also provide the five shareholders with liquidity for their equity investment in the recapitalized Company.

Barron searched for a publicly held inactive shell corporation, eventually identifying VerticalBuyer, Inc., a Delaware corporation, 77% of the common stock of which was held by Maximum Ventures, Inc. (“Maximum Ventures”), a New York corporation. VerticalBuyer, which is described in more detail under “—Q. VerticalBuyer, Inc.” below, had formerly been engaged in the development of internet sites and had ceased all operations in September 2001. Maximum Ventures purchased its interest in VerticalBuyer on March 12, 2004.

CSI – South Carolina and Barron originally envisioned that Barron would acquire the inactive shell corporation required to facilitate the contemplated investment by Barron. In December 2004, Barron entered into negotiations with Maximum Ventures for the shares held by it in VerticalBuyer, and advanced $50,000 as an advisory fee, to be credited against the purchase price. However, subsequent to these initial negotiations by Barron with Maximum Ventures, Barron was advised that its organizational documents would not permit it to acquire a corporation with substantially no assets. Accordingly, CSI – South Carolina and Barron agreed that CSI – South Carolina would acquire a controlling interest in VerticalBuyer.

In December 2004 and January 2005, CSI – South Carolina performed legal and financial due diligence on VerticalBuyer, completed negotiations with Maximum Ventures for the purchase of its stockholdings in the inactive corporation and finalized a stock purchase agreement. On January 28, 2005, CSI – South Carolina and Barron entered into a second amendment to their letter of intent. In addition to extending Barron’s exclusive due diligence period until February 28, 2005, CSI – South Carolina also agreed that it would not sell or otherwise dispose of any of the shares of VerticalBuyer’s common stock it was to purchase without the prior written consent of Barron, other than as a part of the transactions contemplated by the letter of intent. In addition, Barron agreed to purchase from CSI – South Carolina all of such VerticalBuyer stock, at the same price at which it was to be purchased from Maximum Ventures, in the event that the closing of the transactions contemplated by the letter of intent were not consummated by February 28, 2005. The parties contemplated that any exercise of such right by Barron would have been accomplished through an assignee of Barron.

On January 31, 2005, CSI – South Carolina and Maximum Ventures entered into a stock purchase agreement and CSI – South Carolina concurrently purchased all of the 13,950,000 shares of the common stock of VerticalBuyer from Maximum Ventures. CSI – South Carolina’s acquisition of a majority interest in VerticalBuyer from Maximum Ventures is described in more detail under “—E. The Merger and Recapitalization—Description of Merger and Related Investment Transactions—Purchase of Majority Interest of VerticalBuyer by CSI – South Carolina.”

Upon the consummation of the stock purchase transaction with Maximum Ventures, VerticalBuyer became a 77% owned subsidiary of CSI – South Carolina. Officers of CSI – South Carolina were appointed as officers of

VerticalBuyer as follows: Nancy K. Hedrick, President and CEO; Joe G. Black, Interim CFO; William J. Buchanan, Treasurer; and Beverly N. Hawkins, Secretary. Effective upon the closing of the Maximum Ventures transaction, the following persons, who had no previous association with VerticalBuyer or CSI – South Carolina, were appointed to the board of directors: Anthony H. Sobel, Thomas V. Butta and Shaya Phillips. Prior to Barron, CSI – South Carolina or VerticalBuyer entering into any definitive agreements, the management of CSI – South Carolina was having difficulty in identifying and securing independent director candidates that it thought would add value to the Company. Accordingly, management solicited advice from Barron regarding potential independent director candidates. Barron introduced Messrs. Sobel, Butta and Phillips. Mr. Sobel, who had no prior business or investment ties to Barron, has experience in the management and financing of emerging enterprises. Mr. Sobel is the chief executive officer of Montana Metal Products, L.L.C., a precision sheet metal fabrication and machining company. Robert F. Steel, a consultant to us who is also an investor in Barron, is an investor with Mr. Sobel in Montana Metal Products. Messrs. Butta and Phillips were introduced to CSI – South Carolina because of their experience in technology and software-based businesses. Mr. Butta, who subsequently resigned as a director on February 22, 2006, is President and Vice Chairman of the board of directors of a21, Inc., a concern in which Barron invested. Mr. Phillips previously served as chief operating officer and chief technology officer of Global Broadband, Inc., a concern in which Barron years earlier had invested. Mr. Phillips has consulted on a limited basis for Barron with respect to technology investments.

On February 10, 2005, CSI – South Carolina and VerticalBuyer, its then 77% owned subsidiary, entered into the Agreement and Plan of Merger. The agreement provided that CSI – South Carolina would merge into VerticalBuyer, with VerticalBuyer being the surviving corporation. As a result, CSI – South Carolina would in effect become a publicly held company reporting to the SEC. Also on February 10, 2005, CSI – South Carolina and Barron entered into definitive agreements for a preferred stock investment in VerticalBuyer following its merger with CSI – South Carolina. The merger and other transactions contemplated by the Barron letter of intent and definitive agreements were consummated February 11, 2005 and are described in more detail in “—E. The Merger and Recapitalization” below.

D. Subsidiaries

Our consolidated financial statements continue to include CSI Technology Resources, Inc. as a wholly-owned subsidiary. However, this subsidiary no longer has any significant operations or separate accounting. Its former operations are now accounted for within CSI, except that CSI Technology Resources, Inc. is still named in certain contracts. At a future date, these contracts may be transferred to the parent and the subsidiary deactivated, subject to a review of any tax and legal consequences.

We have no other subsidiaries.

E. The Merger and Recapitalization

Incorporated in Delaware on September 24, 1999, we were previously known as VerticalBuyer, Inc. We ceased business operations of any kind in September 2001. Prior to assuming the business operations of CSI – South Carolina in the February 2005 merger, VerticalBuyer was an inactive shell corporation without material assets or liabilities. The prior operations of VerticalBuyer are discussed in “—Q. VerticalBuyer, Inc.”

In the first quarter of 2005, the Company completed a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by CSI – South Carolina. These culminated on February 11, 2005 with the merger of CSI – South Carolina into VerticalBuyer, our issuance of preferred stock, common stock, common stock warrants and certain subordinated notes, and the change of our name to Computer Software Innovations, Inc. We refer to the Company prior to such merger as “VerticalBuyer.”

Merger Accounting

The merger was accomplished through an exchange of equity interests.

Under Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” the merger of CSI – South Carolina into VerticalBuyer was considered to be a reverse acquisition, whereby CSI – South Carolina is considered to be the acquirer. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. VerticalBuyer had no assets or liabilities at the time of acquisition. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition are required to be expensed as incurred. Shares issued in the transaction are shown in our financial statements as outstanding for all periods presented and the activities of the surviving company (VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI – South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

The accounting treatment for the merger is discussed in more detail in Item 6, “Management’s Discussion and Analysis or Plan of Operation—B. Reverse Merger and Investment by Barron Partners LP” and in Note 2, “Acquisition and Merger” to our audited consolidated financial statements as of December 31, 2005, included as part of this annual report.

Summary of Merger and Related Investment Transactions

The significant merger related activity, on a cash basis, in the order it occurred is as follows:

Purchase of majority interest in VerticalBuyer shell company by CSI – South Carolina	$(415,024	)(1)
CSI – South Carolina’s redemption of options	(899,144)
Initial cash payment of portion of CSI – South Carolina $3,460,000 dividends declared to shareholders	(960,000)
Proceeds from sale of preferred stock and warrants in merger	5,042,250
Proceeds from issuance of subordinated note to Barron	1,875,200
Payment of remaining outstanding dividends declared, from preferred stock and warrant proceeds	(2,500,000)
Payment on one of the two sets of subordinated notes issued to shareholders in connection with merger	(3,624,800)
Payment of debt issuance costs for $3,000,000 revolving credit facility	(83,800)
Initial borrowings under revolving credit facility	1,500,000
Payment on second set of shareholder notes and Barron’s note from loan proceeds	(1,500,000)

Net effect of merger transactions on cash, and cash used for financing activities	$(1,565,318)

(1)	Consists of $450,000 aggregate agreed-upon purchase price (including approximately $5,000 used to satisfy outstanding liabilities of VerticalBuyer) and an additional $20,000 paid to Maximum Ventures to offset its legal and accounting expenses, net of the $50,000 contribution by Barron and a $5,000 allowance to help defray our legal and professional expenses.

In addition to the cash used for financing activities related to the merger, the Company incurred approximately $700,000 in legal and professional fees, which were expensed.

The above transactions are described in more detail below under “—Description of Merger and Related Investment Transactions.” Our financial analysis of these transactions is discussed in Item 6, “Management’s Discussion and Analysis or Plan of Operation.”

Description of Merger and Related Investment Transactions

Purchase of Majority Interest of VerticalBuyer by CSI – South Carolina

On January 31, 2005, CSI – South Carolina purchased 13,950,000 shares of the common stock, $0.001 par value, of VerticalBuyer from Maximum Ventures pursuant to a Stock Purchase Agreement. The shares purchased by CSI – South Carolina represented approximately 77% of VerticalBuyer’s outstanding common stock. The purchase price was $450,000, with approximately $53,000 of that amount going to satisfy the outstanding liabilities of VerticalBuyer at that time. CSI – South Carolina also reimbursed Maximum Ventures for legal expenses of $20,000. The purchase price was reduced by a $5,000 allowance from Maximum Ventures to defray a portion of the estimated costs of preparation of tax returns for 2001, 2002, 2003 and 2004 and accountant fees for the 2004 audit. CSI – South Carolina also received credit for the $50,000 pre-paid advisory fee previously paid by Barron to Maximum Ventures as earnest money. As a part of its preferred stock investment in the Company, Barron contributed the $50,000 prepayment for the Company’s benefit to help defray transaction legal expenses. There were no finder’s fees or other monetary consideration paid in connection with the Stock Purchase Agreement and the purchase of the VerticalBuyer shares.

The purpose of the purchase of the VerticalBuyer shares was the procurement of a publicly held inactive shell corporation into which CSI – South Carolina could merge and itself become a publicly held corporation reporting to the SEC. The reasons for utilizing a shell corporation are described in more detail under “—C. History and Development of CSI – South Carolina—Events Leading Up to 2005 Restructuring.”

In connection with CSI – South Carolina’s purchase of the VerticalBuyer shares owned by Maximum Ventures, Mr. Abraham Mirman resigned as president, CEO and sole director of VerticalBuyer and Mr. Chris Kern resigned as its CFO. Messrs. Mirman and Kern also served as president and vice president, respectively, of Maximum Ventures. Anthony H. Sobel, Thomas V. Butta and Shaya Phillips were appointed as directors of VerticalBuyer. The board of directors appointed new officers of VerticalBuyer, who were also officers of CSI – South Carolina. These were Nancy K. Hedrick, President and CEO; Joe G. Black, interim CFO; Beverly N. Hawkins, Secretary; and William J. Buchanan, Treasurer. The officer and director appointments were ratified by CSI – South Carolina, as majority stockholder, acting by non-unanimous written consent on January 31, 2005.

Pursuant to a Stock Purchase Agreement between CSI – South Carolina and Maximum Ventures dated January 31, 2005, CSI – South Carolina and Maximum Ventures made certain representations and warranties, including representations and warranties by Maximum Ventures with respect to VerticalBuyer. In particular, Maximum Ventures made representations and warranties with respect to: (1) VerticalBuyer’s due organization, valid existence and good standing under Delaware law; (2) the authorized and outstanding common and preferred stock of VerticalBuyer; (3) the absence of any outstanding options, warrants or convertible securities; (4) the absence of any obligation to file a registration statement with respect to common or preferred shares of VerticalBuyer; (5) the absence of any legal proceedings pending or threatened against VerticalBuyer or any of its properties or any of its officers or directors; (6) all tax returns being properly filed, except for income tax returns for years 2001 through 2004; (7) VerticalBuyer being current in its reporting obligations under the Securities Exchange Act of 1934; (8) the absence of any liens or encumbrances on the common stock to be transferred pursuant to the Stock Purchase Agreement, except for certain restrictions on transfer; (9) Maximum Ventures having the legal right to consummate the transactions contemplated by the Stock Purchase Agreement; (10) VerticalBuyer’s compliance with, and absence of any violation by it of, laws and regulations; (11) the identity of the director, officers and employees of VerticalBuyer; (12) the identity of all existing creditors and claims (totaling approximately $53,000); (13) the accuracy of the books and records; (14) the exemption from the registration requirements of the Securities Act of 1933 for the stock sale; and (15) the absence, to Maximum Venture’s knowledge, of any material misstatement or of a material fact or omission to state a material fact contained in VerticalBuyer’s filings with the SEC, and the absence of any material adverse change from the facts set forth in VerticalBuyer’s Form 10-KSB for the fiscal year ended December 31, 2003. The filing deficiency with respect to income tax returns VerticalBuyer failed to file between 2001 and 2004 has been remedied. In view of VerticalBuyer having ceased operations during this period and reporting no income, the cost of remediating these filing deficiencies was not material.

The parties also agreed to indemnify each other generally for any breaches of any of their respective representations, warranties and covenants. In the case of Maximum Ventures, indemnification liability is capped at $450,000. CSI – South Carolina and Maximum Ventures also gave further assurances that they would cooperate in the future to carry out the purposes of the Stock Purchase Agreement, including the preparation and filing of future reports of VerticalBuyer with the SEC.

Reverse Stock Split

On January 31, 2005, the board of directors of VerticalBuyer approved a reverse stock split in order to facilitate a potential merger with CSI – South Carolina. In the reverse stock split, every 40 shares of VerticalBuyer’s common stock issued and outstanding on the record date, February 10, 2005, were converted and combined into one share of post-split shares. The reverse split was effected pursuant to an amendment to our certificate of incorporation and was paid on February 11, 2005. No fractional shares were issued nor any cash paid in lieu thereof. Rather, all fractional shares were rounded up to the next highest number of post-split shares and the same issued to any beneficial holder of such pre-split shares which would have resulted in fractional shares. Accordingly, each beneficial holder of our common stock received at least one post-split share and no stockholders were eliminated. Pursuant to the amendment to our certificate of incorporation effecting the reverse stock split, the number of authorized and preferred shares remained unchanged at 50,000,000 and 5,000,000, respectively. Continental Stock Transfer & Trust Company, New York, New York, our transfer agent, served as exchange agent for the reverse split.

On January 31, 2005, following the board’s approval of the reverse stock split, CSI – South Carolina, acting as majority stockholder, approved by non-unanimous written consent the reverse split and the related amendment to our certificate of incorporation.

Par Value

In connection with the January 31, 2005 approval of the reverse stock split, the board of directors of VerticalBuyer also approved the elimination of par value of all shares of our authorized common and preferred stock. Such change was likewise approved on January 31, 2004 by CSI – South Carolina, as majority stockholder acting by non-unanimous written consent. Subsequently, on February 9, 2005, the board decided it was in the best interest of VerticalBuyer and more economical to retain par value of $0.001 for all of our authorized common and preferred stock. This decision was made prior to the filing of the amendment to our certificate of incorporation and accordingly, the par value of our common and preferred stock has not changed. CSI – South Carolina as majority stockholder acting by non-unanimous written consent, also approved the subsequent retention of par value on February 9, 2005.

Name Change

On February 4, 2005, the board of directors of VerticalBuyer approved the change of our name from VerticalBuyer, Inc. to Computer Software Innovations, Inc. The board also approved an amendment to our certificate of incorporation effecting such change. Following the board’s approval of the name change on February 4, 2005, CSI – South Carolina, acting as majority stockholder by non-unanimous written consent, also approved the name change.

The change of our name to Computer Software Innovations, Inc. became effective on February 10, 2005, concurrently with the reverse stock split, upon the filing of an amendment to our certificate of incorporation.

CSI – South Carolina Redemption of Options

Prior to the merger on February 9, 2005, CSI – South Carolina redeemed stock options for 6,234 (738,195, as restated in our consolidated financial statements) shares of its common stock in exchange for $899,144 cash. Under CSI – South Carolina’s stock option plan, certain non-executive employees had been granted stock options for an aggregate of 9,000 (1,065,746, as restated in our consolidated financial statements) shares of CSI – South Carolina common stock. The redeemed options represented 73.34% of then outstanding options for 8,500 (1,006,538, as restated in our consolidated financial statements) shares. Pursuant to the plan, the option holders retained the remaining portion of their options. In connection with the merger, the surviving corporation assumed such options, which after the merger became exercisable for shares of common stock of the surviving corporation at the share ratio applicable to shares of CSI – South Carolina common stock cancelled in the merger. Following the merger, the remaining options were exercisable for 268,343 shares of the Company’s common stock.

The redemption by CSI – South Carolina of the options was contemplated by the parties to the Merger Agreement between CSI – South Carolina and VerticalBuyer, and the preferred stock purchase agreement between Barron and the Company relating to Barron’s preferred stock investment in the merged Company. The option redemption was a condition to both agreements. The purpose of the redemption was to permit the option holders, consisting of non-executive employees of CSI – South Carolina whom management believed to have contributed to the success of that company, to participate with the five shareholders in the cash consideration received by the shareholders in the merger.

For additional discussion of the redemption of the CSI – South Carolina options and other option plans of the Company, see Item 6, “Management’s Discussion and Analysis or Plan of Operation—B. Reverse Merger and Investment by Barron Partners LP—Summary of Merger Transactions.”

CSI – South Carolina Dividends

Prior to the merger on February 11, 2005, CSI – South Carolina declared dividends to its five shareholders totaling $3,460,000. Those shareholders were: Nancy K. Hedrick, Joe G. Black, Beverly N. Hawkins, Thomas P. Clinton and William J. Buchanan. Of this amount, $960,000 was paid in cash and $2.5 million recorded as subordinated dividend notes payable to each shareholder. These notes were repaid immediately following the merger from the proceeds of the issuance of the preferred stock and the approximately $1.9 million subordinated loan from Barron.

The dividends were contemplated by the parties to the Merger Agreement (CSI – South Carolina and VerticalBuyer) and the Preferred Stock Purchase Agreement (Barron and VerticalBuyer), and were conditions in such agreements to the consummation of the merger and Barron’s preferred stock investment. The dividends resulted from the desire of the five shareholders of CSI – South Carolina to withdraw a substantial amount of cash which had accumulated in CSI – South Carolina prior to the sale of their stock in the merger.

The Merger

At a meeting on February 4, 2005, the board of directors of VerticalBuyer considered and approved the potential merger of CSI – South Carolina into VerticalBuyer and a related merger agreement. The board had previously discussed such merger at its January 31, 2005 meeting and in meetings with legal and other advisors.

On February 10, 2005, VerticalBuyer and CSI – South Carolina executed the Agreement and Plan of Merger. On February 11, 2005, CSI – South Carolina merged into VerticalBuyer, with VerticalBuyer continuing as the surviving corporation. In the merger, the former stockholders of CSI – South Carolina received, in exchange for their shares of CSI – South Carolina common stock, two sets of notes totaling $3,624,800 and $1,875,200, respectively, and 2,526,905 shares of our common stock. Such consideration was in addition to the pre-merger dividend by CSI – South Carolina. The set of notes totaling $3,624,800 was repaid to the former CSI – South Carolina shareholders immediately following the merger from the proceeds of the preferred stock and the $1,875,200 subordinated note issued to Barron, as described under “Sale of Preferred Stock and Warrants” below. Subordinated notes payable to the former shareholders of CSI – South Carolina totaling $1,875,200 remained outstanding following the merger. Amounts outstanding under these notes totaled $1,125,200 as of December 31, 2005. The terms of the subordinated notes are described more fully under “Subordinated Notes” below.

The shares of the common stock of VerticalBuyer previously held by CSI – South Carolina, representing approximately 77% of VerticalBuyer’s issued and outstanding capital stock, were cancelled in the merger. The remaining stockholders of VerticalBuyer retained their existing shares, subject to the 40 to 1 reverse stock split. Such minority stockholders had appraisal rights as provided in accordance with Delaware law, whereby they could elect to have their shares repurchased by the surviving corporation. No minority stockholders elected to exercise their appraisal rights.

As a result of the reverse stock split and merger, immediately following the merger the Company had approximately 2.6 million shares of common stock outstanding. As a result of the issuance of the preferred stock and warrants (discussed in “—Sale of Preferred Stock and Warrants” below), on a diluted basis, assuming the conversion of the preferred stock and exercise of outstanding warrants and options, approximately 17.3 million shares of common stock were outstanding.

Pursuant to the Agreement and Plan of Merger, a new board of directors was constituted and new officers appointed. See Item 9 for information on our officers and directors.

In accordance with the Agreement and Plan of Merger, upon the consummation of the merger, the certificate of incorporation and the bylaws of the Company were each amended and restated.

Sale of Preferred Stock and Warrants

At its meeting on February 4, 2005, VerticalBuyer’s board, in connection with the merger, approved the issuance and sale of shares of its preferred stock and common stock warrants to Barron in exchange for the payment of $5,042,250 pursuant to the terms of a Preferred Stock Purchase Agreement. Pursuant to the agreement, Barron also agreed to lend an additional $1.9 million, in the form of a subordinated note on the same terms as the subordinated notes payable to the former CSI – South Carolina shareholders in the merger. Later, on February 4, 2005, CSI – South Carolina, acting as majority stockholder by non-unanimous written consent, ratified the board’s approval of the transactions with Barron.

On February 10, 2005, VerticalBuyer entered into the Preferred Stock Purchase Agreement with Barron. Pursuant to the agreement, on February 11, 2005, immediately following the consummation of the merger, we issued to Barron 7,217,736 shares of our newly created Series A Convertible Preferred Stock in exchange for the payment of $5,042,250. Barron was also issued two warrants to purchase in the aggregate 7,217,736 shares of our common stock. The preferred stock is convertible into common stock on a one-for-one basis. The exercise prices of the warrants are $1.3972 and $2.0958 per share. Each warrant is exercisable for half of the total warrant shares. The terms and conditions of the warrants are identical except with respect to exercise price.

Both the conversion of the preferred stock and the exercise of the warrants are subject to restrictions on ownership that limit Barron’s beneficial ownership of our common stock. Initially, Barron was generally prohibited from beneficially owning greater than 4.99% of our common stock, and such restriction could be waived by Barron upon 61 days prior notice. It was the intention of the Company and Barron that the preferred stockholder never acquire greater than 4.99% of the Company’s common stock and never be deemed an “affiliate” or “control person” under federal securities laws. For avoidance of doubt, Barron and we agreed to remove the 61 day waiver provision and to impose a non-waivable beneficial ownership cap of 4.9%. These agreements were implemented on November 7, 2005. Pursuant to the terms of the Certificate of Designation governing the preferred stock and the warrants, the ownership cap may not be amended or waived without the approval of the common stockholders of the Company, excluding for such vote all shares held by the holders of preferred stock and warrants (including Barron) and any directors, officers or other affiliates of the Company.

As of March 17, 2006, Barron had not exercised any portion of the warrants. The warrants provide that they may be exercised on a cashless basis after February 11, 2006 if there were no registration statement effective permitting the resale of the common stock underlying the warrants. In such event, we would receive no proceeds from their exercise. However, our Form SB-2 registration statement covering the warrant shares was declared effective by the SEC on February 14, 2006. So long as we maintain the effectiveness of a registration statement for the resale of the shares underlying the warrants, the warrant holder is prohibited from utilizing a cashless exercise.

The terms of the Series A Convertible Preferred Stock are contained in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, which is part of our charter and filed with the Secretary of State of Delaware. Disclosure on the provisions of the Certificate of Designation is contained in “—Certificate of Designation.” The holder of the preferred stock also possesses rights pursuant to the Preferred Stock Purchase Agreement, which is discussed in “—Preferred Stock Purchase Agreement” below. Other provisions of the warrants are discussed in “—Warrants” below.

Registration Rights Agreement

In conjunction with the Preferred Stock Purchase Agreement, the Company also entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby we agreed to register the shares of common stock underlying the preferred stock and warrants to be sold to Barron. Under the initial terms of the Registration Rights Agreement, the Company was obligated to file, within 45 days following the execution of the Registration Rights Agreement, a registration statement covering the resale of the shares. The agreement also obligated us to use our best efforts to cause the registration statement to be declared effective by the SEC within 120 days following the closing date of the registration rights agreement (February 11, 2005) or generally such earlier date as permitted by the SEC. Barron could have also demanded the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” require us (subject to carveback by a managing underwriter) to include such shares in certain registration statements we may file. We are obligated to pay all expenses in connection with the registration of the shares and may be liable for liquidated damages in the event the registration of shares is not maintained pursuant to the agreement.

Under the terms of the initial Registration Rights Agreement, liquidated damages would be triggered if we failed (i) to file the registration statement within 45 days from February 11, 2005, (ii) to cause such registration statement to become effective within 120 days from February 10, 2005, or (iii) to maintain the effectiveness of the registration statement. These requirements are subject to certain allowances: 45 “Amendment Days” during any 12-month period to allow the Company to file post-effective amendments to reflect a fundamental change in the information set forth in the registration statement, and “Black-out Periods” of not more than ten trading days per year in our discretion, during which liquidated damages would not be paid.

Under the initial terms of the Registration Rights Agreement with Barron, the liquidated damages were payable in cash at a rate of 25% per annum on Barron’s initial preferred stock and warrant investment of $5,042,250. Because the liquidated damages were payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) existed until the registration became effective. Accordingly, the entire proceeds of the preferred stock issuance except for the par value were allocated to the warrants and recorded as a liability. Additional information on this accounting treatment is presented in Note 8, “Preferred Stock and Related Warrants” to our audited consolidated financial statements as of December 31, 2005, included as part of this annual report.

It was not the intent of either CSI or Barron that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock and warrant issuance being recorded as a liability rather than equity. In response, on November 7, 2005, CSI and Barron entered into an amendment to the Registration Rights Agreement that eliminated cash liquidated damages and replaced them with liquidated damages in the form of additional shares of Series A Convertible Preferred Stock. Accordingly, the fair value of the warrants at that date was reclassified to equity as additional paid-in capital. Pursuant to the amendment, 2,472 shares of preferred stock will be issued to Barron for each day when liquidated damages are triggered. The maximum number of shares that could be issued as of March 17, 2006 was 815,760. The amendment also resolved a conflict in the initial Registration Rights Agreement whereby some time periods for registration and liquidated damages were determined with respect to the date of the agreement (February 10, 2005) while others utilized the closing date of the agreement (February 11, 2005). Under the amended agreement, all such periods are determined in relation to February 11, 2005.

Prior to the execution of the amendment, Barron agreed to waive any liquidated damages through November 30, 2005 pursuant to a waiver dated September 30, 2005. Barron had also waived liquidated damages on three prior occasions. In exchange, during the fourth quarter of 2005 we paid Barron $50,000 and agreed to cause the registration statement to become effective under the Registration Rights Agreement on or before November 30, 2005. We entered into a fifth waiver extending the required effectiveness date until January 31, 2006 and a sixth waiver extending the required effectiveness date until February 28, 2006. Our registration statement was declared effective by the SEC on February 14, 2006. We would again be subject to the payment of liquidated damages, in the form of 2,472 preferred shares per day through February 11, 2007, if we do not maintain the effectiveness of the registration statement, subject to allowances for Amendment Days or Black-Out Periods.

Subordinated Notes

On February 11, 2005, the Company also issued six subordinated promissory notes payable, respectively, to Barron and the five former shareholders of CSI – South Carolina: Nancy K. Hedrick, Joe G. Black, Beverly N. Hawkins, Thomas P. Clinton and William J. Buchanan. The five notes payable to the former CSI – South Carolina shareholders were issued pursuant to the Agreement and Plan of Merger and constituted a portion of the shareholders’ consideration in the merger. The note payable to Barron, issued pursuant to the Preferred Stock Purchase Agreement, evidences a subordinated loan to the Company in connection with Barron’s investment in the preferred stock. All such notes rank equally in right of payment in the event of bankruptcy or liquidation of the Company, or similar events, and are subordinated in right of payment to all other non-subordinated debt of the Company. Payments of principal and interest may be paid as agreed under such subordinated notes, so long as, generally, we are not in default under any of our senior indebtedness.

The Barron note provides that the Company will repay to Barron $1,875,200, with interest accruing at an annual rate of the prime rate plus 2%. We must pay the principal on the note in full on or before May 10, 2006. Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full. At December 31, 2005, $1,125,200 was outstanding under the Barron subordinated note.

The aggregate principal sum borrowed under the notes payable to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount borrowed, the terms of the notes are substantially identical to the note payable to Barron. On December 31, 2005, the aggregate outstanding balance on the five shareholder subordinated notes was $1,125,200.

We anticipate repaying the subordinated notes from the proceeds from the exercise of the warrants and cash generated by operations. The repayment of the subordinated notes is discussed further in Item 6, “Management’s Discussion and Analysis or Plan of Operation—F. Liquidity and Capital Resources.”

Preferred Stock Purchase Agreement

Barron invested in our preferred stock and warrants pursuant to the Preferred Stock Purchase Agreement. It contains certain rights of the holders of the preferred stock and certain limitations on us in addition to those contained in the Certificate of Designation. In addition to the customary representations, warranties and other provisions, the Preferred Stock Purchase Agreement:

•	required Barron, as the investor in the preferred stock, to make a subordinated loan to the Company in the amount of approximately $1.9 million. Barron’s loan was funded with cash at closing and was substantially utilized to fund the merger consideration;

•	required the five former shareholders of CSI – South Carolina, collectively, to make subordinated loans totaling approximately $1.9 million. The loans by the former CSI – South Carolina shareholders were funded by merger consideration which otherwise would have been payable in cash;

•	provided that Barron waived reimbursement of certain prepaid expenses in the amount of $81,726.50, so as to provide the Company with funds to apply toward its legal expenses relating to the sale of the preferred stock and related transactions. This amount included the $50,000 prepayment by Barron to Maximum Ventures relating to the purchase of a majority of VerticalBuyer’s common stock, as well as $31,726.50 advanced by Barron to its financial adviser, Liberty Company LLC to reimburse expenses related to finding and initially investigating the VerticalBuyer shell corporation;

•	provided for the delivery of the two warrants;

•	required that the merger be consummated immediately prior to the sale of the preferred stock and the warrants;

•	required the execution and continued effectiveness of the Registration Rights Agreement;

•	requires us to reserve shares of common stock underlying the preferred stock and warrants;

•	obligates us to continue to report to the Commission under Section 15(d) of the Securities Exchange Act of 1934, as amended, or register under Section 12(b) or (g) thereunder;

•	prohibits us from issuing any shares of our preferred stock for a period of three years, which preferred stock is convertible into shares of our common stock other than on a conversion ratio that is fixed, with certain exceptions;

•	prohibits us for a period of three years from issuing any convertible debt;

•	prohibits us for a period of three years from entering into any transactions that have reset features that result in additional shares being issued;

•	required us within 90 days to employ a chief financial officer who has experience with public companies, and provides for liquidated damages for our failure to comply. On May 6, 2005, we employed David B. Dechant as our chief financial officer, in fulfillment of this provision. Biographical information on Mr. Dechant is presented in Item 9;

•	requires us to use the proceeds from the sale of the preferred stock and the warrants for working capital and the repayment of certain notes related to the merger;

•	provides that, until such time as all of the preferred stock shall have been converted into common stock, Barron and the five former shareholders of CSI – South Carolina, Inc. will have the right to participate in any subsequent funding by the Company on a pro rata basis at 80% of the offering price;

•	prohibits any insiders, including all of our officers and directors, from selling any shareholdings for a period of two years;

•	for two years, prohibits any employment and consulting contracts from containing any provisions for the following: bonuses not related directly to increases in earnings; any car allowances not approved by the unanimous vote of the board of directors; any anti-dilution or reverse split provisions for shares, options or warrants; any deferred compensation, any unreasonable compensation or benefit clauses; or any termination clauses paying over 18 months of salary; and

•	prohibits any variable rate or other transaction whereby a purchaser of securities is granted the right to receive additional shares based upon future transactions of the Company on terms more favorable than those granted to such investor in the investor’s current offering.

On November 7, 2005, Barron and the Company amended the Preferred Stock Purchase Agreement. The amendment reflected changes in the warrants and the Certificate of Designation in connection with the parties’ agreements to make the beneficial ownership limitation on preferred stockholders and warrants holders (including Barron) non-waivable. For a discussion of the amendments relating to the beneficial ownership cap, see “—Sale of Preferred Stock and Warrants.”

Certificate of Designation

The terms of the Series A Convertible Preferred Sock are governed by an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on November 7, 2005, which we refer to as the “Certificate of Designation.” The Certificate of Designation authorizes the issuance of up to 8,300,472 shares of Series A Convertible Preferred Stock. The preferred stock is convertible into shares of our common stock on a one-for-one basis at the election of the holder. There are no redemption provisions.

Significant features of the Certificate of Designation include:

•	A holder of preferred stock (including Barron) is prohibited from converting any shares of the preferred stock if such conversion would result in it beneficially owning greater than 4.9% of our common stock. The only exception to the beneficial ownership limitation is in the event of a change in control, whereby all of the preferred stock would be automatically converted;

•	Provides that the beneficial ownership limitation may only be amended or waived with the unanimous consent of the Series A Convertible Preferred stockholder(s) and a majority of the non-affiliated holders of outstanding common stock (excluding as affiliated holders all holders of the Series A Preferred Stock or the related warrants);

•	Provides that the preferred stockholder may elect liquidation treatment and recover its investment in the preferred stock under certain stock transfer or business combination transactions (for example, in the event of a tender offer or compulsory share exchange.)

•	No dividends are payable with respect to the Series A Convertible Preferred Stock or upon liquidation of the Company;

•	The Series A Convertible Preferred Stock generally has no voting rights; and

•	Upon liquidation of the Company, the preferred stockholders are entitled to be paid out of the assets of the Company an amount equal to $0.6986 per share before any distributions are made to common stockholders.

Warrants

Pursuant to the terms of a Preferred Stock Purchase Agreement with Barron, we issued to Barron two warrants to purchase 7,217,736 shares of our common stock. The respective exercise prices of the warrants are $1.3972 and $2.0958 per share, with each warrant exercisable for half of such shares. The terms and conditions of the warrants are identical except with respect to the exercise price.

Initially, Barron was subject to the same waivable beneficial ownership limitation as it was with the preferred stock. For the same reason the preferred stock was amended, the warrants were amended on November 7, 2005 to impose a non-waivable beneficial ownership limitation of 4.9%. This limitation applies to any subsequent holder of the warrants of the Company currently held by Barron. Currently, Barron may not exercise its warrants to purchase shares of common stock if and to the extent Barron’s beneficial ownership of our common stock would exceed 4.9%. The 4.9% beneficial ownership limitation is not applicable in the event of a change in control, which is defined as (i) our consolidation or merger with or into another company or entity in which we are not the surviving entity, or (ii) the sale of all or substantially all of our assets to another company or entity not controlled by our then existing stockholders in a transaction or series of transactions. We are obligated to give the holder of the warrant 30 days notice prior to a change in control. The beneficial ownership limitation may only be waived or amended with the consent of the holder of the warrant and the consent of the non-affiliate holders of a majority of the shares of our outstanding common stock.

The warrants provide that they may be exercised on a cashless basis after February 11, 2006 if there were no registration statement effective permitting the resale of the common stock underlying the warrants. However, our

Form SB-2 registration statement covering the warrant shares was declared effective by the SEC on February 14, 2006. So long as we maintain the effectiveness of a registration statement for the shares underlying the warrants, the warrant holder is prohibited from utilizing a cashless exercise.

The number of shares of common stock underlying the warrants and the exercise price of the warrants will be adjusted to reflect any stock splits, stock dividends, recapitalizations, or similar events. The warrants will also be adjusted in the event of any reorganization, consolidation, merger, or similar event in which we are not the surviving corporation. Such adjustment will entitle the holder of the warrant to receive, after the effective date of any such merger, consolidation, etc., such stock or property as the holder would have been entitled to receive on the effective date had he exercised the warrant immediately prior to the effective date.

No fractional shares will be issued upon the conversion of the warrants. Instead, any fractional amounts are to be settled in cash or by rounding up each fractional share to the next whole number.

Summary of Consideration Received by Participants in Merger and Related Transactions

Five Former Shareholders of CSI – South Carolina

In the merger and related transactions, the five former shareholders of CSI – South Carolina received consideration in the form of cash, subordinated notes and common stock in the surviving Company. The net consideration received by the five former CSI – South Carolina shareholders as of the closing on February 11, 2005 of the dividend, merger and related investment transactions, is summarized below.

Pre-merger Dividend

CSI – South Carolina dividends. These dividends were declared by CSI – South Carolina on February 9, 2005. Of the total, $960,000 was paid in cash prior to the merger on February 9, and $2.5 million in a subordinated note, which note was repaid in cash at the closing on February 11, 2005. The dividends that were paid to the five former shareholders of CSI – South Carolina were paid to remove accumulated cash in CSI – South Carolina. The dividends did not constitute consideration for the sale of their shares in CSI – South Carolina. Although a condition to the merger and investment by Barron, the dividends were effected independently of such subsequent transactions. Absent the merger and recapitalization, it was anticipated that the five shareholders of CSI – South Carolina would have distributed excess cash out of CSI – South Carolina upon the imminent retirement of Joe G. Black.

$3,460,000

Merger

In the merger, the five shareholders of CSI – South Carolina tendered their shares of common stock (being all of the issued and outstanding capital stock of CSI – South Carolina), which was cancelled, in exchange for the following consideration:

(a) Merger cash (gross). The five shareholders received subordinated notes totaling $3,624,800, which were repaid in cash later on the day of closing upon the receipt of investment proceeds from Barron. Net merger cash received by the shareholders totaled $3,212,015, after the payment from their merger proceeds of the fee to The Geneva Companies, Inc. totaling $412,785.	$3,624,800

(b) Merger subordinated notes. These subordinated notes were received in the merger on February 11, 2005. They mature on May 10, 2006. As of December 31, 2005, the aggregate outstanding balance of these notes was $1,125,200.	1,875,200

5,500,000
Less: advisory fee paid to The Geneva Companies, Inc. by the five shareholders	(412,785)

Net non-equity consideration received by former CSI – South Carolina shareholders in the merger	$5,087,215

(c) 2,526,905 shares of the surviving Company’s common stock (estimated value). This estimate, as of the closing, is based on the price per share of $0.6986 paid by Barron for the preferred stock and issuance of warrants. These shares represented approximately 26% of the Company’s common stock at the time, assuming conversion into common of all of the preferred stock held by Barron. The shares received were not registered under federal and state securities laws, and therefore were restricted as to resale. Also, pursuant to the Preferred Stock Purchase Agreement, the five former CSI – South Carolina shareholders are restricted for two years from selling any of such shares. The estimate is based on the arms length transaction with Barron and represents the parties’ per share value of stock received in the transaction.

1,765,295

Estimate of total consideration received by five former CSI – South Carolina shareholders in the merger	$6,852,510

Total consideration received by five former CSI – South Carolina shareholders from pre-merger dividends and in the merger	$10,312,510

On February 11, 2005, four of the five former CSI – South Carolina shareholders entered into employment agreements with the Company. These were Nancy K. Hedrick, President and Chief Executive Officer; Thomas P. Clinton, Vice President of Sales; William J. Buchanan, Vice President of Delivery and Support; and Beverly N. Hawkins, Vice President of Product Development. The employment agreements provide for compensation at a rate of $185,000 a year, plus such bonuses and raises as the board of directors may determine. Each agreement is for a term of three years, and is described in more detail under Item 10 – “Executive Compensation.”

The remaining former CSI – South Carolina shareholder, Joe G. Black, served as our interim Chief Financial Officer from the closing on February 11, 2005 until May 5, 2005. We entered into a consulting agreement with Mr. Black to provide financial and accounting consulting services to us with compensation at $75 an hour. The consulting agreement has an initial term of one year and is described in more detail under Item 12, “Certain Relationships and Related Transactions.”

Fees Paid to Financial Advisors

CSI – South Carolina and the five former shareholders, as discussed in “—C. History and Development of CSI – South Carolina—Events Leading Up to 2005 Restructuring,” retained The Geneva Companies, Inc. as their financial advisor. On February 11, 2005, upon the consummation of the merger and related transactions, Geneva received a commission of $412,785. The commission was paid by the five former shareholders.

Barron’s financial advisor and finder for its preferred stock investment in the Company was Liberty Company, LLC. Liberty was paid a fee of $275,000 upon the consummation of the merger and related transactions on February 11, 2005, which fee was based on a percentage of Barron’s investment. Pursuant to the terms of the Preferred Stock Purchase Agreement, Liberty’s fees were paid by the Company. In addition, in March 2005, pursuant to the Preferred Stock Purchase Agreement, Liberty was paid an additional $83,800 in fees by the Company upon the closing of its $3.0 million credit facility with RBC Centura Bank, again pursuant to its finder arrangement with Barron. The Company has been informed by a representative of Liberty that Liberty is a registered broker-dealer.

Maximum Ventures, Inc. was paid a financial advisory fee of $50,000 by Barron on or about December 2004. The payment essentially constituted earnest money, which was to be offset against the $450,000 purchase price. The prepaid advisory fee so reduced the $450,000 purchase price for the shares of VerticalBuyer purchased from Maximum Ventures by CSI – South Carolina, pursuant to the Stock Purchase Agreement between CSI – South Carolina and Maximum Ventures. Pursuant to the Preferred Stock Purchase Agreement, Barron waived reimbursement of the $50,000 paid to Maximum Ventures.

No other brokerage, advisory or other fees were paid or payable by the Company, the five former CSI – South Carolina shareholders, Barron, or other parties to the merger, the preferred stock investment, loan or related transactions.

Barron Partners LP

On February 11, 2005, Barron invested and loaned the following monies to the Company:

Preferred stock and warrants	$5,042,250.00
Subordinated note	$1,875,200.00
Contribution, per Preferred Stock Purchase Agreement, for Company’s costs and legal fees	$81,726.50	(1)

Total investment/loan by Barron	$6,999,176.50

(1)	Includes the waiver of the Company’s obligation to repay $50,000 earnest money paid by Barron to Maximum Ventures, as well as $31,726.50 paid by Barron to its financial advisor to reimburse it for out-of-pocket costs incurred in finding and investigating the VerticalBuyer shell corporation.

Barron received no fees or other compensation with respect to the acquisition of the VerticalBuyer shares by CSI – South Carolina, the merger of CSI – South Carolina into VerticalBuyer, its preferred stock, warrant and subordinated debt investments in the Company or any related transactions. Barron did not act as a broker-dealer with respect to these transactions. Barron’s activities related solely to its purpose of investment for its own account. Barron’s involvement in the procurement of VerticalBuyer related only its use as a vehicle to facilitate an investment in CSI – South Carolina, or another such private company should the CSI – South Carolina transaction not have been successfully completed.

F. Our Niche in the Governmental and Educational Technology Market

There are approximately 3,100 counties (according to the U.S. Dept. of Census), 36,000 cities and towns (according to the National League of Cities) and more than 14,000 school districts (according to the National Center for Education Statistics) in the United States. Each of these organizations is a potential candidate for an integrated financial management system as well as for various technology services and products. Since many local governments are moving toward outsourcing of information technology services, even more opportunities are available for our services. In 2005, the sale of software, hardware and services to non-educational governmental organizations accounted for approximately 35% of our total sales.

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

Our customer base is discussed in more detail under “—K. Customers” below.

G. Products and Services

CSI Fund Accounting Software

We provide the CSI Fund Accounting Software (CSI Accounting+Plus) to a variety of clients in an integrated financial management system. We generate revenue from the CSI Accounting+Plus as outlined below. Each of these sources of revenue is described in the remainder of this section.

•	Sales of software licenses to new clients;

•	Sales of new/additional modules to existing clients;

•	Installation of software;

•	Data conversion from legacy systems;

•	End user training;

•	Guaranteed service agreements; and

•	Sales of third party products to enhance functionality of CSI Accounting+Plus.

Prior to 1999, our proprietary fund accounting system was a DOS-based product. DOS, or Disk Operating System, was the personal computer operating software used widely before the release of Microsoft’s Windows software. In July 1999, we released a Windows® based version of the system as “CSI Accounting+Plus.” This product was written with Microsoft’s Visual FoxPro® database, a relational database, and utilizes Crystal Reports®, an industry standard report generator. Over the next four years, approximately 120 software clients upgraded from the DOS based system to the new product. For our clients, this upgrade process included data conversion, installation and training on the new system and, in many cases, a hardware upgrade. The CSI Accounting+Plus system has also been installed in approximately 100 new clients during the period from 1999 to 2005. In addition to software sales, we offer ongoing customer support for the accounting software. This support is provided under a guaranteed service agreement, providing the client with phone support, online user assistance and routine updates to the software.

While we continue to market the Visual FoxPro version, the CSI Accounting+Plus system is currently being rewritten with Microsoft’s .Net (pronounced “dot-net”) and SQL (pronounced “sequel” and standing for Structured Query Language) database technologies. This new version will provide improved performance, scalability, more flexible data access and native data-tagging (XML or Extensible Mark-up Language) web support. SQL and .Net have become the industry standards for software development, and XML has become an industry standard for data tagging and retrieval. We anticipate that the first components of this new version will be available for release by the third quarter of 2006. At that time, we plan to begin upgrading existing clients to the new version and begin marketing this version to new clients. The current CSI product contains the functionality required by our clients but moving to the SQL and .Net platform will allow us to be more competitive on both a regional and national level.

A new software service option called “Service +Plus” has also been developed. This plan will provide the normal coverage of a guaranteed service agreement but will also include version protection: clients will get new major releases of the software without additional fees. Service+Plus will also provide clients free attendance to webinars (seminars which may be attended remotely by use of the internet), free user conference attendance, one free Crystal Reports training class each year, disaster recovery (off-site data storage) and discounts on additional software modules, training and engineering services.

We have a close business relationship with AIG Technology, Inc. (“AIG”) to enhance the functionality of our accounting software. AIG is a developer of document workflow systems. Through this relationship, we offer our clients enhanced printing, faxing and emailing capabilities (Doc e Serve), document imaging (Doc e Scan) and the routing of documents across the web for distribution and approval (Doc e Fill). CSI markets the AIG product line and receives a commission for the sales of these products and services. The commissions have not constituted a significant part of our revenues. However, the ability to offer enhancements improves our competitive position.

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
Fund Ledger
Payroll
Purchasing
System Manager

Payroll / Personnel Support Modules	Municipal Modules
Absent Employee Tracking	Business License
Applicant Tracking	Cash Collections
Available Substitutes	Construction Permits
Insurance and Benefits	Utility Billing
Personnel

Our development team writes and maintains the CSI Accounting+Plus modules. The support of these modules includes routine enhancements, governmentally required changes (e.g., Form W-2 format changes) and problem fixes. We provide updates to the CSI system through our website.

Standards Based Lesson Planner

In September 2005, we acquired a standards based lesson planning software product from Eric Levitt of Carolina Education Services. We have renamed this software “curriculator™.” The software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may then be reviewed by school administrators and a report generated to determine the standards that have been met or need to be met. This is particularly important as school systems develop higher accountability standards. In addition, the federal legislation of “No Child Left Behind Act” has focused greater attention on schools’ adequate yearly progress (“AYP”), and meeting curriculum standards is an important component of these measurements. Standards based lesson planning software allows a school to document its compliance with the curriculum standards as a component of its compliance with the “No Child Left Behind Act” legislation.

We have converted this product to a Microsoft SQL database and internet-based product and are marketing it as “curriculatorTM standards based lesson planner.”

We believe the addition of this product, while not yet material, may provide significant additional revenue in the future as we are able to offer an additional product to our existing school-based customers. We believe it may also provide a source of additional contacts and referrals. The gross profit received from each sale of this product may be significantly less than that of our traditional fund accounting software. As a result, we intend to use telesales as a cost effective method of generating additional contacts and may use the Internet as the primary medium for demonstrations and software delivery, in order to minimize selling and delivery costs.

Hardware Sales and Related Support Services

Our technology solutions segment provides network system solutions to more than 200 governmental organizations in South Carolina, North Carolina and Georgia. This segment provides professional network integration services as well as network computing solutions to our customers. We strive to deliver high-quality hardware, software and related professional services to help our customers plan, acquire, implement, manage and upgrade their organizations’ information systems.

We have established associations with some of the largest vendors in the industry, and with others whom we believe offer innovative products. We believe that strong industry relationships will further enhance our competitive position. We have developed and maintain the following vendor relationships:

•	Our primary focuses in the technology solutions segment include IP (internet packet-based) telephony, wireless, system security and routing/switching. We have a strategic relationship with Cisco Systems, Inc., (“Cisco”) a worldwide leader in networking for the Internet and technology innovation, whereby Cisco provides the hardware necessary to implement these systems. We purchase the majority of our Cisco equipment through Ingram Micro. Ingram Micro is a multi-national distributor of technology hardware. Although we are an indirect reseller of Cisco products, we periodically work closely with Cisco representatives, particularly on large sales. This relationship occasionally produces customer leads and referrals. We also encourage our employees to pursue Cisco technical certifications, as such certifications as well as the achievement of certain sales volumes of Cisco products can make us eligible for certain incentives periodically offered by Cisco. We also participate in certain state contract pricing frameworks that Cisco has established with public entities. Purchases from Ingram Micro are made on an individual purchase order basis. We have no formal agreements with Ingram Micro.

•	We deploy desktops, notebook computers, personal devices and file servers in a variety of client network environments. We have a strategic relationship with Hewlett Packard (“HP”), who produces technology solutions that span information technology infrastructure, personal computing and access devices, global services and imaging and printing for consumers, enterprises and small and medium business. We provide professional services to deploy these devices. Our relationship with HP consists primarily of the purchase of computers and printer equipment for resale. We purchase these products on an individual purchase order basis under a standard, nonexclusive reseller agreement. In addition to purchases directly from HP, we have arms-length business relationships with certain customers whereby the customers have elected to name us as their authorized HP representative. As the named representative, and as an incentive for the customer to approve us as the named representative, we provide various forms of assistance which can include assisting the customer in identifying the specific HP products that will meet its needs, summarizing and processing orders on behalf of the customer with HP, and providing certain support and HP authorized repair and maintenance for which we are separately compensated by HP. To provide these services, some of our personnel have received training and certifications from HP. As the named representative of HP, we assist the customers in placing their orders directly with, and we receive commissions from HP, rather than acting as the purchaser and reseller of HP’s products. Due to the volume of business we do with HP, we also work very closely with HP representatives and receive support which may include special quantity or other pricing in competitive situations with products from other manufacturers, and may receive customer leads or referrals from time to time.

•	Our focus on the K-12 sector has led to our developing relationships with vendors who specialize in technologies for the classroom. Promethean Collaborative Classroom Solutions offer what we consider to be the industry-leading solution for transforming the classroom into an interactive learning environment. Using Promethean’s ActivBoards, students are able to use a stylus on a special electronic white board to interact with computer projected images. The computer reacts to the stylus activity and projects the results. By having an exclusive sales arrangement to market Promethean ActivBoards in North Carolina and South Carolina, we believe we are able to maintain gross margins higher than most hardware products. In addition to selling the ActivBoards, we offer installation services, end user training and market complementary products (e.g., projectors, PC Tablets) to be used with the boards for the collaborative classroom.

•	In keeping with our focus on IP-based systems, we also have a business relationship with DIVR (Digital Image Viewing and Retrieval) Systems, Inc., providing IP-based surveillance solutions to the industry. With growing demand and governmental initiatives to provide security solutions, we believe the DIVR Systems technologies represent significant opportunity. In November 2003, J.P. Freeman & Co. a market research firm that follows the security industry, forecast that the overall video surveillance market would reach $3 billion per year by 2007.

•	In order to offer visual communication equipment to our clients and prospective clients in order to allow video conferencing, administrative communications, home bound learning and professional development, we have developed a business relationship with Tandberg. In the education environment, Tandberg provides worldwide access to people, places and experiences without time or travel constraints. Through the public sector and business environment, Tandberg offers solutions in providing more efficient and effective training to employees, saving travel, time and money. Tandberg solutions include cameras, monitors, videophones and software.

Our relationships with Promethean, DIVR and Tandberg are established through standard reseller agreements. These agreements make us eligible to resell products on a generally non-exclusive basis, many in specifically authorized geographic regions, and make us eligible, from time to time, for periodic promotions, special offers and manufacturing standard volume discounts and rebates, when offered. Occasionally we may request special pricing for large volume deals, particularly in competitive situations, which may be approved on a case by case basis. Due to our sales and marketing success on behalf of vendors, we have been asked from time to time to represent products in new geographic regions. As we expand we will exploit these opportunities as they come available and as we have the financial justification for the physical presence to do so.

In addition to the above relationships, we also have developed relationships with Microsoft, Novell, Packeteer, Symantec, and Citrix, which are on similar terms with those of Promethean, DIVR and Tandberg. We also have one additional vendor, Synnex. Our purchases from Synnex, like those from Ingram Micro have equaled more than 10% of our annual purchase volume. Synnex is a distributor of technology hardware. We have no formal agreement with Synnex and purchase technology accessories on a purchase order by purchase order basis. The products purchased from Synnex are readily available through other vendors.

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

H. Strategy

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

Software

Fund Accounting Software

New Product Development

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

Service+Plus

Our new service offering provides version protection for major releases of the software without additional fees, free attendance to seminars accessed remotely by use of the internet, free user conference attendance and disaster recovery (off-site data storage).

Hosted Services (ASP)

We are beginning to offer an ASP (Application Service Provider or CSI hosted) solution to new clients whereby they can access the software on CSI servers and run it remotely over the internet at a fixed monthly cost. Under this business model, the client can forego the significant up-front investment required to purchase computer hardware and install the software at their location.

Reseller Model

In order to move into new regions and states, we are pursuing a reseller model in those areas where it will be the most expedient way to introduce our primary software application. There are often information technology organizations established in an area that have the sales staff in place to market our products.

Lesson Planning Software

New Product Acquisition

In September 2005, we acquired a standards based lesson planning software product, which we have renamed “curriculator™.” The software product, potential customer list, install base and all related rights purchased did not constitute a material addition to the business. This software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may then be reviewed by school administrators and reports may be generated to determine the standards that have been met or need to be met. This is particularly important as school systems develop higher accountability standards. In addition, the federal “No Child Left Behind Act” legislation has focused greater attention on schools’ adequate yearly progress (“AYP”) and meeting curriculum standards is an important component of these measurements. Standards based lesson planning software allows a school to document its compliance with the curriculum standards as a component of its compliance with the “No Child Left Behind Act” legislation.

Product Enhancement

We will be rewriting the lesson planning software to be web-enabled. In addition, we will be building in curriculum standards for all states.

Market Penetration

Addressing “No Child Left Behind Act” requirements and meeting state curriculum standards are issues for educators in every state. We plan to use telemarketing, our web presence, attendance at educational trade shows and direct mail campaigns to introduce and sell our lesson planning software nationally. Our initial efforts will be focused on the southeastern states.

Technology

Expansion of Offerings

We are continually seeking new hardware offerings to present to our clients. Our spending on research and development is generally insignificant. As old technologies expire and new technologies emerge we work to stay a short distance behind the new product curve, adopting primarily those solutions that are proven in the marketplace. As a reseller with more than 300 public sector clients and internal technical personnel, we are periodically approached by vendors and manufacturers to expand into new territories or represent new or additional products. We also pursue these opportunities. For example, new product opportunities we evaluate could include additional products in the following market spaces in which we are already engaging: storage solutions, database technologies such as standardized data-tagging (XML or Extensible Mark-up Language) applications for improved data retrieval, internet based audio and video distribution (equipment used to broadcast audio and video communications), metropolitan wireless (city-wide wireless public internet access and city-wide wireless network access by city employees) and additional service capabilities. As with our other hardware-based solutions, we plan to enter into reseller arrangements with equipment and solutions providers or manufacturers who already have experience and can provide installation, support, equipment warranties and technical training to our personnel to offer additional solutions to our existing client base and new customers. Except for internally developed software or acquired products, we enter new areas as a reseller as opportunities arise and customer needs present themselves. This approach allows us to mitigate the risk a product will not have sufficient demand or profitability. By doing this, we forego the investment in inventory a manufacturer or large distributor would have to commit to a new product. We are already proposing solutions involving some of these areas, including metropolitan wireless networking for small towns and housing communities, although they do not yet represent a significant portion of our business. We typically do not commit significant resources to them unless we achieve reasonable profitability on the initial opportunities. Periodically, certain products introduced at a new client site, in response to a client’s specific needs or requests and to maintain or improve the client relationship, never become a significant portion of our business. Other products become significant contributors to profitability and we add them as a standard offering to our client base.

Managed Services and Guaranteed Service Agreements

In addition to guaranteed service agreements on our software products, we will be offering guaranteed service agreements on many of our hardware offerings. Guaranteed service agreements allow us to increase our recurring revenue.

Geographic Expansion

We are pursuing a national presence with a primary, initial focus on the southeastern region of the United States.

Generally, our technology offerings require hands-on implementation and support. In order to expand into new geographic territories, we must find qualified personnel in an area to service our business. The need for hands-on implementation and support may also require investment in additional physical offices and other overhead. We believe our approach is conservative. Our strategy is to limit the number of new target areas until they become cash flow positive before expanding into additional ones. Accordingly, we intend to expand the geographic reach of our technology offerings from our primary client locations of South Carolina, North Carolina and Georgia to surrounding states methodically over time. We may, however, accelerate expansion if we find complementary businesses in other regions that we are able to acquire. Until such time as we are able to find appropriate acquisitions, our geographic reach for the technology solutions segment is likely to be limited to the southeast for the next several years. Our marketing efforts to expand into new territories may include telemarketing, attendance at trade shows, and direct mail in addition to personal contact.

We are able to deliver software applications, demonstrations and training over the internet and deliver support by internet or phone. Accordingly, for our software applications segment, we plan to expand our geographic reach to a national level more quickly than for our technology solutions segment. Software marketing efforts may include attendance at national trade shows and national telemarketing, direct mail and web advertising. Because our lesson planning software product is less complex than our accounting software, it is likely we will focus our efforts on that product first while looking for any opportunities to sell the accounting software that may arise in the process.

Growth Through Acquisitions

One significant reason for our entering into the merger and recapitalization transaction in February 2005 was to allow us to access public capital markets as a source of funding to permit us to grow through acquisitions. In addition, the merger transaction facilitated the sale of warrants, the exercise of which (absent a cashless exercise) represents a significant potential source of capital. Our competitive markets are occupied by a number of competitors, many substantially larger than we, and with significantly greater geographic reach. We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies of scale. We may also utilize acquisitions to whenever appropriate expand our technological capabilities and product offerings. While we may use a portion of any cash proceeds to pay down debt on an interim basis, we intend to use any additional liquidity and/or availability of assets generated by the paydown and remaining proceeds to fund acquisitions. Additionally, we are in the process of engaging a consultant to assist us with acquisitions, including identifying potential acquisition opportunities.

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

Following the merger in February 2005, we have pursued and entered into preliminary discussions with various acquisition candidates. However, the Company has not entered into agreements or understandings for any acquisitions which management deems material.

I. Sales, Marketing and Distribution

We market our products and services through direct sales throughout North Carolina, South Carolina and Georgia. We are currently expanding our direct sales to cover the southeastern United States. Our in-house sales staff provides lead generation and support to the direct sales team.

We have twelve outside sales persons, including a Vice-President of Sales and a Sales Manager, and six additional employees on our inside sales staff. In line with our expansion plans described under “—H. Strategy,” we plan to expand both of these teams in 2006. Other employees are involved in selling on a daily basis. Engineers and trainers have excellent opportunities to sell additional products and services to clients while delivering services.

We have a Chief Technology Officer who helps to determine which technology products will be marketed. A staff member also provides marketing services and coordinates vendor relations. Our marketing efforts include participation in various trade shows (for municipalities, counties and education), road shows to showcase various products and services, and mailings to target specific products and services.

Our inside sales staff provides leads to the outside staff and also produces proposals to be delivered to prospects and clients. In 2004, the software inside sales staff began making outbound calls to pre-qualify leads for the outside sales staff. This has proven successful and we intend to expand these calls by both the software and the technology inside sales teams.

Our outside sales personnel call on existing and prospective clients. Due to our wide range of product and service offerings and rapidly changing technology, we believe there are sales opportunities within the existing client base. Recurring sales account for a significant part of our overall revenue. Our sales teams are segmented by geography and also product lines (technology and software). Depending on the product or service being offered, we may call upon an information technology director, city manager, director of finance, director of operations, utility manager or curriculum coordinator.

J. Key Suppliers

On February 19, 2006, CSI renewed its Cisco Premier certified partner status pursuant to its Indirect Channel Partner Agreement with Cisco Systems, Inc. The renewal is effective through March 11, 2007. The agreement grants us a limited, nonexclusive, revocable license to receive from authorized distributors and distribute to end users both those Cisco products made available to the authorized distributors and Cisco’s proprietary rights in those products. The prices we pay for the Cisco products are set by the authorized distributors. In 2005, sales of Cisco products accounted for 38% of our sales revenue. In 2004, that number was 33%.

Pursuant to a Hewlett Packard U.S. Business Development Partner Agreement, we were appointed a Business Development Partner for the purchase and resale or sublicense of Hewlett Packard’s products, services and support. In this capacity, we will purchase Hewlett Packard’s products, services and support from authorized distributors and resell them to end users. The agreement was originally effective until May 31, 2005, and we received notification that it has been extended in its current form until May 31, 2006. The prices we pay for Hewlett Packard products, services and support are set by the authorized distributors. Sales of Hewlett Packard products accounted for 8% of gross sales revenues in 2005 and 17% in 2004. In addition, we received commissions on customer orders of Hewlett Packard products of $930,814 (4% of 2005 gross sales) in 2005 and $1,061,705 (5% of 2004 gross sales) in 2004. See Note 1 to our audited consolidated financial statements, which are included in this annual report, captioned “Computer Hardware Sales Revenues” for further information regarding the accounting related to Hewlett Packard hardware sales.

K. Customers

Our customers are predominantly educational institutions (K-12 and higher education), municipalities, non-profit organizations and other local governments. We sold services and products to more than 300 customers during 2005. Eleven customers constituted approximately 50% of the 2005 gross revenues, but no customer constituted more than 20% of gross revenues. One of our customers accounted for at least 10% of our revenues in 2005, the Greenville County, South Carolina school district. Due to the nature of the large technology projects we install, it is not unusual for a relatively small number of customers to account for the majority of sales. Many of these customers have ongoing projects extending across several years.

2005 Revenues by Market Type		2005 Revenues by State
Sector	%	State	%
Private	6	Georgia	8
Public – Education	82	North Carolina	18
Public – Government	12	South Carolina	70
		Other	4

L. Competition

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

We were recognized by VAR Business Magazine as one of the top 500 network integration companies in the United States (the VAR Business 500) in 2004 and 2005. Additionally, in 2005 we were recognized by VAR Business Magazine as one of the top 100 network integration companies serving the government sector (the Government VAR 100). The bases for this recognition were growth measures in revenues and client base. We were also one of three finalists for the Educational Solution Provider of the Year award also presented by VAR Business Magazine.

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

As CSI begins to market its products and services nationally, we will continue to compete with the same national companies and will be faced with additional regional competitors in the new markets we enter.

We believe a primary strategic advantage of CSI is combining the sale of our fund accounting software with network integration and hardware sales and services. We believe that providing one-stop shopping with a single point of contact is a material benefit to our clients and that this has been a key factor in our successful penetration of the educational and governmental software and technology markets in South Carolina, North Carolina and Georgia. Although competitors exist in these markets, we believe very few organizations offer the blend of services and products that is available through CSI. We are expanding into surrounding states with the goal of leveraging this strategic advantage in new areas.

Customer Service

Our historical growth has been, in large part, due to the high level of repeat business from our existing client base. This is evidenced by a greater than 95% client retention rate by our software applications segment and significant recurring sales opportunities to this client base through our technology solutions segment. We believe clients continue to utilize our products and services due to our focus on customer service, attention to detail and regular follow-up. We strive to have technical and customer service staff members available to address swiftly the needs, questions or concerns of clients. Specifically, our software customer service includes user conferences, a support desk access and a website, which offers documentation and downloadable upgrades.

Ability to Carry Out a Broad Range of Projects of Varying Scope

We strive to be agile and adaptable in fulfilling the technology needs of our clients, traits which are instilled in our corporate culture. We have managed multi-million dollar, multi-year projects for our clients, as well as requests for projects of a much smaller scale. We believe that our clients appreciate our range and flexibility in meeting their technology requirements.

Long-term Relationships With Clients

A large percentage of revenue continues to flow from our existing client base. The preservation of these client relationships is a high priority of our management team. We believe the longevity of these relationships evidences a high degree of customer satisfaction.

Seamless Implementation of Software and Hardware

Because of our dual capabilities with respect to providing both software and integration services, we believe that we are able to coordinate the implementation of software and hardware, minimizing disruption to our client’s day-to-day operations.

Diversification of Products and Service

Our products and services can address the needs of many departments within a city, county or educational facility. We offer a wide variety of services and products, including financial software, workflow management solutions, network integration products and services, specialized classroom technologies, IP telephony and IP surveillance, distance learning technology and wireless solutions.

M. Intellectual Property

We develop new software as part of our business activities. The software products we develop are generally works made for hire, prepared by our employees within the scope of their employment and with copyright ownership vesting in the Company pursuant to the Copyright Act. We routinely license software to our customers through unwritten, implied nonexclusive licenses, the terms of which are commensurate with our copyright protection in the software. Licenses for our products are ordinarily on a site license or user-based license basis. Generally, implied licenses are created by law when an express, written agreement does not exist between the parties. An implied license provides certain rights to the licensee, and typically such rights would be those the copyright owner would have given to the licensee as customarily given in the industry for similar types of software products. Other than password protection of the software for preventing unauthorized access to the software and/or the company receiving actual knowledge of a violation of its licenses, we have no formal methods in place for monitoring compliance with our licenses. Our software is generally entitled to receive copyright protection automatically, by operation of law, upon its creation. Copyright protection provides protection against unauthorized copies and derivative versions of the software being made. Copyright protection may also provide protection against the unauthorized distribution, public performance and display of the software. We typically do not assign our copyrights in our software to our customers. We have not, however, pursued registration of copyrights for our software under the Copyright Act nor have we pursued obtaining patents on the software we develop. In 2005, we applied for trademark protection of “TECHNOLOGY OUTFITTERS” and “CURRICULATOR” with the United States Patent and Trademark Office.

The length of such implied licenses of our software are generally coextensive with the length of the applicable copyright term provided for by federal law. Currently, the term for copyright protection is the life of the author of the software, plus 70 years. For software works that are “made for hire” (as defined by the Copyright Act), the length of the copyright term is 95 years from the first publication.

Enforcement of the implied licenses on our software would be primarily on copyright infringement grounds and/or on common law principles pertaining to implied licenses. Violations of copyrights on our software could include, among other things, unauthorized distribution of our software, and unauthorized derivative works being made of our software (such as by reverse engineering), each of the foregoing being rights uniquely held by the copyright owner.

N. Software Development

In 2004, we spent and capitalized $559,847 on software development; in 2005 we spent and capitalized $709,972. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, we have spent no material efforts on technological innovation for which the feasibility has been unknown. These software development amounts were accounted for as deferred software development costs and are amortized over the economic life of the related product (generally three years).

O. Government Regulations

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

If a regulatory change does impact our software, modification will need to be made at a cost and burden to CSI. In an extreme case, the software may be required to be rewritten entirely. This cost may potentially be passed on to customers in the form of product updates and product service agreements, but in certain circumstances we will absorb the costs entirely. For example, if we have a support agreement with a customer for a software product serviced, but no longer sold, by CSI, then our cost for updating the software may not be fully recoverable from the customer, but instead may be limited by the terms of the support agreement.

Federal E-Rate Program

Because we participate in the federal E-Rate Program, we are subject to the rules and regulations of that program. These rules and regulations are continually reviewed and modified and we must stay current with these changes. The risk factor entitled “A significant portion of our revenue stems from sales to schools receiving funding through the E-Rate Program. A loss of such funding could have a material adverse impact on our revenues and financial condition” contains additional information about the E-Rate program. Approximately 10% of our 2004 and 20% of our 2005 revenues, respectively, were generated from the E-Rate program. The Company and its customers compete for federal funds with many other entities and projects. As a result the revenue we receive from the federal E-Rate Program can be volatile.

P. Employees

As of December 31, 2005, we had 99 full-time employees and six part-time employees. Our relationship with our employees is good. Many employees have worked at CSI for more than five years, some more than ten years. Full-time staff are assigned to the following areas:

Administration/Finance	13
Technical/Support Services/Training	24
Software Product Development	17
Engineering Services/Project Management	24
Sales/Sales Support	21

Q. VerticalBuyer, Inc.

Incorporated in Delaware on September 24, 1999, we were known as VerticalBuyer, Inc. until the February 10, 2005 reverse stock split, reverse acquisition and name change described in “—E. The Merger and Recapitalization.” Presented below is a brief history of VerticalBuyer, Inc. prior to the reverse acquisition and name change.

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

On March 12, 2004, Maximum Ventures purchased approximately 13,950,000 of VerticalBuyer’s outstanding shares from then controlling shareholders, Leslie Kent and Timothy Rosen. Such shares represented approximately 80% of VerticalBuyer’s then outstanding shares of common stock. The purchase price was $150,000. Maximum Ventures is a New York corporation located at 1175 Walt Whitman Road, Suite 100, Melville, NY 11747.

On October 22, 2004, Mr. Kent and Mr. Rosen resigned from the board of directors of the company and the board consisted of affiliates of Maximum Ventures until Maximum Ventures sold its interest in VerticalBuyer to CSI – South Carolina on January 31, 2005. The Maximum Ventures – CSI-South Carolina transaction is described in “—E. The Merger and Recapitalization—Description of Merger and Related Investment Transactions—Purchase of Majority Interest of VerticalBuyer, Inc. by CSI – South Carolina.” During the time that Maximum Ventures held its interest in VerticalBuyer, VerticalBuyer’s board of directors and management made all filings, including past due reports, necessary to bring VerticalBuyer into compliance with the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended.

R. Risk Factors

Risk Factors Relating to Our Company

Our customers are predominantly educational institutions, municipalities, non-profit organizations, and other local governments. Negative trends in governmental spending patterns or failure to appropriate funds for our contracts, whether due to budgetary constraints or otherwise may have an adverse impact on sales revenues.

Approximately 90% of our revenues are generated from sales of software and services to county and city governments and school districts. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. Many of these contracts are subject to annual review and renewal by the local governments, and may be terminated at any time on short notice. Our dependence on county and city governments and school districts for the sales of our products and services renders our revenue position particularly susceptible to downturns in revenues as a result of changes in governmental spending patterns and the contract award process.

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

As the end of the term of a maintenance agreement approaches, we seek to renew the agreement with the customer. Revenues related to support and maintenance agreements, which are renewed annually, represented 6% of our total revenue for the 2005 fiscal year and 9% of our total revenue for the 2004 fiscal year. Due to this characteristic of our business, if our customers chose not to renew their maintenance and support agreements with us on terms beneficial to us, our business, operating results and financial condition could be harmed.

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

We derive a material amount of our revenue from the sale of our Accounting+Plus software and related services, and revenue from this product and related services is expected to remain a material component of our revenue for the foreseeable future. For the 2005 and 2004 fiscal years, software sales and related revenues accounted for approximately 6.1% and 12.6% of our total revenues, respectively. Because we generally grant non-exclusive licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, if demand for our Accounting+Plus software declines, we believe we would lose a competitive advantage in providing system integration services, and our technology segment revenues could also decline.

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

Our success depends substantially upon retaining our significant clients. Generally, we may lose clients due to conversion to a competing service provider. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. Our top ten clients constituted approximately 40% of our revenue for the 2005 and 2004 fiscal years. The loss of a significant portion or all of these clients would have a material adverse effect on our profitability and financial condition.

We may not be able to manage our future growth efficiently or profitably. Increased demands on our human resources and infrastructure due to planned expansion, if not accompanied by increases in revenues, could negatively impact our profitability.

We have experienced significant personnel and infrastructure growth since our inception, and are continuing this expansion to address potential market opportunities. For example, we are expanding the size of our outside and inside sales staff, adding a telesales department and increasing our marketing and product development efforts to support a broader geographic reach and expanded product offerings. If these increases in personnel do not produce the intended growth in revenues, there can be no assurance that we will maintain profitability. Additionally, an increase in revenues will result in increased demands on our maintenance and support services professionals in order to maintain service quality. If we are unable to address sufficiently these additional demands on our personnel, operations, systems, procedures and resources, our profitability and growth might suffer.

In conjunction with the addition of a telesales department, we plan to establish a call center to broaden our support offerings for technology hardware sold, including IP telephony products. Establishment of such a call center will require a large initial investment. We hope that having an established call center dedicated to the support of technology products sold will facilitate an increase in sales of service contracts in connection with equipment sales and in turn, increase our sales revenue. Additionally, we hope that the establishment of a centralized call center will increase our efficiency in responding to customer service issues by increasing the amount of support provided remotely, improving response time, and reducing the need to divert engineers in the field from other projects. Failure to realize increased sales revenues and increased efficiency, combined with the cost to establish a call center, would have a negative impact on our profitability.

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

For the fiscal years ended December 31, 2005 and 2004, our software applications segment reported gross margins of 57.1% and 65.5%, respectively. In contrast, our technology solutions segment for such periods reported gross margins of 20.8% and 22.5%. Accordingly, an increase in hardware and related sales in our technology solutions segment relative to software revenues in our software applications segment could harm our overall gross margin. A shift in our product mix toward lower margin products would adversely affect our overall profitability if increases in volume of lower margin products did not offset the effect of changes in product mix. A decline in margins may also be received negatively by investors. Since establishing our technology solutions business in 1999, we have seen a continual increase in the amount of hardware we have been able to sell. Hardware pricing is highly competitive and product life-cycles can be short. We have recently been able to benefit from identifying, selling and implementing new products (for example, IP telephony and classroom learning tools) with higher margins as a result of selling such products before what we believe to be the midpoint of their life-cycles. As market penetration and competition increase for these products, margins and sales of these products may decline. As current hardware-based products mature, there can be no assurance that we will identify new products with equal margins or opportunities for greater volume to replace existing products.

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

We participate in the E-Rate Program, a government program providing funding for telecommunications, internet access and internal connections for schools that have a very high free and reduced lunch rate count. Schools and school districts that have developed an approved technology plan may receive funds to implement the plan. Service providers may sell to such schools and districts through an open and competitive bidding process. We have received funding through the E-Rate program since 2001, routinely representing 10% to 20% of our total revenues. The Schools and Libraries Division of the Universal Service Administrative Company, which administers the program, may conduct audits with respect to previous funding years. If the Schools and Libraries Division were to find that either we or the school to which we have made sales did not comply with the rules and regulations of the program, previous funding may have to be repaid and we could be barred from future bidding under the program. To date, we have not had to repay any money received in connection with the program, nor have we been cited for any material violation of program guidelines.

We received a subpoena from the United States Department of Justice on April 27, 2005, requesting our production of documents relating to the E-Rate Program. It is our understanding that similar inquiries have been directed to numerous other companies associated with the program. No allegations concerning impropriety by the Company have been made. Department of Justice Antitrust Division counsel has confirmed, as of March 17, 2006, that we have complied with all requests for information required by the subpoena, that nothing further is required of the Company at this time, and that the Company is a witness only. Although we do not believe that the investigation will impact our participation in the E-Rate Program, we can give no such assurances.

The requirements of being a public company, particularly the requirement to report financial results publicly and on a quarterly basis and compliance requirements under Sarbanes-Oxley will increase our administrative costs and may reduce our profitability in future periods in comparison to our reported historical results of operations and may distract management from business operations.

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

Prior to February 11, 2005 we were a public shell with virtually no operations and had limited staff with highly technical accounting and public reporting expertise. We also had no requirement to report earnings quarterly or to any external persons or entities. In the first quarter of 2005, we entered into a complex merger and began public reporting of significant operations. Considerable additional effort is required to maintain and improve the effectiveness of disclosure controls and procedures and internal controls over financial reporting to meet the demands of a public reporting environment. Particularly, substantial additional resources are required in light of Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment beginning with our fiscal 2007 Annual Report on Form 10-KSB. These requirements have made it necessary for us to hire additional and more technical personnel, engage external resources and will increase our administrative costs and may reduce our profitability in future periods in comparison to our reported historical results.

Significant management oversight will also be necessary in light of these requirements. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our inability to attract and retain qualified resources and effect adequate management over these areas in a timely fashion might adversely impact our compliance with Section 404. Any failure to comply with Section 404 as required may harm our financial position, reduce investor confidence, cause a decline in the market price for our common stock and subject us to costly litigation.

Failure to comply with certain standards has resulted in a conclusion there is a significant deficiency in our internal controls over financial reporting, and management may be unable to declare its controls over financial reporting effective until its implementation of the Sarbanes-Oxley Act which it anticipates completing in fiscal year 2007.

Since commencing the public reporting of significant operations following our reverse merger, we have identified a deficiency in our internal controls which constituted a significant deficiency, and have led to the conclusion that our disclosure controls are ineffective for the reasons described below.

Prior to February 11, 2005, we were a public shell with virtually no operations and CSI – South Carolina was a private company with limited complex accounting issues. As a result neither we nor CSI – South Carolina had no need for staff with technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and began public reporting of significant operations.

Due to the time required to source, attract, negotiate and hire personnel with the necessary experience, we remained for several months without sufficient public reporting or technical expertise to resolve non-routine or complex accounting matters and public reporting requirements such as we encountered in the merger with CSI – South Carolina, Inc. This resulted in our filing extensions and amending financial reports. Adjustments did not impact cash flows, but an adjustment related to the valuation of our warrants, following a determination they constituted a derivative financial instrument subject to complex accounting treatment, did impact our reported net income. The adjustments reflected a significant deficiency in our internal controls over the application of existing accounting principles to new public reporting disclosures and particularly related to the application of GAAP to new transactions. All necessary adjustments from the amendments to our previously issued financial results have been made in the financial information contained in this registration statement.

It was not until May 6, 2005 that we hired a chief financial officer with prior public reporting experience who is accustomed to dealing with more complex accounting matters. The significant deficiency in our controls related to financial reporting was determined to exist on August 16, 2005, at which time the CFO in consultation with the CEO and the audit committee of the board of directors determined the Company, following its inception of reporting as a public company and hiring of its first CFO with SEC reporting experience, still lacked sufficient internal resources to insure compliance with new emerging issues, or to fully review its compliance in all areas of financial disclosure on a timely basis. Accordingly, it was also determined until such time as we have sufficient resources, we would be unable to declare our disclosure controls with regard to new public reporting disclosures effective.

We continue to work with the chief financial officer to enlist the resources necessary to assist in the handling of complex non-routine accounting issues and to meet public disclosure requirements in a timely fashion. Following consultation with the Company’s Audit Committee and board of directors, the chief financial officer received authority to engage outside accounting experts to support management in their review, interpretation, and implementation of new disclosures and significant changes in accounting and regulatory reporting requirements, and engaged a resource in January 2006 to assist. The purpose is to provide additional technical resources (other than our independent auditors) to whom we may direct complex accounting issues for review, particularly in situations where the accounting treatment is unclear or extremely complex. In addition, in January 2006, we hired an additional staff person with public accounting and reporting experience.

Even so, due to the increasing number and complexity of pronouncements, emerging issues and releases, we expect there will continue to be some risk related to financial disclosures, albeit mitigated following implementation of the Sarbanes-Oxley Act requirements. The process of identifying risk areas and implementing financial disclosure controls required under the Sarbanes-Oxley Act may result in the identification of areas where we may need additional resources. Accordingly, we have also determined until such time as we complete this process, we may be unable to declare our controls with regard to new public reporting disclosures effective. This process has begun and we anticipate it will be completed in 2007.

We may discover and report additional weaknesses in our internal controls. Reporting deficiencies could harm our financial position, reduce investor confidence, cause a decline in the market price for our common stock and subject us to costly litigation.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our results of operations could be misstated and our reputation may be harmed. Historically, we may not have maintained a system of internal controls that was adequate for a public company, and in preparing the financial statements included in this prospectus we placed only limited reliance on our historical internal control structure. This limited reliance is not sufficient to meet the standards under Section 404 of the Sarbanes-Oxley Act, with which we must comply beginning with our fiscal 2007 Annual Report on Form 10-KSB. We have undertaken the task of documenting our controls in preparation for the additional review, evaluation and testing requirements under Section 404 under the direction of our chief financial officer, who has prior experience in this area. We have also engaged external resources to assist with our documentation, implementation and testing of internal control and financial reporting control requirements under the Sarbanes-Oxley Act and hired an additional staff person with experience in this area,

While continuous improvements in internal controls will be made into 2006 and 2007 either separately or in connection with the implementation of the Sarbanes-Oxley Act, based on our CFO’s experience, with an increase in staff and the work of external resources, we expect we will receive additional suggestions for improvement in controls and will be implementing recommendations throughout the process. In this process we may identify and be required to report deficiencies in our internal controls that individually or collectively constitute material weaknesses.

The Public Company Accounting Oversight Board (PCAOB) has defined a material weakness as a “significant control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” A material weakness does not necessarily mean that a material misstatement has occurred or will occur, but that it could occur.

We are unsure we will be able to mitigate the possibility of significant deficiencies, including those that would constitute material weaknesses until we have completed the Sarbanes Oxley Act implementation process. Even so, we cannot assure you that the measures we have taken to date or these measures will ensure that we will be able to implement and maintain adequate controls over our financial processes and reporting to prevent any failure or deficiency. Any deficiencies or failures in internal controls or reporting of deficiencies or failures could harm the financial position of our business, reduce investor confidence, cause a decline in the market price for our common stock, and subject us to costly litigation.

Our management has limited experience in managing a public company, which could hamper our ability to function effectively as a public company.

Our management team has historically operated our business as a privately-owned corporation. Except for our chief financial officer, hired May 6, 2005, the individuals who now constitute our management have never had responsibility for managing a publicly-traded company. In particular, management is inexperienced in utilizing sophisticated forecasting or long term historical analysis of data that may be used for projecting future operating and financial results with a significant degree of consistency and accuracy. Due to the limited number of our personnel with experience with publicly-traded companies, any unexpected departure of our chief financial officer could result in our inability to comply fully with accounting pronouncements and public filing requirements on a timely basis. If we are unable to comply, our financial condition could be adversely affected.

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

We may not be able to repay both our bank credit facility which matures in May 2006 and our subordinated notes which mature in May 2006. Any failure to repay the credit facility or the notes, or in the alternative to secure a renewal or refinancing of the credit facility, would have a material adverse effect on our liquidity position and our ability to fund operations.

Our bank credit facility matures on May 1, 2006. Management believes that cash flow from operations may not be sufficient to repay both our $3.0 million bank credit facility in full on such date and the subordinated promissory notes payable to shareholders in an aggregate amount of $2.3 million which are due May 10, 2006. Management anticipates renewing the bank credit facility prior to its expiration date. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that its existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact agree to a renewal or that replacement financing could be procured by us on favorable terms. Without the existing credit facility or a replacement, management also believes that our ability to fund working capital and support additional sales growth could be adversely affected. If we were unable to repay the subordinated notes, there can be no assurance as to what adverse collection actions the subordinated noteholders might take, whether the noteholders would agree to an extension and on what terms, and the impact such a default might otherwise have on our other creditors and our financial condition.

We depend on key management and may not be able to retain those executives or recruit additional qualified personnel.

We believe that our future success will be due, in part, to the continued services of our senior management team. This team historically has been and we anticipate for the foreseeable future will continue to be relatively small. Our company was built by the five former shareholders of CSI – South Carolina who were largely responsible for our growth over the past 15 years. All of these founders of the Company now serve as our executive officers, with the exception of our former CFO, Joe G. Black, now retired. Each of the remaining four CSI – South Carolina founders have garnered significant technical expertise in both our products and the requirements of our client base. They have also developed relationships with our clients that we believe are valuable. The four CSI – South Carolina founders continue to manage specific areas of the business: sales, engineering, technical support and product development. They have been responsible for the technical development of our products and solutions and the creation of our business strategy. Because we are now a public company, we must also retain a chief financial officer with requisite technical expertise to handle the requirements of public company reporting and compliance. Our ability to implement our business plan is dependent on the retention of these executives who have specific, differentiated skills. Losing the services of one or more members of our management team could adversely affect our business and expansion plans.

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

Our common stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board. As of the date of this report, only approximately 104,881 shares were available for trading in the over-the-counter market. As a result, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions and the lack of coverage by security analysts and the news media of our company.

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

Our stock price has been and may continue to be volatile, making an investment in our company risky. In the first quarter of 2005, the high quote was $7.00 and the low was $0.02. In the second quarter of 2005, the high quote was $4.01 and the low was $1.25. In the third quarter of 2005, the high quote was $2.25 and the low was $1.25. In the fourth quarter of 2005, the high quote was $3.00 and the low was $1.31. In the first quarter of 2006 (through March 15), the high quote was $3.00 and low was $2.10.

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

The superior rights of the preferred stock include:

•	If we are liquidated, our preferred stockholders have priority on the distribution of assets up to their original investment value of $0.6986 per share. If any assets remain after the preferred stockholders receive their entitlement, then the remaining assets will be distributed on a pro rata basis to the common stockholders.

•	In the event of a change in control of our company or the occurrence of certain other transactions including, but not limited to, a tender offer, exchange offer or compulsory share exchange, holders of Series A Convertible Preferred Stock are entitled to treat such a transaction as a liquidation and recover their original investment in our company.

•	While the preferred stock is outstanding, we are not permitted to pay dividends on our common stock. This restriction means we are unlikely to pay dividends to our common stockholders in the foreseeable future.

•	In the future, if we were to offer shares of common stock to the public for cash, the holder of Series A Convertible Preferred Stock and the five former shareholders of CSI – South Carolina would have the right to participate pro rata in such an offering at 80% of the offering price. We do not currently contemplate such an offering.

The Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock permits the preferred stockholders to demand the return of their original investment under certain circumstances, which could hinder a stock transfer or business combination transaction beneficial to stockholders.

The preferred stockholders have the ability to elect to treat a change in control and certain other fundamental transactions as a liquidation and to be repaid their original investment under these circumstances. These transactions include a tender offer, an exchange offer, or a compulsory share exchange. The ability of the preferred stockholders to elect liquidation treatment could hinder or even prevent an acquisition transaction that might be beneficial to our common stockholders.

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

We have a total of 40,000,000 authorized shares of common stock, of which 3,270,680 shares were issued and outstanding as of March 17, 2006. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. Of our 40,000,000 authorized shares, we have reserved for issuance 15,518,208 shares of common stock relating to outstanding warrants, options and convertible preferred stock. An additional 1,100,000 shares of our common stock are reserved for issuance under our 2005 Incentive Compensation Plan. Also, we anticipate that we may issue common stock in acquisitions in which we anticipate engaging pursuant to our business strategy. Any issuances relating to the foregoing would dilute your percentage ownership interests, which would have the effect of reducing your influence on matters on which our stockholders vote. They might also dilute the tangible book value per share of our common stock. In addition, the Series A Convertible Preferred stockholder and the five former shareholders of CSI – South Carolina have the right, so long as any of the Series A Convertible Preferred stock is still outstanding, to participate in any “funding” by the Company (including a sale of common stock) on a pro rata basis at 80% of the offering price, which right if exercised might dilute our net tangible book value per share. Further, Barron has the right under certain circumstances to effect a cashless exercise of the warrants, which would dilute the tangible book value per share of our common stock.

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

A substantial number of shares of our common stock may be issued and subsequently sold upon the exercise of the two common stock warrants and the conversion of Series A Convertible Preferred Stock held by Barron. As of March 17, 2006, the number of such shares totaled 15,251,232 (including 815,760 shares issuable upon the conversion of preferred stock potentially issuable as liquidated damages under the Registration Rights Agreement). In addition, officers and other affiliates of our company held 2,526,905 shares of common stock, which have not been registered under the Securities Act of 1933, as amended, and are accordingly subject to the resale restrictions under such Act and Rule 144 thereunder. Under the Preferred Stock Purchase Agreement with Barron, shares held by insiders of the Company may not be sold until February 10, 2007. There were also outstanding options to purchase approximately 268,343 shares of our common stock. Additionally, we may issue up to 1,100,000 shares of common stock pursuant to our 2005 Computer Software Innovations, Inc. Incentive Compensation Plan. As of March 17, 2006, outside directors and consultants of the Company had been awarded an aggregate of 508,894 shares of common stock pursuant to the Plan as compensation for their services. This amount included 16,416 shares awarded to Thomas V. Butta, who subsequently resigned on February 22, 2006. The sale of any or all of these shares could have an adverse impact on the price of our common stock, as could the sale or issuance of additional shares of common stock in the future in connection with acquisitions or otherwise.

Insiders currently hold a significant percentage of our stock and could limit your ability to influence the outcome of key transactions, including a change of control, which could adversely affect the market price of our stock.

As of March 17, 2006 approximately 92% or 2,526,905 shares of our common stock were held by the former CSI – South Carolina shareholders, four of whom are currently executive officers. Non-executive officers of the Company also held options to purchase approximately 268,343 shares. Further, our independent directors and consultants to the Company hold 492,478 shares of common stock (restricted stock in the case of the directors) that were granted under our 2005 Incentive Compensation Plan, which plan provides for the award of a total of 1,100,000 shares to employees, directors and consultants. All of these facts have the potential of solidifying control of the Company with insiders, and would likely limit the ability of any minority stockholders to influence the outcome of key decisions, including elections of directors.

Item 2.	Description of Property.

We lease our headquarters, which comprises two adjacent facilities in Easley, South Carolina. The main office, located at 1661 East Main Street, Easley, South Carolina 29640, is leased from Joe G. Black, our former interim Chief Financial Officer, for $2,800 per month. The facility is leased on a month to month basis. The adjacent facility, located at 1651 and 1653 East Main Street, is leased from Griffin Properties at a rate of $1,854 per month. The lease expires on April 10, 2006 and may be renewed for one-year periods. We also lease two additional suites at 900 East Main Street, Suites L & M, Easley, South Carolina, 29640 from Chuck Yeager Real Estate at a rate of $1,033 per month. The lease expires on September 19, 2006. All of these properties are in good condition.

We believe the leasing arrangement with Mr. Black is competitive with similar leasing arrangements in the Easley, South Carolina area. On a square foot basis, the cost of our lease with Mr. Black is $7.00 per square foot. This cost is within the range of our market, which runs from approximately $4.00 per square foot for older buildings to approximately $12.00 per square foot or more for newly constructed space, before the cost of upfitting.

We currently lease approximately 11,000 square feet amongst the three current facilities. In order to accommodate planned growth, we anticipated needing to procure an initial 15,000 to 20,000 square feet of office space in Easley, South Carolina. Accordingly, in December 2005, we entered into a new lease with Chuck Yeager Real Estate for Suite T at 900 East Main Street in Easley, South Carolina, 29640. Due to the lessor’s requested commitment level and cost, it was determined to be more economical to procure a larger space than we would normally require in an older building than to lease a smaller space in a newer facility. Accordingly, we have entered into a lease with Chuck Yeager Real Estate for an additional 32,163 square feet. We will begin using 7,600 square feet as warehouse space, and will convert it to office space over time. This facility has room for significant additional growth into other suites should we require additional space and the suites become available. The space is leased for five years at an initial rate of $11,224 per month for the first two years. The lease escalates in years three, four and five to $11,640, $12,057 and $12,265 per month, respectively, with the anticipated conversion to office space assumed under the lease terms. The office space is leased for $4.50 per square foot, and the space initially used for warehousing begins at $2.00 per square foot and escalates to $4.50 over the initial five year lease term. There are two five year options to renew, the first at $5.75 per square foot, and the second at an additional 5% or the percentage rate of lessee’s prorata share of increased building operating expenses if greater. We plan to take occupancy and move all our headquarters space from the three existing sites to this location in April 2006. Upon occupancy we are relieved of the obligations for Suites L & M in this facility and do not plan to renew the leases of our facility at 1661 or the adjacent space at 1651 and 1653 East Main Street thereafter.

We do not own or lease any additional facilities. However, we do maintain addresses in North Carolina and Georgia through a public image package from Office Suites Plus. The North Carolina address is 6047 Tyvola Glen Circle, Charlotte, North Carolina 28217, and the monthly charge is $144. The Georgia address is 3235 Satellite Boulevard, Building 400, Suite 300, Duluth, Georgia 30096 and the monthly charge is $129.

Item 3.	Legal Proceedings.

On April 27, 2005, the United States Department of Justice served the Company with a subpoena requesting the Company’s production of documents relating to the federal E-Rate program. The E-Rate program is a government program that provides funding for telecommunications, internet access and internal connections for schools that have very high free and reduced lunch rate counts. No allegations concerning any impropriety by the Company have been made. Department of Justice Antitrust Division counsel has confirmed, effective March 17, 2006, that the Company has complied with all requests for information required by the subpoena, that nothing further is required of the Company at this time, and that the Company is a witness only.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) Amendment to Certificate of Designation

On November 7, 2005, following approval by non-unanimous written consent of its common stockholders, the Company filed an amendment to its Amended and Restated Certificate of Incorporation. The number of shares voted in favor of the amendment was 2,526,905. The effect of the amendment is to permit the Board of Directors to provide in any rights, options and warrants to purchase common stock issued by the Company that the terms thereof may be waived or amended only with the consent of the holders of a designated percentage of a designated class or classes of capital stock of the Company. Although the amendment has general application, the immediate purpose of the amendment was to permit the Company to impose a restrictive beneficial ownership limitation on holders of warrants of the Company, including Barron Partners LP (“Barron”), which currently holds warrants to purchase 7,217,736 shares of Company common stock. The amendment was disclosed in a Securities and Exchange Commission (“Commission”) filing on Form 8-K on November 14, 2005.

(b) Ratification and Approval of Amendment to Certificate of Designation

On February 11, 2005, the Company issued to Barron 7,217,736 shares of Series A Convertible Preferred Stock. The preferred stock was issued pursuant to a Preferred Stock Purchase Agreement between the Company’s predecessor, VerticalBuyer, Inc., and Barron. The terms of the preferred stock were governed by a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Original Certificate”) filed with the Delaware Secretary of State on February 11, 2005. The Original Certificate authorized the issuance of 7,217,736 shares of Series A Convertible Preferred Stock. The preferred stock is convertible into shares of common stock on a one-for-one basis.

Initially, Barron was prohibited from beneficially owning greater than 4.99% of the Company’s common stock, but Barron had the ability to waive the restriction upon 61-days notice. It was the intention of the Company and the preferred stockholder that the preferred stockholder never acquire greater than 4.99% of the Company’s common stock. For avoidance of doubt, on November 7, 2005, the Company filed with the Secretary of the State of Delaware an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Amended Certificate”) to which the Company, its common stockholders and Barron agreed. The common stockholders of the Company ratified and approved the amendment by non-unanimous written consent, with 2,526,905 shares being voted in favor of the ratification and approval.

The Amended Certificate removed the 61-day waiver provision and imposed a more restrictive beneficial ownership cap of 4.9%. Pursuant to the terms of the Amended Certificate, the ownership cap may not be amended or waived without the approval of the common stockholders of the Company, excluding for such vote all shares held by a preferred stockholder or warrant holder (including Barron) and any directors, officers or other affiliates of the Company. Notwithstanding the 4.9% beneficial ownership limitation, all outstanding shares of the preferred stock will automatically be converted into common shares if the Company should undergo a change in control. A “change in control” refers to (i) a consolidation or merger of the Company with or into another company or entity in which we are not the surviving entity, or (ii) the sale of all or substantially all of the Company’s assets to another company or entity not controlled by the Company’s then existing stockholders in a transaction or series of transactions.

The amendments to the Amended Certificate included increasing the number of authorized shares of Series A Convertible Preferred Stock to 8,300,472, in order to accommodate the potential issuance of additional shares of preferred stock pursuant to the revised liquidated damages provisions of the Registration Rights Agreement between the Company and Barron. Also, the preferred stockholders were granted the right to elect to treat a change in control (as defined above) and certain other circumstances as a liquidation and to be repaid their original investment. Other circumstances triggering the liquidation election are (i) any tender offer or exchange offer completed pursuant to which holders of Company common stock are permitted to tender or exchange their shares for other securities, cash or property and (ii) the Company’s effecting any reclassification of Company common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property.

The filing of the Amended Certificate was disclosed in a Form 8-K filed with the Commission on November 14, 2005.

(c) Ratification of 2005 Incentive Compensation Plan

On November 21, 2005, the Company’s common stockholders, acting by non-unanimous written consent, ratified the Company’s 2005 Incentive Compensation Plan (the “Plan”). The number of shares voted in favor of the ratification was 2,526,905. The Plan was approved and adopted by the Board of Directors on April 29, 2005. Under the Plan, the Company may grant non-qualified stock options, stock appreciation rights and restricted stock. There are currently 1.1 million shares of common stock authorized for issuance under the Plan. The purpose of the Plan is to assist the Company and its subsidiaries in recruiting and retaining individuals with ability and initiative who can contribute to the future success of the Company and its subsidiaries by granting them certain compensatory awards allowing them to participate in that future success. No awards have yet been made under the Plan.

The Company previously disclosed the Plan in a Form 8-K filed with the Commission on May 9, 2005.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is traded in the over the counter market quoted on the OTC Bulletin Board. The earliest quote available during the past two years was October 20, 2004. The high and low quotes for such date through March 15, 2006 are set forth in the chart below. The source of this information is the Finance page of www.yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Range of Common Stock Prices ($)

	High		Low
2004
4th Quarter
(October 20, 2004 – December 31, 2004)	3.20	(1)	0.80	(1)
2005
1st Quarter	7.00		0.80	(1)
2nd Quarter	4.01		1.25
3rd Quarter	2.25		1.25
4th Quarter	2.25		1.31
2006
1st Quarter
(through March 15, 2006)	3.00		2.10

(1)	Quotes reflect prices of VerticalBuyer prior to the merger with CSI – South Carolina on February 11, 2005, adjusted for the 40 to 1 stock split effected on that date.

Source:	http://finance.yahoo.com.

As of December 31, 2005, the Company had approximately 122 stockholders of record and one preferred stockholder of record.

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

The Equity Compensation Plan information as of December 31, 2005 is incorporated by reference to Item 11 of this annual report on Form 10-KSB.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

A. Introduction

Unless the context requires otherwise, (1) “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the consolidated combined business of Computer Software Innovations, Inc., a Delaware corporation formerly known as VerticalBuyer, Inc., and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation; (2) “VerticalBuyer” refers to the Company prior to the merger; and (3) “CSI – South Carolina” refers to Computer Software Innovations, Inc., a South Carolina corporation, prior to the merger. The “merger” refers to the merger of CSI – South Carolina into VerticalBuyer on February 11, 2005, as more particularly described in Section B below, “Reverse Merger and Investment by Barron Partners, LP.”

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

We also provide a standards based lesson planning software product that we recently renamed “curriculator™” that allows education professionals to create, monitor and document lesson plans and their compliance with a state’s curriculum standards.

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

By providing a client the ability to call one solution provider and circumvent the difficulties that often arise when dealing with multiple vendors, we believe we are able to achieve high long-term client satisfaction and a competitive advantage in the marketplace. Repeat business from our existing customer base has been key to our success and we expect it will continue to play a vital role in our growth. Over the past ten years we have retained more than 90% of our software customers. For more information on our strategy, see Item 1, “Description of Business—H. Strategy.”

Current Challenges and Opportunities of our Business, and Forward-Looking Information

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

Prior to February 11, 2005, we were a public shell with virtually no operations and CSI – South Carolina was a private company with limited complex accounting issues. As a result, neither we nor CSI – South Carolina had need for staff with technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and began public reporting of significant operations.

Due to the time required to source, attract, negotiate and hire personnel with the necessary experience, we remained for several months without sufficient public reporting or technical expertise to resolve non-routine or complex accounting matters and public reporting requirements such as we encountered in the merger with CSI – South Carolina, Inc. It was not until May 6, 2005 that we hired a chief financial officer with prior public reporting experience who is accustomed to dealing with more complex accounting matters. Deficiencies, which constituted a material weakness, arose as a result of the delay in hiring our CFO and our general shortage of experienced internal technical personnel.

As a result, we were unable to file our first and second quarterly reports on Form 10-QSB for 2005 by their initial due dates and were forced to utilize filing extensions, with which we complied. Also on August 22, 2005, we amended our first quarter Form 10-QSB to restate our financial statements for the period ended March 31, 2005. In addition, in our Form 10-QSB for the period ended September 30, 2005, we disclosed that, as a result of certain reclassifications in the previously issued financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and our Quarterly Reports on Form 10-QSB for the quarters ended June 30, 2005 and March 31, 2005, such financial statements should not be relied upon and that we would restate such financial statements to make the necessary accounting corrections. We refiled these documents as amended on February 14, 2006.

Primarily as a result of our CFO’s reviews in connection with correspondence related to our filing of a Form SB-2 registration Statement on March 28, 2005 and our subsequent filing of a second, replacement Form SB-2 on November 21, 2005 (the “Form SB-2”), and in review of generally accepted accounting principles (“GAAP”) and information in other Company filings, our CFO and external auditors in consultation with our Audit Committee identified certain items recorded in selling, general and administrative costs, which should have been reclassified. Such costs included certain salaries and expenses and the amortization of capitalized software development cost. These costs should have been recorded as components of cost of sales based on financial accounting standards issued. These adjustments did not affect cash flows or net income. The adjustments discussed above were also reflected in an amendment to the Form SB-2 filed on February 14, 2006.

Due to an Emerging Issues Task Force (“EITF”) release, we were also required to account for certain proceeds related to our issuance of preferred stock and warrants as a liability derivative financial instrument and adjust the liability to market on a periodic basis. In addition, we reclassified certain items between equity accounts related to the purchase of the shell corporation. These adjustments did not affect cash flows, however, the changes in the valuation of the derivative financial instrument did affect net income. As a result, we amended our Annual Report on Form 10-KSB for the year ended December 31, 2004 and our subsequent Quarterly Reports on Form 10-QSB, where appropriate. The adjustments reflected a significant deficiency in our internal controls over the application of existing accounting principles to new public reporting disclosures and particularly related to the application of GAAP to new transactions, caused by the shortage of experienced technical resources. All necessary adjustments from the amendments to our previously issued financial results have been made to the financial information contained herein.

The significant deficiency in our controls related to financial reporting was determined to exist on August 16, 2005, at which time the CFO in consultation with the CEO and the audit committee of the board of directors determined that the Company, following its inception of reporting as a public company and hiring of its first CFO with SEC reporting experience, still lacked sufficient internal resources to insure compliance with new emerging issues, or to fully review its compliance in all areas of financial disclosure on a timely basis. Accordingly, it was also determined until such time as we have sufficient resources, we would be unable to declare our disclosure controls with regard to new public reporting disclosures effective.

We continue to work with the CFO to enlist the resources necessary to assist in the handling of complex non-routine accounting issues and to meet public disclosure requirements in a timely fashion. Following consultation with the Company’s Audit Committee and board of directors, the chief financial officer received authority to engage outside accounting experts to support management in their review, interpretation, and implementation of new disclosures and significant changes in accounting and regulatory reporting requirements, and engaged a resource in January 2006. The purpose is to provide additional technical resources (other than our independent auditors) to whom we may direct complex accounting issues for review, particularly in situations where the accounting treatment is unclear or extremely complex. In addition, in January 2006, we hired an additional staff person with public accounting and reporting experience.

Even so, due to the increasing number and complexity of pronouncements, emerging issues and releases, we expect there will continue to be some risk related to financial disclosures, albeit mitigated following implementation of the Sarbanes-Oxley Act requirements. The process of identifying risk areas and implementing financial disclosure controls required under the Sarbanes-Oxley Act may result in the identification of areas where we may need additional resources. Accordingly, we have also determined that until such time as we complete this process, we may be unable to declare our controls with regard to new public reporting disclosures effective. This process has begun and we anticipate it will be completed in 2007. This process may also result in the identification and possible reporting of additional deficiencies.

While we anticipate that completing the Sarbanes-Oxley Act implementation process, which includes the documentation, assessment, review and testing of internal controls, will result in improvements in controls, it will not eliminate the possibility of failures or deficiencies. However, we do expect it to mitigate cost-effectively the risk of failures or deficiencies which may occur. The hiring and engaging of additional technical resources to address deficiencies from shortages of technical personnel and the Sarbanes-Oxley Act implementation process will be time-consuming and increase our administrative costs, and may negatively impact our profitability in comparison to previously reported historical results.

Notwithstanding our plans to implement all requirements of the Sarbanes-Oxley Act based on current legislation, we have also been made aware that the SEC Advisory Committee on Smaller Public Companies has proposed or may propose changes in how certain portions of the Sarbanes-Oxley Act will be applied to smaller public companies. Discussions have included eliminating certain requirements of the Sarbanes-Oxley Act for small public companies such as the external audit requirement. Other areas would continue to apply, including management’s responsibilities and certifications surrounding our control environment. We plan to take advantage of any proposals which are accepted that may reduce the level of work we must perform, or which would allow us to spread the work over a longer time frame. However, such an action would not likely eliminate in its entirety all of the internal control and other requirements relating to the Sarbanes-Oxley Act. As a result, we expect an elimination of only a portion of the costs related to this area, if any, particularly in the short-term. We expect to incur Sarbanes-Oxley Act related costs as we work to meet minimum documentation and review standards necessary for management’s sign-offs, even if not used for external audit or other purposes which the Advisory Committee may propose eliminating.

Establishment of a Telesales Department

We intend to utilize telesales as a method of marketing our lower price point (considered by us to be fundable at the school level) standards based lesson planning software. We also believe telesales will be beneficial in promoting and providing leads for potential sales of our other products. We have not previously had a formal telesales department, and while we have engaged a consultant with significant experience in this area to help with the effort, the establishment of this area will entail some up front investment. We plan to use existing personnel to manage the telesales department, but intend to initially hire two additional employees to focus exclusively on telesales. We also expect the telesales department to assist in the identification and qualifying of additional sales opportunities for the fund accounting software. We expect, but cannot guarantee, that these efforts will generate sufficient revenues to avoid any negative impact on profitability.

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

Conversion of our Accounting+Plus software to Microsoft .Net Programming and SQL Database Language

We have already completed the conversion of the majority of our core accounting modules, with payroll still in progress. The completed modules are in formal beta installations; however, the changes we are having to make as a result of the formal beta use have been limited, and we are prepared to install the completed modules in any entities which do not have an immediate need for other integrated modules not yet converted. In addition, the completed modules have the functionality necessary to handle school activity funds, such as student clubs, organizations and athletics. Typically payroll is not needed to support school activity funds. Many school activity personnel use packages independent of the school’s accounting packages, which may be cumbersome, or lack functionality. Accordingly, we are beginning to look for sales opportunities of the completed modules now, marketed as our “School Activity” solution. And if the school later adopts our full accounting suite, the process of integration will be relatively seamless. We anticipate completing the payroll and some additional modules in 2006, and as previously noted under “Software Modifications Required by Geographic Expansion” above, we anticipate completing the remaining modules throughout 2007.

Maintaining IP Telephony Momentum

In 2005, we continued to experience a significant increase in IP telephony sales. Among these transactions were continued sales of IP Telephony products to one of our largest customers (Greenville County Schools) which encompasses all schools in a fairly large school district. IP Telephony sales increased sales to that customer to 14% of our revenues in 2005, and represented more than 90% of the revenues from this customer in that year. The challenge going forward will be to match large opportunities or increase the number of smaller opportunities. We have increased and reorganized our sales force in an effort to increase the probability of achieving consistent and increasing performance in this product niche in future periods.

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

Investment in Support and Telesales Efforts

Over the next year we will be making an investment (estimated to be as much as $500,000), consisting primarily of increased salaries and wages to support the additional technical support services and telesales efforts. Based on our past experience with prospecting and technical support agreements, we expect the additional revenue generated from the sales of technical support contracts and additional sales opportunities uncovered by telesales efforts for the fund accounting software and the new curriculator™ – standards based lesson planner software will be sufficient to offset our investment within approximately one year, but we can give no assurances such additional services will be profitable collectively, particularly in the short-term.

In addition, effective January 1, 2006 we reorganized our sales force. Previously, our primary sales personnel were assigned to either sell products in our software applications segment or in our technology solutions segment, but not both. We had potentially two persons, a software specialist and a technology specialist, calling on every organization, many times talking to different people within the same organization, and no opportunity for a single salesperson to be in touch with all of the needs of the organization. Due to an increase in the experience and quality of our sales personnel, and our ongoing efforts to educate them about our product offerings, our sales personnel are now able to maximize their contacts by discussing both software and technology in each visit to the customer. As a result, we have been able to reduce the size of salespersons’ territories and allow them to reduce drive time, freeing them up to make more calls, sell across a broader range of solutions and identify additional opportunities. We back the sales personnel with product specialists and engineering support as necessary. We believe this realignment has improved the effectiveness of our sales force and will translate into deeper customer penetration and relationships. We anticipate greater sales and reduced costs per salesperson over time as more opportunities are identified and closed; however, we are unable to estimate the financial impact of these changes.

Expanded Market Opportunities

With the acquisition and web development of the curriculator™ – standards based lesson planner product, the Company is now positioned with a product offering that provides a link between school administration and the classroom. Principals, in addition to monitoring their financial condition using our fund accounting software in their administrative role, are also able to track the progress of teaching against state standards using the curriculator™ product. Lesson plans can now be reviewed, monitored and commented on electronically for content coverage and resource usage. The curriculator™ product provides a link between the administrative oversight function and the technology solutions we provide for the classroom, including our interactive white board offering. We plan to capitalize on these cross-selling opportunities. In addition to increasing our cross-selling opportunities, the curriculator product puts us in a position to feasibly consider acquisitions that may be in the classroom content or curriculum™ results reporting market space. However, we cannot predict the financial impact, if any, this link will create. Any acquisition we would make in the expanded market space would require us to identify and retain product experts in the acquired entity, as we do not currently have significant expertise in the content or curriculum-related market spaces.

Rebranding

In the process of moving toward a national presence, we have established a new brand for CSI: CSI Technology Outfitters Computers. Software. Innovations. We have noted that in some cases software customers have not been aware of the breadth of our technology offerings, while technology customers have not been aware of the extent of our software offerings. While at this time we do not plan to change our corporate name, “Computer Software Innovations, Inc.,” we believe a reemphasis of the term Computers, following it with a period (“.”) distinguishes the technology portion of our business from the software offerings. We have trademarked “Technology Outfitters” to connote our ability to outfit organizations with which we work for a variety of environments. We are redesigning our website to match this theme and are creating a brochure which presents a wider range of offerings, which can be communicated quickly in summary form. We believe these efforts will increase the recognition and value of the CSI name over time and our enhance presence as a preferred provider in our markets.

First Quarter 2006 and Other Earnings Guidance

Certain Costs Related to Going Public

During the current year, we incurred substantial costs related to our efforts to take CSI’s operations public by way of the reverse merger, totaling more than $2.8 million (pre-tax). These costs included the following:

•	merger fees totaling $759,283, of which $275,000 were paid to a third-party broker and the remainder were paid primarily for legal and accounting fees;

•	the redemption of stock options held by certain managers of CSI – South Carolina for $631,174 considered compensation, and $47,766 of payroll tax related costs;

•	legal and professional fees totaling $437,013, expended in 2005 related to our efforts to register the underlying common shares of the preferred stock and warrants (which registration was declared effective on February 14, 2006);

•	litigation costs of $343,063 and settlement costs to the company of $200,000 to settle litigation related to the merger (which, in the opinion of management and its counsel, was unfounded, but settled to avoid further legal costs); and

•	non-cash losses of $414,360 on warrants due to the accounting treatment of the warrants under a liquidated damages penalty payable in cash, until such time as the liquidated damages penalty was renegotiated for payment in a set number of preferred shares on November 7, 2005.

At this time, we do not anticipate incurring any further litigation or reverse merger costs. We expect the costs of registering Barron’s shares in 2006 will be substantially reduced from that which was incurred in 2005. Also, we do not expect to incur any costs related to option redemptions, except potentially in connection with an acquisition to grow our business. As discussed above, we do expect to incur some costs to implement the Sarbanes-Oxley Act legislation. As a result of the related changes noted, we estimate our ongoing legal and professional fees to aggregate approximately $600,000 for the 2006 fiscal year.

Also in connection with becoming a public company, we recruited independent, non-employee directors. We also engaged consultants to assist us with strategic planning and acquisitions. Definitive agreements were not reached regarding the independent directors and consultants compensation until the first quarter of 2006. At such time, the board confirmed such compensation, in the form of stock awards. Accordingly, we will record non-cash expense for directors’ and consultants’ fees of approximately $650,000 in the 2006 first quarter and $56,000 per quarter for the remaining quarters of the year.

E-Rate Program

We have experienced an improvement in our success under contracts related to the E-Rate program.

The E-Rate program assists both schools and libraries in the United States to obtain affordable telecommunications and internet infrastructure and access. The program provides federally subsidized funding based on the level of poverty and the urban/rural status of the population served and ranges from 20% to 90% of the costs of eligible services. The Company has participated in this program in the past, typically winning total contract awards in the $4 to $5 million dollar range during the last several years. In late 2005, as a result of our additional investments in software and personnel, we improved our ability to respond to proposals under the program. As a result, for the annual fall 2005 to spring 2006 E-Rate window, we have been awarded more than $15 million in contracts.

Not all of these contracts are fully funded, and projects and related funding can span multiple years. Typically, we have experienced a 25% to 30% funding rate of awarded contracts. Accordingly, we cannot project the impact of our E-Rate efforts on future periods. Revenues linked to the E-Rate program ranged from 10% to nearly 20% of our total revenues from 2004 through 2005.

Projected First Quarter Loss and Guidance

As a result of the compensation expense related to the stock awards to our outside directors and consultants in the first quarter, as well as other noted cost items, CSI anticipates reporting a loss from operations in the first quarter of 2006. However, with the initial costs related to going public and litigation behind us, we anticipate full year 2006 earnings to exceed those of 2005.

Going forward, the Company plans to issue earnings releases and provide general forward-looking information regarding earnings. However, we do not intend to provide specific guidance.

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

Organization

Currently, our business efforts are focused on two key operating segments: internally developed software applications and related service and support (our “software applications segment”), and other technology solutions and related service and support (our “technology solutions segment”). The Company reports separately for its two operating segments: the software applications segment and the technology solutions segment.

Typically, sales of software and related services generate significantly higher margins than sales of hardware. Because our revenues in our software applications segment result from sales and support of software products developed for resale, and are coupled with a relatively small volume of related hardware sales (also referred to as “software and related services”), our software applications segment produces higher margins than our technology solutions segment. Conversely, revenues in our technology solutions segment result primarily from hardware sales, and relatively smaller amount of integration services (also referred to “hardware sales and related services”). Accordingly, our technology solutions segment produces lower margins than our software applications segment. Margins for “software and related services” were 57.1% for the year ended December 31, 2005. Margins for our technology solutions segment were 20.8% for the same period.

For discussion of the results of the reported segments, see the section entitled “—E. Financial Performance—Results of Operations—Segment Information” below.

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

Our acquisition strategy is discussed in more detail under Item 1, “Description of Business—H. Strategy.”

B. Reverse Merger and Investment by Barron Partners LP

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

In the first quarter of 2005, the Company completed a series of recapitalization transactions that began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). These culminated on February 11, 2005 with the merger of CSI – South Carolina into the Company, and our issuance of preferred stock, common stock, common stock warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer,” and Computer Software Innovations, Inc. prior to such merger as “CSI – South Carolina.” The recapitalization transactions are discussed in Note 2 to the audited consolidated financial statements as of December 31, 2005, and are summarized below.

Merger Accounting

The merger was accomplished through an exchange of equity interests.

SFAS No. 141 “Business Combinations” states that, “[I]n identifying the acquiring entity in a combination effected through an exchange of equity interests, all pertinent facts and circumstances should be considered.” SFAS No. 141 includes the following as significant factors in the decision process: which of the combining entities’ owners as a group retain the larger portion of voting rights, composition of the governing body and senior management positions, and the terms of the exchange of equity securities.

Following the merger, the five former shareholders of CSI – South Carolina as a group held 96% of the voting stock of the Company, occupied two of five board seats (with the remaining three seats being filled by independent directors) and retained senior management positions with the combined company. Preferred stock granted subsequent to the transaction, which was sold to assist with the funding of the cash merger consideration and dividends payable to the CSI – South Carolina shareholders, is convertible into common stock on a one-for-one basis. The initial Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, which governed the preferred stock and warrants, provided, in part, that the preferred stock could not be converted into common stock if such conversion would result in the holder of the preferred stock or its affiliates beneficially owning more than 4.99% of the common stock. The limitation could be waived by the preferred stockholder upon 61 days notice. It was the intention of the Company and Barron that the preferred stockholder never acquire greater than 4.99% of the Company’s common stock and never be deemed an “affiliate” or “control person” under federal securities laws. For avoidance of doubt following conferences with the staff of the Securities and Exchange Commission (the “SEC”), the parties agreed to remove the waiver provision and to impose a non-waivable beneficial ownership cap of 4.9%. These agreements were implemented on November 7, 2005. Accordingly, no greater than 4.9% of our common stock is deemed beneficially owned by the preferred stockholder pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

In addition, the preferred stock has no voting rights except under limited circumstances, and generally no provisions granting rights with respect to the governance of the Company. As a result, under SFAS No. 141, the merger of CSI – South Carolina into VerticalBuyer was considered to be a reverse acquisition, in which CSI – South Carolina was considered to be the acquirer. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. VerticalBuyer had no assets or liabilities at the time of acquisition. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition are required to be expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and the activities of the surviving company (VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI – South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

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

Thereafter on January 31, 2005, VerticalBuyer’s board of directors approved a 40 to 1 reverse stock split, with each fractional share rounded up to one post-split share on a beneficial ownership basis, in order to facilitate a potential merger with CSI – South Carolina. The stock split was effective and payable on February 11, 2005. Following the reverse stock split, VerticalBuyer’s 453,631 outstanding shares of common stock were owned 77% or 348,750 shares by CSI – South Carolina and 23% or 104,881 shares collectively by VerticalBuyer’s approximately 120 public stockholders.

On February 11, 2005, prior to the merger, CSI – South Carolina redeemed stock options to purchase 738,195 shares of common stock for $899,144 cash, as allowed under its stock option plan. Under the plan, certain non-executive employees had been granted options to purchase a total of 1,065,746 shares of the common stock of CSI – South Carolina. The options for 738,195 shares redeemed represented 73.34% of the options for 1,006,538 shares then outstanding. Pursuant to the plan, the option holders retained the remaining portion of their options. In connection with the merger, the surviving corporation assumed such options, which after the merger became exercisable for shares of common stock of the surviving corporation at the share ratio applicable to shares of CSI – South Carolina common stock cancelled in the merger, or 268,343 shares in the aggregate. VerticalBuyer also had a stock option plan, with option shares available for award at the time of the merger. All outstanding options under the plan had expired, however, and the plan was cancelled on March 24, 2005. On April 29, 2005, our board of directors approved a new plan which allows for the award of stock-based compensation in the form of options, restricted stock or stock appreciation rights at the discretion of the board or its compensation committee, up to an aggregate of 1,100,000 shares. As of December 31, 2005, no awards had been granted or are outstanding under the new plan. However, in February 2006, our three outside directors were granted a total of 196,992 shares of common stock under the plan (of which, one director forfeited 32,832 shares as a result of his subsequent resignation as a director). Also in February 2006, we granted a total of 172,367 shares of common stock under the plan to consultants. These stock awards are discussed more fully under Note 9 to the audited consolidated financial statements as of December 31, 2005, which are included in this annual report.

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

On February 10, 2005, VerticalBuyer and CSI – South Carolina executed an Agreement and Plan of Merger. On February 11, 2005, CSI – South Carolina merged into VerticalBuyer. In accordance with the Agreement and Plan of Merger, all shares of the common stock of CSI – South Carolina, and the shares of VerticalBuyer common stock owned by CSI – South Carolina, were cancelled. In exchange for these shares of common stock in CSI – South Carolina, the five shareholders of CSI – South Carolina received the following consideration:

•	2,526,905 shares of our common stock;

•	subordinated notes totaling $3,624,800; and

•	subordinated notes totaling $1,875,200.

Immediately following the transaction, our outstanding common stock totaled 2,631,786 shares. The former shareholders of CSI – South Carolina owned 96% or 2,526,905 shares. The remaining 4% or 104,881 shares were held by the approximately 120 public stockholders of VerticalBuyer, whose number of shares owned was not affected by the merger.

Sale of Preferred Stock and Warrants and Use of Proceeds of Preferred Stock Sale

On February 10, 2005, VerticalBuyer entered into a Preferred Stock Purchase Agreement with Barron. Pursuant to the agreement, on February 11, 2005, immediately following the consummation of the merger, we issued to Barron 7,217,736 shares of our newly created Series A Convertible Preferred Stock and two warrants to purchase, in the aggregate, 7,217,736 shares of our common stock. In exchange for the preferred stock and the warrants, Barron paid cash of $5,042,250. The exercise prices of the warrants are $1.3792 and $2.0958 per share, subject to anti-dilution adjustments, each warrant exercisable for half of the total warrant shares. The terms and conditions of the warrants are identical, including the expiration date of February 11, 2010, except as to exercise price.

In addition to the cash payment for the preferred stock and the warrants, Barron advanced an additional $1,875,200 to the Company in the form of a subordinated note. The Barron subordinated note is subordinated to the other non-subordinated debt of the Company and is due in full on or before May 10, 2006.

The funds from the sale of the preferred stock and the Barron subordinated note were used to repay the notes totaling $3,624,800 issued to the five former shareholders of CSI – South Carolina in the merger and the subordinated notes totaling $2,500,000 issued pre-merger as a dividend to the five CSI – South Carolina shareholders. Also, $275,000 was paid by the Company to Liberty Company, LLC, a transaction broker engaged by Barron, pursuant to the terms of the Preferred Stock Purchase Agreement. Approximately $250,000 was paid to the Company’s legal counsel for services rendered with respect to the merger and related transactions, and approximately $260,000 was retained by the Company for working capital.

Following the application of the proceeds of the preferred stock and the Barron subordinated note described above, two subordinated notes remained outstanding: the Barron note in the amount of $1,875,200, and five notes payable to the five former CSI – South Carolina shareholders in the amount of $375,040 each, aggregating an amount equal to the Barron Note. Amounts outstanding under the Barron and stockholder notes totaled $2,250,400 as of December 31, 2005.

Registration Rights

In conjunction with the Preferred Stock Purchase Agreement, we granted to Barron registration rights with respect to the resale of the shares of common stock underlying the warrants and preferred stock purchased by Barron. Pursuant to a Registration Rights Agreement with Barron dated February 10, 2005, we agreed to file a Registration Rights Agreement within 45 days. We also agreed to use our best efforts to cause the registration statement to be declared effective by the SEC within 120 days following the closing date of the Registration Rights Agreement (February 11, 2005) or generally such earlier date as permitted by the SEC. The Registration Rights Agreement originally provided for cash liquidated damages. The agreement was amended on November 7, 2005 to substitute liquidated damages payable in additional shares of Series A Convertible Preferred Stock. This change was effected primarily in order to avoid the adverse accounting treatment discussed in Note 8 to the audited consolidated financial statements as of December 31, 2005. The Registration Rights Agreement is discussed in more detail in such note and in Item 1, “Description of Business—E. The Merger and Recapitalization—Description of Merger and Related Investment Transactions.”

Outstanding Shares Following Recapitalization

As a result of our reverse stock split, merger and preferred stock transactions, we had 2,631,786 million shares of common stock outstanding as of December 31, 2005. On a diluted basis, assuming the conversion of the preferred stock and exercise of outstanding warrants and options, approximately 17,335,601 million shares of common stock were outstanding on such date.

C. Critical Accounting Policies and Estimates

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

Service/Support Revenues

Service revenues consist of professional services and maintenance fees from software and hardware maintenance agreements. Maintenance agreements are typically priced based on a percentage of the product license fee or hardware cost and have a one-year term, renewable annually. Services provided to customers under maintenance agreements may include technical product support and unspecified software upgrades. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

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

Long-lived Assets

Long-lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount, based on historical cost, or fair value less costs to sell.

Depreciation and Amortization

Depreciation expense relates to property and equipment and is provided using accelerated depreciation methods over the estimated useful lives of such property and equipment. Amortization expense relates to capitalized computer software costs. Computer software costs consist of internal software production costs capitalized under the provisions of SFAS No. 86, “ Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” and are amortized over the economic life of the product, generally three years, using the straight-line method.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, and short-term debt. The carrying values of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amount of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

D. Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company’s existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company’s financial position or results of operations.

In December 2004, the FASB published SFAS No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured on the fair value of the equity or liability instruments issued. This Statement is the result of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Statement 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under Opinion 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public Entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005 (the first quarter of fiscal 2006 for the Company). The impact of this Statement could result in additional expense to the Company when stock options are issued in the future.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005 the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN No. 47 in 2005 and its adoption had no material effect on financial position or results of operations.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP FAS 13-1 permit early adoption and retrospective application of the guidance. The adoption of FSP FAS 13-1 is not expected to have a material impact on the Company’s financial position or results of operations.

E. Financial Performance

Overview of Financial Performance – Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004.

Our revenues for the 2005 fiscal year were $24,286,724, $1,805,489, or 8.0%, higher than revenues for the 2004 fiscal year. The increase was driven by higher technology sales primarily due to the significant sale of lower margin hardware products in the last half of the year compared to prior year, partially offset by the sale of printers and fax machines in the second quarter of the prior year, which did not reoccur in the current year. The overall gain in technology revenues was partially offset by the net decline in software related revenues. A decline in new software sales and related services resulted from a temporary decline in sales personnel and management efforts diverted by the merger. The sales effort has now been refocused with an increase in sales personnel. However, our past experience and relatively long sales cycle for software compared to hardware would indicate a possible six to twelve months lag before we see a significant impact from these changes. The decline in new software sales was partially offset by an increase in software support revenues from enhanced support offerings.

Total cost of sales was negatively impacted by an increase in technology product costs and an increase in salaries and wages as a percentage of sales on the software side, where these costs are generally fixed. Hardware costs also increased as a percent of sales, due to increased sales of lower margin products. These changes resulted in a decrease in gross profit for the year of $522,860, or 7.4%, to $6,545,886.

Operating income decreased from the prior year by $2,719,628, or 107.3%, to a net operating loss of $186,034. The net operating loss resulted from the lower gross profit, legal and professional fees and option compensation incurred in connection with the reverse acquisition (detailed below), continuing compliance costs related to the Company’s registration process and the legal and professional fees and settlement expense associated with merger related litigation, all totaling approximately $2.4 million. These increases in expenses were partially offset by a decline in salaries and wages primarily from the absence in 2005 of executive level bonuses, which were paid in the prior year.

Net income decreased $2,278,150, or 149.7%, to a net loss of $756,610. The net loss resulted primarily from the significant reverse acquisition, share registration efforts, compliance costs and legal settlement costs referred to above, and an unrealized loss on warrants to purchase common stock of approximately $400,000.

Results of Operations

Year Ended December 31, 2005 Versus Year Ended December 31, 2004

The following table and discussion set forth the change in sales and the major items impacting the change in operating income (loss) for the year ended December 31, 2005 compared to the year ended December 31, 2004.

	Twelve Months Ended
	December 31, 2005	December 31, 2004	Increase (Decrease)
Net Sales And Service Revenue	$24,286,724	$22,481,235	$1,805,489
Gross Profit	6,545,886	7,068,746	(522,860)
Operating Income (loss)	(186,034)	2,533,594	(2,719,628)
Significant Items That Increased (Decreased) Operating Income
Gross Profit:
Sales			$1,805,489
Purchased hardware and software components			(1,630,529)
Salaries, wages and benefits			(631,271)
Other			(66,549)

			(522,860)
Operating Expenses:
Salaries, wages and benefits (excluding stock option compensation)			283,903
Stock option compensation			(631,174)
Reverse acquisition costs			(759,283)
Professional and legal compliance costs			(1,028,425)
Other SG&A expenses			(61,789)

			$(2,719,628)

Revenue

Our revenues for the 2005 fiscal year were $24,286,724, $1,805,489, or 8.0%, higher than revenues for the 2004 fiscal year. The increase was driven by higher technology sales primarily due to the significant sale of lower margin hardware products in the last half of the year compared to prior year, partially offset by the sale of printers and fax machines in the second quarter of the prior year, which did not reoccur in the current year. The overall gain in technology revenues was partially offset by the net decline in software related revenues. A decline in new software sales and related services resulted from a temporary decline in sales personnel and management efforts diverted by the merger. The sales effort has now been refocused with an increase in sales personnel. However, our past experience and the relatively long sales cycle for software compared to hardware would indicate a possible six to twelve months lag before we see a significant impact from these changes. The decline in new software sales was partially offset by an increase in software support revenues from enhanced support offerings.

Gross Profit

Gross profit decreased $522,860, or 7.4%, to $6,545,886. The improvement in hardware sales was partially offset by an increase in technology product costs and more than offset by the impact of the decrease in software sales and an increase in salaries and wages as a percentage of sales on the software side, where these costs are generally fixed. Technology product costs increased as a percent of sales, due to increased sales of lower margin products. The gross margin decreased from 31.4% in 2004 to 27.0% in 2005, with the most significant decline coming from the decrease in software sales against a relatively fixed cost structure. We have taken actions to improve software sales going forward, as described under “Revenue and Current Challenges and Opportunities of our Business” above.

Operating Expenses

Operating expenses were $6,731,920 for the 2005 fiscal year, an increase of $2,196,768, or 48.4%, over the same period of the prior year. This increase was primarily due to the legal and professional fees and option compensation incurred in connection with the reverse acquisition (detailed below), continuing compliance costs related to the Company’s registration process and the legal and professional fees and settlement expense associated with merger related litigation, all totaling approximately $2.4 million. These increases in expenses were partially offset by a decline in salaries and wages primarily from the absence of executive level bonuses in the current year, which were paid in the prior year. Other SG&A expenses increased across a variety of areas due to the sales increase and growth of the business in general. These areas of expense increase included: supplies, business promotion, rent and maintenance, dues and subscriptions, taxes and insurance, and facilities costs.

Reverse acquisition costs included $275,000 in fees paid to a financial advisor and finder retained by Barron, Liberty Company, LLC. The amount of Liberty’s compensation was based on a percentage of Barron’s investment. No commission or fee was paid to Barron, the investment group which purchased the preferred stock and received the warrants. The remaining $484,283 consisted of merger related fees paid principally for legal and accounting services.

Stock option compensation represents cost incurred to redeem certain stock options held by key management employees of CSI – South Carolina in connection with the merger. In August 2000, CSI – South Carolina approved and implemented an equity incentive plan pursuant to which eight non-executive employees were granted options to purchase 1,065,746 shares of common stock of CSI – South Carolina, of which 59,208 had been previously cancelled and 1,006,538 were outstanding as of December 31, 2004. Immediately prior to the merger, CSI – South Carolina cancelled options to purchase 797,403 shares and paid the option holders $899,144 as compensation for the cancellation, and reduced unearned stock compensation for the redemption by $267,970, for net compensation expense of $631,174 during the period. Employer FICA and Medicare, additional expenses related to this transaction totaling $47,766, were also paid by CSI – South Carolina and are included in “Other selling, general and administrative expenses” in our audited consolidated statements of operations for the year ended December 31, 2005.

Operating Income (Loss)

We recorded on operating loss for 2005 of $186,034, a decrease of $2,719,598, or 107.3%, compared to operating income in 2004. This significant decrease was due primarily to the impact of the change in gross margin and merger and compliance related costs described in “Operating Expenses” above.

Segment Information

Software Applications Segment

	Twelve Months Ended
	December 31, 2005	December 31, 2004	Increase (Decrease)
Net Sales And Service Revenue	$4,148,211	$4,676,578	$(528,367)
Gross Profit	2,367,403	3,063,323	(695,920)
Segment Income	435,208	824,322	(389,114)

Significant Items That Increased (Decreased) Segment Income
Gross Profit:
Sales			$(528,367)
Purchased software components			306,790
Salaries, wages and benefits			(494,381)
Other			20,038

			(695,920)
Operating Expenses:
Salaries, wages and benefits (excluding stock option compensation)			384,124
Other miscellaneous			(77,318)

			$(389,114)

Software applications segment sales decreased primarily due to lower new software sales, partially offset by an improvement in sales of enhanced support agreements. The lower new software sales were due to the previously discussed temporary reduction in sales staff late in the prior year and through the merger.

Salaries and wages in cost of sales increased primarily due to the addition of the .Net Microsoft SQL (application programming language and database conversion) team in mid-2004. While these costs are generally capitalized, the amortization of previously capitalized costs roughly offset the capitalized portion, leaving a net increase in overall wage related costs in cost of sales. Salaries and wages in operating expenses declined due to senior executive level bonuses in the prior year not being repeated in the current year, partially offset by an increase in salaries and wages reflecting the increased sales staff in the latter part of the year.

Technology Solutions Segment

	Twelve Months Ended
	December 31, 2005	December 31, 2004	Increase (Decrease)
Net Sales And Service Revenue	$20,138,513	$17,804,657	$2,333,856
Gross Profit	4,178,483	4,005,423	173,060
Segment Income	1,797,057	1,709,272	87,785

Significant Items That Increased (Decreased) Segment Income
Gross Profit:
Sales			$2,333,856
Purchased hardware components			(1,934,981)
Salaries, wages and benefits			(139,228)
Other			(86,587)

			173,060
Operating Expenses:
Salaries, wages and benefits (excluding stock option compensation)			(64,222)
Other miscellaneous			(21,053)

			$87,785

Technology solutions segment sales increased in 2005 versus 2004 due primarily to sales of new hardware coupled with a much smaller relative increase in engineering services sold. A significant decrease in printer and fax sales from the prior year and other commissions from hardware sales partially offset this increase. The shift in product mix resulted in a significant rise in hardware costs compared to the improvement in segment revenue.

Salaries, wages and benefits increased in connection with increased engineering services sold, partially offset by a temporary decline in salaries, wages and benefits in operating expenses from the absence of senior executive level bonuses which were paid in the prior year.

The following table summarizes the segment information discussed above to the consolidated amounts reported and previously discussed. The table also presents the segment assets information. Increases in segment assets came primarily from increases in accounts receivable and capitalized software costs for the software applications segment and from increases in accounts receivable in the technology solutions segment. The increases in accounts receivable were due primarily to the increases in sales and changes in operating performance previously discussed, and an increase in the amount of business billable through the federal government E-Rate (subsidy) program for school related communications projects which can have a longer collection cycle (to 120 days).

	Software Applications	Technology Solutions	Total Company
Fiscal year ended December 31, 2005:
Net sales and service revenue	$4,148,211	$20,138,513	$24,286,724
Gross profit	2,367,403	4,178,483	6,545,886
Segment income	435,208	1,797,057	*
Segment assets	2,285,855	5,287,939	7,573,794

Fiscal year ended December 31, 2004:
Net sales and service revenue	$4,676,578	$17,804,657	$22,481,235
Gross profit	3,063,323	4,005,423	7,068,746
Segment income	824,322	1,709,272	*
Segment assets	2,086,321	4,841,206	6,927,527

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

Certain non-recurring items (those items occurring for reasons which have not occurred in the prior 2 years and are not likely to reoccur in 2 years), stock-based compensation costs and compliance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. The following reconciliation presents separately those costs related to the merger and compliance costs, which have not been included in the analysis of segment income. Detailed discussions related to the merger costs have been previously discussed under “Summary of Merger Transactions.” In addition, due to public reporting requirements, we have incurred significant compliance-related professional and legal costs. These costs were not incurred in the prior years because CSI – South Carolina was not a reporting company at that time.

	Year Ended
	December 31, 2005	December 31, 2004
Segment income:
Software applications segment	$435,208	$824,322
Technology solutions segment	1,797,057	1,709,272

TOTAL SEGMENT INCOME	2,232,265	2,533,594
Less: Merger-related and compliance costs
Stock option compensation from stock option redemption in connection with merger	(631,174)	—
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	(47,766)	—
Reverse acquisition costs	(759,283)	—
Professional and legal compliance and litigation related costs	(980,076)	—

OPERATING INCOME (LOSS) Per consolidated Statements of Operations	$(186,034)	$2,533,594

Interest and Other Income and Expenses

Interest expense was $324,815 in 2005 compared to $0 in 2004 due to the addition of borrowings in connection with the reverse acquisition. As of December 31, 2005, we had outstanding draws of $1,701,000 under our bank credit facility bearing interest at 6.44% (Libor plus 0.275%). We also had outstanding subordinated notes payable to Barron and the five former CSI – South Carolina shareholders totaling $2,250,400 and bearing interest at 8.75% (the Prime Rate as reported by Bank of America plus 2%). The Company had no funded debt at December 31, 2004. Unrealized loss on warrants to purchase common stock was $414,360 for 2005 due to an increase in the market valuation (calculated using the Black Scholes method) of the financial instrument liability related to the warrants since their issuance in the first quarter of 2005, and up to the date of the reclass of the warrant values to equity as a result of the amendment of the warrant agreement related liquidated damages provision. The accounting for the warrants is discussed further in Note 1, “Summary of Significant Accounting Policies and Activities” and Note 6, “Financial Instrument (Related to Warrants)” to our Consolidated Financial Statements as of December 31, 2005 and 2004 for the years then ended. No loss on warrants was recorded in 2004 as no warrants were outstanding at that time.

Income Taxes

Income taxes were recorded as a net benefit of $162,467 for 2005, a decline of $1,195,317 when compared to 2004 expense. The decline was due primarily to the loss resulting from the expenses related to the reverse acquisition activity, litigation, and the warrants, as discussed previously. The effective tax rate was substantially less than the statutory rate due to a permanent difference between book and tax accounting from the non-deductibility of the non-cash loss on warrants recorded for book accounting under GAAP.

Net Income (Loss) and Earnings Per Share

Net income decreased $2,278,150, or 149.7%, to a net loss of $756,610 for 2005, as a result of the significant reverse acquisition, share registration efforts and compliance costs, litigation related costs and the loss on warrants to purchase common stock.

Basic earnings per share declined from income of $0.58 per share in 2004 to a loss of $0.29 in 2005, primarily from the increases in compliance and litigation related costs and the unrealized loss on warrants previously discussed. For the same reasons, on a fully diluted basis, earnings per share declined from $0.58 per share in 2004 to a loss of $0.29 per share in 2005. The additional preferred stock and warrants issued in connection with the merger in February 2005 were not included in the calculation of diluted earnings per share for 2005, as their effect was anti-dilutive.

F. Liquidity and Capital Resources

First Quarter 2005 Recapitalization

Prior to the February 2005 reverse acquisition, the Company had funded operations through cash flow from operations. As of December 31, 2004, the Company had $3.7 million in cash and cash equivalents and no outstanding loans.

Events in the first quarter of 2005 related to the merger and recapitalization of CSI – South Carolina have had a significant impact on our liquidity and capital resources. These events are described in more detail in the notes to the audited consolidated financial statements and earlier in management’s discussion. Substantially all of our cash at the time of the reverse acquisition was applied to the acquisition related dividend, redemption of stock options and other merger consideration and costs. The Company issued preferred stock and warrants and borrowed funds, both from its bank lender and subordinated debt from the preferred stock investor, to provide the remaining cash requirements of the merger. As a result, cash declined from $3,656,477 at December 31, 2004 to zero ($0) at December 31, 2005. Debt increased from zero ($0) at December 31, 2004 to borrowings at December 31, 2005 of $1,701,000 under our bank revolving line of credit and $2,250,400 subordinated notes (owed equally to the preferred stock investor, and the five former CSI – South Carolina shareholders). Due to the significant use of cash in the reverse acquisition, funds for working capital are now provided under our $3.0 million revolving line of credit.

Cash from Operating Activities

Cash used for operating activities totaled $1,111,815 for the year ended December 31, 2005, compared to cash provided by operating activities of $2,575,879 for the year ended December 31, 2004. The decrease of $3,687,694 is due in part to $759,283 in one-time legal and professional fees, $631,174 in stock option compensation and related taxes of $47,766, $437,013 related to stock registration efforts and $543,063 in legal fees and settlement costs, all related to the reverse acquisition as previously discussed and resulted in a net loss for the period.

In addition to the effect of merger related items, operating cash decreased from significant increases in our receivables, partially offset by an increase in payables. Accounts payable increased due to an increase in shipments of technology products near year end 2005 compared to shipments near year end 2004, and accounts receivable increased as a result of increased sales in general. A significant portion of such accounts receivable consisted of accounts federally funded through the E-Rate (schools and libraries division or “SLD”) program, which generally has a longer turnaround time for receipt of funds. We have not found it necessary to increase our reserves as a result of the longer funding turnaround time, as this has come primarily from a backlog of paperwork processing and related payments from the SLD. It appears that the SLD is moving ahead to reduce this processing backlog based on information received from the SLD, and subsequent cash receipts.

Changes since year end to Balance Sheet items related to operating activities are as follows:

Increases in accounts receivable ($3.5 million) and in accounts payable ($1.6 million) were a result of the increased hardware sales and related purchases and slow collection of E-Rate receivables previously discussed. The increase in deferred revenue ($0.5 million) is in connection with a significant increase in support agreements previously discussed, which are deferred over the life of the agreement. Deferred tax assets increased in the current year period due primarily to the changes in computer development wages capitalized as computer software costs, net. This amount is added back in the cash flows statement as a reconciling item as this amount did not affect the decrease in cash flows.

Cash from Investing Activities

Cash used for investing activities totaled $1,180,344 for the year ended December 31, 2005, compared to $675,126 for the year ended December 31, 2004. Of the increase, $709,972 is due primarily to the continued investment in development in the .Net version of CSI’s major software modules, and is reflected in the increase in computer software costs, net in the consolidated balance sheet. An additional $419,560 represents capital additions to support the increase in the business, primarily an increase in sales, engineering and .Net team personnel, and solutions offerings, including the ability for customers to run our fund accounting software over the internet on our owned equipment (typically referred to as an ASP or automated service provider model). Assets purchased included computers, office cubicles, networking and development servers and related equipment and additional software licenses for support and customer management. During the year we also purchased the original version of the software underlying our curriculator™ software for $42,210, and invested $8,602 in trademarks, primarily related to our new “Technology Outfitters” tagline, which we have incorporated into our CSI logo and the curriculator™ brand name for the standards based lesson planner software.

Cash from Financing Activities

Cash used for financing activities netted to $1,364,318 for the year ended December 31, 2005, compared to no financing needs or repayments for the year ended December 31, 2004. The increase of $1,364,318 is due entirely to activities related to the reverse acquisition, which have been summarized earlier in management’s discussions above and in Note 2 to the audited consolidated financial statements, except for net additional borrowings of $201,000 on the line of credit facility’s initial balance of $1,500,000 drawn in connection with the merger. Changes in the balance sheet line items for other assets (from deferred financing fees), bank line of credit, subordinated notes payable to shareholders and shareholders’ equity (deficit) are all a result of the merger related transactions detailed in Note 2 to the audited consolidated financial statements as of December 31, 2005, and in the consolidated statement of changes in shareholders’ equity (deficit).

The significant merger related activity in the order it occurred is as follows:

Purchase of VerticalBuyer shell company	$(415,024	)(1)
CSI – South Carolina redemption of options for common stock	(899,144)
Initial cash payment of portion of CSI – South Carolina $3,460,000 dividends declared to shareholders	(960,000)
Proceeds from sale of preferred stock and warrants in merger	5,042,250
Proceeds from issuance of subordinated note to Barron	1,875,200
Payment of remaining outstanding dividends declared, from preferred stock and warrant proceeds	(2,500,000)
Payment on one of the two sets of subordinated notes ($3,624,800) and ($1,875,200) issued to shareholders in connection with merger	(3,624,800)
Payment of debt issuance costs for $3,000,000 revolving credit facility	(83,800)
Initial borrowings under revolving credit facility	1,500,000
Payment on second set of shareholder and Barron’s notes from loan proceeds	(1,500,000)

Net effect of merger transactions on cash, and cash used for financing activities	$(1,565,318)

(1)	Consists of $450,000 aggregate agreed-upon purchase price (including approximately $5,000 used to satisfy outstanding liabilities of VerticalBuyer) and an additional $20,000 paid to Maximum Ventures to offset its legal and accounting expenses, net of the $50,000 contribution by Barron and a $5,000 allowance to help defray our legal and professional expenses.

In addition to the cash used for financing activities related to the merger, the Company incurred approximately $700,000 in legal and professional fees which were expensed and are included in the discussion of cash used for operating activities above.

Also, the Company has $2,250,400 in notes outstanding, of which $1,125,200 is payable to Barron and the remaining $1,125,200 is payable in equal amounts to the five former shareholders of CSI – South Carolina, which are due and payable in May 2006 and accrue interest at the Bank of America’s prime rate plus 2%. If these amounts are not paid at such time, the interest rate on these obligations will increase to 16% per annum. Prior cash flow patterns indicate a reasonable ability to fund this payment or a significant portion thereof but not without the renewing of our line of credit facility. In addition, our line of credit facility restricts payments of subordinated debt if it would cause us to violate covenants under the line of credit. If we are unable to renew our credit facility and/or pay the entire portion of the notes as they come due either from availability under our line and operating cashflows or proceeds from a warrant exercise, the increase in the rate of interest will increase our financing costs and reduce earnings.

Credit Arrangements

During the first quarter, in order to support the activities of the reverse acquisition and provide working capital, we entered into a $3,000,000 line of credit facility whereby we can borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3,000,000. Eligible accounts receivable balances essentially include all of our trade accounts receivable except for those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) such accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. Loans bear interest at Libor rate plus 2.75% (7.14% at December 31, 2005), payable monthly, and mature on March 17, 2006. On February 14, 2006, the line of credit was extended to May 1, 2006 to allow the renewal to follow the issuance of our audited financial statements. We anticipate renewing this facility in May for an additional one year term. Upon entering into the loan agreement on March 17, 2005, the Company borrowed $1,500,000 which was used to pay down a portion of the subordinated notes issued in connection with the merger.

Loans under the facility are secured by a first priority lien on all of our personal property to the lender, including all accounts, equipment, inventory, contract rights and intangibles. Under the facility, CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of not more than 2.5:1, measured on a quarterly rolling twelve months basis, by June 30, 2005; EBITDA, as defined as net of merger related costs, of not less than $2,000,000 by year-end 2005; and a minimum tangible net worth of $1,500,000 (including subordinated debt) by year-end 2005. As of December 31, 2005, the Company had complied with the covenants.

As of December 31, 2005, there were outstanding draws totaling $1,701,000 under our bank credit facility. Pursuant to our agreements with the bank, upon an event of default, it may accelerate and require the repayment of all amounts under the credit facility. It may also decline to make further advances. At December 31, 2005, $1.3 million was available for future advances under the facility.

The Company also has significant commitments under the subordinated notes payable to the original five shareholders of CSI – South Carolina and Barron, as a result of the reverse acquisition, totaling $2,250,400, which will be due and payable in May of 2006. Interest not paid quarterly and any principal not paid by the due date accrue interest at 15% until paid. We do not currently believe that it will be feasible for us to use draws under our bank line of credit facility to fund the repayment of the subordinated debt in May 2006. First, draws under the credit facility to support our working capital needs may not leave a sufficient amount available to fund a repayment of the subordinated debt. Secondly, and more importantly, the subordinated debt is counted as equity in the calculation of the minimum tangible net worth requirement with the bank. We believe it is unlikely that the Company will be able to generate sufficient net income during 2006 so as to permit repayment of the subordinated notes with draws under the line of credit and still maintain compliance with the minimum tangible net worth covenant.

The Company currently plans to use the first $2,250,400 of warrant proceeds, if and when available, to repay the subordinated debt. We will incur additional interest expense at the penalty rate of 15% if sufficient warrant proceeds are not received prior to the due date. Although the registration statement registering the resale of the warrant shares was declared effective by the SEC on February 14, 2006, and Barron has communicated an interest in selling some of the shares underlying the warrants, we cannot predict when Barron may exercise the warrants and we will receive proceeds with which to repay the subordinated notes. Also, it should be noted that Barron may procure saleable common shares by first converting its preferred stock, thereby deferring its exercise of the two warrants. We would receive no proceeds from a conversion of the preferred stock.

From discussions with the holders of the subordinated notes, we anticipate that they will cooperate with the Company should the subordinated notes not be paid as required on May 10, 2006. Although the terms of the note subordinate the rights of the holders to those of senior lenders—including the bank—and generally prohibit the Company from making any payments on the subordinated notes until the repayment of senior debt, the holders of the subordinated notes could potentially accelerate such debt following nonpayment by the Company at maturity. Although this would not have any direct effect on the Company, it may trigger a default under our bank line of credit. Despite what we believe to be our good relations with our bank, we are unable to predict whether our bank lender would grant a waiver under such circumstances. If our bank did not grant such a waiver, we could be forced to obtain an alternative source of financing. We can give no assurances that replacement financing would be available on acceptable terms, or at all. Also, it may be possible for the subordinated noteholders to bring legal action with respect to the subordinated notes, the adverse consequences of which we are unable to evaluate. However, as indicated above, we have discussed with the subordinated noteholders the substantial likelihood that the subordinated notes will not be paid as agreed in May, and do not anticipate any of such noteholders taking any action detrimental to the Company. It should be noted that five of the subordinated noteholders are currently significant stockholders of the Company, and four of these are executive officers of the Company. The sixth subordinated noteholder, Barron, holds all of the Company’s preferred stock.

Future Capital Needs and Resources

Since inception, and prior to the merger, the Company has funded its operations through cash flow from operations.

Ongoing capital resources depend on a variety of factors, including our existing cash balance, availability under our line of credit facility, the cash flow generated from our operations and external financial sources that may be available. As of December 31, 2004, our capital resources included $3.7 million of cash, which was impacted by the merger and related transactions described above. As a result, at December 31, 2005 our cash balance was zero, and we were funding our operations through the use our $3 million line of credit facility. Our ability to generate sufficient operating cash flow is dependent upon, among other things:

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

Factors Affecting Capital Needs and Resources

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Customer Support Billings. We historically bill a significant portion of our service contracts late in the second quarter of the year. Historically, this amount has exceeded $2,000,000. While revenue for service contracts is deferred over the life of the contract (typically over a year) significant cash is generated in the third quarter as a result of the service payments being billed and collected as payment for the entire future year’s service. The Company borrows through its line of credit based on availability tied to its receivables. Cash collections are first used to pay down the line of credit. Thereafter, funds are available to be borrowed again based on our receivables position and line of credit limit as detailed below. Only if the line of credit were paid down and working capital needs met would we have significant cash on our balance sheet.

Burden of Professional and Legal Compliance Costs. For the year ended December 31, 2005, professional and legal compliance costs totaled $1,028,425. These related primarily to compliance costs for the Company’s transition to a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should abate following the effectiveness of the Company’s registration statement with the Securities and Exchange Commission on February 14, 2006. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Also, the compliance costs associated with public company status is significant.

Bank Credit Facility. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, for the foreseeable future, we will rely on our $3.0 million line of credit facility whereby the Company can borrow up to 80% of its receivable balance, not to exceed the total facility limit of $3.0 million. As of December 31, 2005, our facility allowed for borrowing up to $3.0 million (based on adjustments for eligible receivables) of which $1,701,000 was outstanding and approximately $1.3 million was available for additional loan advances. At March 17, 2006, there was approximately $2.4 million available.

The bank facility matures on May 1, 2006. Management believes that cash flow from operations will not be sufficient to repay both the bank credit facility in full as of such date and the subordinated promissory notes payable to shareholders in an aggregate amount of $2.3 million which are due May 10, 2006. Management anticipates renewing the bank credit facility prior to its expiration date. In the alternative, the Company would attempt to refinance the credit facility with another lender. Although management currently believes that its existing lender will agree to a renewal of the facility, there can be no assurance that the Company’s bank will in fact agree to a renewal or that replacement financing could be procured by the Company on favorable terms. Without the existing credit facility or a replacement, management also believes that the ability of the Company to fund working capital to support additional sales growth could be adversely affected.

Subordinated Promissory Notes. At December 31, 2005, subordinated promissory notes payable to shareholders totaled approximately $2.3 million. As discussed above under “Bank Credit Facility,” management believes that operating cash flow will not be sufficient to both repay the bank credit facility in May upon its maturity and repay in full all of the subordinated promissory notes on the May 10, 2006 due date. As discussed under “—Credit Arrangements” above, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such noteholders also may take legal or other adverse collection actions against the Company. Based on conversations with the subordinated noteholders, we believe that such holders will cooperate with the Company if the subordinated notes are not repaid at maturity. However, we can give no assurances in this regard.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2006 will principally consist of $800,000 for software development and $600,000 for capital expenditures.

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

Potential Capital Inflow from Warrants Exercise. A significant amount of cash and capital for the Company would be generated by the exercise by Barron of its common stock warrants. The exercise of Warrant A, with an exercise price of $1.3972 per share, would generate approximately $5.0 million. The exercise of Warrant B, with an exercise price of $2.0958 per share, would generate approximately $7.6 million. The complete exercise of the warrants is in the sole discretion of Barron, subject to the restrictions in the preferred stock and the warrants prohibiting Barron from beneficially holding greater than 4.9% of our outstanding common stock at any time. Although we presume any decision by Barron to exercise the warrants or any portion would depend upon our stock price, results of operations and the long term outlook for the development of our business, among other things, we cannot predict if and when Barron may exercise the warrants. Accordingly, there can be no assurance that Barron will exercise the warrants and that we will receive any resulting capital.

The warrants may be exercised on a cashless basis, in which case the Company would receive no cash proceeds. However, Barron is prohibited from electing a cashless exercise until February 11, 2006, and is thereafter prohibited so long as there is an effective registration statement with respect to the shares underlying the warrants. Accordingly, it will be important in the future for us to maintain the effectiveness of the registration statement covering the warrant shares in order to assure the receipt of equity capital from the exercise of the warrants. Our registration statement was declared effective on February 14, 2006. Barron did not invoke the cashless exercise provision.

Long Term Debt Financing. On February 14, 2006, subsequent to the Company’s 2005 year-end, the Company entered into an agreement with our bank for a 42 month term loan of $400,000 at a fixed interest rate of 7.5% per annum. The facility is collateralized by substantially all of the assets of the Company. The purpose of the term loan was to finance our 2005 capital expenditures long-term and improve availability under our bank credit facility for working capital purposes.

Adequacy of Liquidity and Capital Resources

Based on the foregoing, our management believes that our cash flow from operations and existing bank credit facility will be adequate to fund our short term liquidity and capital needs except possibly for our subordinated debt which we plan to fund from warrant proceeds. We believe that our current business plan for the organic growth of our business will not require any additional external funding except possibly an increase in our line of credit facility which we believe we would be able to obtain with increased sales and receivables supporting the facility, and that we will be able to operate and grow our business while servicing our debt obligations as discussed. As previously noted, any acquisition would be dependent upon additional funding sources.

In making our assessments of a fully-funded business plan, we have considered:

•	cash and cash equivalents on hand or available to our operations through our line of credit of $1.3 million at December 31, 2005;

•	expected cash flow from operations;

•	the anticipated level of capital expenditures of $600,000;

•	software development costs of $800,000; and

•	our scheduled debt service.

If our business plans change, including as a result of changes in our products or technology, or if we decide to expand into additional markets, or if economic conditions in any of our markets generally arise and have a material effect on the cash flow or profitability of our business, or if we have a negative outcome for the debt covenants and are unable to obtain a waiver, then the anticipated cash needs of our business as well as the conclusions presented as to the adequacy of available sources of cash and timing of our ability to generate net income could change significantly. A decision not to exercise warrants or a cashless exercise of the warrants could result in the necessity to pursue other funding.

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

Item 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Computer Software Innovations, Inc. and Subsidiary

Easley, South Carolina

We have audited the accompanying consolidated balance sheets of Computer Software Innovations, Inc. and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Software Innovations, Inc. and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years then ended in conformity with United States generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina

February 28, 2006

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$3,656,477
Accounts receivable, net	5,891,950	2,362,304
Prepaid expenses	70,962	8,007
Income tax receivable	192,918	—

Total current assets	6,155,830	6,026,788
PROPERTY AND EQUIPMENT, net	411,835	143,451
COMPUTER SOFTWARE COSTS, net	983,654	756,788
OTHER ASSETS	22,475	500

Total assets	$7,573,794	$6,927,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,349,785	$773,825
Deferred revenue	1,498,418	1,212,898
Deferred tax liability	298,764	212,630
Income tax payable	—	309,753
Bank line of credit	1,701,000	—
Subordinated notes payable to shareholders	2,250,400	—

Total current liabilities	8,098,367	2,509,106

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock—$0.001 par value; 40,000,000 shares authorized; 2,631,786 shares issued and outstanding	2,632	2,632
Preferred stock—$0.001 par value; 15,000,000 shares authorized; 7,217,736 shares issued and outstanding	7,218	—
Additional paid-in-capital	5,111,736	77,368
Retained earnings (deficit)	(5,646,159)	4,070,451
Unearned stock compensation	—	267,970

Total shareholders’ equity (deficit)	(524,573)	4,418,421

Total liabilities and shareholders’ equity (deficit)	$7,573,794	$6,927,527

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2005	2004
REVENUES
Software applications division	$4,148,211	$4,676,578
Technology solutions division	20,138,513	17,804,657

Net sales and service revenue	24,286,724	22,481,235
COST OF SALES
Software applications division:
Cost of sales, excluding depreciation, amortization and capitalization	1,930,369	1,732,997
Depreciation	35,095	19,917
Amortization of capitalized software costs	525,316	420,188
Capitalization of software costs	(709,972)	(559,847)

Total software applications division cost of sales	1,780,808	1,613,255

Technology solutions division:
Cost of sales, excluding depreciation	15,918,363	13,767,607
Depreciation	41,667	31,627

Total technology solutions division cost of sales	15,960,030	13,799,234

Total cost of sales	17,740,838	15,412,489

Gross profit	6,545,886	7,068,746

OPERATING EXPENSES
Salaries, wages and benefits	3,210,882	3,494,785
Stock option compensation	631,174	—
Reverse acquisition costs	759,283	—
Professional and legal compliance and litigation related costs	1,028,425	—
Travel and mobile costs	400,412	324,346
Depreciation	74,514	68,888
Other selling, general and administrative expenses	627,230	647,133

Total operating expenses	6,731,920	4,535,152

Operating income (loss)	(186,034)	2,533,594

OTHER INCOME (EXPENSE)
Interest income	6,032	21,342
Interest expense	(324,815)	—
Net unrealized loss on warrants to purchase common stock	(414,360)	—
Gain (loss) on disposal of property and equipment	100	(739)
Other	—	193

Net other income (loss)	(733,043)	20,796

Income (loss) before income taxes	(919,077)	2,554,390
INCOME TAX EXPENSE (BENEFIT)	(162,467)	1,032,850

Net income (expense)	$(756,610)	$1,521,540

BASIC EARNINGS (LOSS) PER SHARE	$(0.29)	$0.58
DILUTED EARNINGS (LOSS) PER SHARE	$(0.29)	$0.58
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic	2,631,786	2,631,786
WEIGHTED AVERAGE SHARES OUTSTANDING—Diluted	2,631,786	2,640,646

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK	PREFERRED STOCK	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS (DEFICIT)	UNEARNED STOCK COMPENSATION	TOTAL
Balances at December 31, 2003	$2,632	—	$77,368	$2,548,911	$248,681	$2,877,592
Stock option compensation	—	—	—	—	19,289	19,289
Net income	—	—	—	1,521,540	—	1,521,540

Balances at December 31, 2004	$2,632	—	$77,368	$4,070,451	$267,970	$4,418,421
Purchase of VerticalBuyer shell	—	—	(415,024)	—	—	(415,024)
Stock option compensation	—	—	—	—	631,174	631,174
Redemption of stock options	—	—	—		(899,144)	(899,144)
Dividends paid	—	—	—	(3,460,000)	—	(3,460,000)
Issuance of preferred stock to Barron	—	7,218	—	—	—	7,218
Reclassification of warrant from liability to equity	—	—	5,449,392	—	—	5,449,392
Purchase of stock from shareholders upon merger	—	—	—	(5,500,000)	—	(5,500,000)
Net loss	—	—	—	(756,610)	—	(756,610)

Balances at December 31, 2005	$2,632	$7,218	$5,111,736	$(5,646,159)	—	$(524,573)

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$(756,610)	$1,521,540
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	676,592	540,620
Stock option compensation	631,174	19,289
Deferred income taxes	86,134	38,233
(Gain) loss on disposal of fixed assets	(100)	739
Unrealized loss on financial instrument	414,360	—
Changes in deferred and accrued amounts
Increase in accounts receivable	(3,529,646)	(545,466)
Decrease (increase) in prepaid expenses	7,472	(8,007)
Increase in accounts payable	1,575,960	636,876
Increase in deferred revenue	285,520	260,790
Change in income tax payable / receivable	(502,671)	111,265

Net cash provided by (used for) operating activities	(1,111,815)	2,575,879

INVESTING ACTIVITIES
Purchases of property and equipment	(419,560)	(115,279)
Capitalization of software costs	(709,972)	(559,847)
Purchase of computer software	(42,210)	—
Trademarks	(8,602)	—

Net cash used for investing activities	(1,180,344)	(675,126)

FINANCING ACTIVITIES
Net borrowings under line of credit	1,701,000	—
Payment of debt issuance costs	(83,800)	—
Proceeds from notes payable to shareholders	1,875,200	—
Repayments under notes payable to shareholders	(1,500,000)	—
Dividends paid	(3,460,000)	—
Redemption of stock options	(899,144)	—
Purchase of VerticalBuyer shell	(415,024)	—
Payments for purchase of stock from shareholders	(3,624,800)	—
Proceeds from issuance of preferred stock and related warrants	5,042,250	—

Net cash used for financing activities	(1,364,318)	—

Net increase (decrease) in cash and cash equivalents	(3,656,477)	1,900,753
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,656,477	1,755,724

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$3,656,477

SUPPLEMENTAL INFORMATION
Interest paid	$57,851	$1,508
Income taxes paid	$308,500	$883,352

NON CASH FINANCING ACTIVITY
Subordinated notes issued to shareholders for purchase of stock upon merger	$1,875,200	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Organization

Computer Software Innovations, Inc., (formerly VerticalBuyer, Inc.)(The “Company”, “CSI” or “We”), a Delaware corporation, was incorporated on September 24, 1999. The Company currently trades in the over the counter market and is reported on the OTC Bulletin Board under the symbol “CSWI.OB.”

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

Description of business

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

Basis of presentation

The consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. CSI Technology Resources, Inc. was acquired by CSI on May 1, 2000 and became the technology services segment of CSI. This subsidiary no longer has any significant operations or separate accounting, as all activities are now accounted for within CSI, except that certain vendor contracts are still in the name of CSI Technology Resources, Inc. At a future date, the name on these contracts may be converted and the subsidiary deactivated, subject to a review of any tax or legal implications. Intercompany balances and transactions have been eliminated. The Company uses the accrual basis of accounting.

Use of estimates

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

Our judgments are based on our assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in our financial statements. Actual results could differ materially from these estimates, assumptions, projections and judgments.

Disclosure regarding segments

The Company reports its operations under two operating segments: the software applications segment and the technology solutions segment.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At times balances may exceed federally insured amounts. Bank overdrafts of $948,212 and $0 as of December 31, 2005 and 2004, respectively, have been reclassified to accounts payable.

Accounts receivable

The Company generally performs credit evaluations of its customers financial condition. In general, receivables are due 30 days after the issuance of the invoice. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, as well as credit history and current financial condition. Credit is granted to substantially all customers on an unsecured basis.

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

Computer Hardware Sales Revenues

Revenue related to hardware sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are net 30 days from shipment. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a standard product, (2) there is a history of acceptance on the product with the customer, and (3) the undelivered element is not essential to the customer’s application. Revenue related to spare parts is recognized on shipment. Shipping and handling charges to customers are included in revenues. Shipping and handling costs incurred by the Company are included in cost of sales.

Technology revenues are generated primarily from the sale of hardware. In accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we record revenues as net when we serve as an agent. In these circumstances, our supplier pays a commission to us but acts as the primary obligor in a transaction and we record only the commission in revenues. We record revenues as gross (generally cost of merchandise plus margin) when we serve as a principal whereby we act as the primary obligor in a transaction, have the latitude for establishing pricing and retain all the credit risk associated with such transaction.

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

Long-Lived Assets

Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount, based on historical costs, or fair value less costs to sell. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value.

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the following useful lives:

Classification	Useful life (years)
Furniture	7
Computer equipment	3
Office equipment	3
Leasehold improvements	3

Computer Software Costs and Amortization

Computer software costs consist of internal software production costs and purchased software products capitalized under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs in the research and development of new software products where the technological feasibility is unknown and enhancements which do not prolong the software life or other wise increase its value are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, to date, through our software solutions segment, we have spent no material efforts on technological innovation for which the feasibility has been unknown.

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

Fair value of financial instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, and short-term debt. The carrying values of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amount of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

Advertising

Advertising costs are expensed as incurred. Such costs amounted to $23,241 and $54,669 in 2005 and 2004, respectively.

Earnings (loss) per share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding during the period. All share amounts have been adjusted to give effect for the reverse stock split and change in number of shares in connection with the exchange of equity interests as a result of the reverse acquisition (Note 2), by including all shares issued in the transaction as outstanding in the calculations for all periods presented, except where inclusion is anti-dilutive. Potential common shares were 9,348,539 for the year ended December 31, 2005 (consisting of shares underlying the preferred stock, warrants and options of 7,217,736, 1,876,306 and 254,497, respectively). The shares underlying the outstanding warrants and options of 7,217,736 and 268,343, respectively, were outstanding for the year ended December 31, 2005 and are reduced by application of the treasury stock method which assumes the proceeds from the exercise of the warrants and options are used to buy back shares off the market thereby reducing the number of outstanding shares for the earnings per share calculation. GAAP requires that in the case of thinly traded stock, management assess among other factors whether the market quoted price is representative of the price which would be effective were all shares issued in connection with various transactions, which would include the issuance of significant additional shares in dilutive transactions. Following consultation with accounting and valuation experts and applying the principle of conservatism, which is a basis of the dilution calculation under GAAP, management uses the higher of a cashflow based stock value computation based on comparisons to peer public companies, or the quoted market price, on a weighted average basis, for the repurchase of shares in the diluted earnings per share calculation. Once management, in consultation with its accounting and financial experts considers the stock no longer thinly traded, management will use the quoted market price exclusively.

The 9,348,539 potential common shares are not used in the calculation of diluted loss per share for the year ended December 31, 2005 as the effect would be anti-dilutive. As a result of the merger (Note 2), prior period per share amounts have been restated to reflect the stock split, issuances and cancellations of common stock. Accordingly, the potential common shares for the year ended December 31, 2004 are 8,860. The number of shares used in the diluted per share calculation for the year ended December 31, 2004 are 2,640,646, and include the dilutive effect of options outstanding at that time. The dilutive effect of the preferred stock and warrants has not been included in the diluted earnings per share calculation for the prior year as the preferred stock and warrants were not outstanding at that time.

Stock-based compensation

The Company has a stock based employee compensation plan as of December 31, 2005 which is described more fully in Note 10, “Stock-Based Compensation Plan.” The Company accounts for this plan using the fair value method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation,” and related interpretations. No options or awards have been granted under the current plans. The Company accelerated the vesting and assumed the outstanding options of the predecessor plan (“fixed stock option plan”) of CSI – South Carolina in connection with the reverse merger. No additional options will be issued under this fixed stock option plan. The Company has recognized compensation cost for its fixed stock option plan as all options granted under the plan have an exercise price less than the estimated market price of the underlying common stock on the date of grant.

The Company utilizes the Black-Scholes model to estimate the fair value of options granted.

NOTE 2 – ACQUISITION AND MERGER

In the first quarter of 2005, we concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into us, and our issuance of preferred stock, common stock, warrants and certain subordinated notes.

The significant merger related cash activity in the order it occurred is as follows:

Purchase of VerticalBuyer shell company(1)	$(415,024)
CSI – South Carolina redemption of options for common stock	(899,144)
Initial cash payment of portion of CSI – South Carolina $3,460,000 dividends declared to shareholders	(960,000)
Proceeds from sale of preferred stock and warrants in merger	5,042,250
Proceeds from issuance of subordinated note to Barron Partners, LP (“Barron”)	1,875,200
Payment of remaining outstanding dividends declared, from preferred stock and warrant proceeds	(2,500,000)
Payment of the first of the two sets of subordinated notes issued to shareholders in connection with merger	(3,624,800)
Payment of debt issuance costs for $3,000,000 revolving credit facility	(83,800)
Initial borrowings under revolving credit facility	1,500,000
Partial payment on second set of shareholder ($1,875,200) and Barron’s ($1,875,200) notes, from loan proceeds	(1,500,000)

Net effect of merger transactions on cash, and cash used for financing activities	$(1,565,318)

(1)	The net cash purchase cost of VerticalBuyer consisted of an agreed to purchase price of $450,000 and legal costs of approximately $20,000, net of $50,000 waived reimbursement for the advisory fee previously paid by Barron to Maximum Ventures as earnest money and a $5,000 allowance from Maximum Ventures to defray a portion of the estimated costs of preparation of tax returns for 2001, 2002, 2003 and 2004 and accountant fees for the upcoming 2004 audit.

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

Reverse Stock Split. On January 31, 2005, the board of directors of VerticalBuyer approved a 40 to 1 consolidation of shares or reverse stock split of its common stock in contemplation of a potential merger of VerticalBuyer with CSI – South Carolina. The reverse stock split was paid effective February 11, 2005 to shareholders of record as of February 10, 2005. Pursuant to the reverse stock split, every 40 shares of the VerticalBuyer’s common stock issued and outstanding on the record date was converted and combined into one share of post-split shares. The par value of all shares of common stock was maintained at $0.001 per share. No fractional shares were issued, nor was any cash paid in lieu thereof. Rather, all fractional shares were rounded up to the next higher number of post-split shares and the same issued to any beneficial holder of such post-split shares which would have resulted in fractional shares. Accordingly, each beneficial holder of the common stock had the right to receive at least one post-split share.

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

Name Change. On February 10, 2005, the VerticalBuyer changed its name from “VerticalBuyer, Inc” to “Computer Software Innovations, Inc.”

Merger Agreement. On February 10, 2005, VerticalBuyer entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CSI – South Carolina. The Merger Agreement provided that, upon the terms and conditions set forth in the agreement, CSI – South Carolina would merge into VerticalBuyer, with VerticalBuyer continuing as the surviving corporation. The merger and related transactions were consummated on February 11, 2005 via the surrender (and cancellation) of CSI – South Carolina’s shares in VerticalBuyer, representing 77% ownership of the common stock of VerticalBuyer before the merger, and an exchange by the five shareholders of CSI – South Carolina of their shares in CSI – South Carolina for shares in the surviving corporation representing 96% ownership in VerticalBuyer (now known as CSI) following the merger, and the issuance of notes payable to the shareholders, and cash (as detailed below).

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

Pursuant to the Merger Agreement, in the merger and related CSI – South Carolina dividend transactions, the former shareholders of CSI – South Carolina received, in exchange for their shares of common stock, approximately $6.7 million of cash, subordinated notes aggregating approximately $2.3 million and 2,526,905 shares of common stock of the Company. The shares of VerticalBuyer’s common stock previously held by CSI – South Carolina, representing approximately 77 percent of VerticalBuyer’s issued and outstanding capital stock, were cancelled, as was the common stock of CSI – South Carolina. The remaining shareholders of VerticalBuyer retained their existing shares, subject to the 40 to 1 reverse stock split.

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

The Barron note provides that CSI will pay to Barron $1,875,200, with interest accruing at the prime rate plus two percent (9.25% at December 31, 2005). The principal on the note must be paid in full on or before May 10, 2006. Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full. The amount outstanding under this note totaled $1,125,200 at December 31, 2005.

The aggregate principal sum due under the notes payable by CSI to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount, the terms of the notes are substantially identical to the note payable to Barron. Amounts outstanding under these notes totaled $1,125,200 at December 31, 2005.

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

NOTE 3 – ACCOUNTS RECEIVABLE

	December 31,
	2005	2004
Billed receivables	$5,040,891	$2,297,663
Unbilled receivables	608,410	—
Commission receivable and other	272,649	94,641
Allowance for doubtful accounts	(30,000)	(30,000)

	$5,891,950	$2,362,304

NOTE 4 – CONCENTRATION OF CREDIT RISK

For the year ended December 31, 2005, approximately 34 percent of the Company’s sales were to two customers. At December 31, 2005, approximately 50 percent of the Company’s net accounts receivable were due from two customers. For the year ended December 31, 2004, approximately 25 percent of the Company’s sales were to two customers. At December 31, 2004, approximately 30 percent of the Company’s net accounts receivable were due from two customers. Potential losses from concentrations of credit risk with respect to trade accounts receivable are considered to be limited due to the number of the customers comprising the customer base, including significant amounts to be paid through government funding, and the Company’s ongoing credit evaluations of its customers.

For the years ended December 31, 2005 and 2004, approximately 56 percent and 65 percent, respectively, of the Company’s purchases were from three vendors. At December 31, 2005 and 2004, approximately 17 percent and 13 percent, respectively, of the Company’s accounts payable were due to these three customers. There were no amounts due these three customers at December 31, 2003.

NOTE 5 – PROPERTY AND EQUIPMENT

	December 31,
	2005	2004
Furniture	$97,700	$72,418
Computer equipment	239,589	53,468
Office equipment	608,768	438,546
Leasehold improvements	67,204	29,169

Total	1,013,261	593,601
Less: Accumulated depreciation	601,426	450,150

Property and equipment, net	$411,835	$143,451

Depreciation expense charged to operations was $151,276 and $120,432 for the years ended December 31, 2005 and 2004, respectively.

NOTE 6 – COMPUTER SOFTWARE COSTS

	December 31,
	2005	2004
Capitalized computer software costs	$2,991,732	$2,281,760
Purchase of computer software for resale	42,210	—
Less: Accumulated amortization	2,050,288	1,524,972

Computer software costs, net	$983,654	$756,788

Amortization expense charged to cost of sales for the software applications segment was $525,316 and $420,188 for the years ended December 31, 2005 and 2004, respectively.

NOTE 7 – LONG-TERM AND SHORT-TERM DEBT AND OFF-BALANCE SHEET INSTRUMENTS

On March 17, 2005, CSI entered into a revolving credit facility with a financial institution. Fees for the transaction were $83,800. The $3,000,000 facility allows the Company to borrow up to 80% of accounts receivable balances. The total balance borrowed may not exceed $3,000,000. Amounts outstanding under the facility bear interest at Libor rate plus 2.75% (7.14% at December 31, 2005), are payable monthly and mature on May 1, 2006. The facility is collateralized by substantially all of the assets of the Company. Immediately upon entering into the loan agreement, the Company borrowed $1,500,000, which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. There was $1,701,000 outstanding and approximately $1.3 million available under the facility as of December 31, 2005. Under the facility, CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of a debt to EBITDA (“Earnings Before Interest Taxes, Depreciation and Amortization” a non-GAAP, financial measure which takes GAAP net income (loss) and adds back in interest, taxes, depreciation and amortization), as defined, ratio of not more than 2.5:1 measured on a quarterly rolling twelve months basis by June 30, 2005, EBITDA, as defined, of not less than $2,000,000 by year-end 2005 and a minimum tangible net worth, as defined, of $1,500,000 including subordinated debt by year-end 2005. As of December 31, 2005, management believes the Company is in compliance with all of such covenants.

As of December 31, 2005 there were outstanding draws totaling $1,701,000 and no amounts outstanding as of February 28, 2006, under our bank credit facility. Pursuant to our agreements with the bank, upon an event of default, it may accelerate and require the repayment of all amounts under the credit facility. It may also decline to make further advances. At December 31, 2005 and February 28, 2006, approximately $1.3 million and $1.8 million respectively, were available for future advances under the facility. There were no borrowings outstanding under the line at December 31, 2004.

The Company also has subordinated notes payable to shareholders (See Note 2).

On February 14, 2006, subsequent to the company’s 2005 year-end, the company entered into an agreement with RBC for a 42 month term loan of $400,000 at a fixed interest rate of 7.5% per annum. The facility is collateralized by substantially all of the assets of the Company. The purpose of the term loan was to finance its 2005 capital expenditures long-term and improve its availability under its bank credit facility for working capital purposes. The principle payments for the subsequent years is presented below:

2006	$85,810
2007	109,274
2008	117,176
2009	87,740

Total Principal Payments	$400,000

As of December 31, 2005, for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments.

NOTE 8 – PREFERRED STOCK AND RELATED WARRANTS

On February 10, 2005, the Company entered into the Preferred Stock Purchase Agreement with Barron. Pursuant to the agreement, on February 11, 2005, immediately following the consummation of the merger, the Company issued to Barron 7,217,736 shares of its newly created Series A Convertible Preferred Stock in exchange for the payment of $5,042,250. Barron was also issued two warrants to purchase in the aggregate 7,217,736 shares of the Company’s common stock. The preferred stock is convertible into common stock on a one-for-one basis. 3,608,868 of the warrants are exercisable at a price of $1.3972 per share and 3,608,868 of the warrants are exercisable at a price of $2.0958 per share. The terms and conditions of the warrants are identical, including the expiration date of February 11, 2010, except with respect to exercise price.

Both the conversion of the preferred stock and the exercise of the warrants are subject to restrictions on ownership that limit Barron’s beneficial ownership of common stock. Initially, Barron was generally prohibited from beneficially owning greater than 4.99% of common stock, and such restriction could be waived by Barron upon 61 days prior notice. It was the intention of the Company and Barron that the preferred stockholder never acquire greater than 4.99% of the Company’s common stock and never be deemed an “affiliate” or “control person” under federal securities laws. For avoidance of doubt, Barron and the Company agreed to remove the 61 day waiver provision and to impose a non-waivable beneficial ownership cap of 4.9%. These agreements were implemented on November 7, 2005.

The warrants may be exercised on a cashless basis. In such event, the Company would receive no proceeds from their exercise. However, a warrant holder (including Barron) may not effect a cashless exercise prior to February 11, 2006. Also, so long as the Company maintains an effective registration statement for the shares underlying the warrants, a warrant holder is prohibited from utilizing a cashless exercise. The Company’s registration statement was considered effective on February 14, 2006. Barron did not invoke a cashless exercise.

GAAP requires that in the case of thinly traded stock, management assess, among other factors, whether the market quoted price is representative of the price which would be effective were all shares issued in connection with various transactions, which would include having significant additional shares and liquidity in the market. Following consultation with accounting and valuation experts, management used a cash flow based stock value computation based on comparisons to peer public companies and the market value of their shares near the date of the Company’s preferred stock and warrant transaction. The Company used these comparables to calculate a per share market value of its shares as a public company with significant stock liquidity (the “Adjusted Market Value”).

The Adjusted Market Value of the shares has been used in the Black-Scholes calculation for valuing the warrants. Because the registration rights agreement contained a clause whereby liquidated damages were payable in cash, the warrants were initially considered a liability under derivative accounting (see further discussion below). The principles used under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” require that the proceeds be allocated first to the liability portion of an instrument based on its fair market value and the remaining proceeds assigned to the equity portion. As the fair market value of the warrants exceeded the proceeds from the preferred shares and warrants offering, no proceeds, except for the par value of $7,218 were allocated to the preferred stock.

Registration Rights Agreement

In conjunction with the Preferred Stock Purchase Agreement, the Company also entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby the Company agreed to register the shares of common stock underlying the preferred stock and warrants to be sold to Barron. Under the initial terms of the Registration Rights Agreement, the Company was obligated to file, within 45 days following the execution of the Registration Rights Agreement, a registration statement covering the resale of the shares. The agreement also obligated the Company to use its best efforts to cause the registration statement to be declared effective by the SEC within 120 days following the closing date of the registration rights agreement (February 11, 2005) or generally such earlier date as permitted by the SEC. Barron may also demand the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” may require the Company (subject to carveback by a managing underwriter) to include such shares in certain registration statements it may file. The Company is obligated to pay all expenses in connection with the registration of the shares and may be liable for liquidated damages in the event the registration of shares does not remain effective pursuant to the agreement.

Under the terms of the initial Registration Rights Agreement, liquidated damages were triggered if the Company failed (i) to file the registration statement within 45 days from February 11, 2005, (ii) to cause such registration statement to become effective within 120 days from February 10, 2005, or (iii) to maintain the effectiveness of the registration statement. These requirements were subject to certain allowances: 45 “Amendment Days” during any 12-month period to allow the Company to file post-effective amendments to reflect a fundamental change in the information set forth in the registration statement, and “Black-out Periods” of not more than ten trading days per year in the Company’s discretion, during which liquidated damages would not be paid.

Under the initial terms of the Registration Rights Agreement with Barron, the liquidated damages were payable in cash at a rate of 25% per annum on Barron’s initial preferred stock and warrant investment of $5,042,250. Because the liquidated damages were payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) existed until the registration became effective. On November 7, 2005 the Registration Rights Agreement was amended to eliminate the treatment of the warrants as a derivative financial instrument (see further discussion below).

Warrants

As a result of the registration rights agreement containing a clause whereby liquidated damages were payable in cash, the Company was required to follow EITF 00-19. In light of the required accounting treatment under EITF 00-19, the amount of proceeds allocated to the issuance of warrants ($5,035,032, representing all the proceeds with the exception of the $7,218 par value allocated to preferred stock) was recorded as a liability as of the date of the transaction. In addition, the difference between the amount allocated to the issuance of warrants and the fair market value of the warrants based on the Black-Scholes valuation method at reporting dates was recorded in the statement of operations as an unrealized gain (loss) on financial instrument-warrant liability and as an adjustment to the financial instrument-warrant liability on the Company’s balance sheet, to restate the warrants to fair market value as of that date. In each period up to November 7, 2005, the date of the amendment to the registration rights agreement, whereby the cash liquidated damages provision was converted to damages payable by the issuance of a set number of preferred shares, the financial instrument was marked to market and changes in the value were recorded as adjustments in the statement of operations.

It was not the intent of either CSI or Barron that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock and warrant issuance being recorded as a liability rather than equity. In response, on November 7, 2005, CSI and Barron entered into an amendment to the Registration Rights Agreement that eliminated cash liquidated damages and replaced them with liquidated damages in the form of additional shares of Series A Convertible Preferred Stock. Pursuant to the amendment, 2,472 shares of preferred stock will be issued to Barron for each day when liquidated damages are triggered. The maximum number of shares that could be issued is 815,760. Because the amendment to the Registration Rights Agreement changes the liquidated damages penalty from settlement in cash to settlement in a set number of shares which is unaffected by changes in the share market price, in accordance with EITF 00-19, as of the amendment date, the fair value of the warrants was reclassified from a liability to permanent equity as additional paid-in capital. The fair value at that date, based on the Black-Scholes valuation method, was $5,449,392. The difference between this fair value and the amount allocated to the warrants at issuance ($5,035,032) totaling $414,360 is recorded as an unrealized loss on warrants to purchase common stock in the accompanying statement of operations for the year ended December 31, 2005.

Prior to the execution of the amendment, Barron agreed to waive any liquidated damages through November 30, 2005 pursuant to a waiver dated September 30, 2005. Barron had also waived liquidated damages on three prior occasions. In exchange, during the fourth quarter of 2005 the Company paid Barron $50,000, which was expensed, and agreed to cause the registration statement to become effective under the Registration Rights Agreement on or before November 30, 2005. After that date, the Company entered into two additional waivers extending the required effectiveness date initially until January 31, 2006 and finally, February 28, 2006. The Company’s registration statement was considered effective on February 14, 2006.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases certain facilities and equipment under various operating leases. At December 31, 2005, future minimum lease payments under non-cancelable leases are:

2006	$123,986
2007	134,688
2008	138,432
2009	143,433
2010	146,556
Thereafter	36,795

Total	$723,890

Rent expense for the years ended December 31, 2005 and 2004 was $71,360 and $60,231, respectively. The Company entered into a new operating lease with Chuck Yeager Real Estate on November 30, 2005, related to the lease of premises at 900 Block, 900 East Main Street, Easley, SC, Suite T. The term of this lease is five years, beginning on April 1, 2006 and ending on March 31, 2011. Total rent due under this lease is $700,920, due on the first of each month in escalating monthly payments. The commitments under this lease are included in the future payments in the table above. If at any time the Company terminates the lease the lessor may recover from the

Company all damages approximately resulting from the termination, including the cost of recovering the premises and the worth of the balance of the lease over the reasonable rental value of the premises for the remainder of the lease term, which shall be due immediately. The Company does not anticipate terminating the lease at any time prior to the natural termination of the lease.

Employment Contracts

The Company has employment agreements with its five executive officers, the terms of which expire on February 10, 2008, except that the CFO’s agreement is terminable by either party on 30 days’ notice. Such agreements provide for minimum salary levels, as well as raises and bonuses determined at the discretion of the Company’s Board of Directors. The aggregate commitment for future salaries at December 31, 2005, excluding bonuses, was approximately $1,500,000.

Non-employee Director Compensation

On February 21, 2006, the Compensation Committee of the Board of Directors and the full Board of Directors approved by joint unanimous written consent awards of Company common stock for the Company’s outside directors under the Company’s 2005 Incentive Compensation Plan (the “Plan”). Directors receiving awards under the Plan were Anthony H. Sobel, Chairman; Shaya Phillips; and Thomas V. Butta. Mr. Sobel was granted 98,496 shares, while Messrs. Phillips and Butta were granted 49,248 shares each. One-third of the award vested immediately upon approval. An additional one-third will vest on February 28, 2006, with the final one-third to vest on February 28, 2007. Except in the event of a change in control of the Company, the directors may not sell any shares awarded to them prior to March 1, 2007. If a director’s service terminates prior to a vesting date, all unvested shares will be forfeited, subject to exception in the discretion of the Board. As a result of his subsequent resignation as a director discussed below, Mr. Butta forfeited 32,832 shares.

Consulting Arrangement

Computer Software Innovations, Inc., a Delaware corporation and successor to the Company has entered into a consulting arrangement with Robert F. Steel and Kenneth A. Steel. Although a definitive agreement was yet to be executed as of December 31, 2005. On February 27, 2006, the Company entered into a Letter of Engagement (the “LOE”) dated February 27, 2006 and individual restricted stock agreements of the same date with Robert F. Steel and Kenneth A. Steel, Jr. The purpose of the agreements is to formally set forth the terms and conditions under which the Messrs. Steel have been providing and will continue to provide consulting services to the Company through February 10, 2008.

Under the terms of the LOE, the Messrs. Steel are to advise the Company on the development and implementation of strategic business plans, to assist management in developing marketing and growth strategies, and to assist management in seeking out and analyzing potential acquisition opportunities. The LOE requires the consultants to provide such consulting services until February 10, 2008. In return, the Company has agreed to issue 172,367 shares of its common stock to each of the consultants. The stock awards are to be granted pursuant to the Company’s 2005 Incentive Compensation Plan. The Company will also reimburse the consultants for reasonable travel and other expenses incurred by the consultants in furtherance of the objectives of the LOE. The LOE contains customary confidentiality and non-competition provisions.

In connection with the LOE, the Company entered into the agreements with the consultants. The agreements set forth the terms and conditions upon which the stock awards will be granted to the consultants. If the consultants are terminated for cause prior to the earlier to occur of February 28, 2007 or a change in control of the Company, then the consultants are required to return one-third of the stock awards at the time of termination.

United States Department of Justice Subpoena

On April 27, 2005, the United States Department of Justice served the Company with a subpoena requesting the Company’s production of documents relating to the federal E-Rate Program. The E-Rate Program is a government program that provides funding for telecommunications, internet access and internal connections for schools that have very high free and reduced lunch rate counts. No allegations concerning any impropriety by the Company have been made. However, the collection of information from the many subpoenas issued to various E-Rate Program affiliates may eventually result in further inquiry or possible antitrust and/or related allegations. The Company believes it has produced all requested information and intends to comply with all further direction. The Company does not anticipate any allegations as a result of these inquiries.

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

On December 28, 2005, the suit was settled by all parties involved. As part of the settlement, the plaintiff released all claims against all defendants in exchange for payment of $600,000. The Company contributed $200,000 toward this payment with each of the five former officers of the Company contributing $20,000. The remaining $300,000 was paid by the other defendants in the suit. Although the Company maintained the suit was without merit, The Company believed the settlement was prudent in view of the cost of continuing litigation. None of the portion of the settlement payment made by The Company was covered by any of The Company’s insurance policies. Total costs related to this litigation were approximately $400,000 and are included in “Professional and legal compliance and litigation related costs” in the Consolidated Statement of Operations for the year ended December 31, 2005.

NOTE 10 – STOCK-BASED COMPENSATION PLAN

The Company assumed in the merger the stock-based compensation plan of CSI – South Carolina as described below. The compensation cost that had been charged to income (loss) for the plan totaled approximately $19,000 for the year ended December 31, 2004. No compensation cost was recorded for the year ended December 31, 2005, as all compensation cost related to the 1,006,538 options outstanding as of the beginning of the period had previously been expensed.

At the time of the merger, the CSI – South Carolina plan provided for the granting of options to purchase common stock, with a maximum term of ten years, at the option price on the date of grant. Management determined at the time of grant whether options vested immediately or at the end of a three-year vesting period. Under the plan, options for 1,065,746 shares had been granted to employees, of which 59,208 options were cancelled and 1,006,538 were outstanding under the plan at the time of merger.

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

No options were issued or exercised during the years ended December 31, 2005 or 2004. As of December 31, 2005 and 2004, the Company had the following stock options outstanding:

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268,343	$0.12	November 1, 2012

NOTE 11 – DEFINED CONTRIBUTION PLAN

The Company maintains a Simple IRA savings plan for the benefit of its employees. Employees of the Company may participate in the plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. The Company’s contributions to the plan, as determined by management, are discretionary and are allocated among the participants based on the participants’ contributions. Management has the authority to establish a funding policy and to review such policy annually. Contributions to the Plan were $87,645 and $63,779 for the years ended December 31, 2005 and 2004, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company rents its offices in Easley, South Carolina from an officer/stockholder. The Company is required to maintain the premises in good repair, pay all taxes and assessments, furnish all utilities and carry adequate fire and liability insurance. Rent expense under this lease was $33,600 for each of the years ended December 31, 2005 and 2004. This lease expires on March 31, 2006 and will not be renewed. The Company will lease a new office facility from an unrelated party beginning on April 1, 2006 (see Note 9).

NOTE 13 – INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Current expense (benefit):
Federal	$(215,277)	$858,819
State	(33,324)	135,798

Total current	(248,601)	994,617

Change in deferred income taxes:
Federal	86,134	38,233
State	—	—

Total deferred	86,134	38,233

Income tax expense (benefit)	$(162,467)	$1,032,850

The gross amounts of deferred tax assets (liabilities) as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$11,250	$11,250
Depreciation	—	15,978
Accrued Bonus	81,552	—
Unearned stock compensation	—	93,790

Gross deferred tax assets	92,802	121,018

Deferred tax liabilities:
Depreciation	7,941	—
Computer software costs	383,625	295,148
Other	—	38,500

Gross deferred tax liabilities	391,566	333,648

Net deferred tax liability	$298,764	$212,630

Reconciliation between income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34 percent to income (loss) before income taxes for the years ended December 31, 2005 and 2004 is as follows:

	2005		2004
Tax expenses at statutory rate	$(312,486)	34.0%	$868,493	34.0%
State income tax, net of federal income tax benefit	(32,168)	3.5%	89,823	3.5%
Change in net deferred tax liability	86,134	(9.4)%	38,233	1.5%
Permanent items and other (1)	96,053	(10.4)%	36,301	1.4%

	$(162,467)	17.7%	$1,032,850	40.4%

(1)	2005 amount consists of a permanent difference of $140,882 for the loss on warrants, which is not deductible for tax purposes, net of $44,829 other miscellaneous items.

NOTE 14 – SEGMENT INFORMATION

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

There are no significant transactions between reportable segments. The total of Segment net sales and service revenue from all segments is equal to Net sales as reported in our Consolidated Statements of Operations. Sales and Cost of sales are included in each segment’s income as reported in our Consolidated Statements of Operations. Accordingly, the total of the segments’ Gross profit is equal to Gross profit in our Consolidated Income Statements. Operating expenses are allocated to segment income based on estimate of sales and administrative time spent on each segment. None of the income or loss items following Operating income (loss) in our Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by management. Certain non-recurring items (those items occurring for reasons which have not occurred in the prior 2 years and are not likely to reoccur in 2 years) and compliance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. Accordingly, the total of Segment income from all segments, less non-recurring and compliance items, if any, is equal to Operating income (loss) as reported in our Consolidated Statements of Operations.

The total of Segment assets for all segments is equal to Total Assets as reported in our Consolidated Balance Sheets. The Company allocates shared assets related to liquidity (e.g. cash, accounts receivable and inventory) based on each segments percent of revenues to total consolidated revenues. Capitalized computer software costs are allocated to the software segment. Fixed assets, net, are allocated on the same basis as operating expenses (or by time spent on each segment as discussed above), since support equipment usage is generally tied to time utilized. All other assets are generally allocated on the same basis.

The following tables summarize information about segment profit and loss for the years ended December 31, 2005 and 2004 and assets allocated to segments as of December 31, 2005 and 2004.

	Software Applications	Technology Solutions	Total Company
Year ended December 31, 2005:
Net sales and service revenue	$4,148,211	$20,138,513	$24,286,724
Gross profit	2,367,403	4,178,483	6,545,886
Segment income	435,208	1,797,057	(	*)
Segment assets	2,285,855	5,287,939	7,573,794

Year ended December 31, 2004:
Net sales and service revenue	$4,676,578	$17,804,657	$22,481,235
Gross profit	3,063,323	4,005,423	7,068,746
Segment income	824,322	1,709,272	(	*)
Segment assets	2,086,321	4,841,206	6,927,527

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Year Ended
	December 31, 2005	December 31, 2004
Segment income:
Software applications segment	$435,208	$824,322
Technology solutions segment	1,797,057	1,709,272

TOTAL SEGMENT INCOME	2,232,265	2,533,594
Less: Merger and compliance costs
Stock option compensation from stock option redemption in connection with the merger	(631,174)	—
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	(47,766)	—
Reverse acquisition costs	(759,283)	—
Professional and legal compliance and litigation related costs	(980,076)	—

OPERATING INCOME (LOSS) Per consolidated Statements of Operations	$(186,034)	$2,533,594

NOTE 15—RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company’s existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company’s financial position or results of operations.

In December 2004, the FASB published SFAS No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured on the fair value of the equity or liability instruments issued. This Statement is the result of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Statement 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under Opinion 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public Entities filing as small business issuers will be required to apply Statement 123(R)

as of the first interim or annual reporting period that begins after December 15, 2005 (the first quarter of fiscal 2006 for the Company). The impact of this Statement could result in additional expense to the Company when stock options are issued in the future.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005 the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN No. 47 in 2005 and its adoption had no material effect on financial position or results of operations.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP FAS 13-1 permit early adoption and retrospective application of the guidance. The adoption of FSP FAS 13-1 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to insure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were ineffective due to a significant deficiency in our internal controls over the application of existing accounting principles to new public reporting disclosures and particularly related to the application of GAAP to new transactions. The significant deficiency in our controls related to financial reporting was determined to exist on August 16, 2005, at which time the CFO in consultation with the CEO and the audit committee of the board of directors determined the Company still lacked sufficient internal resources to ensure compliance with new emerging issues, or to fully review its compliance in all areas of financial disclosure on a timely basis, following its inception of reporting as a public company and hiring of its first CFO with SEC reporting experience. Accordingly, it was also determined until such time as we had sufficient resources, we would be unable to declare our disclosure controls with regard to public reporting disclosures effective.

In March 2005, the Public Company Accounting Oversight Board, or PCAOB, defined a “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected, or that a company will be unable to comply with laws and regulations, which includes the timely filing of required reports with the Securities and Exchange Commission. As a result of this new standard, our management noted in our most recent review a significant deficiency. Prior to February 11, 2005, we were a public shell with virtually no operations and had limited need for staff with highly technical accounting and public reporting expertise. In addition, our predecessor, Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”) was a private company and likewise had no need for staff with technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and resumed public reporting of significant operations. Due to the time required to source, attract, negotiate and hire personnel with the necessary experience, we remained for several months without sufficient public reporting or technical expertise to resolve non-routine or complex accounting matters and public reporting requirements such as we encountered in the merger with CSI – South Carolina. It was not until May 6, 2005 that we hired a chief financial officer with prior public reporting experience who is accustomed to dealing with more complex accounting matters. As a result, we were unable to file our first and second quarterly reports on Form 10-QSB for 2005 by their initial due dates and were forced to utilize filing extensions, with which we complied. Also on August 22, 2005, we amended our first quarter Form 10-QSB to restate our financial statements for the period ended March 31, 2005. In addition, in our Form 10-QSB for the period ended September 30, 2005, we disclosed that, as a result of certain reclassifications in the previously issued financial statements contained in our annual report on Form 10-KSB for the year ended December 31, 2004 and our Quarterly Reports on Form 10-QSB for the quarters ended June 30, 2005 and March 31, 2005, such financial statements should not be relied upon and that we would restate such financial statements to make the necessary accounting corrections. We refiled these documents as amended on February 14, 2006.

We are working with the chief financial officer to enlist the resources necessary to assist in the handling of complex non-routine accounting issues and to meet public disclosure requirements in a timely fashion. Following consultation with the Company’s Audit Committee and board of directors, the chief financial officer received authority to engage outside accounting experts to support management in their review, interpretation, and implementation of significant changes in accounting and regulatory reporting requirements. The purpose is to provide additional technical resources (other than our independent auditors) to whom we may direct complex accounting issues for review, particularly in situations where the accounting treatment is unclear or extremely complex. While continuous improvements will be made in 2006 and 2007, based on our CFO’s experience and with an increase in staff, we expect we will receive additional suggestions for improvement in controls during the process of implementing the Sarbanes-Oxley Act. We will be implementing recommendations throughout the process and are unsure of whether we will be able to entirely eliminate any possibility of a significant deficiency until we have completed this process. Even so, due to the increasing number and complexity of pronouncements, emerging issues and releases, we expect there will always be some risk related to financial disclosures, albeit mitigated following implementation of the Sarbanes-Oxley Act requirements, which we anticipate will be completed in 2007.

As discussed above, we also maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. Other than as described above in this item, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information.

Not Applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our board of directors consists of four directors. Two are non-employee directors who were appointed to the board on January 31, 2005 concurrently with the purchase by CSI – South Carolina of approximately 77% of the stock of VerticalBuyer prior to the merger of CSI – South Carolina into VerticalBuyer on February 11, 2005. These non-employee directors, who are “independent” pursuant to the standards of the Nasdaq National Market, are Anthony H. Sobel and Shaya Phillips. The remaining two directors, Nancy K. Hedrick and Thomas P. Clinton, were principals of CSI – South Carolina. With the exception of David B. Dechant, our officers are the former officers of CSI – South Carolina. Mr. Dechant was hired on May 6, 2005 to succeed Joe G. Black as Chief Financial Officer. Mr. Black had agreed to serve as interim Chief Financial Officer until David Dechant assumed the position on a permanent basis. Mr. Black continues to serve in a consulting capacity to the Company. All directors serve for a term of approximately one year until our next annual meeting of stockholders and their successors are elected and duly qualified, or their death, resignation, disqualification or removal from office, whichever is earlier.

Set forth below is the name of each of our executive officers and directors, the principal positions and offices he or she holds with us, and a brief description of that person’s business experience during the past five (5) years:

NAME	AGE	TITLE
Anthony H. Sobel	50	Chairman of the Board
Shaya Phillips	45	Director
Nancy K. Hedrick	55	Director, President and CEO
Thomas P. Clinton	41	Director, Vice President of Sales
David B. Dechant	41	Chief Financial Officer
Beverly N. Hawkins	41	Secretary, Vice President of Product Development
William J. Buchanan	40	Treasurer, Vice President of Delivery and Support

ANTHONY H. SOBEL, has served as a director and Chairman of the Board since January 31, 2005. Since January 1996, he has been the CEO of Montana Metal Products, L.L.C., a precision sheet metal fabrication and machining company located in Des Plaines, Illinois. Mr. Sobel is chairman of the board’s audit committee and a member of its compensation committee.

SHAYA PHILLIPS, has served as a director since January 31, 2005. From March 2002 until the present, Mr. Phillips has been the Assistant Vice President of Information Technology at the Fashion Institute of Technology of the State University of New York. The Fashion Institute of Technology is a public institution of higher education with an emphasis on design, fashion and business education. From January 2000 to March 2002, Mr. Phillips was a consultant for CSSP, an unincorporated association that was engaged in the business of network consulting. From January to November 2001, Mr. Phillips was the Chief Operating Officer and Chief Technology Officer of Global Broadband, Inc. a telecommunications company. From March 1998 to January 2001, Mr. Phillips was the Director of Enterprise Technology for St. Johns University. Mr. Phillips is chairman of the board’s compensation committee and a member of the audit committee.

NANCY K. HEDRICK, has served as President and Chief Executive Officer since January 31, 2005. She has served as a director since February 2005. Prior to the Company’s February 2005 merger, Ms. Hedrick held the position of President of CSI – South Carolina for approximately fifteen years. Ms. Hedrick was a founder of CSI – South Carolina.

THOMAS P. CLINTON, has served as Vice President of Sales since January 31, 2005. He has served as a director since February 2005. Mr. Clinton served as Vice-President of Sales for CSI – South Carolina from February 1999 to February 2005. Mr. Clinton oversees the Company’s sales efforts both in the Software Applications Segment as well as the Technology Solutions Segment.

DAVID B. DECHANT, has served as Chief Financial Officer since May 6, 2005. Mr. Dechant succeeded the former interim CFO, Joe G. Black, who had agreed to remain with the Company following its February 2005 merger until a permanent CFO could be retained.

Prior to his appointment as CFO of CSI, Mr. Dechant was employed from October 2004 until May 2005 as the CFO of NTM, Inc., a manufacturer in Greenville, SC providing performance enhancement and recycling of PET (polyethylene terephthalate) polymer. Previously, he consulted with Bowater, Incorporated from May 2004 to October 2004, providing implementation support for meeting the requirements of the Sarbanes-Oxley legislation. Bowater, headquartered in Greenville, SC, is a manufacturer of newsprint, coated and specialty papers and pulp and forest products.

From January 2004 to April 2004, Mr. Dechant was the CFO/COO and supported succession planning activities in a short-term role with Millenium Manufacturing, LLC and its affiliates, manufacturers of steel arch and specialty chemical storage buildings. Millenium Manufacturing is located in Boone, NC. From November 2002 to January 2004, Mr. Dechant served Bowater as the Acting Manager of the Compliance Department, which position involved overseeing the drafting and coordinating of SEC filings and other public disclosures. From January 2002 to June 2002, Mr. Dechant recruited and placed financial personnel in management roles while working as a recruiting manager in Greenville, SC for Robert Half International Inc., a specialized financial recruiting service.

From July 2000 to the present, Mr. Dechant has been a minority shareholder of, and has acted in a management and consulting capacity for, Legal Eagle, Inc, and its affiliates. In this role, Mr. Dechant has provided financial management services and support for strategic decision making, customer proposals, presentations of services, and software demonstrations and design. Mr. Dechant assisted the company with the establishment of its first satellite office, and at times has supported the business on a full-time basis when not heavily engaged in other business or consulting activities. Legal Eagle and its affiliates, headquartered in Greenville, SC, provide duplication, imaging and paralegal services and software primarily to the legal and corporate communities.

Prior to working for Legal Eagle, Mr. Dechant consulted for PowerCerv Corporation from April 2000 to June 2000. PowerCerv, located in Anderson, SC, was a developer of Enterprise Resource Planning (“ERP”) Software. As a senior business consultant for PowerCerv, Mr. Dechant was responsible for the design and specification of systems and enhancements to the PowerCerv ERP products, with an emphasis on the Financial Module, and its Executive Information Dashboard.

BEVERLY N. HAWKINS, has served as Vice-President of Product Development since January 1, 2006. In this role, Ms. Hawkins oversees the software development activities of the Company. From January 31, 2005 through December 31, 2005, Ms. Hawkins served as Vice President of Support Services, in which role she oversaw the provision of customer service and support solutions for the Company’s software and technology products. Ms. Hawkins has served as Secretary of the Company since January 31, 2005. Ms. Hawkins previously served as Vice-President of Support Services of CSI – South Carolina from February 1999 until February 2005. From January 1990 until February 1999, she served as Vice President. Ms. Hawkins was a founder of CSI – South Carolina.

WILLIAM J. BUCHANAN, has served as Vice-President of Delivery and Support since January 1, 2006. In this role, Mr. Buchanan oversees the provision of the Company’s engineering services and customer support services for the Technology Solutions Segment and the Software Applications Segment. From January 31, 2005 through December 31, 2005, Mr. Buchanan served as Vice President of Engineering. Mr. Buchanan has served as Treasurer of the Company since January 31, 2005. From January 1999 to February 2005, Mr. Buchanan held the position of Vice President of Engineering with CSI – South Carolina.

Effective February 11, 2005, all of the executive officers above, except for Mr. Dechant, entered into employment agreements with the Company. Mr. Dechant entered into his employment agreement with the Company on May 6, 2005. These agreements are described under “—Employment Agreements” below. Joe Black, as previously agreed, is currently providing consulting services to the Company. The terms of his consulting agreement are also described in “—Employment Agreements.”

Resignation of Thomas V. Butta

Thomas V. Butta resigned from the Company’s Board of Directors effective February 22, 2006. His resignation was not the result of any disagreement relating to the Company’s operations, policies or practices. Rather, Mr. Butta resigned in order to devote his full attention to his responsibilities at an unaffiliated company of which he is the Chief Executive Officer. Mr. Butta served on the Board’s Audit and Compensation Committees.

Audit Committee

We have an audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. Anthony H. Sobel and Shaya Phillips are the members of the audit committee, with Mr. Sobel acting as chairman.

Audit Committee Financial Expert

We have determined that our audit committee does not currently have an audit committee financial expert within the meaning of Regulation S-B 401(e). However, we believe our board possesses financial and accounting expertise sufficient to properly oversee the financial affairs of a company of our size and complexity.

Nomination Policy for Directors

On March 20, 2006, the Board of Directors adopted a Policy for Nomination of Directors. The policy sets forth the criteria the Board of Directors will consider in evaluating potential nominees for consideration for the Board. Section 2.9 of the Company’s Bylaws sets forth procedures for stockholder nominations of directors. In evaluating potential nominees, the Board shall consider, among other things, (i) the need for independent members; (ii) the potential nominee’s ability to effectively represent stockholders’ interests; (iii) the potential nominee’s ability to dedicate sufficient time, energy and attention to the performance of required duties of directors; (iv) the potential nominee’s integrity, commitment, and independence of thought and judgment; and (v) any other relevant factors the Board deems appropriate to consider.

Stockholders wishing to nominate a person for election to the Board of Directors must submit a notice that includes certain information about the nominee, including the nominee’s business experience and other information that would be required to be included in a proxy statement solicited for the election of such director. A notice submitted for the nomination of a director must be received at the Company’s executive offices not less than 45 days nor more than 60 days prior to the anniversary date of the mailing of proxy materials for the immediately preceding annual meeting of stockholders; or, if that date is not within 30 days before or after such anniversary date, the notice must be received not later than 10 days after the notice of the date of the annual meeting was mailed or public disclosure of the annual meeting date was made, whichever first occurs.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

On March 20, 2006, the Board of Directors adopted a code of ethics that applies to all directors, officers and employees of the Company. Our code of ethics is filed as Exhibit 14 to this report.

Item 10.	Executive Compensation.

Director Compensation

Employee directors do not receive any compensation for serving on our board of directors. Non-employee directors do not receive any cash compensation for serving on the board, but are reimbursed for incidental expenses related to attendance at board meetings.

On February 21, 2006, the Compensation Committee of the Board of Directors and the full Board of Directors approved awards of common stock for our outside directors under the Company’s 2005 Incentive Compensation Plan (the “Plan”). Directors receiving awards under the Plan were Anthony H. Sobel, Chairman; Shaya Phillips; and Thomas V. Butta. Mr. Sobel was granted 98,496 shares, while Messrs. Phillips and Butta were granted 49,248 shares each. One-third of the award vested immediately upon approval. An additional one-third vested on February 28, 2006, with the final one-third to vest on February 28, 2007. Except in the event of a change in control of the Company, the directors may not sell any shares awarded to them prior to March 1, 2007. If a director’s service terminates prior to a vesting date, all unvested shares will be forfeited, subject to exception in the discretion of the Board. As a result of his resignation as a director on February 22, 2006, Mr. Butta forfeited 32,832 shares.

Executive Compensation

The table below sets forth, for the fiscal years ended December 31, 2005, 2004 and 2003, the cash compensation for the named executive officers of the Company.

Summary Compensation Table

Name and Principal Position	Annual Compensation
	Year	Salary ($)	Bonus ($)
Nancy K. Hedrick President and Chief Executive Officer	2005	183,786	—
	2004	160,200	125,000
	2003	120,000	180,000

Beverly N. Hawkins Secretary and V.P. of Product Development	2005	183,786	—
	2004	160,200	125,000
	2003	120,000	180,000

Thomas P. Clinton V.P. of Sales	2005	183,786	—
	2004	160,200	125,000
	2003	120,000	180,000

William J. Buchanan Treasurer and V.P. of Delivery and Support	2005	183,786	—
	2004	160,200	125,000
	2003	120,000	180,000

Option and Stock Grants

No option or stock grants were made to our named executive officers in 2005. None of our named executive officers now hold, or held or exercised in 2005, options or stock appreciation rights.

Employment Agreements

On February 11, 2005, we entered into written employment agreements with four of our executive officers: Nancy K. Hedrick, President and Chief Executive Officer; Thomas P. Clinton, Vice President of Sales; William J. Buchanan, Vice President of Support Services (as of January 1, 2006); and Beverly N. Hawkins, Vice President of Product Development (as of January 1, 2006). All such employment agreements are identical except for name and job title. They provide for: a term of three years, expiring on February 10, 2008, with automatic renewals of one year thereafter in the absence of either party giving 30 days advance notice; compensation at a rate of $185,000 a year, plus such bonuses and raises as our board of directors in its discretion may determine; provisions prohibiting us from modifying the executives’ job responsibilities and duties in a manner inconsistent with the executive’s job position and prohibiting us from relocating the executive’s principal location of employment in Easley, South Carolina to more than thirty miles away; termination by us for cause; provisions prohibiting the executive from competing with us, soliciting our customers or suppliers, or employing any of our employees, at our election, for the longer of one year after termination of employment or the remainder of the initial three year term plus one year upon a voluntary termination of employment; confidentiality; severance benefits in the event of termination by us without cause equaling 18 months of base salary; and consideration for the non-compete provisions, to be paid over a one year period following termination of employment, equal to 75% of the average of the employee’s base salary and bonuses during the period of his or her employment. The employment agreements also contain other standard provisions for employment agreements of this type.

On May 6, 2005, the Company entered into a written employment agreement with David B. Dechant, whereby Mr. Dechant serves as Chief Financial Officer of the Company. The Employment Agreement provides for: at-will employment terminable by either party upon 30 days written notice; compensation at a rate of

$110,000 a year, plus such bonuses and raises as the Board of Directors in its discretion may determine; provisions prohibiting the executive from competing with the Company, soliciting its customers or suppliers, or employing any of its employees, at its election, for one year after termination of employment; confidentiality; and severance benefits in the event of termination by the Company without cause (which would include the Company materially modifying the executive’s job responsibilities or relocating the executive’s principal location of employment from Easley, South Carolina to more than thirty miles away) equaling six months of base salary plus one additional month of such base salary for each year of service with the Company, not to exceed eighteen months. The Employment Agreement also contains other standard provisions for employment agreements of this type.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of December 31, 2005, certain information with respect to beneficial ownership of shares of our common stock by each of the members of the board of directors, by each of our named executive officers identified in the “Summary Compensation Table” in Item 10, by all directors and executive officers as a group, and by each other person known to us who owns more than five percent of our common stock.

The business address of each named person or group is 1661 East Main Street, Easley, South Carolina 29640.

Name	Common Stock Beneficially Owned(1)	Approximate Percentage of Class(2)
Nancy K. Hedrick	505,381	15.5
Thomas P. Clinton	505,381	15.5
Beverly N. Hawkins	505,381	15.5
William J. Buchanan	505,381	15.5
Anthony H. Sobel	98,492	3.0
Shaya Phillips	49,248	1.5
All present executive officers and directors as a group (7 persons)	2,169,264	66.3
Joe G. Black(3)	505,381	15.5
Robert F. Steel(4)	172,367	5.27
Kenneth A. Steel, Jr.(4)	172,367	5.27

(1)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person, directly or indirectly has or shares the powers to direct the voting of the security or the power to dispose or direct the disposition of the security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities with respect to which that person has the right to acquire beneficial ownership within 60 days of the relevant date. Unless otherwise indicted by footnote, the named individuals have sole voting and investment power with respect to the shares of stock beneficially owned.
(2)	Based on 3,270,680 shares outstanding as of March 17, 2006.
(3)	Mr. Black served as our interim chief financial officer until May 6, 2005. He currently serves as a consultant to the Company.
(4)	Based on information included in a Schedule 13D filed by Messrs. Steel on March 8, 2006. Messrs. Steel were awarded the above-referenced shares in connection with an agreement to provide consulting services to the Company.

Potential for Change of Control

As of March 17, 2006, our outstanding shares of common stock totaled 3,270,680, 2,169,264 of which were owned by management. Accordingly, as of such date, our management effectively possessed control of the Company. However, pursuant to a registration statement on Form SB-2 filed and declared effective February 14, 2006, Barron Partners, LP may sell up to 15,295,728 shares of common stock. Barron is prohibited from beneficially owning greater than 4.9% of our shares (except under limited circumstances involving significant acquisition transactions). However, one or more investors could acquire enough shares in or subsequent to the offering so as to effect a change of control of the Company. We are currently unaware of any plan or arrangement to effect a change of control of us.

Equity Compensation Plans

The following table sets forth certain equity compensation plan information for the Company as of December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	268,343	(1)	$1.69	1,100,000	(2)
Equity compensation plans not approved by security holder	N/A		N/A	N/A

(1)	Represents shares underlying options held by non-executive officers of the Company. These options were assumed by the Company in its February 2005 merger with CSI – South Carolina. No more options may be granted under the CSI – South Carolina plan pursuant to which the options were granted.
(2)	In February 2006, a net total of 164,160 shares of common stock were granted to Anthony H. Sobel, Shaya Phillips and Thomas V. Butta as compensation for their service to the Board of Directors. Also in February 2006, an aggregate of 344,734 shares were granted to Robert F. Steel and Kenneth A. Steel, Jr. for consulting services being provided to the Company. All grants were pursuant to the Company’s 2005 Incentive Compensation Plan. Thus, as of March 17, 2006 the current number of shares available for issuance in column (c) was 591,106.

Item 12.	Certain Relationships and Related Transactions.

Maximum Ventures Purchase of Controlling Interest in VerticalBuyer

On March 12, 2004, Maximum Ventures purchased 13,950,000 shares of VerticalBuyer common stock from controlling shareholders Leslie Kent and Timothy Rosen for $150,000. At the time, the purchase represented the transfer of approximately 80% of VerticalBuyer’s outstanding common stock. In the stock purchase transaction, Maximum Ventures assumed certain liabilities of VerticalBuyer. In August 2004, Joseph Donahue resigned from the board of directors, and on August 16, 2004, Chris Kern was appointed as a director of VerticalBuyer. On October 22, 2004, Messrs. Kent and Rosen resigned as officers and directors of VerticalBuyer. Mr. Kern then appointed Abraham Mirman, President of Maximum Ventures, as director and CEO of VerticalBuyer. Mr. Kern subsequently resigned from the board and was appointed Interim CFO on November 17, 2004.

Participants in the Merger and Related Transactions

Immediately prior to the merger, CSI – South Carolina owned of record and beneficially approximately 77% of all of the issued and outstanding capital stock of VerticalBuyer. As previously disclosed, these shares were purchased on January 31, 2005 from Maximum Ventures pursuant to a stock purchase agreement dated January 31, 2005. A portion of the consideration for the purchase of such shares was approximately $450,000 plus $20,000 paid for reimbursement of Maximum Ventures’ legal expenses. Of the total paid to Maximum Ventures by CSI – South Carolina, approximately $56,387.50 was applied against VerticalBuyer’s outstanding liabilities. A portion of the consideration was paid out of cash of CSI – South Carolina, and $50,000 was advanced by Barron. The purchase of the shares from Maximum Ventures was arranged by Barron, which subsequently purchased certain shares of our preferred stock and warrants. None of our directors or executive officers is affiliated with Barron, and Barron’s relationship with us is otherwise limited to its ownership of the Series A non-voting convertible preferred stock, certain warrants to purchase common stock, a subordinated loan to us of approximately $1.9 million and related agreements. Barron received no finder’s or other fee with respect to its role in the transaction with Maximum Ventures.

Two of our directors, Nancy K. Hedrick and Thomas P. Clinton, were formerly directors, executive officers and shareholders of CSI – South Carolina. Likewise, our current officers, with the exception of David B. Dechant, are the former officers of CSI – South Carolina. During the period following the January 31, 2005 purchase by CSI – South Carolina of a controlling interest in VerticalBuyer from Maximum Ventures until immediately prior to the merger, the following principals of CSI – South Carolina served in the following officer positions with VerticalBuyer: Nancy K. Hedrick, President and CEO; Joe G. Black, Interim Chief Financial Officer; Beverly N. Hawkins, Secretary; and William J. Buchanan, Treasurer. Upon the consummation of the merger on February 11, 2005 the following former shareholders and officers of CSI – South Carolina became executive officers of the Company, as follows: Nancy K. Hedrick, President and CEO; Thomas P. Clinton, Vice President of Sales; Beverly N. Hawkins, Secretary and Vice President of Product Development; William J. Buchanan, Treasurer and Vice President of Delivery and Support; and Joe G. Black, Interim CFO. On July 5, 2005, Mr. Black resigned his position as Interim CFO and became a consultant to the Company.

On February 10, 2005, VerticalBuyer entered into an Agreement and Plan of Merger with CSI – South Carolina. At that time, CSI – South Carolina owned approximately seventy-seven percent (77%) of VerticalBuyer’s issued and outstanding common stock. The Agreement and Plan of Merger provided that, upon the terms and conditions set forth in the agreement, CSI – South Carolina would merge into VerticalBuyer, and that VerticalBuyer would continue as the surviving corporation. The merger and related transactions were consummated on February 11, 2005.

Pursuant to the Agreement and Plan of Merger, in the merger and related CSI – South Carolina dividend transactions, the former shareholders of CSI – South Carolina received certain consideration in exchange for their shares of common stock in CSI – South Carolina. Specifically, they received approximately $7.1 million of cash, subordinated notes aggregating approximately $1.9 million to be repaid over the next fifteen months and 2,526,905 shares of our common stock. The five shareholders included Nancy K. Hedrick, our current Chief Executive Officer and Director; Thomas P. Clinton, Vice President of Sales and Director; William J. Buchanan, Treasurer and Vice President of Delivery and Support; Beverly N. Hawkins, Secretary and Vice President of Product Development; and Joe G. Black, our former interim Chief Financial Officer. The consideration received by the five former shareholders of CSI – South Carolina in the merger and related transactions is described in more detail under Item 1, “Description of Business—E. The Merger and Recapitalization—Summary of Consideration Received by Participants in Merger and Related Transactions.”

As described under Item 10, “Executive Compensation—Employment Agreements,” Ms. Hedrick, Ms. Hawkins and Messrs Clinton and Buchanan entered into employment agreements with the Company. As also described in “—Consulting Arrangements,” Mr. Black entered into a consulting agreement with the Company.

Lease

We lease approximately 4800 square feet of office space from our former Interim Chief Financial Officer, Joe Black. The total rent paid to Mr. Black in the 2005 and 2004 fiscal years was approximately $30,000 per year. We believe the leasing arrangement with Mr. Black is competitive with similar arms length leasing arrangements in Easley, South Carolina. See Item 2, “Description of Property” for additional information on the lease.

Consulting Arrangements

Robert F. Steel and Kenneth A. Steel

We have entered into a consulting arrangement with Robert F. Steel and Kenneth A. Steel of Lamont, Illinois, for Messrs. Steel to advise the Company on the development and implementation of strategic business plans, to assist management in developing marketing and growth strategies, and to assist management in seeking out and analyzing potential acquisition opportunities. On February 27, 2006, the Company entered into a Letter of Engagement (the “LOE”) and individual stock agreements of the same date with Robert F. Steel and Kenneth A. Steel, Jr. The terms of the LOE and the stock agreements provide that Messrs. Steel will provide consulting services to the Company through February 10, 2008. In exchange, the Company issued 172,367 shares of common stock to each of Kenneth A. and Robert F. Steel pursuant to the Company’s 2005 Incentive Compensation Plan.

Robert F. Steel has more than fifteen years of management and consulting experience with public and private companies in a variety of industries, including technology companies. He is President, CEO, Director and a shareholder of K.A. Steel Chemicals, Inc., a Chicago, Illinois based chemical manufacturing and distribution company. He is also Chairman, Director, and a co-owner of Montana Metal Products, L.L.C., a precision sheet metal fabrication and machining company located in Des Plaines, Illinois. Mr. Steel holds a Bachelor of Science degree in Accounting and Finance from Georgetown University and a Master’s in Business Administration from the University of Chicago. He also did one year of post-graduate work in international marketing and finance at the Oxford Center of Management at Oxford University, England.

Kenneth A. Steel is Executive Vice President, Director and a shareholder of K.A. Steel Chemicals, Inc. He is also President, Director and co-owner of San Francisco Foods, L.L.C., a San Francisco, California based branded food company. Mr. Steel has been involved as a consultant and/or as management in initial public offerings for several entities.

Messrs. Steel are investors in Barron Partners LP, which holds our Series A Convertible Preferred Stock, the warrants and some of our subordinated debt. Robert F. Steel is co-owner of Montana Metal Products, L.L.C., with Anthony H. Sobel, our Chairman.

Joe G. Black

We have entered into a consulting agreement with Joe G. Black to provide financial and accounting consulting services to us with a compensation of $75 an hour during the term of the consulting agreement. The consulting agreement provides for an initial term of one year, which began on July 5, 2005. The consulting agreement also contains provisions prohibiting Mr. Black from competing with us, soliciting our customers or suppliers, or employing any of our employees for a period of one year following expiration of the consulting agreement. The initial term of the consulting agreement is renewable in one year increments upon mutual agreement with the same compensation.

Item 13.	Exhibits.

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on 8-K filed February 16, 2005.

3.1	Amended and Restated Certificate of Incorporation, and Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on 8-K filed February 16, 2005.

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on 8-K filed November 14, 2005.

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on 8-K filed March 29, 2006.

3.2	Amended and Restated Bylaws of Computer Software Innovations, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on 8-K filed March 29, 2006.

4.1	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on 8-K filed November 14, 2005.

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed February 16, 2005.

10.2	First Amendment to the Preferred Stock Purchase Agreement dated November 7, 2005 between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on 8-K filed November 14, 2005.

10.3	Computer Software Innovations, Inc. Common Stock Purchase Warrant A, issued to Barron Partners LP on February 11, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K filed February 16, 2005.

10.4	First Amendment to the Computer Software Innovations, Inc. Common Stock Purchase Warrant A issued to Barron Partners LP, dated November 7, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed November 14, 2005.

10.5	Computer Software Innovations, Inc. Common Stock Purchase Warrant B, issued to Barron Partners LP on February 11, 2005, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K filed February 16, 2005.

10.6	First Amendment to the Computer Software Innovations, Inc. Common Stock Purchase Warrant B issued to Barron Partners LP, dated November 7, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K filed November 14, 2005.

10.7	Escrow Agreement dated as of February 10, 2005, between the Company, Computer Software Innovations, Inc., Barron Partners LP and Leatherwood Walker Todd & Mann, P.C., incorporated by reference to Exhibit 10.4 of the Company’s Current Report on 8-K filed February 16, 2005.

10.8	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on 8-K filed February 16, 2005.

Exhibit Number		Document

10.9		First Amendment to the Registration Rights Agreement dated November 7, 2005, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K filed November 14, 2005.

10.10		Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on 8-K filed February 16, 2005.

10.11		Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on 8-K filed February 16, 2005.

10.12	*	Employment Agreement dated as of February 11, 2005, between the Company and Nancy K. Hedrick, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on 8-K filed February 16, 2005.

10.13	*	Employment Agreement dated as of February 11, 2005, between the Company and Thomas P. Clinton, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on 8-K filed February 16, 2005.

10.14	*	Employment Agreement dated as of February 11, 2005, between the Company and William J. Buchanan, incorporated by reference to Exhibit 10.10 of the Company’s Current Report on 8-K filed February 16, 2005.

10.15	*	Employment Agreement dated as of February 11, 2005, between the Company and Beverly N. Hawkins, incorporated by reference to Exhibit 10.11 of the Company’s Current Report on 8-K filed February 16, 2005.

10.16	*	Employment Agreement dated as of May 6, 2005, between the Company and David B. Dechant, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K filed May 9, 2005.

10.17		Lease Agreement between Griffin Properties and CSI – South Carolina dated October 9, 2004, incorporated by reference to Exhibit 10.12 of the Company’s Current Report on 8-K filed March 28, 2005.

10.18		Lease Agreement between Joe Black and CSI – South Carolina dated January 1, 2003, incorporated by reference to Exhibit 10.13 of the Company’s Current Report on 8-K filed March 28, 2005.

10.19		Lease Agreement between Office Suites PLUS and CSI – South Carolina dated September 16, 2003, incorporated by reference to Exhibit 10.14 of the Company’s Current Report on 8-K filed March 28, 2005.

10.20		Lease Agreement between Office Suites PLUS and CSI – South Carolina dated July 15, 2002, incorporated by reference to Exhibit 10.15 of the Company’s Current Report on 8-K filed March 28, 2005.

10.21	*	Form of CSI – South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000, incorporated by reference to Exhibit 10.16 of the Company’s Current Report on 8-K filed March 28, 2005.

10.22		Form of Non-qualified Stock Option Agreement between CSI – South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Company’s Current Report on 8-K filed March 28, 2005.

Exhibit Number	Document

10.23	Form of Option Repurchase Agreement between CSI – South Carolina and certain non-executive personnel effective February 7, 2005, incorporated by reference to Exhibit 10.18 of the Company’s Current Report on 8-K filed March 28, 2005.

10.24	SIMPLE IRA Plan, effective September 17, 1999, incorporated by reference to Exhibit 10.19 of the Company’s Current Report on 8-K filed March 28, 2005.

10.25	Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated January 9, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K filed January 11, 2006.

10.26	H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. effective through May 31, 2005, incorporated by reference to Exhibit 10.21 of the Company’s Current Report on 8-K filed March 28, 2005.

10.27	Stock Purchase Agreement by and between Maximum Ventures, Inc., a New York corporation, Computer Software Innovations, Inc., a South Carolina corporation and Leatherwood Walker Todd & Mann, P.C. dated January 31, 2005, incorporated by reference to Exhibit 10.22 of the Company’s Current Report on 8-K filed March 28, 2005.

10.28	Commitment Letter between the Company and RBC Centura Bank dated February 25, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current filed on 8-K dated March 18, 2005.

10.29	Commercial Promissory Note by the Company payable to RBC Centura Bank dated March 14, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K filed March 18, 2005.

10.30	Loan Agreement between the Company and RBC Centura Bank dated March 14, 2005, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K filed March 18, 2005.

10.31	Pledge and Security Agreement by the Company in favor of RBC Centura Bank dated March 14, 2005, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on 8-K filed March 18, 2005.

10.32	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed on May 9, 2005.

10.33	Letter Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated June 6, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed June 9, 2005.

10.34	Letter Agreement between the Company and RBC Centura Bank dated May 19, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed May 20, 2005.

10.35	Letter Agreement by and between Computer Software Innovations, Inc. and RBC Centura Bank dated September 30, 2005, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on 8-K filed July 1, 2005.

10.36	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated July 8, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed July 13, 2005.

10.37	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated August 16, 2005, incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB filed August 22, 2005.

Exhibit Number		Document

10.38		Letter Agreement by and between Computer Software Innovations, Inc. and RBC Centura Bank dated August 30, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed on August 31, 2005.

10.39		Letter Agreement by and between the Company and Barron Partners LP dated September 30, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed on October 12, 2005.

10.40		Form of Undertaking and Affirmation executed between the officers, directors and affiliate of the Company on the dates indicated: Nancy K. Hedrick (September 21, 2005); Beverly N. Hawkins (September 22, 2005); Joe G. Black (September 24, 2005; Thomas P. Clinton (September 26, 2005); and William J. Buchanan (September 27, 2005), incorporated by reference to Exhibit 10.5 of the Company’s report on 8-K filed on November 14, 2005.

10.41		Settlement Agreement by and between Integrated Tek Solutions, Inc. v. Computer Software Innovations, Inc., Nancy Hedrick, Joe G. Black, Thomas P. Clinton, Beverly Hawkins, William J. Buchanan, Alan Marullier, The Geneva Companies, Inc., Capital Access Group LLC, Barron Partners LP, Liberty Capital LLC, Andrew Worden, Philip Seifert, Ned Gelband and Lee Haskin dated December 28, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed on January 3, 2006.

10.42		Modification Agreement by and between the Company and RBC Centura Bank dated December 19, 2005, incorporated by reference to the Company’s Current Report on 8-K filed December 30, 2005.

10.43		Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated January 9, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed January 11, 2006.

10.44		Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated February 3, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed February 7, 2006.

10.45		Promissory Note by and between the Company and RBC Centura Bank dated February 10, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed February 21, 2006.

10.46		Commercial Security Agreement by and between the Company and RBC Centura Bank dated February 10, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K filed February 21, 2006.

10.47		Agreement to Provide Insurance by and between the Company and RBC Centura Bank dated February 10, 2006, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K dated February 21, 2006.

10.48	*	Form of Restricted Stock Agreement entered into by and between the Company and Anthony H. Sobel, Shaya Phillips and Thomas B. Butta dated February 21, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed February 27, 2006.

10.49		Letter Agreement by and between the Company and RBC Centura Bank dated February 23, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed March 1, 2006.

10.51		Letter of Engagement by and between the Company and Robert F. Steel and Kenneth A. Steel, Jr. dated February 27, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed March 7, 2006.

Exhibit Number	Document

10.52	Form of Restricted Stock Agreement by and between the Company and Robert F. Steel and Kenneth A. Steel, Jr., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K filed March 7, 2006.

14	Computer Software Innovations, Inc. Code of Business Conduct and Ethics

21.1	List of Subsidiaries

23.1	Consent of Elliott Davis, LLC.

31.1	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes	management contract or compensatory plan or arrangement.

Item 14.    Principal Accountant Fees and Services.

The following table sets forth professional fees billed by Elliott Davis, LLC to the Company for professional services rendered for the fiscal years ended December 31, 2005 and 2004. In 2005, audit fees consisted primarily of the audit of the Company’s annual consolidated financial statements and for reviews of the condensed financial statements included in the Company’s quarterly reports on Form 10-QSB. Audit related fees consisted primarily of services rendered in connection with the Company’s registration statement on Form SB-2 declared effective by the Securities Exchange Commission on February 14, 2006.

Description	2005	2004
Audit fees	$78,600	$32,600
Audit related	85,700	35,500
Tax fees	8,000	7,400
All other fees	0	0

TOTAL FEES	$172,300	$75,500

Pre-approved Services

The Company’s Audit Committee Charter stipulates that the audit committee will pre-approve all audit and non-audit services (subject to de minimis exceptions as defined by law for non-audit services) provided by the independent auditors in accordance with applicable regulations. The audit committee may delegate its authority to pre-approve non-audit services to one or more designated audit committee members. As permitted in its charter, the audit committee delegated its pre-approval authority with respect to non-audit services provided to the Company by Elliott Davis, LLC, to Anthony H. Sobel, the audit committee chairman. The decisions of the designated member shall be presented to, and ratified by, the full audit committee at the next subsequent meeting. In 2005, all audit related services, tax services and other services were pre-approved by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: March 30, 2006	By:	/S/ NANCY K. HEDRICK
Nancy K. Hedrick President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NANCY K. HEDRICK Nancy K. Hedrick	President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006

/S/ DAVID B. DECHANT David B. Dechant	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/S/ ANTHONY H. SOBEL Anthony H. Sobel	Chairman, Director	March 30, 2006

/S/ SHAYA PHILLIPS Shaya Phillips	Director	March 30, 2006

/S/ THOMAS P. CLINTON Thomas P. Clinton	Vice President of Sales and Director	March 30, 2006

INDEX TO EXHIBITS

Exhibit Number	Document
2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on 8-K filed February 16, 2005.

3.1	Amended and Restated Certificate of Incorporation, and Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on 8-K filed February 16, 2005.

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on 8-K filed November 14, 2005.

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on 8-K filed March 29, 2006.

3.2	Amended and Restated Bylaws of Computer Software Innovations, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Current Report on 8-K filed March 29, 2006.

4.1	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on 8-K filed November 14, 2005.

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed February 16, 2005.

10.2	First Amendment to the Preferred Stock Purchase Agreement dated November 7, 2005 between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on 8-K filed November 14, 2005.

10.3	Computer Software Innovations, Inc. Common Stock Purchase Warrant A, issued to Barron Partners LP on February 11, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K filed February 16, 2005.

10.4	First Amendment to the Computer Software Innovations, Inc. Common Stock Purchase Warrant A issued to Barron Partners LP, dated November 7, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed November 14, 2005.

10.5	Computer Software Innovations, Inc. Common Stock Purchase Warrant B, issued to Barron Partners LP on February 11, 2005, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K filed February 16, 2005.

10.6	First Amendment to the Computer Software Innovations, Inc. Common Stock Purchase Warrant B issued to Barron Partners LP, dated November 7, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K filed November 14, 2005.

10.7	Escrow Agreement dated as of February 10, 2005, between the Company, Computer Software Innovations, Inc., Barron Partners LP and Leatherwood Walker Todd & Mann, P.C., incorporated by reference to Exhibit 10.4 of the Company’s Current Report on 8-K filed February 16, 2005.

10.8	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on 8-K filed February 16, 2005.

10.9	First Amendment to the Registration Rights Agreement dated November 7, 2005, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K filed November 14, 2005.

Exhibit Number		Document
10.10		Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on 8-K filed February 16, 2005.

10.11		Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on 8-K filed February 16, 2005.

10.12	*	Employment Agreement dated as of February 11, 2005, between the Company and Nancy K. Hedrick, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on 8-K filed February 16, 2005.

10.13	*	Employment Agreement dated as of February 11, 2005, between the Company and Thomas P. Clinton, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on 8-K filed February 16, 2005.

10.14	*	Employment Agreement dated as of February 11, 2005, between the Company and William J. Buchanan, incorporated by reference to Exhibit 10.10 of the Company’s Current Report on 8-K filed February 16, 2005.

10.15	*	Employment Agreement dated as of February 11, 2005, between the Company and Beverly N. Hawkins, incorporated by reference to Exhibit 10.11 of the Company’s Current Report on 8-K filed February 16, 2005.

10.16	*	Employment Agreement dated as of May 6, 2005, between the Company and David B. Dechant, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K filed May 9, 2005.

10.17		Lease Agreement between Griffin Properties and CSI – South Carolina dated October 9, 2004, incorporated by reference to Exhibit 10.12 of the Company’s Current Report on 8-K filed March 28, 2005.

10.18		Lease Agreement between Joe Black and CSI – South Carolina dated January 1, 2003, incorporated by reference to Exhibit 10.13 of the Company’s Current Report on 8-K filed March 28, 2005.

10.19		Lease Agreement between Office Suites PLUS and CSI – South Carolina dated September 16, 2003, incorporated by reference to Exhibit 10.14 of the Company’s Current Report on 8-K filed March 28, 2005.

10.20		Lease Agreement between Office Suites PLUS and CSI – South Carolina dated July 15, 2002, incorporated by reference to Exhibit 10.15 of the Company’s Current Report on 8-K filed March 28, 2005.

10.21	*	Form of CSI – South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000, incorporated by reference to Exhibit 10.16 of the Company’s Current Report on 8-K filed March 28, 2005.

10.22		Form of Non-qualified Stock Option Agreement between CSI – South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Company’s Current Report on 8-K filed March 28, 2005.

10.23		Form of Option Repurchase Agreement between CSI – South Carolina and certain non-executive personnel effective February 7, 2005, incorporated by reference to Exhibit 10.18 of the Company’s Current Report on 8-K filed March 28, 2005.

10.24		SIMPLE IRA Plan, effective September 17, 1999, incorporated by reference to Exhibit 10.19 of the Company’s Current Report on 8-K filed March 28, 2005.

2

Exhibit Number	Document

10.25	Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated January 9, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K filed January 11, 2006.

10.26	H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. effective through May 31, 2005, incorporated by reference to Exhibit 10.21 of the Company’s Current Report on 8-K filed March 28, 2005.

10.27	Stock Purchase Agreement by and between Maximum Ventures, Inc., a New York corporation, Computer Software Innovations, Inc., a South Carolina corporation and Leatherwood Walker Todd & Mann, P.C. dated January 31, 2005, incorporated by reference to Exhibit 10.22 of the Company’s Current Report on 8-K filed March 28, 2005.

10.28	Commitment Letter between the Company and RBC Centura Bank dated February 25, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current filed on 8-K dated March 18, 2005.

10.29	Commercial Promissory Note by the Company payable to RBC Centura Bank dated March 14, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K filed March 18, 2005.

10.30	Loan Agreement between the Company and RBC Centura Bank dated March 14, 2005, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K filed March 18, 2005.

10.31	Pledge and Security Agreement by the Company in favor of RBC Centura Bank dated March 14, 2005, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on 8-K filed March 18, 2005.

10.32	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed on May 9, 2005.

10.33	Letter Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated June 6, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed June 9, 2005.

10.34	Letter Agreement between the Company and RBC Centura Bank dated May 19, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed May 20, 2005.

10.35	Letter Agreement by and between Computer Software Innovations, Inc. and RBC Centura Bank dated September 30, 2005, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on 8-K filed July 1, 2005.

10.36	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated July 8, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed July 13, 2005.

10.37	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated August 16, 2005, incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-QSB filed August 22, 2005.

10.38	Letter Agreement by and between Computer Software Innovations, Inc. and RBC Centura Bank dated August 30, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed on August 31, 2005.

10.39	Letter Agreement by and between the Company and Barron Partners LP dated September 30, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed on October 12, 2005.

3

Exhibit Number		Document
10.40		Form of Undertaking and Affirmation executed between the officers, directors and affiliate of the Company on the dates indicated: Nancy K. Hedrick (September 21, 2005); Beverly N. Hawkins (September 22, 2005); Joe G. Black (September 24, 2005; Thomas P. Clinton (September 26, 2005); and William J. Buchanan (September 27, 2005), incorporated by reference to Exhibit 10.5 of the Company’s report on 8-K filed on November 14, 2005.

10.41		Settlement Agreement by and between Integrated Tek Solutions, Inc. v. Computer Software Innovations, Inc., Nancy Hedrick, Joe G. Black, Thomas P. Clinton, Beverly Hawkins, William J. Buchanan, Alan Marullier, The Geneva Companies, Inc., Capital Access Group LLC, Barron Partners LP, Liberty Capital LLC, Andrew Worden, Philip Seifert, Ned Gelband and Lee Haskin dated December 28, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed on January 3, 2006.

10.42		Modification Agreement by and between the Company and RBC Centura Bank dated December 19, 2005, incorporated by reference to the Company’s Current Report on 8-K filed December 30, 2005.

10.43		Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated January 9, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed January 11, 2006.

10.44		Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated February 3, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed February 7, 2006.

10.45		Promissory Note by and between the Company and RBC Centura Bank dated February 10, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed February 21, 2006.

10.46		Commercial Security Agreement by and between the Company and RBC Centura Bank dated February 10, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K filed February 21, 2006.

10.47		Agreement to Provide Insurance by and between the Company and RBC Centura Bank dated February 10, 2006, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on 8-K dated February 21, 2006.

10.48	*	Form of Restricted Stock Agreement entered into by and between the Company and Anthony H. Sobel, Shaya Phillips and Thomas B. Butta dated February 21, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed February 27, 2006.

10.49		Letter Agreement by and between the Company and RBC Centura Bank dated February 23, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed March 1, 2006.

10.51		Letter of Engagement by and between the Company and Robert F. Steel and Kenneth A. Steel, Jr. dated February 27, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed March 7, 2006.

10.52		Form of Restricted Stock Agreement by and between the Company and Robert F. Steel and Kenneth A. Steel, Jr., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on 8-K filed March 7, 2006.

14		Computer Software Innovations, Inc. Code of Business Conduct and Ethics

21.1		List of Subsidiaries

23.1		Consent of Elliott Davis, LLC.

31.1		Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4

Exhibit Number	Document
31.2	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

5