Form 10-Q
period 2006-03-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2006-05-15
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 000-51758

COMPUTER SOFTWARE INNOVATIONS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	98-0216911
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 East Main Street, Suite T

Easley, South Carolina 29640

(864) 855-3900

(Address and Telephone Number of Principal Executive Offices and Principal Place of Business)

1661 East Main Street

Easley, SC 29640

(Former Name, Former Address and Former Fiscal Year, if Changes Since Last Report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,345,680 as of May 11, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2006	March 31, 2005
REVENUES
Software applications segment	$1,104,072	$986,749
Technology solutions segment	3,738,332	3,105,555

Net sales and service revenue	4,842,404	4,092,304

COST OF SALES
Software applications segment:
Cost of sales, excluding depreciation, amortization and capitalization	474,255	506,438
Depreciation	18,400	8,026
Amortization of capitalized software costs	151,009	133,623
Capitalization of software costs	(181,775)	(201,261)

Total software applications segment cost of sales	461,889	446,826

Technology solutions segment:
Cost of sales, excluding depreciation	2,855,308	2,478,488
Depreciation	21,600	9,295

Total technology solutions segment cost of sales	2,876,908	2,487,783

Total cost of sales	3,338,797	2,934,609

Gross profit	1,503,607	1,157,695

OPERATING EXPENSES
Salaries and wages and benefits (excluding stock-based compensation)	771,215	602,391
Stock based compensation	613,954	631,174
Reverse acquisition costs	—	759,283
Professional and legal compliance and litigation related costs	342,680	—
Marketing costs	89,904	12,334
Travel and mobile costs	82,445	62,226
Depreciation	35,111	12,679
Other selling, general and administrative expenses	95,710	127,897

Total operating expenses	2,031,019	2,207,984

Operating loss	(527,412)	(1,050,289)

OTHER INCOME (EXPENSE)
Interest income	2,181	6,022
Interest expense	(92,385)	(37,445)
Amortization of loan fees	(17,458)	—
Gain (loss) on disposal of property and equipment	—	100
Unrealized loss on warrants to purchase common stock	—	(3,084,921)

Net other expense	(107,662)	(3,116,244)

Loss before income taxes	(635,074)	(4,166,533)

INCOME TAX EXPENSE (BENEFIT)	(205,544)	(1,717,090)

Net loss	$(429,530)	$(2,449,443)

BASIC LOSS PER SHARE	$(0.15)	$(0.93)

DILUTED LOSS PER SHARE	$(0.15)	$(0.93)

WEIGHTED AVERAGE SHARES OUTSTANDING – Basic	2,891,556	2,631,786

WEIGHTED AVERAGE SHARES OUTSTANDING – Diluted	2,891,556	2,631,786

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS

CURRENT ASSETS
Cash	$643,125	$—
Accounts receivable, net	3,469,125	5,891,950
Inventories	14,506	—
Prepaid expenses	79,220	70,962
Taxes receivable	418,486	192,918

Total current assets	4,624,462	6,155,830

PROPERTY AND EQUIPMENT, net	688,208	411,835

COMPUTER SOFTWARE COSTS, net	1,024,420	983,654

OTHER ASSETS	25,734	22,475

	$6,362,824	$7,573,794

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,523,661	$2,349,785
Deferred revenue	1,224,688	1,498,418
Deferred tax liability	312,469	298,764
Bank line of credit	—	1,701,000
Current portion of note payable	75,362	—
Subordinated notes payable to shareholders	2,250,400	2,250,400

Total current liabilities	6,386,580	8,098,367

NOTE PAYABLE, less current portion	316,393	—

	6,702,973	8,098,367

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value; 40,000,000 shares authorized; 3,270,680 shares issued and outstanding	3,271	2,632
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 7,087,736 shares issued and outstanding	7,088	7,218
Additional paid-in capital	5,950,900	5,111,736
Retained earnings (deficit)	(6,075,689)	(5,646,159)
Unearned stock compensation	(225,719)	—

Total shareholders’ equity (deficit)	(340,149)	(524,573)

	$6,362,824	$7,573,794

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Stock Compensation	Total
Balances at December 31, 2005	$2,632	$7,218	$5,111,736	$(5,646,159)	$—	$(524,573)
Barron’s conversion of preferred stock into common stock	130	(130)	—	—	—	—
Stock based compensation	509	—	839,164	—	(225,719)	613,954
Net loss for three months ended March 31, 2006	—	—	—	(429,530)	—	(429,530)

Balances at March 31, 2006	$3,271	$7,0882	$5,950,900	$(6,075,689)	$(225,719)	$(340,149)

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2006	March 31, 2005
OPERATING ACTIVITIES
Net loss	$(429,530)	$(2,449,443)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	243,578	163,623
Stock compensation expense, net	613,954	631,174
Deferred income taxes	13,705	(1,126,166)
Gain on disposal of fixed assets	—	(100)
Unrealized loss on financial instrument	—	3,084,921
Changes in deferred and accrued amounts
Accounts receivable	2,422,825	(351,981)
Inventories	(14,506)	(205,792)
Prepaid expenses and other assets	(24,621)	(40,327)
Accounts payable	173,876	472,649
Deferred revenue	(273,730)	(26,911)
Taxes payable (receivable)	(225,568)	(890,157)

Net cash provided by (used for) operating activities	2,499,983	(738,510)

INVESTING ACTIVITIES
Purchase of property and equipment	(351,484)	(27,812)
Capitalization of computer software	(181,775)	(201,261)
Purchase of computer software	(10,000)	—
Trademarks	(4,354)	—

Net cash used for investing activities	(547,613)	(229,073)

FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	(1,701,000)	1,500,000
Borrowings under note payable	400,000	—
Repayments of note payable	(8,245)	—
Payment of debt issuance costs	—	(83,800)
Proceeds from notes payable to shareholders	—	1,875,200
Repayments under notes payable to shareholders	—	(1,500,000)
Dividends paid	—	(3,460,000)
Redemption of stock options	—	(899,144)
Purchase of VerticalBuyer shell	—	(415,024)
Payments for purchase of stock from shareholders	—	(3,624,800)
Proceeds from issuance of preferred stock and related warrants	—	5,042,250

Net cash used for financing activities	(1,309,245)	(1,565,318)

Net increase (decrease) in cash and cash equivalents	643,125	(2,532,901)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	3,656,477

CASH AND CASH EQUIVALENTS, END OF PERIOD	$643,125	$1,123,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$222,882	$—
Income Taxes	$6,318	$299,233

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Description of business and disclosure regarding segments

Computer Software Innovations, Inc. (“CSI,” “Company,” “we” or “us”) develops software and provides hardware-based technology solutions. We monitor our business results as two segments, the software applications segment and the technology solutions segment, but operate the business collectively, taking advantage of cross-selling and integration opportunities. By strategically combining our internally developed software with our ability to integrate computer and other hardware, we have been successful in providing a variety of technological solutions to over 300 clients located in South Carolina, North Carolina and Georgia. We are pursuing a national presence with a primary, initial focus on the southeast region of the United States. Our client base consists primarily of municipalities, school districts and local governments, although we continue to expand the products and services we provide to corporate and other non-governmental entities.

Our internally developed software consists of fund accounting based financial management software and standards based lesson planning software. Our primary software product, fund accounting based financial management software, is developed for those entities which track expenditures and investments by “fund,” or by source and purpose of funding. Our fund accounting software is used primarily by public sector and not-for-profit entities. In September 2005, we acquired a standards based lesson planning software. The software is designed to allow education professionals to create, monitor and document lesson plans and their compliance with a state’s curriculum standards. Our results of operations related to our internally developed software, including an allocation of overheads are reported through our software applications segment.

Our technology solutions are provided to more than 200 organizations. These solutions include, among other capabilities, planning, installation and management of computer, telephone, wireless, video conference, security monitoring and distance and classroom learning projects. The technology solutions segment also provides subsequent support and maintenance of equipment and systems. We have established associations with some of the largest vendors in the industry and others whom we believe offer innovative products. The results of operations related to our technology solutions, including an allocation of overheads, are reported under technology solutions segment.

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

The series of transactions was accounted for as a reverse acquisition, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” with CSI – South Carolina being designated for accounting purposes as the acquirer, and the surviving corporation, VerticalBuyer, Inc., being designated for accounting purposes as the acquiree. The assets of CSI – South Carolina as the accounting acquirer were recorded at their historical costs. The assets and liabilities of VerticalBuyer as the acquiree would have been recorded at fair value, but no assets or liabilities existed at the date of acquisition; accordingly, no goodwill was recorded in connection with the reverse acquisition. Costs associated with the reverse merger were expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and our activities are included only from the date of the transaction forward. Shareholders’ equity of CSI – South Carolina, after giving effect for differences in par value, has been carried forward after the transaction.

Basis of presentation

The consolidated financial statements include the accounts of Computer Software Innovations, Inc., and CSI Technology Resources, Inc., a wholly-owned subsidiary. CSI Technology Resources, Inc. was acquired by CSI on May 1, 2000 and became the technology services division of CSI. This subsidiary no longer has any significant operations or separate accounting, as all activities are now accounted for within CSI, except that certain vendor contracts are still in the name of CSI Technology Resources, Inc. At a future date, the name on these contracts may be converted and the subsidiary deactivated, subject to a review of any tax or legal implications. The consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows are unaudited. Intercompany balances and transactions have been eliminated. The Company uses the accrual basis of accounting. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent annual report on Form 10-KSB.

NOTE 2 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common and potential common shares outstanding during the period. The weighted average number of common stock shares outstanding was 2,891,556 and 2,631,786 for the periods ended March 31, 2006 and 2005. The weighted average number of common and potential common shares outstanding at March 31, 2006 was 12,696,145 (consisting of 2,891,556 shares outstanding and shares underlying the preferred stock, warrants and options of 7,087,736, 2,460,839 and 256,014, respectively). The shares underlying the outstanding warrants and options of 7,217,736 and 268,343, respectively, were outstanding for the quarter ended March 31, 2006 and are reduced by application of the treasury stock method which assumes the proceeds from the exercise of the warrants and options are used to buy back shares off the market thereby reducing the number of outstanding shares for the earnings per share calculation. The weighted average number of common and potential common shares outstanding at March 31, 2005 was 14,191,708 (consisting of 2,631,786 shares outstanding and shares underlying preferred stock, warrants and options of 7,217,736, 4,081,971 and 260,215, respectively). The shares underlying the outstanding warrants and options of 7,217,736 and 268,343, respectively, were assumed outstanding for the quarter ended March 31, 2005 and are reduced by application of the treasury stock method. Generally accepted accounting principles (“GAAP”) require that in the case of thinly traded stock, management assess, among other factors, whether the market quoted price is representative of the price which would be effective were all shares issued in connection with various transactions, which would include the issuance of significant additional shares in dilutive transactions. Following consultation with accounting and valuation experts and applying the principle of conservatism, which is a basis of the dilution calculation under GAAP, management uses the higher of a cashflow based stock value computation based on comparisons to peer public companies, or the quoted market price, on a weighted average basis, for the repurchase of shares in the diluted earnings per share calculation. Once management, in consultation with its accounting and financial experts considers the stock no longer thinly traded, management will use the quoted market price exclusively.

The 14,573,815 potential common shares, 9,804,589 after application of the treasury stock method, are not used in the calculation of diluted earnings per share for the period ended March 31, 2006 as the effect would be anti-dilutive. For the period ended March 31, 2005, the 14,703,815 potential common shares, 11,559,922 after application of the treasury stock method, were not used in the calculation of diluted earnings per share as the effect was anti-dilutive.

NOTE 3 – ACQUISITION AND MERGER

In the first quarter of 2005, we concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation, (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into us, and our issuance of preferred stock, common stock, warrants and certain subordinated notes.

The significant merger related cash activity in the order it occurred is as follows:

Purchase of VerticalBuyer shell company(1)	$(415,024)
CSI – South Carolina redemption of options for common stock	(899,144)
Initial cash payment of portion of CSI - South Carolina $3,460,000 dividends declared to shareholders	(960,000)
Proceeds from sale of warrants in merger	5,042,250
Proceeds from issuance of subordinated note to Barron Partners, LP (“Barron”)	1,875,200
Payment of remaining outstanding dividends declared, from preferred stock and warrant proceeds	(2,500,000)
Payment on first of the two sets of subordinated notes issued to shareholders in connection with merger	(3,624,800)
Payment of debt issuance costs for $3,000,000 revolving credit facility	(83,800)
Initial borrowings under revolving credit facility	1,500,000
Payment on second set of shareholder ($1,875,200) and Barron’s (1,875,200) notes, from loan proceeds	(1,500,000)

Net effect of merger transactions on cash, and cash used for financing activities	$(1,565,318)

(1)	The net cash purchase cost of VerticalBuyer consisted of an agreed to purchase price of $450,000 and legal costs of approximately $20,000, net of $50,000 waived reimbursement for the advisory fee previously paid by Barron to Maximum Ventures as earnest money and a $5,000 allowance from Maximum Ventures to defray a portion of the estimated costs of preparation of tax returns for 2001, 2002, 2003 and 2004 and accountant fees for the 2004 audit.

In addition to the cash used for the purchase of Vertical Buyer and other financing activities related to the merger, the Company incurred approximately $700,000 in legal and professional fees, which were expensed.

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

Name Change. On February 10, 2005, VBYR changed its name from “VerticalBuyer, Inc” to “Computer Software Innovations, Inc.”

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

SFAS 141 states that, “In identifying the acquiring entity in a combination effected through an exchange of equity interests, all pertinent facts and circumstances should be considered,” and includes the following as significant factors in the decision process: which of the combining entities’ owners as a group retain the larger portion of voting rights, composition of the governing body and senior management positions, and the terms of the exchange of equity securities.

Following the merger, the former majority shareholders of CSI – South Carolina as a group held 96% of the voting stock of the Company, occupied two of five board seats with the remaining three seats being filled by independent directors, and retain senior management positions of the combined company. Preferred stock issued subsequent to the merger sold to assist with the payment for shares and dividends payable to the CSI – South Carolina shareholders, cannot be converted to common stock in excess of 4.9% ownership, except in the event of a change in control, defined as (i) a consolidation or merger of our company with or into another company or entity in which we are not the surviving entity, or (ii) the sale of all or substantially all of the assets of our company to another company or entity not controlled by our then existing stockholders in a transaction or series of transactions. We are obligated to give Barron (or any subsequent holder of preferred stock) thirty days notice prior to a change in control. In addition, the preferred stock has no voting rights (except under limited circumstances under Delaware law) and generally no provisions granting rights with respect to governance of the Company. Accordingly, under

SFAS No. 141 the merger of CSI – South Carolina into us was considered to be a reverse acquisition, where by CSI – South Carolina is considered to be the acquirer even though it is not the surviving corporation. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. The assets and liabilities of VerticalBuyer would have been recorded at fair value, but no assets or liabilities existed at the time of acquisition; therefore no goodwill is recorded. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition are expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and our activities (activities of VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI—South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

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

Warrants. Pursuant to the Preferred Stock Agreement, Barron was issued two warrants to purchase 7,217,736 shares of CSI’s common stock (the “Warrant Shares”). The respective exercise prices of the warrants are $1.3972 and $2.0958 per share, with each warrant exercisable for half of the total Warrant Shares. The terms and conditions of the warrants are identical except with respect to exercise price. Barron has agreed, generally, not to convert at any time its preferred stock into shares of the Company common stock or exercise its warrants to purchase shares of common stock if and to the extent that Barron’s beneficial ownership of CSI common stock would exceed 4. 9%, except in the case of a change in control as discussed previously.

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

The Barron note provides that CSI will pay to Barron $1,875,200, with interest accruing at the prime rate plus two percent (9.75% as of March 31, 2006). The principal on the note was to be paid in full on or before May 10, 2006. Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full. The Company did not pay this note on maturity; accordingly the Company’s interest cost on this note has increased to 15% per annum. See “Item 2. Management’s Discussion and Analysis or Plan of Operation” under “Credit Arrangements” for a further discussion of the subordinated notes. The amount outstanding under this note totaled $1,125,200 at March 31, 2006.

The aggregate principal sum borrowed under the notes payable by CSI to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount, the terms of the notes are substantially identical to the note payable to Barron. Amounts outstanding under these notes totaled $1,125,200 at March 31, 2006.

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

NOTE 4 – STOCK-BASED COMPENSATION

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan, as of March 31, 2006. The Company accounts for stock based compensation using the fair value method prescribed in SFAS No. 123 (revised 2004), “Share-Based Payment,” and related interpretations. The Company utilizes the Black-Scholes model to estimate the fair value of the shares granted.

In 2005, the Company assumed the stock based employee compensation plan of CSI- South Carolina as a result of the merger as described below.

At the time of the merger, the CSI – South Carolina plan provided for the granting of options to purchase common stock, with a maximum term of ten years, at the option price on the date of grant. Management determined at the time of grant whether options vested immediately or at the end of a three year vesting period. Under the plan, employees had been granted options for 1,065,746 shares, of which 59,208 options were cancelled and 1,006,538 were outstanding under the plan at the time of merger.

In connection with and immediately prior to the merger with VerticalBuyer, CSI – South Carolina redeemed options to purchase 797,403 shares for $899,144 pursuant to the terms of the plan. Under such plan, certain non-executive employees had been awarded options to purchase 1,065,746 shares of common stock. The 797,403 non-executive employees’ options redeemed represented 73.34% of the 1,006,538 options outstanding at the time of the merger. Compensation expense related to the early redemption of stock options was $631,174, consisting of the $899,144 cash payment less unearned compensation expense of $267,970 eliminated upon the redemption. Employer FICA and Medicare, and additional expenses related to this transaction totaling $47,766, were also paid by CSI – South Carolina. Pursuant to the plan, the option holders retained the remaining 268,343 options. The board of directors of the surviving corporation, CSI, at its discretion, provided that the options would be assumed and exercisable for shares of CSI common stock at the exchange ratio applicable to the five CSI – South Carolina shareholders in the merger. No additional options will be issued under this fixed stock option plan.

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003: dividend rate of zero percent for all years, risk-free interest rate of 4.8 percent, expected lives of 10 years, and volatility of 0.35 percent.

VerticalBuyer also had an option plan, with shares available for issuance at the time of the merger. However, all options under the plan had expired, and the plan was cancelled on March 24, 2005. Subsequent to the end of the first quarter 2006, our board of directors approved a new plan for the award of stock-based compensation to employees, directors and consultants as described below. The new plan provides for the award of options, restricted stock or stock appreciation rights at the discretion of the compensation committee of the board of up to an aggregate of 1,100,000 shares.

Stock options assumed in reverse merger

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268,343	$0.12	November 1, 2012

Non-employee Compensation

On February 21, 2006, the Compensation Committee of the Board of Directors and the full Board of Directors approved awards of Company common stock for the Company’s outside directors under the Company’s 2005 Incentive Compensation Plan (the “Plan”). Directors receiving awards under the Plan were Anthony H. Sobel, Chairman; Shaya Phillips; and Thomas V. Butta. Mr. Sobel was granted 98,496 shares, while Messrs. Phillips and Butta were granted 49,248 shares each. One-third of the award vested immediately upon approval. An additional one-third vested on February 28, 2006, with the final one-third to vest on February 28, 2007. Except in the event of a change in control of the Company, the directors may not sell any shares awarded to them prior to March 1, 2007. If a director’s service terminates prior to a vesting date, all unvested shares will be forfeited, subject to exception in the discretion of the Board. As a result of his subsequent resignation as a director discussed below, Mr. Butta forfeited 32,832 shares.

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

In addition, on March 2, 2006, the Company entered into a Letter of Engagement dated February 27, 2006 and individual restricted stock agreements of even date with Robert F. Steel and Kenneth A. Steel, Jr. (the “Consultants”). The purpose of the agreements was to formally set forth the terms and conditions under which the Consultants have been providing and will continue to provide consulting services to the Company through February 10, 2008. Under the terms of the Letter of Engagement, the Consultants are to advise the Company on the development and implementation of strategic business plans, to assist management in developing marketing and growth strategies, and to assist management in seeking out and analyzing potential acquisition opportunities. The agreement requires the Consultants to provide such consulting services until February 10, 2008. In return, the Company agreed to issue 172,367 shares of its common stock to each of the Consultants. The stock awards were granted pursuant to the Company’s 2005 Incentive Compensation Plan. The Company will also reimburse the Consultants for reasonable travel and other expenses incurred by the Consultants in furtherance of the objectives of the agreements. The agreements contain customary confidentiality and non-competition provisions. The agreements also require the Consultants, if they are terminated for cause prior to the earlier to occur of February 28, 2007 or a change in control of the Company, to return one-third of the Stock Awards at the time of termination.

Compensation expense related to the Board of Directors and the Consultants stock awards was $613,954, consisting of the $839,673 less unearned compensation expense of $225,719 as of March 31, 2006. The stock awards were valued using the higher of a cashflow based stock value computation based on comparisons to peer public companies, or the quoted market price, on a weighted average basis.

NOTE 5 – LONG-TERM AND SHORT-TERM DEBT AND OFF-BALANCE SHEET INSTRUMENTS

On February 14, 2006, the Company entered into an agreement with RBC Centura Bank (“RBC”) for a 42 month term loan of $400,000 at a fixed interest rate 7.5% per annum. The facility is collateralized by substantially all of the assets of the Company. The purpose of the loan was to finance capital expenditures long term and improve its availability under its bank credit facility for working capital purposes. Upon any default by the Company on the promissory note, the bank may accrue interest on the promissory note at a rate of 18% per annum, subject to any maximum rate imposed by applicable law. Further, upon default by the Company, the bank may declare the entire unpaid principal balance on the promissory note and all accrued unpaid interest on the promissory note immediately due. As of March 31, 2006, the Company had paid $2,521 of interest related to and $8,245 of principal on the loan.

On March 17, 2005, CSI entered into a revolving credit facility RBC. Fees for the transaction were $83,800. The $3,000,000 facility allows the Company to borrow up to 80% of accounts receivable balances. The total balance borrowed may not exceed $3,000,000. Outstanding amounts under the facility bear interest at Libor rate plus 0.275% (7.38% at March 31, 2006), payable monthly and mature on May 1, 2006. The facility is collateralized by substantially all the assets of the Company. Immediately upon entering into the loan agreement, the Company borrowed $1,500,000, which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. There were no amounts outstanding and $2,278,316 available under the facility as of March 31, 2006. Under the facility, CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of a debt to EBITDA (“Earnings Before Interest Taxes, Depreciation and Amortization” a non-GAAP, financial measure which takes GAAP net income and adds back in interest, taxes, depreciation and amortization), as defined, ratio of not more than 2.5:1 measured on a quarterly rolling twelve months by June 30, 2005; EBITDA, as defined, of not less than $2,000,000 by year-end 2005; and a minimum tangible net worth, as defined, of $1,500,000 including subordinated debt by year-end 2005. Pursuant to our agreements with the bank, upon an event of default, it may accelerate and require the repayment of all amounts under the credit facility. It may also decline to make further advance. As of March 31, 2006, management believes the Company is in compliance with all such covenants.

On May 1, 2006, the Company and RBC Centura Bank executed a Change in Terms Agreement and a Business Loan Agreement. The agreements extend the maturity date of the credit facility from May 1, 2006 until July 15, 2006. The maturity date of the Note was previously extended by the Bank from March 1, 2006 until May 1, 2006, pursuant to a letter agreement previously disclosed by the Company in a Current Report on Form 8-K filed on March 1, 2006.

The Company also has subordinated notes payable to shareholders related to the reverse merger (See Note 3).

As of March 31, 2006, for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments.

NOTE 6 – PREFERRED STOCK AND RELATED WARRANTS

On February 10, 2005, the Company entered into the Preferred Stock Purchase Agreement with Barron. Pursuant to the agreement, on February 11, 2005, immediately following the consummation of the merger, the Company issued to Barron 7,217,736 shares of its newly created Series A Convertible Preferred Stock in exchange for the payment of $5,042,250. Barron was also issued two warrants to purchase in the aggregate 7,217,736 shares of the Company’s common stock. The preferred stock is convertible into common stock on a one-for-one basis. The warrants are exercisable for 3,608,868 shares at a price of $1.3972 per share and 3,608,868 shares at a price of $2.0958 per share. The terms and conditions of the warrants are identical, including the expiration date of February 11, 2010, except with respect to exercise price.

Both the conversion of the preferred stock and the exercise of the warrants are subject to restrictions on ownership that limit Barron’s beneficial ownership of common stock. Initially, Barron was generally prohibited from beneficially owning greater than 4.9% of common stock, and such restriction could be waived by Barron upon 61 days prior notice. It was the intention of the Company and Barron that the preferred stockholder never acquire greater than 4.9% of the Company’s common stock and never be deemed an “affiliate” or “control person” under federal securities laws. For avoidance of doubt, Barron and the Company agreed to remove the 61 day waiver provision and to impose a non-waiveable beneficial ownership cap of 4.9%. These agreements were implemented on November 7, 2005.

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

The Adjusted Market Value of the shares has been used in the Black-Scholes calculation for valuing the warrants. Because the registration rights agreement contained a clause whereby liquidated damages were payable in cash, the warrants were initially considered a liability under derivative accounting (see further discussion below). The principles used under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” require that the proceeds be allocated first to the liability portion of an instrument based on its fair market value and the remaining proceeds assigned to the equity portion. As the fair market value of the warrants exceeded the proceeds from the preferred shares and warrants offering, no proceeds, except for the par value of $7,218, were allocated to the preferred stock.

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

Under the initial terms of the Registration Rights Agreement with Barron, the liquidated damages were payable in cash at a rate of 25% per annum on Barron’s initial preferred stock and warrant investment of $5,042,250. Because the liquidated damages were payable in cash, under Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) existed until the registration became effective. On November 7, 2005 the Registration Rights Agreement was amended to eliminate the treatment of the warrants as a derivative financial instrument (see further discussion below).

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

It was not the intent of either CSI or Barron that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock and warrant issuance being recorded as a liability rather than equity. In response, on November 7, 2005, CSI and Barron entered into an amendment to the Registration Rights Agreement that eliminated cash liquidated damages and replaced them with liquidated damages in the form of additional shares of Series A Convertible Preferred Stock. Pursuant to the amendment, 2,472 shares of preferred stock will be issued to Barron for each day when liquidated damages are triggered. The maximum number of shares that could be issued is was 783,624 as of March 31, 2006. Because the amendment to the Registration Rights Agreement changes the liquidated damages penalty from settlement in cash to settlement in a set number of shares which is unaffected by changes in the share market price, in accordance with EITF 00-19, as of the amendment date, the fair value of the warrants was reclassified from a liability to permanent equity as additional paid-in capital. The fair value at that date, based on the Black-Scholes valuation method, was $5,449,392. The difference between this fair value and the amount allocated to the warrants at issuance ($5,035,032) totaling $414,360 was recorded as an unrealized loss on warrants to purchase common stock in the accompanying statement of operations for the year ended December 31, 2005. Please see the table below for the complete fluctuations of gains and losses associated with the warrants in 2005.

	Ending Market Value @
	Warrant Group1 3,608,868 shares	Warrant Group2 3,608,868 shares	Total Value	Quarterly (Loss) / Gain
Book Value at Grant Date	$2,761,147	$2,273,885	$5,035,032
March 31, 2005	4,511,085	3,608,868	8,119,953	$(3,084,921)
June 30, 2005	4,619,352	3,608,868	8,228,220	(108,267)
September 30, 2005	3,969,756	3,067,538	7,037,294	1,190,926
November 7, 2005	3,356,249	2,093,143	5,449,392	1,587,902

2005 Fiscal Year (Loss) / Gain				$(414,360)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases certain facilities and equipment under various operating leases. At March 31, 2006, future minimum lease payments under non-cancelable leases were:

2006	$106,758
2007	134,688
2008	138,432
2009	143,433
2010	146,556
Thereafter	36,795

Total	$706,662

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

NOTE 8 – SEGMENT INFORMATION

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

Factors management used to identify our segments:

CSI’s reportable segments are analyzed separately because of the differences in margin routinely generated by the major products within each group, and the differences in which sales and investment decisions may be made to evaluate existing or potential new products. Through its software applications segment, the Company develops, sells, deploys and provides ongoing support of software applications. Through its technology solutions segment, the Company provides technology solutions through the sale and distribution of computers and accessories and offers a wide range of technology consulting services, including network and systems integration and computer support and maintenance service.

There are no significant transactions between reportable segments. The total of Segment net sales and service revenue from all segments is equal to Net sales as reported in our Consolidated Statements of Operations. Sales and Cost of sales are included in each segment’s income as reported in our Consolidated Statements of Operations. Accordingly, the total of the segments’ Gross profit is equal to Gross profit in our Consolidated Income Statements. Operating expenses are allocated to segment income based on estimates of sales and administrative time spent on each segment. None of the income or loss items following Operating income (loss) in our Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by management. Certain non-recurring items (generally those items occurring for reasons which have not occurred in the prior two years and are not likely to reoccur in two years) and compliance and governance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. Accordingly, the total of Segment income from all segments, less certain non-recurring and compliance and governance items, if any, is equal to Operating income (loss) as reported in our Consolidated Statements of Operations.

The total of Segment assets for all segments is equal to Total Assets as reported in our Consolidated Balance Sheets. The Company allocates shared assets related to liquidity (e.g. cash, accounts receivable and inventory) based on each segment’s percent of revenues to total consolidated revenues. Capitalized computer software costs are allocated to the software segment. Fixed assets, net, are allocated on the same basis as operating expenses (or by time spent on each segment as discussed above), since support equipment usage is generally tied to time utilized. All other assets are generally allocated on the same basis.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Introduction

Unless the context requires otherwise, (1) “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and the “Company” refer to the consolidated combined business of Computer Software Innovations, Inc., a Delaware corporation formerly known as VerticalBuyer, Inc., and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation; (2) “VerticalBuyer” refers to the Company prior to the merger; and (3) “CSI – South Carolina” refers to Computer Software Innovations, Inc., a South Carolina corporation, prior to the merger. The “merger” refers to the merger of CSI – South Carolina into VerticalBuyer on February 11, 2005, as more particularly described under “2005 Reverse merger” below.

Overview

We are a developer of software applications and a provider of technology solutions, focused primarily on the needs of organizations that employ fund accounting. Our client base consists principally of municipalities, school districts and local government organizations, although we continue to increase the amount of products and services we provide to corporate and other non-governmental entities. We offer a wide variety of software and hardware based solutions and related support and maintenance services, which are discussed in more detail under “Organization” below.

Strategy

In addition to our sales of software applications, technology solutions and related support and maintenance services, we provide technology consulting, including network and systems integration services, as a part of our solutions sales efforts. These services also generate a significant amount of revenue by increasing demand for computer hardware equipment that we sell. Our marketing strategy is to provide a suite of software products coupled with full service integration of the hardware solutions that support those products and other back-office functions, and to provide ongoing technical support, monitoring and maintenance services to support the clients’ continuing needs. We also market our hardware solutions and ability to provide a wide level of services and support independent from our software solutions which, when marketed to a fund accounting based organization, may also lead to future software sales and integration services.

By providing a client the ability to call one solution provider and circumvent the difficulties that often arise when dealing with multiple vendors, we believe we are able to achieve high long-term client satisfaction and a competitive advantage in the marketplace. Repeat business from our existing customer base has been key to our success and we expect it will continue to play a vital role in our growth. Over the past ten years we have retained more than 90% of our software customers. Our focus is on nurturing long-standing relationships with existing customers while establishing relationships with new customers. For more information on our strategy, see our latest annual report filed on Form 10-KSB.

2005 Reverse merger

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

In the first quarter of 2005, we completed a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina). These culminated on February 11, 2005 with the merger of CSI – South Carolina into the Company, and our issuance of preferred stock, common stock, common stock warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer,” and Computer Software Innovations, Inc. prior to such merger as “CSI – South Carolina.” As we were a shell corporation with virtually no assets or operations and due to other considerations under reverse merger accounting, CSI – South Carolina was considered the acquirer and VerticalBuyer the acquiree. As a result, our prior operations for reporting purposes became those of CSI – South Carolina. The recapitalization transactions, along with further discussion regarding merger accounting and merger summary, are discussed in Note 2 to the interim financial statements and are also discussed in further detail in our most recent filing of our audited financial statements on Form 10-KSB.

Current Challenges and Opportunities of our Business, and Forward-Looking Information

Processes and Procedures

Because of our focus on the public sector, many sales opportunities are subject to our having to comply with government bid requirements and other formal proposal processes. Complying with such requirements and processes can result in a significant investment of time and effort that may or may not result in a sale. We have been implementing procedures to make the bid and sales process more efficient and believe these types of improvements will aid in our ability to maintain competitiveness in the marketplace. We will also look for additional process improvement opportunities as we move through the process of documenting controls and procedures in order to comply with the Sarbanes-Oxley Act legislation. However, this process is primarily compliance-driven and will be costly, while cost-saving opportunities as a result of this process, if any, may be limited.

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

As a result, we were unable to file our first and second quarterly reports on Form 10-QSB for 2005 by their initial due dates and were forced to utilize filing extensions, with which we complied. Also we have filed amendments to our previously reported results for the reasons noted below.

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

Due to an Emerging Issues Task Force (“EITF”) release, we were also required to account for certain proceeds related to our issuance of preferred stock and warrants as a liability derivative financial instrument and adjust the liability to market on a periodic basis. In addition, we reclassified certain items between equity accounts related to the purchase of the shell corporation. These adjustments did not affect cash flows; however, the changes in the valuation of the derivative financial instrument did affect net income. As a result, we amended our Annual Report on Form 10-KSB for the year ended December 31, 2004 and our subsequent Quarterly Reports on Form 10-QSB, where appropriate. The adjustments reflected a significant deficiency in our internal controls over the application of existing accounting principles to new public reporting disclosures and particularly related to the application of GAAP to new transactions, caused by the shortage of experienced technical resources. All necessary adjustments from the amendments to our previously issued financial results have been made to the financial information contained herein.

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

Due to the uncertain nature surrounding the potential acceptance or lack thereof of the recommendations being made by the Advisory Committee and Company management’s desire to improve its ongoing analysis of controls and procedures, and to do so in accordance with the framework established by the SEC and Public Company Accounting Oversight Board, and finally, due to the risk that we may not be able to become compliant in time should the SEC Advisory Committee’s recommendations be rejected should we not begin to address these areas, we have moved forward with our initial work surrounding the implementation of the Sarbanes-Oxley Act. This has included an assessment of risk in financial reporting and the creation of a documentation and evaluation framework for a significant portion of our business, under consultation with an independent public accounting firm. We have budgeted $200,000 for compliance work related to the Sarbanes-Oxley Act for the fiscal year 2006 and to thereafter complete a portion of testing. In the first quarter we spent approximately $97,000 to support this initial effort. We plan to use the established framework to perform much of the documentation and initial evaluation effort with internal staff over the next quarter or two to minimize our costs, while still moving forward in our effort to improve our internal controls work, and to avoid additional third-party costs while we monitor the SEC’s reaction to the recommendations of the Advisory Committee. At this time, we plan to stay within our budget in 2006 for this work.

Establishment of a Telesales Department

We intend to utilize telesales as a method of marketing our lower price point (considered by us to be fundable at the school level) standards based lesson planning software. We also believe telesales will be beneficial in promoting and providing leads for potential sales of our other products. We have not previously had a formal telesales department, and while we have engaged a consultant with significant experience in this area to help with the effort, the establishment of this area will entail some up front investment. We plan to use existing personnel to manage the telesales department, but intend to initially hire two or three additional employees to focus primarily on telesales. We also expect the telesales department to assist in the identification and qualifying of additional sales opportunities for the fund accounting software. We expect, but cannot guarantee, that these efforts will generate sufficient revenues to avoid any negative impact on profitability. We hired one individual in the first quarter of 2005 who has had some success generating leads for our fund accounting software and are planning to hire an individual with both sales and classroom experience to support our standards based lesson planner in the second quarter. This individual will likely generate leads by phone, but also participate in other marketing and sales efforts including product demonstrations both via the internet and by visit to client sites. In addition, we are looking to hire an individual to support our geographic expansion efforts.

Software Modifications Required by Geographic Expansion

We have achieved the most significant penetration in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. To do so, we may have to modify our existing fund accounting programs to accommodate differences in state laws, regulations and taxation. We anticipate needing to make additional investment in software development to accomplish this. However, we plan to make the changes when we have firm orders in an area in an attempt to maximize and achieve a return on investment as quickly as possible. As we are currently converting our programs to the Microsoft .Net programming and SQL database language, but do not yet have all modules ready for release, some of these changes may be required in both our current and .Net platforms until 2007, when we anticipate all modules will be converted. The costs of such changes may offset the positive impact from expanding our geographic reach in 2006. As previously noted, we are looking to hire an additional telemarketing person who may initially call potential customers in new geographic regions for market research purposes to assist us in determining the regional areas where it might be best to focus our efforts first.

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

Investment in Support and Telesales Efforts

Over the next year we will be making an investment (estimated to be as much as $500,000, of which less than $100,000 was spent in the first quarter), consisting primarily of increased salaries and wages to support the additional technical support services and telesales efforts. Based on our past experience with prospecting and technical support agreements, we expect the additional revenue generated from the sales of technical support contracts and additional sales opportunities uncovered by telesales efforts for the fund accounting software and the new curriculator™ – standards based lesson planner software will be sufficient to offset our investment within approximately one year, but we can give no assurances such additional services will be profitable collectively, particularly in the short-term. In addition, effective January 1, 2006 we reorganized our sales force. Previously, our primary sales personnel were assigned to either sell products in our software applications segment or in our technology solutions segment, but not both. We had potentially two persons, a software specialist and a technology specialist, calling on every organization, many times talking to different people within the same organization, and no opportunity for a single salesperson to be in touch with all of the needs of the organization. Due to an increase in the experience and quality of our sales personnel, and our ongoing efforts to educate them about our product offerings, our sales personnel are now able to maximize their contacts by discussing both software and technology in each visit to the customer. As a result, we have been able to reduce the size of salespersons’ territories and allow them to reduce drive time, freeing them up to make more calls, sell across a broader range of solutions and identify additional opportunities. We back the sales personnel with product specialists and engineering support as necessary. We believe this realignment has improved the effectiveness of our sales force and will translate into deeper customer penetration and relationships. We anticipate greater sales and reduced costs per salesperson over time as more opportunities are identified and closed; however, we are unable to estimate the financial impact of these changes.

Expanded Market Opportunities

With the acquisition and web development of the curriculator™ – standards based lesson planner product, the Company is now positioned with a product offering that provides a link between school administration and the classroom. Principals, in addition to monitoring their financial condition using our fund accounting software in their administrative role, are also able to track the progress of teaching against state standards using the curriculator™ product. Lesson plans can now be reviewed, monitored and commented on electronically for content coverage and resource usage. The curriculator™ product provides a link between the administrative oversight function and the technology solutions we provide for the classroom, including our interactive white board offering. We plan to capitalize on these cross-selling opportunities. In addition to increasing our cross selling opportunities, the curriculator™ product puts us in a position to feasibly consider acquisitions that may be in the classroom content or curriculum results reporting market space. However, we cannot predict the financial impact, if any, this link will create. Any acquisition we would make in the expanded market space would require us to identify and retain product experts in the acquired entity, as we do not currently have significant expertise in the content or curriculum-related market spaces. In the first quarter, we experienced a significant increase in interest in our curriculator™ product, and completed a few additional installations. Although we are hopeful this product will become a significant revenue generator over the long-term, we did not experience a significant impact on revenues in the first quarter.

Re-branding

In the process of moving toward a national presence, we have established a new brand for CSI: CSI Technology Outfitters Computers. Software. Innovations. We have noted that in some cases software customers have not been aware of the breadth of our technology offerings, while technology customers have not been aware of the extent of our software offerings. While at this time we do not plan to change our corporate name, “Computer Software Innovations, Inc.,” we believe a reemphasis of the term Computers, following it with a period (“.”) distinguishes the technology portion of our business from the software offerings. We have trademarked “Technology Outfitters” to connote our ability to outfit organizations with which we work for a variety of environments. We are redesigning our website to match this theme and are creating a brochure which presents a wider range of offerings, which can be communicated quickly in summary form. We believe these efforts will increase the recognition and value of the CSI name over time and enhance our presence as a preferred provider in our markets. We spent approximately $90,000 on marketing, including our re-branding efforts, in the first quarter of 2006 compared to approximately $12,000 in the first quarter of 2005.

Earnings Guidance

Certain Costs Related to Going Public in 2005

In 2005, we incurred substantial costs related to our efforts to take CSI’s operations public by way of the reverse merger, totaling more than $2.8 million (pre-tax). These costs included the following:

•	merger fees totaling $759,283, of which $275,000 were paid to a third-party broker and the remainder were paid primarily for legal and accounting fees;

•	the redemption of stock options held by certain managers of CSI – South Carolina for $631,174 considered compensation, and $47,766 of payroll tax related costs;

•	legal and professional fees totaling $437,013, expended in 2005 related to our efforts to register the underlying common shares of the preferred stock and warrants (which registration was declared effective on February 14, 2006);

•	litigation costs of $343,063 and settlement costs to the company of $200,000 to settle litigation related to the merger (which, in the opinion of management and its counsel, was unfounded, but settled to avoid further legal costs); and

•	non-cash loss of $414,360 on warrants due to the accounting treatment of the warrants under a liquidated damages penalty payable in cash, until such time as the liquidated damages penalty was renegotiated for payment in a set number of preferred shares on November 7, 2005.

At this time, we do not anticipate incurring any further litigation or reverse merger costs. We expect the costs of registering Barron’s shares in 2006 will be substantially reduced from that which was incurred in 2005. Also, we do not expect to incur any costs related to option redemptions, except potentially in connection with an acquisition to grow our business. As discussed above, we do expect to incur some costs to implement the Sarbanes-Oxley Act legislation. As of March 31, 2006, we had incurred approximately $97,000 related to Sarbanes-Oxley work. As a result of the related changes noted, we estimate our ongoing professional and legal fees to aggregate approximately $600,000 for the 2006 fiscal year, of which approximately $350,000 was incurred in the first quarter of 2006.

Also in connection with becoming a public company, we recruited independent, non-employee directors. We also engaged consultants to assist us with strategic planning and acquisitions. Definitive agreements were reached regarding the independent directors and consultants compensation in the first quarter of 2006. The Compensation Committee of the Board of Directors board approved stock awards, granting the non-employee directors and consultants approximately 500,000 shares. Accordingly, we recorded non-cash expense for directors’ and consultants’ fees in the 2006 first quarter totaling approximately $613,000. See Note 4 to our interim financial statements, “Stock Based Compensation,” for further discussion.

Warrant accounting

In the first quarter of 2006, we experienced a significant increase in net income driven by the recording of warrant losses of more than $3 million dollars in the first quarter of 2005, which did not recur in 2006 due to a renegotiation of the warrant related registration rights agreement in November 2005. This significant increase in net income will likely be offset in the third and fourth quarters of 2006 since the loss in the first quarter of 2005 was substantially offset by gains recorded in the third and fourth quarter of 2006, prior to the renegotiation of the registration rights agreement.

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

Organization

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

During the interim period, we have continued to pursue and enter into preliminary discussions with various acquisition candidates. However, the Company has not entered into agreements or understandings for any acquisitions which management deems material.

Cautionary Statement Regarding Forward-Looking Information

Certain information contained in this report includes forward-looking statements that involve substantial risk and uncertainties. Any statement in this report and in the documents incorporated by reference into this report that is not a statement of a historical fact constitutes a “forward-looking statement.” Among other things, these statements relate to our financial condition, results of operations and business. When used in this report, these forward-looking statements are generally identified by the words or phrases “may,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “project” or words of similar import. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date that we make them. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our software and systems integration businesses also may be subject to the effects of other risks and uncertainties, including, but not limited to:

•	a reduction in anticipated sales;

•	an inability to perform customer contracts at anticipated cost levels;

•	our ability to otherwise meet the operating goals established by our business plan;

•	market acceptance of our new software, technology and services offerings;

•	an economic downturn; and

•	changes in the competitive market place and/or customer requirements.

For a discussion of factors that may cause actual results to differ materially from forward-looking statements, see our Annual Report on Form 10-KSB for the year ended December 31, 2005, and other reports periodically filed with or furnished to the Securities and Exchange Commission.

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

Overview of Financial Performance

Our revenues improved $750,100 or 18.3% for the quarter compared to the same period of the prior year due to an increase in hardware and software sales. The gross profit improved $345,912 or 29.9%, primarily due to the increased volume in hardware and software sales and a reduction in software costs, partially offset by an unfavorable change in the product mix between hardware and software. Operating loss improved from the prior year by $522,877 or 49.8%. The increase was due to the increases in sales, coupled with a slight decrease in our operating expenses primarily as a result of the decrease in reverse acquisition costs, offset by increases in salaries, wages and benefits; professional and legal compliance costs; marketing costs; travel and mobile costs; and depreciation and amortization. Further analysis of financial performance is discussed below in subsequent sections of the report.

Consolidated Results of Operations

	Three Months Ended
	March 31, 2006	March 31, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$4,842,404	$4,092,304	$750,100
GROSS PROFIT	1,503,607	1,157,695	345,912
OPERATING LOSS	(527,412)	(1,050,289)	522,877

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$750,100
Salaries, wages and benefits			(54,262)
Purchased components			(265,952)
Other miscellaneous			(83,974)

			345,912

Operating Expenses:
Salaries, wages and benefits			(168,824)
Reverse acquisition costs			759,283
Stock based compensation			17,220
Professional and legal compliance and litigation related costs			(342,680)
Marketing costs			(77,570)
Travel and mobile costs			(20,219)
Depreciation			(22,432)
Other SG&A expenses			32,187

			$522,877

Three months ended March 31, 2006, versus three months ended March 31, 2005

Sales

Total sales in the first quarter of 2006 increased $750,100 in comparison with the first quarter of 2005. This net increase includes a $632,777 increase in hardware sales and services through the technology solutions segment and a $117,323 increase in software sales and services through the software solutions segment. The increase in the technology solutions segment came from increases in both hardware sales and related engineering support services, offset by a decline in hardware commissions. The increase in hardware revenues was related to a large hardware sale, approximately $1.6 million, for a number of desktop and notebook computer systems and wireless lab carts. CSI purchased the hardware and acted as reseller rather than agent. Depending on the circumstances, which may include funding, financing costs, deal size, bid or other sales processes and considerations, CSI acts as agent on computer systems sales, in which case no costs is associated with the sale, and the only revenue recognized is the commissions from the vendor. The increase in the software solutions segment was due to increased software support agreement revenues and new client software sales, partially offset by a decline in software service revenues due to a higher level of training work being completed in early 2005 from 2004 deals. New client software sales increased 67% in number of deals invoiced in the first quarter of 2006, over the first quarter 2005. The average size of the deals was smaller, as reflected in the 11.9% increase in software revenues.

Gross Profit

Gross profit in the first quarter of 2006 increased $345,912 in comparison with the first quarter of 2005. The gross margin percentage was 31.1% in 2006 versus 28.3% in 2005. The increase in both software and hardware gross profits were driven by the corresponding increases in revenues of both segments. The improvement in margins in the software segment came from an increase in new software sales and support coupled with a decrease in the number of implementations requiring purchased third party software components. The increase in margins on the hardware side came from an increase in the mix of higher margin services versus hardware sales. In late 2005, CSI increased the number of software sales personnel and in early 2006 restructured the sale force from a single segment (software or technology) product focus to a combined effort, supported by product specialists. As a result, in first quarter 2006 salaries, wages and benefits increased by approximately $54,262, or 6.5%. Hardware salaries and wages remained relatively flat, showing a slight decrease of 1.5%. The results from the large hardware deal that occurred in 2006 are partially seen in the increase in new hardware sales and hardware cost of sales, with a corresponding decrease in hardware commissions; however, the net impact on gross profit is approximately the same whether the Company acts as reseller or agent for these larger deals.

Operating Expenses

Operating expenses decreased $176,965, or 8%, in the first quarter of 2006 compared to the first quarter of 2005. The above table analyzes the major items that account for this increase. The majority of the decrease, approximately $700,000, is reflected in costs associated with the merger and recapitalization of CSI in the prior year which did not recur in the current year. Following is a brief explanation of these items and the related impact on other selling, general and administrative (“SG&A”) expenses. An increase in salaries, wages and benefits partially offset theses increases. The increase in salaries, wages and benefits was primarily due to the increase in sales force.

Reverse acquisition costs decreased to zero in the first quarter 2006, as reverse acquisition costs were incurred and expensed in 2005.

Stock based compensation represents costs in connection with the issuance of stock awards to non-employee directors and outside consultants in 2006 and the redemption of options in 2005. Subsequent to the end of the first quarter 2005, our board of directors approved a new plan for the award of stock-based compensation to employees, directors and consultants. The new plan provides for the award of options, restricted stock or stock appreciation rights at the discretion of the compensation committee of the board of up to an aggregate of 1,100,000 shares. In February and March of 2006, the compensation committee of the board of directors awarded the Company’s outside directors 196,992 shares of common stock and awarded outside consultants 344,734 shares of common stock under the Company’s 2005 Incentive Compensation Plan. Compensation expense related to the director and the consultant stock awards was $613,954, consisting of the $839,673 in stock issued less unearned compensation expense of $225,719 as of March 31, 2006. This additional expense in 2006 was primarily comparable to the expense incurred in the prior year in connection with option redemptions. In the first quarter of 2005, CSI cancelled options to purchase 797,403 shares and paid the option holders $899,144 as compensation for the cancellation, and reduced unearned stock compensation for the redemption by $267,970, for net compensation expense of $631,174 during the period. Employer FICA and Medicare, additional expenses related to this transaction totaling $47,766, were also paid by CSI and included in other selling, general and administrative expenses.

Professional and legal compliance and litigation related costs increased in first quarter 2006, over first quarter 2005 by $342,680 due to the costs associated with operating as a public company. A significant amount of these costs were related to audit fees, initial Sarbanes-Oxley implementation costs, and registration costs. While the costs associated with the reverse merger are likely to decrease in future periods, the Company anticipates that the audit fees and Sarbanes-Oxley related costs will continue. The Company cannot quantify how much professional and legal compliance and litigation related costs will be in future periods as it is unable to project events which may impact these amounts.

Marketing costs increased due to the establishment of a new brand for CSI: CSI Technology Outfitters Computers. Software. Innovations. We have trademarked “Technology Outfitters” to connote our ability to outfit organizations with which we work for a variety of environments. We are also redesigning our website to match this theme and are creating a brochure which presents a wider range of offerings, which can be communicated quickly in summary form. We spent approximately $90,000 on marketing, including our re-branding efforts in the first quarter of 2006, compared to approximately $12,000 in the first quarter of 2005.

Depreciation expense increased as a result of increased capitalized costs related to the relocation of corporate headquarters late in 2005 and early in 2006 being depreciated in the first quarter of 2006.

Other SG&A expenses decreased as a result of accumulations of small decreases in a variety of areas throughout the first quarter of 2006. These areas included: supplies, business promotion, building maintenance, and dues and subscriptions.

Segment information

CSI is organized into the two segments: software applications and technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	March 31, 2006	March 31, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$1,104,072	$986,749	$117,323
GROSS PROFIT	642,183	539,923	102,260
SEGMENT INCOME (LOSS)	169,454	197,489	(28,035)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$117,323
Salaries, wages and benefits			(60,997)
Purchased components			112,586
Other miscellaneous			(66,652)

			102,260

Operating Expenses:
Salaries, wages and benefits			(74,283)
Other SG&A expenses			(56,012)

			$(28,035)

Sales improved by $117,323, or 11.9%, primarily due to increases in revenue from both software support agreements and new client software sales, partially offset by a decrease in software service revenues due to a higher level of training work being completed in early 2005 from 2004 deals. New client software sales increased 67% in number of deals invoiced, although the average deal size was smaller, as reflected in the 11.9% increase in software revenues.

The salaries, wages and benefits in cost of sales increased primarily due to the addition of the .Net Microsoft SQL (application programming language and database conversion) team throughout 2005. Purchased components related to software decreased as the installations in first quarter 2006 did not require significant purchased third party software components. The increase in other miscellaneous software cost of sales was primarily associated with the increase in travel and mobile costs associated with the increase in number of installations, and the decrease in deferred software costs and increase in amortization of those costs associated with the standards based lesson planning software, curriculator™. The increase in salaries and wages in operating expenses was related to an increase in sales staff. Other SG&A expenses increased by 16.4%, or $56,012, primarily as a result of increased marketing costs associated with the re-branding of CSI’s products and services.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	March 31, 2006	March 31, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,738,332	$3,105,555	$632,777
GROSS PROFIT	861,424	617,772	243,652
SEGMENT INCOME	259,768	190,445	69,323

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$632,777
Purchased components			(378,538)
Salaries, wages and benefits			6,735
Other miscellaneous			(17,322)

			243,652

Operating Expenses:
Salaries, wages and benefits			(94,541)
Other SG&A expenses			(79,788)

			$69,323

Hardware sales increased over first quarter 2005 by $632,777, or 20.4%, due to increases in new hardware sales and service revenues, partially offset by a decrease in hardware commissions. The increase in new hardware sales and decrease in hardware commissions is attributed to a large sale, approximately $1.6 million, of desktop and notebook computer systems and wireless cart labs. CSI purchased the hardware and acted as reseller rather than agent. Depending on the circumstances, which may include funding, financing costs, deal size, bid or other sales processes and considerations, CSI acts as agent on computer system sales in which case the only revenue recorded is the commissions. The results from this deal are partially seen in the increase in hardware sales and resulting increase in the costs of purchased components, with a corresponding decrease in hardware commission revenues. The net impact on gross profit is approximately the same whether the Company acts as reseller or agent.

Salaries, wages and benefits associated with costs of sales remained relatively flat, decreasing by $6,735, or 1.5%, due to a small amount of rationalization and reassignments resulting in a modest gain in efficiency. The increase in salaries and wages in operating expenses was related to the increased sales staff. Other SG&A expenses increased by 13.3%, or $79,788, as a result of the marketing costs associated with the re-branding of CSI’s products and services.

The following tables summarize information about segment profit and loss for the quarters ended March 31, 2006 and 2005 and assets allocated to segments as of March 31, 2006 and 2005.

	Software Applications	Technology Solutions	Total Company
Quarter ended March 31, 2006:
Net sales and service revenue	$1,104,072	$3,738,332	$4,842,404
Gross profit	642,183	861,424	1,503,607
Segment income	169,454	259,768	(	*)
Segment assets	2,467,902	3,894,922	6,362,824

Quarter ended March 31, 2005:
Net sales and service revenue	$986,749	$3,105,555	$4,092,304
Gross profit	539,923	617,772	1,157,695
Segment income	197,489	190,445	(	*)
Segment assets	2,813,220	4,143,228	6,956,448

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating loss per consolidated Statements of Operations (GAAP measure):

	Quarter Ended
	March 31, 2006	March 31, 2005
Segment income:
Software applications segment	$169,454	$197,489
Technology solutions segment	259,768	190,445

TOTAL SEGMENT INCOME	429,222	387,934
Less: Merger and compliance costs
Stock based compensation	(613,954)	(631,174)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock based compensation from stock option redemption in connection with merger	—	(47,766)
Reverse acquisition costs	—	(759,283)
Professional and legal compliance and litigation related costs	(342,680)	—

OPERATING LOSS Per consolidated Statements of Operations	$(527,412)	$(1,050,289)

Interest and Other Income and Expenses

Interest income decreased by $3,841, or 63.8%, due to the fact that the Company was only receiving interest on overnight invested funds related to the RBC line of credit in 2006, while the Company received interest income from approximately $3 million held in a money market account for the first portion of the first quarter in 2005. Interest expense increased $54,940 in the first quarter of 2006 compared to the first quarter of 2005 due to the interest payments to the five original shareholders and Barron on the notes payable associated with the reverse merger transactions. A significant decrease in other income and expenses occurred related to the unrealized loss on warrants recorded in 2005 which did not recur in 2006. In the first quarter of 2005, CSI recognized a non-cash loss related to the accounting for the warrants of approximately $3.1 million ($1.9 million net of tax) due to a decrease in the market value of the warrants based on the Black-Scholes valuation method. Accordingly, the first quarter 2006 improvement is significant in comparison to the loss in the prior year’s first quarter; however, the warrant loss in the first quarter of 2005 was offset by significant gains in the third and fourth quarters of 2005. As a result, CSI’s net income to be reported in the third and fourth quarters of 2006 will likely be significantly below that of the prior year taking into consideration the non-cash gains recorded in 2005 associated with the warrants.

Income Taxes

Income taxes increased by $1,511,546, or 88.0%, in the first quarter of 2006 compared to the first quarter of 2005 due to the tax impact of the decrease in operating loss resulting from the increases in operating income of $522,877 and reduction of other expenses as a result of having no loss associated with the warrants in 2006.

Net Loss and Loss per Share

The net loss in the first quarter of 2005 was decreased by $2,019,913, or 82.5%, to a net loss of $429,530 for 2006, as a result of the increase in software and hardware sales, the absence of reverse acquisition costs offset by increased professional and legal compliance costs and the absence of the unrealized loss on the warrants.

Basic and diluted loss per share improved from a loss per share of $0.93 in the first quarter 2005, to a loss per share of $0.15 in the first quarter of 2006. This improvement resulted from the increased sales, decreased operating expenses and absence of the $3 million unrealized loss on warrants as previously discussed. Diluted earnings per share were the same as basic earnings per share for both the current and prior year quarters. The additional preferred stock, warrants and employee held options issued in connection with the merger in February 2005 were not included in the calculation of diluted earnings per share for 2005 or 2006, as their effect, due to losses being reported in both periods (albeit significantly reduced for 2006) was anti-dilutive.

Liquidity and Capital Resources

Cash increased from $0 at December 31, 2005 to $643,125 at March 31, 2006, due primarily to a reduction in accounts receivable of approximately $2.4 million. This was accomplished through increased focus on collection of past due accounts, and timely invoicing of completed projects.

Cash from Operating Activities

Cash provided by operating activities totaled $2,499,983 in the first three months of 2006 compared to cash used for operating activities of $738,510 in the first three months of 2005. The increase, $3,238,493, is due primarily to the collection of approximately $2.4 million on accounts receivable and having no costs related to the reverse acquisition. The remaining increase was primarily due to the impact of stock related compensation expenses. The increase in operating expenses related to stock based compensation in the prior year was cash-based due to a payment of cash in connection with the redemption of options. However, in the current year, the stock related compensation did not require a cash outlay since stock was issued for the compensation expense.

Changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts payable were a result of the increased hardware sales and related purchases previously discussed. The increase in taxes receivable is the result of the additional tax refund provided for the loss incurred in the current quarter due to the costs related to stock compensation costs and professional and legal compliance and litigation costs.

Cash from Investing Activities

Cash used for investing activities totaled $547,613 in the first three months of 2006 compared to $229,073 in the first three months of 2005. The increase of $318,540 is due primarily to the continued investment in development in the .Net version of CSI’s major software modules, the investment in curriculator™ software and increased purchases of property and equipment related to the relocation of the corporate headquarters in the first quarter of 2006.

Cash from Financing Activities

Cash used for financing activities netted to $1,309,245 in the first three months of 2006 compared to$1,565,318 in the first three months of 2005. The decrease of $256,073 is due to the absence of activities related to the reverse acquisition in 2006 of $1,565,318, and additional borrowing under a long term note payable of $400,000, of which $8,245 of principal was repaid, offset by net repayments on our line of credit of $1.7 million.

Credit Arrangements

During the first quarter of 2005, in order to support the activities of the reverse acquisition, the Company entered into a $3,000,000 line of credit facility whereby the Company can borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3,000,000. Eligible accounts receivable balances essentially include all of our trade accounts receivable except for those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) such accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bear interest at Libor plus 0.275%, (7.38% at March 31, 2006), payable monthly and the facility matures on July 15, 2006, following short-term extensions to align the renewal period to follow the Company’s annual reporting and meeting time frames. The Company anticipates renewing this facility in July of 2006 for an additional one year term. Immediately upon entering into the loan agreement in 2005, the Company borrowed $1,500,000 which was used for the paydown of a portion of the subordinated notes issued in connection with the merger.

Loans under the facility are secured by a first priority lien on all of our personal property to the lender, including all accounts, equipment, inventory, contract rights and intangibles. Under the facility, CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of a debt to EBITDA ratio of not more than 2.5:1 measured on a quarterly rolling twelve months basis; EBITDA of not less than $2,000,000; and a minimum tangible net worth of $1,500,000 (including subordinated debt). “EBITDA” is defined as earnings before income taxes, depreciation and amortization, but provides for the elimination of certain special expenses that would not typically reflect the Company’s operating income (or income from operations), including (i) unrealized gain (loss) on warrants; (ii) legal and professional fees; (iii) expenses of securities compliance; and (iv) stock option compensation. As of March 31, 2006, the Company believes it had complied with the covenants.

As of March 31, 2006 there were no outstanding draws under our bank credit facility and $2,278,316 was available under the facility.

The Company also has significant commitments under the subordinated notes payable to the original five shareholders of CSI – South Carolina and Barron, as a result of the reverse acquisition, totaling $2,250,400, which were due and payable on May 10, 2006. The Company failed to pay the subordinated notes at maturity, and such notes are now in default. Interest not paid quarterly and any principal not paid by the due date accrue interest at 15% until paid. Any cross-default under our bank credit facilities relating to the nonpayment of the subordinated notes has been waived by our bank lender through June 12, 2006. We have agreed with our bank to cure the default under the subordinated notes by that date, and pursuant to the terms of our bank credit facilities, to obtain the consent of the bank to any modification of the terms of the subordinated notes.

Although adequate availability existed under our bank credit facility to repay in full the subordinated notes on the May 10, 2006 maturity date, we did not believe it feasible. First, we did not believe that draws under the credit facility to repay the subordinated notes would have left adequate availability to support our working capital needs for the remainder of the year. Secondly, and more importantly, the subordinated debt is counted as equity in the calculations of the minimum tangible net worth requirement with the bank. Utilization on May 10, 2006 of the bank credit facility to repay the subordinated notes would probably place us in violation of the minimum tangible net worth covenant at the next covenant test date of June 30, 2006. Looking forward, we believe it is unlikely that the Company will be able to generate sufficient net income during 2006 so as to permit repayment of the subordinated notes with draws under the line of credit this fiscal year and still maintain compliance with the minimum tangible net worth covenant.

The Company currently plans to use the first $2,250,400 of warrant proceeds, if and when available, to repay the subordinated debt, unless other arrangements, such as an extension of the due date or conversion of some or all of the notes payable to equity were agreed to by the subordinated debt holders. Although the registration statement registering the resale of the warrant shares was declared effective by the SEC on February 14, 2006, and Barron has communicated an interest in selling some of the shares underlying the warrants, we cannot predict when Barron may exercise the warrants and we will receive proceeds with which to repay the subordinated notes. Also, it should be noted that Barron may procure saleable common shares by first converting its preferred stock, thereby deferring its exercise of the two warrants. We would receive no proceeds from a conversion of the preferred stock.

We are currently in negotiations with the subordinated noteholders to extend the maturity of the notes. Such negotiations have also included consideration of the conversion of all or a portion of the subordinated notes to an equity security. Although we are optimistic that a successful resolution of the repayment of the subordinated notes will be obtained, and the default under such notes cured within the waiver period provided by the bank, we can give no assurances that such a resolution will in fact occur. Although the terms of the notes subordinate the rights of the holders to those of senior lenders—including the bank—and generally prohibit the Company from making any payments on the subordinated notes until the repayment of senior debt, the holders of the subordinated notes could potentially accelerate such debt following nonpayment by the Company at maturity. Although this would not have any direct effect on the Company, it may trigger a default under our bank line of credit. Despite what we believe to be our good relations with our bank, we are unable to predict whether our bank lender would grant another waiver under such circumstances. If our bank did not grant such a waiver, we could be forced to obtain an alternative source of financing. We can give no assurances that replacement financing would be available on acceptable terms, or at all. Also, it may be possible for the subordinated noteholders to bring legal action with respect to the subordinated notes, the adverse consequences of which we are unable to evaluate. However, as indicated above, we have discussed with the subordinated noteholders a delay in payment on the notes and options including extending the maturity date. We do not anticipate any of such noteholders taking any action detrimental to the Company. It should be noted that five of the subordinated noteholders are currently significant stockholders of the Company, and four of these are executive officers of the Company. The sixth subordinated noteholder, Barron, holds all of the Company’s preferred stock.

Future Capital Needs and Resources

Since inception, and prior to the merger, the Company had funded its operations through cash flow from operations; however the Company has chosen to utilize a line of credit facility and term loan to assist in the financing of future costs.

Ongoing capital resources depend on a variety of factors, including our existing cash balance, the cash flow generated from our operations and external financial sources that may be available. As of December 31, 2004, our capital resources included $3.7 million of cash, which was impacted by the merger and related transactions as described in Note 3 of the interim financial statements. As a result, at December 31, 2005 our cash balance was zero, and we were funding our operations through the use of our $3 million line of credit. As of March 31, 2006, the Company plans to continue using the line of credit to fund operations, while using the $400,000 term loan to support capital expenditures. In light of the additional capital needs incurred in connection with the relocation of our main offices, and to provide additional working capital availability under our line of credit, we may increase our term borrowings up to $1,000,000. Our ability to generate sufficient operating cash flow is dependent upon, among other things:

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

Customer support billings. We historically bill a significant portion of our service contracts late in the second quarter of the year. Historically this amount has exceeded $2,000,000. While revenue for service contracts is deferred over the life of the contract (typically over a year) significant cash is generated in the third quarter as a result of the service payments being billed and collected as payment for the entire future year’s service. The Company borrows through its line of credit based on availability tied to its receivables. Cash collections are first used to pay down the line of credit. Thereafter, funds are available to be borrowed again based on our receivables position and line of credit limit as detailed below. Only if the line of credit was paid down and working capital needs met, would we have significant cash on our balance sheet.

Burden of Professional and Legal Compliance Costs. For the quarter ended March 31, 2006, professional and legal compliance costs totaled approximate $342,000. These related primarily to compliance costs for the Company’s transition to a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should abate following the effectiveness of the Company’s registration statement with the Securities and Exchange Commission on February 14, 2006. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Also, the compliance costs associated with public company status are significant.

Bank Credit Facility. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, for the foreseeable future, we will rely on our $3.0 million line of credit facility whereby the Company can borrow up to 80% of its receivable balance, not to exceed the total facility limit of $3.0 million. As of March 31, 2006, our facility allowed for borrowing up to $3.0 million (based on adjustments for eligible receivables) of which there were no amounts outstanding and approximately $2.3 million was available for additional loan advances.

Management believes that cash flow from operations will not be sufficient to repay both the bank credit facility in full as of its July 2006 maturity and the subordinated promissory notes payable to shareholders in an aggregate amount of $2.3 million which were due May 10, 2006. Management anticipates renewing the bank credit facility prior to its expiration date. In the alternative, the Company would attempt to refinance the credit facility with another lender. Although management currently believes that its existing lender will agree to a renewal of the facility, there can be no assurance that the Company’s bank will in fact agree to a renewal or that replacement financing could be procured by the Company on favorable terms. Without the existing credit facility or a replacement, management also believes that the ability of the Company to fund working capital to support additional sales growth could be adversely affected.

On May 1, 2006, the Company and RBC Centura Bank executed a Change in Terms Agreement and a Business Loan Agreement. The agreements extend the maturity date of the credit facility from May 1, 2006 until July 15, 2006. The maturity date of the Note was previously extended by the Bank from March 1, 2006 until May 1, 2006, pursuant to a letter agreement previously disclosed by the Company in a Current Report on Form 8-K filed on March 1, 2006.

Subordinated Promissory Notes. At March 31, 2006, subordinated promissory notes payable to shareholders totaled approximately $2.3 million. As described above, we failed to repay the subordinated promissory notes upon their maturity on May 10, 2006. From discussions with the holders of the subordinated notes, we anticipate that they will cooperate with the Company in formulating a new repayment schedule or other resolution. Such notes are also subordinated to our senior debt, and we believe the ability of the subordinated debtholders to have direct recourse against the Company is currently limited.

However, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such noteholders also may take legal or other adverse collection actions against the Company. For further discussion regarding the subordinated notes please see “Bank Credit Facility” above.

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

Potential Capital Inflow from Warrants Exercise. A significant amount of cash and capital for the Company would be generated by the exercise by Barron of its common stock warrants. The exercise of Warrant A, with an exercise price of 1.3972, would generate approximately $5 million. The exercise of Warrant B, with an exercise price of $2.0958, would generate approximately $7.6 million. The complete exercise of the warrants is in the sole discretion of Barron, subject to the restrictions in the preferred stock and the warrants prohibiting Barron from beneficially holding greater than 4.9% of our outstanding common stock, at any time, which prohibition can be waived by Barron upon 61 days notice. Although we presume any decision by Barron to exercise the warrants or any portion would depend upon our stock price, results of operations and the long term outlook for the development of our business, among other things, we cannot predict if and when Barron may exercise the warrants. Accordingly, there can be no assurance that Barron will exercise the Warrants and that we will receive any resulting capital.

The warrants may be exercised on a cashless basis, in which case the Company would receive no cash proceeds. However, Barron was prohibited from electing a cashless exercise until February 11, 2006, and going forward, is prohibited so long as there is an effective registration statement with respect to the shares underlying the warrants. Accordingly, it will be important in the future for us to maintain the effectiveness of the registration statement covering the warrant shares in order to assure the receipt of equity capital from the exercise of the warrants. Our registration statement was declared effective on February 14, 2006. Barron did not invoke the cashless exercise provision.

Long Term Debt Financing. On February 14, 2006, the Company entered into an agreement with RBC for a 42 month term loan of $400,000 at a fixed interest rate 7.5% per annum. The facility is collateralized by substantially all of the assets of the Company. The purpose of the loan was to finance capital expenditures long term and improve availability under our bank credit facility for working capital purposes. Upon any default by the Company on the promissory note, the bank may accrue interest on the promissory note at a rate of 18% per annum, subject to any maximum rate imposed by applicable law. Further, upon default by the Company, the bank may declare the entire unpaid principal balance on the promissory note and all accrued unpaid interest on the promissory note immediately due. As of March 31, 2006 the Company had paid $2,521 of interest and $8,245 of principal related to the loan.

Adequacy of Liquidity and Capital Resources. Based on the foregoing, our management believes that our cash flow from operations and existing bank credit facility will be adequate to fund our short term liquidity and capital needs, so long as we are able to successfully negotiate an extension or other satisfactory restructuring of our subordinated debt. We believe that our current business plan for the organic growth of our business will not require any additional external funding, except for a possible increase in our credit line facility which we believe is obtainable with increased sales and receivables supporting the facility, and that we will be able to operate and grow our business while servicing our debt obligations. As previously noted, any acquisition would be dependent upon additional funding sources.

In making our assessments of a fully-funded business plan, we have considered:

•	cash and cash equivalents on hand or available to our operations of $2.3 million at March 31, 2006;

•	expected cash flow from operations;

•	the anticipated level of capital expenditures of $600,000;

•	software development costs of $800,000; and

•	our scheduled debt service.

If our business plans change, including as a result of changes in our products or technology, or if we decide to expand into additional markets, or if economic conditions in any of our markets generally arise and have a material effect on the cash flow or profitability of our business, or if we have a negative outcome related to the debt covenants and are unable to obtain a waiver, or are unable to successfully restructure our subordinated debt, then the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of available sources of cash and timing of our ability to generate net income could change significantly. A decision not to exercise Warrants or a cashless exercise of the Warrants could result in the necessity to pursue other funding.

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

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 28, 2006, following approval by non-unanimous written consent of its common stockholders effective February 24, 2006, the Company filed an amendment to its Amended and Restated Certificate of Incorporation. The effect of the amendment was to eliminate the ability of the holders of the Company’s common stock, $0.001 par value per share, to take action by non-unanimous written consent. Prior to the filing of the amendment, stockholders holding a majority of the shares of Company common stock could take action by written consent in lieu of a meeting. Subsequent to the amendment, any stockholder action must be taken at a duly called annual or special meeting of stockholders. Stockholders also retain the ability to act by unanimous written consent. The amendment took effect upon filing.

A total of 2,526,905 shares of common stock of the Company were represented on the written consent approving the amendment to the Amended and Restated Certificate of Incorporation.

Item 5. Other Information.

(a)	Entry into Material Definitive Agreement - RBC Centura Bank Waiver Letter

On May 12, 2006 the Company and RBC Centura Bank (the “Bank”) entered into a letter agreement whereby the Bank agreed to waive a potential cross-default in the loan documents governing the Company’s $3,000,000 credit facility as well as its $400,000 term loan with the Bank. The potential cross-default arises out of the Company not paying the remaining $2,250,400 of principal owing on its subordinated debt held by stockholders at the debt maturity on May 10, 2006. Although the Company is in default on its subordinated debt, such debt has not been accelerated by the holders. In order to give the Company time to negotiate an extension of the maturity date of the subordinated debt, which comprises six promissory notes, the Bank agreed to waive until June 12, 2006 any potential default on the credit facility and the term loan that may have been triggered by the default on the subordinated debt.

The letter agreement by and between the Company and the Bank is filed as Exhibit 10.12 to this report and is incorporated herein by reference.

(b) Other Events

(i) Risk Factor Update

The risk factor in our Annual Report on Form 10-KSB captioned “We may not be able to repay and are currently in default under both our bank credit facility which matures in May 2006 and our subordinated notes which mature in May 2006. Any failure to repay the credit facility or the notes or in the alternative to secure a renewal or refinancing of the credit facility, would have a material adverse effect on our liquidity position and our ability to fund operations.” is hereby updated as follows:

We may not be able to repay both our bank credit facility which matures in July 2006 and our subordinated notes which matured in May 2006 and as to which we are currently in default. Any failure to repay the credit facility or the notes, or in the alternative to secure a renewal or refinancing of the credit facility, and to obtain an extension or other restructuring of the subordinated notes, would have a material adverse effect on our liquidity position and our ability to fund operations.

Our bank credit facility matures on July 15, 2006. Management believes that cash flow from operations may not be sufficient to repay our $3.0 million bank credit facility in full on such date. Additionally, we have defaulted on subordinated promissory notes payable to stockholders in an aggregate amount of $2.3 million which were due May 10, 2006. Management anticipates renewing the bank credit facility prior to its expiration date. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that its existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact agree to a renewal or that a replacement financing could be procured by us on favorable terms. Without the existing credit facility or a replacement, management also believes that our ability to fund working capital and support additional sales growth could be adversely affected.

We anticipate the successful negotiation of a maturity date extension or other restructuring of our subordinated debt with the holders of our subordinated debt. However, if we are unable to negotiate an extension or restructuring, or we are unable to repay the subordinated notes at the end of any extension period, there can be no assurance as to what adverse collection actions the subordinated noteholders might take, whether the noteholders would agree to an additional extension or restructuring and on what terms, and the impact such default might otherwise have on our other creditors and our financial condition.

(ii) Correction to Earnings Release

On May 5, 2006, the Company announced its first quarter financial results. In connection with the announcement, the Company reported a net loss per share of $0.15 for the period ended March 31, 2006. On or about May 10, 2006, the Company noted that while the narrative portion of its earnings release correctly referred to the net loss as $0.15 per share, as both basic and diluted earnings per share were the same, the schedules attached to the release contained errors. Specifically, the Company’s number of shares and earnings per share (reported as a net loss of $0.03 per share on 12,826,145 shares) on a diluted basis was not corrected to match the basic numbers and the disclosure in the text. The shares and earnings per share on a diluted basis should have been reported the same as basic, since due to the loss the potential common shares were anti-dilutive. This error was the result of a clerical oversight and had no impact on net income or cash flows as reported. The relevant portion of the schedule as corrected is set forth below:

	For the Quarter Ended
	March 31,
	2006	2005
BASIC EARNINGS (LOSS) PER SHARE	$(0.15)	$(0.93)
DILUTED EARNINGS (LOSS) PER SHARE	$(0.15)	$(0.93)
WEIGHTED AVERAGE SHARES OUTSTANDING
— Basic	2,891,556	2,631,786
— Diluted	2,891,556	2,631,786

Item 6. Exhibits.

Exhibit Number	Description
3.1.1	Amended and Restated Certificate of Incorporation and Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 16, 2005).

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 14, 2005).

3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on March 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 29, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 29, 2006).

10.1	Settlement Agreement dated December 28, 2005 by and between the parties to Case No. 05/601186, designated Integrated Tek Solutions, Inc. v. Computer Software Innovations, Inc., Nancy Hedrick, Joe E. Black, Thomas P. Clinton, Beverly Hawkins, William J. Buchanan, Alan Marrullier, The Geneva Companies, Inc., Capital Access Group LLC, Barron Partners LP, Liberty Capital LLC, Andrew Worden, Philip Seifert, Ned Gelband and Lee Haskins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2006).

10.2	Letter Agreement by and between the Company and Barron Partners LP dated January 9, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2006).

10.3	Indirect Channel Partner Agreement by and between the Company and Cisco Systems, Inc. dated January 9, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 11, 2006).

10.4	Letter Agreement by and between the Company and Barron Partners LP dated February 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).

10.5	Promissory Note by and between the Company and RBC Centura Bank dated February 10, 2006 (incorporated by reference to 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2006).

10.6	Commercial Security Agreement by and between the Company and RBC Centura Bank dated February 10, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 21, 2006).

10.7	Agreement to Provide Insurance by and between the Company and RBC Centura Bank dated February 10, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 21, 2006).

10.8	Form of Restricted Stock Agreement entered into by and between the Company and Anthony H. Sobel, Shaya Phillips and Thomas V. Butta dated February 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2006).

10.9	Letter Agreement by and between the Company and RBC Centura Bank dated February 23, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2006).

10.10	Letter of Engagement by and between Robert F. Steel and Kenneth A. Steel, Jr. dated February 27, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2006).

10.11	Form of Restricted Stock Agreement by and between the Company and Robert F. Steel and Kenneth A. Steel, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 7, 2006).

10.12	Letter Agreement by and between the Company and RBC Centura Bank dated May 12, 2006.

31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: May 15, 2006	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ David B. Dechant
David B Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Amended and Restated Certificate of Incorporation and Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 16, 2005).

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 14, 2005).

3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on March 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 29, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 29, 2006).

10.1	Settlement Agreement dated December 28, 2005 by and between the parties to Case No. 05/601186, designated Integrated Tek Solutions, Inc. v. Computer Software Innovations, Inc., Nancy Hedrick, Joe E. Black, Thomas P. Clinton, Beverly Hawkins, William J. Buchanan, Alan Marrullier, The Geneva Companies, Inc., Capital Access Group LLC, Barron Partners LP, Liberty Capital LLC, Andrew Worden, Philip Seifert, Ned Gelband and Lee Haskins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2006).

10.2	Letter Agreement by and between the Company and Barron Partners LP dated January 9, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2006).

10.3	Indirect Channel Partner Agreement by and between the Company and Cisco Systems, Inc. dated January 9, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 11, 2006).

10.4	Letter Agreement by and between the Company and Barron Partners LP dated February 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).

10.5	Promissory Note by and between the Company and RBC Centura Bank dated February 10, 2006 (incorporated by reference to 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2006).

10.6	Commercial Security Agreement by and between the Company and RBC Centura Bank dated February 10, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 21, 2006).

10.7	Agreement to Provide Insurance by and between the Company and RBC Centura Bank dated February 10, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 21, 2006).

10.8	Form of Restricted Stock Agreement entered into by and between the Company and Anthony H. Sobel, Shaya Phillips and Thomas V. Butta dated February 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2006).

10.9	Letter Agreement by and between the Company and RBC Centura Bank dated February 23, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2006).

10.10	Letter of Engagement by and between Robert F. Steel and Kenneth A. Steel, Jr. dated February 27, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2006).

10.11	Form of Restricted Stock Agreement by and between the Company and Robert F. Steel and Kenneth A. Steel, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 7, 2006).

10.12	Letter Agreement by and between the Company and RBC Centura Bank dated May 12, 2006.

31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.