Form 10QSB
period 2006-06-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2006-08-14
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 000-51758

COMPUTER SOFTWARE INNOVATIONS, INC.

(Name of Small Business Issuer as Specified in Its Charter)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,405,680 as of August 10, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUES
Software applications segment	$1,446,005	$1,142,039	$2,550,077	$2,128,788
Technology solutions segment	10,718,231	6,156,389	14,456,562	9,261,944

Net sales and service revenue	12,164,236	7,298,428	17,006,639	11,390,732
COST OF SALES
Software applications segment
Cost of sales excluding depreciation, amortization and capitalization	691,312	499,477	1,165,567	1,005,915
Depreciation	17,885	6,689	36,285	14,715
Amortization of capitalized software costs	207,751	121,049	358,760	254,672
Capitalization of software costs	(407,816)	(125,813)	(589,591)	(327,074)

Total software applications segment cost of sales	509,132	501,402	971,021	948,228

Technology solutions segment
Cost of sales excluding depreciation	9,251,524	4,250,616	12,106,832	6,729,104
Depreciation	28,469	8,539	50,069	17,834

Total technology solutions segment cost of sales	9,279,993	4,259,155	12,156,901	6,746,938

Total cost of sales	9,789,125	4,760,557	13,127,922	7,695,166

Gross profit	2,375,111	2,537,871	3,878,717	3,695,566
OPERATING EXPENSES
Salaries and wages and benefits (excluding stock-based compensation)	894,324	773,474	1,665,539	1,375,865
Stock based compensation	81,258	—	695,212	631,174
Reverse acquisition costs	—	—	—	759,283
Professional and legal compliance and litigation costs	86,034	220,303	430,888	220,303
Marketing costs	59,952	—	149,856	—
Travel and mobile costs	149,815	90,168	232,260	152,394
Depreciation	41,513	14,772	76,624	27,451
Other selling, general and administrative expenses	210,051	183,337	303,588	323,568

Total operating expenses	1,522,947	1,282,054	3,553,967	3,490,038

Operating income	852,164	1,255,817	324,750	205,528
OTHER INCOME (EXPENSE)
Interest income	819	—	3,000	6,023
Interest expense	(96,592)	(77,198)	(188,977)	(90,202)
Amortization of loan fees	—	—	(17,458)	(24,442)
Gain (loss) on disposal of property and equipment	—	—	—	100
Unrealized loss on warrants	—	(108,267)	—	(3,193,188)

Net other income (expense)	(95,773)	(185,465)	(203,435)	(3,301,709)

Income (loss) before income taxes	756,391	1,070,352	121,315	(3,096,181)
INCOME TAX EXPENSE (BENEFIT)	248,567	481,762	43,023	(1,235,328)

NET INCOME (LOSS)	507,824	588,590	78,292	(1,860,853)

BASIC EARNINGS (LOSS) PER SHARE	$0.15	$0.22	$0.03	$(0.71)

DILUTED EARNINGS (LOSS) PER SHARE	$0.05	$0.05	$0.01	$(0.71)

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	3,340,004	2,631,786	3,119,657	2,631,786

– Diluted	11,362,728	12,474,658	11,262,792	2,631,786

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	334,310	$—
Accounts receivable, net	9,726,406	5,891,950
Inventories	15,197	—
Prepaid expenses	97,700	70,962
Taxes receivable	272,532	192,918

Total current assets	10,446,145	6,155,830

PROPERTY AND EQUIPMENT, net	718,671	411,835

COMPUTER SOFTWARE COSTS, net	1,254,485	983,654

OTHER ASSETS	55,737	22,475

	$12,475,038	$7,573,794

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,822,768	$2,349,785
Deferred revenue	2,530,429	1,498,418
Deferred tax liability	415,082	298,764
Bank line of credit	1,842,000	1,701,000
Current portion of note payable	100,000	—
Subordinated notes payable to shareholders	2,250,400	2,250,400

Total current liabilities	11,960,679	8,098,367

NOTE PAYABLE, less current portion	265,428	—

	12,226,107	8,098,367

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value; 40,000,000 shares authorized; 3,369,030 shares issued and outstanding	3,369	2,632
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 7,012,736 shares issued and outstanding	7,013	7,218
Additional paid-in capital	6,005,049	5,111,736
Retained earnings (deficit)	(5,567,867)	(5,646,159)
Unearned stock compensation	(198,633)	—

Total shareholders’ equity (deficit)	248,931	(524,573)

	$12,475,038	$7,573,794

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Stock Compensation	Total
Balances at December 31, 2005	$2,632	$7,218	$5,111,736	$(5,646,159)	$—	$(524,573)
Barron’s conversion of preferred stock into common stock	205	(205)	—	—	—	—
Stock based compensation	532	—	893,313	—	(198,633)	695,212
Net income for six months ended June 30, 2006	—	—	—	78,292	—	78,292

Balances at June 30, 2006	$3,369	$7,013	$6,005,049	$(5,567,867)	$(198,633)	$248,931

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2006	June 30, 2005
OPERATING ACTIVITIES
Net income (loss)	$78,292	$(1,860,853)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation and amortization	539,196	314,672
Stock compensation expense, net	695,212	631,174
Deferred income taxes	116,318	(1,209,508)
Gain on disposal of fixed assets	—	(100)
Unrealized loss on financial instrument	—	3,193,188
Changes in deferred and accrued amounts
Accounts receivable	(3,834,456)	(3,465,393)
Inventories	(15,197)	(168,729)
Prepaid expenses and other assets	(44,196)	(28,043)
Accounts payable	2,472,983	810,892
Deferred revenue	1,032,011	885,947
Taxes payable (receivable)	(79,614)	(325,054)

Net cash provided by (used for) operating activities	960,549	(1,221,807)

INVESTING ACTIVITIES
Purchase of property and equipment	(469,814)	(93,278)
Capitalization of computer software	(589,591)	(327,074)
Purchase of computer software	(40,000)	—
Trademarks	(33,262)	—

Net cash used for investing activities	(1,132,667)	(420,352)

FINANCING ACTIVITIES
Net borrowings under line of credit	141,000	1,051,000
Borrowings under note payable	400,000	—
Repayments of note payable	(34,572)	—
Payment of debt issuance costs	—	(83,800)
Proceeds from notes payable to shareholders	—	1,875,200
Repayments under notes payable to shareholders	—	(1,500,000)
Dividends paid	—	(3,460,000)
Redemption of stock options	—	(899,144)
Purchase of VerticalBuyer shell	—	(415,024)
Payments for purchase of stock from shareholders	—	(3,624,800)
Proceeds from issuance of preferred stock and related warrants	—	5,042,250

Net cash provided by (used for) financing activities	506,428	(2,014,318)

Net increase (decrease) in cash and cash equivalents	334,310	(3,656,477)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	3,656,477

CASH AND CASH EQUIVALENTS, END OF PERIOD	$334,310	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$304,554	$12,512
Income Taxes	$6,318	$308,500

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Description of business and disclosure regarding segments

Computer Software Innovations, Inc. (“CSI,” “Company,” “we” or “us”) develops software and provides hardware-based technology solutions. We monitor our business results as two segments, the software applications segment and the technology solutions segment, but operate the business collectively, taking advantage of cross-selling and integration opportunities. By strategically combining our internally developed software with our ability to integrate computer and other hardware, we have been successful in providing a variety of technological solutions to over 400 clients located in South Carolina, North Carolina and Georgia. We are pursuing a national presence with a primary, initial focus on the southeast region of the United States. Our client base consists primarily of municipalities, school districts and local governments, although we continue to expand the products and services we can provide to corporate and other non-governmental entities.

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

Our technology solutions are provided to more than 200 organizations. These solutions include, among other capabilities, planning, installation and management of computer, telephone, wireless, video conference, security monitoring and distance and classroom learning projects. The technology solutions segment also provides subsequent support, monitoring and maintenance of equipment and systems. We have established associations with some of the largest vendors in the industry and others whom we believe offer innovative products. The results of operations related to our technology solutions, including an allocation of overheads, are reported under technology solutions segment.

Organization

CSI (formerly VerticalBuyer, Inc.), a Delaware corporation, was incorporated on September 24, 1999. The Company currently trades in the over the counter market and is reported on the OTC Bulletin Board under the symbol “CSWI.OB.”

In the first quarter of 2005, we concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation since 1989 (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into us, our issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer.”

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

Basis of presentation

The consolidated financial statements include the accounts of Computer Software Innovations, Inc., and CSI Technology Resources, Inc., a wholly-owned subsidiary. CSI Technology Resources, Inc. was acquired by CSI on May 1, 2000 and became the technology services division of CSI through which its activities were reported for approximately one year. This subsidiary no longer has any significant operations or separate accounting, as all activities are now accounted for within CSI, except that certain vendor contracts are still in the name of CSI Technology Resources, Inc. At a future date, the name on these contracts may be converted and the subsidiary deactivated, subject to a review of any tax or legal implications. The consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows are unaudited. Intercompany balances and transactions have been eliminated. The Company uses the accrual basis of accounting. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent annual report on Form 10-KSB.

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding during the period. The weighted average number of common stock shares outstanding was 3,340,004 and 2,631,786 for the quarters ended June 30, 2006 and 2005. The weighted average number of common and potential common shares outstanding for the quarter ended June 30, 2006 was 11,362,728 (consisting of 3,340,004 shares outstanding and shares underlying the preferred stock, warrants and options of 7,012,736, 760,105, and 249,883, respectively) and 11,262,792 for the six months ended June 30, 2006 (consisting of 3,119,657 shares outstanding and shares underlying the preferred stock, warrants and options of 7,085,361, 807,584, and 250,190, respectively). The shares underlying the outstanding warrants and options of 7,217,736 and 268,343, respectively, were outstanding for the quarter and the six months ended June 30, 2006 and are reduced by application of the treasury stock method which assumes the proceeds from the exercise of the warrants and options are used to buy back shares off the market thereby reducing the number of outstanding shares for the earnings per share calculation. The weighted average number of common and potential common shares outstanding for the quarter ended June 30, 2005 was 12,474,658 (consisting of 2,631,786 shares outstanding and shares underlying preferred stock, warrants and options of 7,217,736, 2,369,361, and 255,775, respectively) and 12,379,346 for the six months ended June 30, 2005 (consisting of 2,631,786 shares outstanding and shares underlying the preferred stock, warrants and options of 7,217,736, 2,274,294, and 255,530, respectively). The shares underlying the outstanding warrants and options of 7,217,736 and 268,343, respectively, were assumed outstanding for the quarter ended and six months ended June 30, 2005 and are reduced by application of the treasury stock method. Generally accepted accounting principles (“GAAP”) require that in the case of thinly traded stock, management assess, among other factors, whether the market quoted price is representative of the price which would be effective were all shares issued in connection with various transactions, which would include the issuance of significant additional shares in dilutive transactions. Following consultation with accounting and valuation experts and applying the principle of conservatism, which is a basis of the dilution calculation under GAAP, management uses the higher of a cashflow based stock value computation based on comparisons to peer public companies, or the quoted market price, on a weighted average basis, for the repurchase of shares in the diluted earnings per share calculation. Once management, in consultation with its accounting and financial experts considers the stock no longer thinly traded, management will use the quoted market price exclusively.

The common and potential common shares are used in the calculation of diluted earnings per share for the quarter and six months ended June 30, 2006. For the quarter ended June 30, 2005, the potential common shares were used in the calculation of diluted earnings per share, while for the six months end June 30, 2005 they were not, as their effect would have been anti-dilutive due to the net loss reported for that period.

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

Following the merger, the former majority shareholders of CSI – South Carolina as a group held 96% of the voting stock of the Company, occupied two of five board seats with the remaining three seats being filled by independent directors, and retained senior management positions of the combined company. Preferred stock issued subsequent to the merger sold to assist with the payment for shares and dividends payable to the CSI – South Carolina shareholders, cannot be converted to common stock in excess of 4.9% ownership, except in the event of a change in control, defined as (i) a consolidation or merger of our company with or into another company or entity in which we are not the surviving entity, or (ii) the sale of all or substantially all of the assets of our company to another company or entity not controlled by our then existing stockholders in a transaction or series of transactions. We are obligated to give Barron (or any subsequent holder of preferred stock) thirty days notice prior to a change in control. In addition, the preferred stock has no voting rights (except under limited circumstances under Delaware law) and generally no provisions granting rights with respect to governance of the Company. Accordingly, under SFAS No. 141 the merger of CSI – South Carolina into us was considered to be a reverse acquisition, where by CSI – South Carolina is considered to be the acquirer even though it is not the surviving corporation. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. The assets and liabilities of VerticalBuyer would have been recorded at fair value, but no assets or liabilities existed at the time of acquisition; therefore no goodwill is recorded. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition are expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and our activities (activities of VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI - South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

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

The Barron note provides that CSI will pay to Barron $1,875,200, with interest accruing at the prime rate plus two percent (10.25% as of June 30, 2006). Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full. The amount outstanding under this note totaled $1,125,200 at June 30, 2006.

The aggregate principal sum borrowed under the notes payable by CSI to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount, the terms of the notes are substantially identical to the note payable to Barron. Amounts outstanding under these notes totaled $1,125,200 at June 30, 2006.

The principal on these notes was to be paid in full on or before May 10, 2006. In consultation with its board of directors, senior debt holders, and the holders of these notes, the Company determined it was not in the best interest of all parties to pay these notes at maturity; accordingly, the Company’s interest cost on the notes has increased to 15% per annum. See “Item 2. Management’s Discussion and Analysis or Plan of Operation” under “Credit Arrangements” for a further discussion of the subordinated notes. From discussions with the holders of the subordinated notes, we anticipate that they will continue to cooperate with the Company in formulating a new repayment schedule, later payment date or some other resolution. Such notes are also subordinated to our senior debt, and we believe the ability of the subordinated debt holders to have direct recourse against the Company is currently limited. However, the holders of the subordinated notes may take actions that could adversely affect the Company, including taking legal or other adverse collection actions against the Company, or acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. We have received a waiver from our bank for any potential default which might have been triggered by our decision not to pay the subordinated notes on their due date.

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

NOTE 4 – STOCK-BASED COMPENSATION AND SUBSEQUENT EVENT

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan, as of June 30, 2006. The Company accounts for stock based compensation using the fair value method prescribed in SFAS No. 123 (revised 2004), “Share-Based Payment,” and related interpretations. The Company utilizes the Black-Scholes model to estimate the fair value of the shares granted.

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

On March 2, 2006, the Company entered into a Letter of Engagement dated February 27, 2006 and individual restricted stock agreements with Robert F. Steel and Kenneth A. Steel, Jr. (the “Consultants”). The purpose of the agreements was to formally set forth the terms and conditions under which the Consultants have been providing and will continue to provide consulting services to the Company through February 10, 2008. Under the terms of the Letter of Engagement, the Consultants are to advise the Company on the development and implementation of strategic business plans, to assist management in developing marketing and growth strategies, and to assist management in seeking out and analyzing potential acquisition opportunities. The agreement requires the Consultants to provide such consulting services until February 10, 2008. In return, the Company agreed to issue 172,367 shares of its common stock to each of the Consultants. The stock awards were granted pursuant to the Company’s 2005 Incentive Compensation Plan. The Company will also reimburse the Consultants for reasonable travel and other expenses incurred by the Consultants in furtherance of the objectives of the agreements. The agreements contain customary confidentiality and non-competition provisions. The agreements also require the Consultants, if they are terminated for cause prior to the earlier to occur of February 28, 2007 or a change in control of the Company, to return one-third of the Stock Awards at the time of termination.

In addition, on June 20, 2006, the Board elected Jeffery A. Bryson to fill the vacancy on the Board created by the February 22, 2006 resignation of Mr. Butta. Mr. Bryson serves on the Company’s Audit and Compensation Committees and he is Chairman of the Audit Committee. In connection with his election to the Board of Directors on June 20, 2006, the Board approved the award to Mr. Bryson of 23,350 shares of common stock under the Company’s 2005 Incentive Compensation Plan. Such shares are registered pursuant to the Company’s Form S-8 registration statement filed with the Securities and Exchange Commission on January 27, 2006. Under the terms of the award, 11,675 shares vested immediately upon Mr. Bryson’s election to the Board and the remaining shares will vest at the conclusion of the 2007 Annual Meeting of Stockholders of the Company if Mr. Bryson is reelected to the Board for a successive term at such meeting.

Total stock compensation issued in 2006 was $893,845, of which $613,954 was recorded in the first quarter 2006 upon issuing of the stock awards following the reaching of a definitive agreement as to the terms of compensation for the services performed to date and to be performed, and $81,258 was earned in second quarter 2006, leaving $198,633 as unearned stock compensation at June 30, 2006.

On July 10, 2006, the Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with Alliance Advisors, LLC (“Alliance”). The purpose of the Agreement is for Alliance to assist the Company in the development of the Company’s investor relations and corporate communications program. Under the terms of the Agreement, Alliance will assist the Company for a period of twelve months in developing and implementing an investor relations and corporate communications strategy. In exchange for Alliance’s services, the Company will pay Alliance $6,500 a month in cash for the first six months of the Agreement. At the end of six months, either party to the Agreement will have the option of terminating the Agreement. If the Agreement continues for an additional six months, then the monthly payment will increase to $7,250. In addition to the cash compensation just described, the Company issued to Alliance sixty thousand (60,000) shares of restricted common stock in the third quarter of 2006. If Alliance does not complete the full one-year term of the Agreement, a pro rata portion of fifty-four thousand (54,000) shares must be returned to the Company. In addition to the cash compensation, it is anticipated that the Company will record non-cash stock-based compensation of approximately $40,000 per quarter over the subsequent four quarters related to this agreement.

NOTE 5 – LONG-TERM AND SHORT-TERM DEBT AND OFF-BALANCE SHEET INSTRUMENTS

On February 14, 2006, the Company entered into an agreement with RBC Centura Bank (“RBC”) for a 42 month term loan of $400,000 at a fixed interest rate 7.5% per annum. The facility is collateralized by substantially all of the assets of the Company. The purpose of the loan was to finance capital expenditures long term and improve its availability under its bank credit facility for working capital purposes. Upon any default by the Company on the promissory note, the bank may accrue interest on the promissory note at a rate of 18% per annum, subject to any maximum rate imposed by applicable law. Further, upon default by the Company, the bank may declare the entire unpaid principal balance on the promissory note and all accrued unpaid interest on the promissory note immediately due. For the quarter ended June 30, 2006, the Company paid $9,609 of interest and $26,327 of principal on the loan. The Company paid $12,130 of interest and $34,572 of principal on the loan for the six months ended June 30, 2006.

On March 17, 2005, CSI entered into a revolving credit facility with RBC. Fees for the transaction were $83,800. The facility allows the Company to borrow up to 80% of accounts receivable balances. The total balance borrowed may not exceed the facility limit. Outstanding amounts under the facility bear interest at Libor rate plus 0.275% (7.86% at June 30, 2006), payable monthly and originally matured on May 1, 2006. The maturity date was extended several times. Most recently, on July 14, 2006, the Company and RBC Centura Bank executed a modification agreement extending the maturity date of the facility from July 15, 2006 to July 15, 2007. The modification agreement increased the principal amount of the facility from the original $3.0 million to $3.5 million. The reason for the increase in principal was to support increasing working capital requirements of the Company. Please see “Item 2.Management’s Discussion and Analysis or Plan of Operation” under “Credit Arrangements” for further discussion of the revolving credit facility.

The facility is collateralized by substantially all the assets of the Company. Immediately upon entering into the loan agreement, the Company borrowed $1,500,000, which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. There was $1,842,000 outstanding and $1,658,000 available under the facility as of June 30, 2006. Under the facility, CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of a debt to EBITDA (“Earnings Before Interest Taxes, Depreciation and Amortization” a non-GAAP, financial measure which takes GAAP net income and adds back in interest, taxes, depreciation and amortization), as defined, ratio of not more than 2.5:1 measured as of fiscal year end; a debt service coverage of 1.2:1.0 as measured at fiscal year end (EBITDA, as defined, divided by current maturities of long-term debt plus interest payments); EBITDA, as defined, of not less than $2,000,000 by year-end 2005; and a minimum tangible net worth, as defined, of $1,500,000 including subordinated debt by year-end 2005. Pursuant to our agreements with the bank, upon an event of default, it may accelerate and require the repayment of all amounts under the credit facility. It may also decline to make further advance. As of June 30, 2006, management believes the Company is in compliance with all such covenants.

The Company also has subordinated notes payable to shareholders related to the reverse merger (See Note 3).

As of June 30, 2006, for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments.

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

Warrants

As a result of the registration rights agreement containing a clause whereby liquidated damages were payable in cash, the Company was required to follow EITF 00-19. In light of the required accounting treatment under EITF 00-19, the amount of proceeds allocated to the issuance of warrants ($5,035,032, representing all the proceeds with the exception of the $7,218 par value allocated to preferred stock) was recorded as a liability as of the date of the transaction. In addition, the difference between the amount allocated to the issuance of warrants and the fair market value of the warrants based on the Black-

Scholes valuation method at reporting dates was recorded in the statement of operations as an unrealized gain (loss) on financial instrument-warrant liability and as an adjustment to the financial instrument-warrant liability on the Company’s balance sheet, to restate the warrants to fair market value as of that date. In each period up to November 7, 2005, the date of the amendment to the registration rights agreement, whereby the cash liquidated damages provision was converted to damages payable by the issuance of a set number of preferred shares, the financial instrument was marked to market and changes in the value were recorded as adjustments in the statement of operations.

It was not the intent of either CSI or Barron that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock and warrant issuance being recorded as a liability rather than equity. In response, on November 7, 2005, CSI and Barron entered into an amendment to the Registration Rights Agreement that eliminated cash liquidated damages and replaced them with liquidated damages in the form of additional shares of Series A Convertible Preferred Stock. Pursuant to the amendment, 2,472 shares of preferred stock will be issued to Barron for each day when liquidated damages are triggered until February 11, 2007, when this damages agreement expires. The maximum number of shares that could be issued was 561,144 as of June 30, 2006. Because the amendment to the Registration Rights Agreement changes the liquidated damages penalty from settlement in cash to settlement in a set number of shares which is unaffected by changes in the share market price, in accordance with EITF 00-19, as of the amendment date, the fair value of the warrants was reclassified from a liability to permanent equity as additional paid-in capital. The fair value at that date, based on the Black-Scholes valuation method, was $5,449,392. The difference between this fair value and the amount allocated to the warrants at issuance ($5,035,032) totaling $414,360 was recorded as an unrealized loss on warrants to purchase common stock in the accompanying statement of operations for the year ended December 31, 2005. Please see the table below for the complete fluctuations of gains and losses associated with the warrants in 2005.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases certain facilities and equipment under various operating leases. At June 30, 2006, future minimum lease payments under non-cancelable leases were:

2006	$67,344
2007	134,688
2008	138,432
2009	143,433
2010	146,556
Thereafter	36,795

Total	$667,248

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

The total of Segment assets for all segments is equal to Total Assets as reported in our Consolidated Balance Sheets. The Company allocates shared assets related to liquidity (e.g. cash, accounts receivable and inventory) based on each segment’s percent of revenues to total consolidated revenues. Capitalized computer software costs are allocated to the software segment. Fixed assets, net, are allocated on the same basis as operating expenses (or by time spent on each segment, as discussed above), since support equipment usage is generally tied to time utilized. All other assets are generally allocated on the same basis.

The following tables summarize information about segment profit and loss for the quarters and six months periods ended June 30, 2006 and 2005 and assets allocated to segments as of June 30, 2006 and 2005.

	Software Applications	Technology Solutions	Total Company
Quarter ended June 30, 2006:
Net sales and service revenue	$1,446,005	$10,718,231	$12,164,236
Gross profit	936,873	1,438,238	2,375,111
Segment income	340,385	679,071	(*)
Segment assets	3,368,260	9,106,778	12,475,038

Quarter ended June 30, 2005:
Net sales and service revenue	$1,142,039	$6,156,389	$7,298,428
Gross profit	640,637	1,897,234	2,537,871
Segment income	145,768	1,130,352	(*)
Segment assets	2,464,276	5,951,094	8,415,370

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2006:
Net sales and service revenue	$2,550,077	$14,456,562	$17,006,639
Gross profit	1,579,056	2,299,661	3,878,717
Segment income	510,795	940,055	(*)
Segment assets	3,252,626	8,881,307	12,133,933

Six months ended June 30, 2005:
Net sales and service revenue	$2,128,788	$9,261,944	$11,390,732
Gross profit	1,180,560	2,515,006	3,695,566
Segment income	343,257	1,520,797	(*)
Segment assets	2,464,276	5,951,094	8,415,370

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Quarter Ended
	June 30, 2006	June 30, 2005
Segment income:
Software applications segment	$340,385	$145,768
Technology solutions segment	679,071	1,330,352

TOTAL SEGMENT INCOME	1,019,456	1,476,120
Less: Merger and compliance costs
Stock based compensation	(81,258)	—
Professional and legal compliance and litigation related costs	(86,034)	(220,303)

OPERATING INCOME Per consolidated Statements of Operations	$852,164	$1,255,817

	Six Months Ended
	June 30, 2006	June 30, 2005
Segment income:
Software applications segment	$510,795	$343,257
Technology solutions segment	940,055	1,520,797

TOTAL SEGMENT INCOME	1,450,850	1,864,054
Less: Merger and compliance related costs
Stock based compensation	(695,212)	(631,174)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	—	(47,766)
Reverse acquisition costs	—	(759,283)
Professional and legal compliance costs	(430,888)	(220,303)

OPERATING INCOME Per Statement of Operations	$324,750	$205,528

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

Due to the time required to source, attract, negotiate and hire personnel with the necessary experience, we remained for several months without sufficient public reporting or technical expertise to resolve non-routine or complex accounting matters and public reporting requirements such as we encountered in the merger. On May 6, 2005 we hired a chief financial officer with prior public reporting experience who is accustomed to dealing with more complex accounting matters. Deficiencies, which constituted a material weakness, arose as a result of the delay in hiring our CFO and our general shortage of experienced internal technical personnel and resulted in our filing of extensions and amendments of certain quarterly reports during the fiscal year ended 2005. The amendments included the reclassification of certain costs including salaries and capitalized software costs from selling, general and administrative expenses to cost of sales, and the reclassification of proceeds and recording of gains and losses related to our issuance of preferred stock and warrants. All necessary adjustments to 2005 financial results were made to the financial information contained herein.

The adjustments were identified primarily as a result of our CFO’s reviews in connection with correspondence related to our filing of a Form SB-2 registration Statement on March 28, 2005 and our subsequent filing of a second, replacement Form SB-2 on November 21, 2005 (the “Form SB-2”), and in review of generally accepted accounting principles (“GAAP”) and information in other Company filings, by our CFO and external auditors in consultation with our Audit Committee. The significant deficiency in our controls related to financial reporting was determined to exist on August 16, 2005, at which time the CFO in consultation with the CEO and the audit committee of the board of directors determined that the Company, following its inception of reporting as a public company and hiring of its first CFO with SEC reporting experience, still lacked sufficient internal resources to insure compliance with new emerging issues, or to fully review its compliance in all areas of financial disclosure on a timely basis.

To address this deficiency, in January 2006, we hired an additional staff person with public accounting and reporting experience and established a relationship with outside accounting experts to support management in their review, interpretation and implementation of new disclosures and significant changes in accounting and regulatory reporting requirements.

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

We have moved forward with our initial work surrounding the implementation of the Sarbanes-Oxley Act. This has included an assessment of risk in financial reporting and the creation of a documentation and evaluation framework for a significant portion of our business, under consultation with an independent public accounting firm. We have budgeted $200,000 for compliance work by external parties related to the Sarbanes-Oxley Act for the fiscal year 2006 and to thereafter complete a portion of testing. In the first six months we spent approximately $100,000 on external resources to support this initial effort. We plan to use the established framework to perform much of the documentation and initial evaluation effort with internal staff over the next quarter or two to minimize our costs, while still moving forward in our effort to improve our internal controls work, and to avoid additional third-party costs while we monitor the SEC’s reaction to the recommendations of the Advisory Committee. In the second quarter we used internal staff and an intern resource to continue our Sarbanes – Oxley compliance work. We will likely use some external resources in the third and fourth quarters. At this time, we plan to stay within our budget in 2006 for this work.

Establishment of a Telesales Department

We intend to utilize telesales as a method of marketing our lower price point (considered by us to be fundable at the school level) standards based lesson planning software. We also believe telesales will be beneficial in promoting and providing leads for potential sales of our other products. We have not previously had a formal telesales department, and while we had engaged a consultant with significant experience in this area to help with the effort, the establishment of this area will entail some up front investment. We plan to use existing personnel to manage the telesales department, but intend to initially hire two or three additional employees to focus primarily on telesales. We also expect the telesales department to assist in the identification and qualifying of additional sales opportunities for the fund accounting software. We expect, but cannot guarantee, that these efforts will generate sufficient revenues to avoid any negative impact on profitability. We hired one individual in the first quarter of 2006 who has had some success generating leads for our fund accounting software and hired an additional person in the second quarter to identify additional opportunities for fund accounting in support of our geographic expansion efforts. We will likely hire additional sales and support staff as we identify geographic territories with good potential. We also hired an individual with both sales and classroom experience to support our standards based lesson planner in the second quarter of 2006. This individual will likely generate leads by phone, but also participate in other marketing and sales efforts including product demonstrations both via the internet and by visit to client sites.

Software Modifications Required by Geographic Expansion

We have achieved the most significant penetration in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. To do so, we may also have to modify our existing fund accounting programs to accommodate differences in state laws, regulations and taxation. We anticipate needing to make additional investment in software development to accomplish this. However, we plan to make the changes when we have firm orders in an area in an attempt to maximize and achieve a return on investment as quickly as possible. As we are currently converting our programs to the Microsoft .Net programming and SQL database language, but do not yet have all modules ready for release, some of these changes may be required in both our current and .Net platforms until 2007, when we anticipate all modules will be converted. The costs of such changes may offset the positive impact from expanding our geographic reach in 2006.

Conversion of our Accounting+Plus software to Microsoft .Net Programming and SQL Database Language

We have already completed the conversion of the majority of our core accounting modules. The completed modules are in formal beta installations; however, the changes we are having to make as a result of the formal beta use have been limited, and we are prepared to install the completed modules in any entities which do not have an immediate need for other integrated modules not yet converted. In addition, the completed modules have the functionality necessary to handle school activity funds, such as student clubs, organizations and athletics. Many school activity personnel use packages independent of the school’s accounting packages, which may be cumbersome, or lack functionality. Accordingly, we are beginning to look for sales opportunities of the completed modules now, marketed as our “School Activity” solution. And if the school later adopts our full accounting suite, the process of integration will be relatively seamless. We anticipate completing additional modules in 2006, and as previously noted under “Software Modifications Required by Geographic Expansion” above, we anticipate completing the remaining modules throughout 2007.

Maintaining Margins

In 2005, we continued to experience a significant increase in IP telephony sales, historically one of our higher margin product lines in the technology segment. Among these transactions were continued sales of IP Telephony products to one of our largest customers (Greenville County Schools) which encompasses all schools in a fairly large school district. IP Telephony sales increased sales to that customer to 14% of our revenues in 2005, and represented more than 90% of the revenues from this customer in that year. The challenge going forward will be to match large opportunities or increase the number of smaller opportunities. We have increased and reorganized our sales force in an effort to increase the probability of achieving consistent and increasing performance in this product niche in future periods. To date in 2006 IP Telephony hardware sales have held steady, but in general and in engineering services have not experienced the significant growth of the past year.

In the first half of 2006, we experienced a significant increase in sales of interactive whiteboard solutions and to a lesser degree the amount we charge for related engineering services. Both product lines, IP Telephony and interactive whiteboard solutions, have become subject to increased competition as more product manufacturers have recognized product potential and have entered these markets. Our challenge going forward is to continue to search for new and innovative, and initially higher margin, products to augment those that become mature, as well as continuing our focus on higher margin engineering services and software. While we cannot predict success in achieving these goals, we have taken and are taking actions to do so, including expanding our geographic reach, increasing the size of and reorganizing our sales force to focus on more products backed by product specialists, adding telemarketing efforts, improving our sales tools, and identifying additional product and service areas. We are focused on increasing margins, but ultimately we are looking to increase profits by leveraging existing and an increasing number of customer relationships and taking advantage of cross-sell opportunities with a variety of products and services. We will focus primarily on those customers for which we can provide ongoing support and higher margin integration and other engineering services.

Continued Improvement of Support Solutions

Historically, our software applications segment has been the most effective in providing support solutions. Going forward, we are increasing the level of support offerings available through our technology solutions segment from primarily warranty-based services to include additional support offerings. Such offerings may include additional telephone-based troubleshooting and support, real time monitoring and other proactive service offerings and guaranteed response times for customer needs. We have begun introducing additional services, including support for our interactive whiteboard solutions; however, increases in revenues have not yet exceeded our investment in this area. See further discussion below.

Investment in Support and Telesales Efforts

Over the next year we will be making an investment (estimated to be as much as $500,000, of which less than $100,000 was spent in the first six months of 2006), consisting primarily of increased salaries and wages to support the additional technical support services and telesales efforts. Based on our past experience with prospecting and technical support agreements, we expect the additional revenue generated from the sales of technical support contracts and additional sales opportunities uncovered by telesales efforts for the fund accounting software and the new curriculator™ – standards based lesson planner software will be sufficient to offset our investment within approximately one year, but we can give no assurances such additional services will be profitable collectively, particularly in the short-term. In addition, effective January 1, 2006 we reorganized our sales force. Previously, our primary sales personnel were assigned to either sell products in our software applications segment or in our technology solutions segment, but not both. We had potentially two persons, a software specialist and a technology specialist, calling on every organization, many times talking to different people within the same organization, and no opportunity for a single salesperson to be in touch with all of the needs of the organization. Due to an increase in the experience and quality of our sales personnel, and our ongoing efforts to educate them about our product offerings, our sales personnel are now able to maximize their contacts by discussing both software and technology in each visit to the customer. As a result, we have been able to reduce the size of salespersons’ territories and allow them to reduce drive time, freeing them up to make more calls, sell across a broader range of solutions and identify additional opportunities. We back the sales personnel with product specialists and engineering support as necessary. We believe this realignment has improved the effectiveness of our sales force and will translate into deeper customer penetration and relationships. We anticipate greater sales and reduced costs per salesperson over time as more opportunities are identified and closed; however, we are unable to estimate the financial impact of these changes.

Expanded Market Opportunities

With the acquisition and web development of the curriculator™ – standards based lesson planner product, the Company is now positioned with a product offering that provides a link between school administration and the classroom. Principals, in addition to monitoring their financial condition using our fund accounting software in their administrative role, are also able to track the progress of teaching against state standards using the curriculator™ product. Lesson plans can now be reviewed, monitored and commented on electronically for content coverage and resource usage. The curriculator™ product provides a link between the administrative oversight function and the technology solutions we provide for the classroom, including our interactive white board offering. We plan to capitalize on these cross-selling opportunities. In addition to increasing our cross selling opportunities, the curriculator™ product puts us in a position to feasibly consider acquisitions that may be in the classroom content or curriculum results reporting market space. However, we cannot predict the financial impact, if any, this link will create. Any acquisition we would make in the expanded market space would require us to identify and retain product experts in the acquired entity, as we do not currently have significant expertise in the content or curriculum-related market spaces. In the first quarter, we experienced a significant increase in interest in our curriculator™ product, and completed a few additional installations. Although we are hopeful this product will become a significant revenue generator over the long-term, we did not experience a significant impact on revenues in the first half of this year.

Re-branding

In the process of moving toward a national presence, we have established a new brand for CSI: CSI Technology Outfitters Computers. Software. Innovations. We have noted that in some cases software customers have not been aware of the breadth of our technology offerings, while technology customers have not been aware of the extent of our software offerings. While at this time we do not plan to change our corporate name, “Computer Software Innovations, Inc.,” we believe a reemphasis of the term Computers, following it with a period (“.”) distinguishes the technology portion of our business from the software offerings. We have trademarked “Technology Outfitters” to connote our ability to outfit organizations with which we work for a variety of environments. We are redesigning our website to match this theme and are creating a brochure which presents a wider range of offerings, which can be communicated quickly in summary form. We believe these efforts will increase the recognition and value of the CSI name over time and enhance our presence as a preferred provider in our markets. We spent approximately $150,000 on marketing, including our re-branding efforts, in the first six months of 2006 compared to approximately $12,000 in the first six months of 2005.

Developing Customer Relationships in New Regions

As we move forward with our growth strategy, we anticipate expanding into new geographic regions. We have achieved the most significant penetration in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. While expanding geographic markets provides a good opportunity to extend existing customer bases and increase revenue, breaking into a new market can prove difficult. There are several obstacles to successfully entering new geographic markets, including limited market knowledge or relationships, little brand awareness, and no established presence or regional client references. Initial penetration will be slow but should accelerate over time. While we have a sales and marketing strategy to address these obstacles, there is no exact manner to predict how much time the customer relationships will take to build and the rate at which new market penetration can be accomplished.

To support the expansion process we plan to hire additional sales personnel to help penetrate new geographic regions, which could represent a $200,000 to $300,000 investment and could potentially be made before year end 2006. While management believes this is a prudent investment which should result in significant long-term increases in revenue, there may be a short-term negative impact on earnings initially. Due to the length of our typical software sales closing cycle, six to twelve months, and the varying size of deals, we cannot predict the time to recovery on this investment.

Challenges to Technology and Software Budgets

While federal, state and local funding was slightly decreased in 2006 over 2005, and technology and software budgets have been challenged during the last few years, we have sensed a steady improvement in the discretionary funds that are available to our potential clients. These discretionary funds coupled with our clients desire to utilize those funds to improve or implement technology and software tools into their individual environments have provided for growth of our business. We acknowledge that changes in funding could improve or strain technology budgets even further.

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

At this time, we do not anticipate incurring any further litigation or reverse merger costs. We expect the costs of registering Barron’s shares in 2006 will be substantially reduced from that which was incurred in 2005. Also, we do not expect to incur any costs related to option redemptions, except potentially in connection with an acquisition to grow our business. As discussed above, we do expect to incur some costs to implement the Sarbanes-Oxley Act legislation. As of June 30, 2006, we had incurred approximately $100,000 related to Sarbanes-Oxley work. As a result of the related changes noted, we estimate our ongoing professional and legal fees to aggregate approximately $600,000 for the 2006 fiscal year, of which approximately $430,000 was incurred in the first six months of 2006.

Also in connection with becoming a public company, we recruited independent, non-employee directors. We also engaged consultants to assist us with strategic planning and acquisitions. Definitive agreements were reached regarding the independent directors and consultants compensation in the first and second quarters of 2006. The Compensation Committee of the Board of Directors board approved stock awards, granting the non-employee directors and consultants approximately 500,000 shares. Accordingly, we recorded non-cash expense for directors’ and consultants’ fees in the first six months of 2006 totaling approximately $695,000. See Note 4 to our interim financial statements, “Stock Based Compensation,” for further discussion.

Warrant accounting

In the first six months of 2006, we experienced a significant increase in net income driven by the recording of warrant losses of more than $3 million dollars in the first and second quarters of 2005, which did not recur in 2006 due to a renegotiation of the warrant related registration rights agreement in November 2005. For the six months ended June 30 2005, there was an approximate loss of $3,193,000 related to the warrants. The first and second quarter increases in net income in 2006 compared to 2005 will likely be offset in the third and fourth quarters of 2006 since the loss in the first and second quarters of 2005 was substantially offset by gains recorded in the third and fourth quarters of 2005, prior to the renegotiation of the registration rights agreement.

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

Not all of these contracts become fully funded, and projects and related funding can span multiple years. Typically, we have experienced a 25% to 30% funding rate of awarded contracts. Accordingly, we cannot project the impact of our E-Rate efforts on future periods. Revenues linked to the E-Rate program ranged from 10% to nearly 20% of our total revenues from 2004 through 2005.

Engagement of Investor Relations Firm

On July 10, 2006, the Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with Alliance Advisors, LLC (“Alliance”). The purpose of the Agreement is for Alliance to assist the Company in the development of the Company’s investor relations and corporate communications program. Under the terms of the Agreement, Alliance will assist the Company for a period of twelve months in developing and implementing an investor relations and corporate communications strategy. The Company anticipates recording approximately $20,000 in cash and $40,000 in non-cash stock based compensation per quarter for the next four quarters in connection with this agreement.

Additional Investments which May Impact Earnings in the Short Term

In addition to the items mentioned above, we expect that our investments in expanding our telesales team, increasing our technical support offerings and hiring additional sales personnel to support our geographic expansion efforts may impact earnings negatively in the short term. While we would expect to cover these investments over no more than four to six quarters, we are unable to estimate the portion of these investments which will be covered in the short term. For further discussions see the “Current Challenges and Opportunities of our Business, and Forward-Looking Information” section above.

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

Overview of Financial Performance

Our revenues improved approximately $4.9 million or 66.7% for the 2006 second quarter compared to the same period of the prior year due to increases in both technology solutions and software applications sales. For the six month period ended June 30, 2006 our revenues increased by approximately $5.6 million, or 49.3%, compared to the same period in the prior year.

The gross profit for the quarter decreased by $162,760 or 6.4%, and for the six months improved by $183,152, or 5.0%. The gross margin percentage was 19.5% and 34.8% for the quarters ended June 30, 2006 and 2005, respectively. The overall decrease in margin for the quarter was attributed to a decline in hardware margins, partially offset by improvements in the software margins. The improvement in software margins for the quarter came from an increase in new software sales and related services, while costs remained flat over the prior year. Total personal computer sales both as reseller and agent declined slightly resulting in decreased gross profit from reduced commissions.The decrease in margins for the quarter on the hardware side also came from increased competitive pressure in the market place for hardware in general, partially offset by a slight improvement in gross profit from engineering services.

The increase in gross profit for the six months ended June 30, 2006 was attributed to the increase in both software and hardware gross profits driven by the corresponding increases in revenues of both segments in the first quarter, partially offset by a decline in gross profit of 6.4% in the second quarter of 2006. The overall decrease in margin percentage can be attributed to the decrease in hardware margins due to reduced computer systems commissions and increased competition in the hardware space partially offset by sales of higher margin engineering services and the improvement in software margins resulting from the increase in new software sales and support coupled with a decrease in the number of implementations requiring purchased third party software components for the first quarter of 2006.

Operating income declined from the year ago quarter by $403,653 or 32.1% and for the six months improved by $119,222, or 58.0%. The decrease in the second quarter was largely attributed to the decrease in gross profit, coupled with slight increases in operating expenses. The improvement over the six month period was primarily attributed to the non-recurrence in 2006 of expenses in 2005 related to the reverse merger. An increase in gross profit of the software applications segment, partially offset by lower hardware margins and slight increases in operating expenses for the same period of time also contributed to the increase. Further analysis of financial performance is discussed below in subsequent sections of this report.

Consolidated Results of Operations for three months ended June 30, 2006 versus three months ended June 30, 2005

The following table and discussion sets forth the change in sales and the major items impacting the change in operating income for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005.

	Three Months Ended
	June 30, 2006	June 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$12,164,236	$7,298,428	$4,865,808
GROSS PROFIT	2,375,111	2,537,871	(162,760)
OPERATING INCOME	852,164	1,255,817	(403,653)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$4,865,808
Cost of sales excluding depreciation, amortization and capitalization			(5,192,743)
Depreciation and Amortization			(117,828)
Capitalization of Software Costs			282,003

			(162,760)
Operating Expenses:
Salaries, wages and benefits			(120,850)
Reverse acquisition costs			—
Stock based compensation			(81,258)
Professional and legal compliance and litigation related costs			134,269
Marketing costs			(59,952)
Travel and mobile costs			(59,647)
Depreciation			(26,741)
Other SG&A expenses			(26,714)

			$(403,653)

Revenue

Total sales in the second quarter of 2006 increased $4,865,808 in comparison with the second quarter of 2005. This net increase includes a $4,561,842 increase in hardware sales and services through the technology solutions segment and a $303,966 increase in software sales and services through the software solutions segment.

The increase in the technology solutions segment for the second quarter came from increases in hardware product sales, hardware support services, and related engineering support services, partially offset by a decline in hardware commissions. The increase in hardware product revenues was related to large technology sales of primarily computers systems and related peripherals, representing approximately 60% of the total increase. In connection with these sales, CSI purchased the hardware, acting as reseller rather than agent. Depending on the circumstances, which may include funding, financing costs, deal size, bid or other sales processes and considerations, CSI acts as agent on computer systems sales, in which case no cost is associated with the sale, and the only revenue recognized is the commissions from the vendor.

The increase in the software solutions segment was due to increases in software support agreement revenues, new client software sales, and software service revenues. New client software sales increased 31.4% in the second quarter of 2006, over the second quarter 2005. Software service revenues showed improvement due to a number of training projects being completed in the second quarter of 2006, and revenues related to support agreement services showed steady growth in second quarter 2006 revenues over second quarter 2005 due to the addition of new software customers since the second quarter of the prior year.

Gross Profit

Gross profit in the second quarter of 2006 decreased $162,760, or 6.4%, in comparison with the second quarter of 2005. The gross margin percentage was 19.5% and 34.8% for the quarters ended June 30, 2006 and 2005, respectively. The overall decrease in gross profit can be attributed to improvements in the software gross profit of approximately 46%, more than offset by a decline in hardware gross profit of 24%. The improvement in software margins came from an increase in new software sales and related services, while costs remained flat over the prior year. Total personal computer sales both as reseller and agent declined resulting in decreased gross profit from reduced commissions. The decrease in margins on the hardware side also came from increased competition in the hardware market partially offset by more profitable engineering services.

Operating Expenses

Operating expenses increased $240,893, or 18.8%, in the second quarter of 2006 compared to the second quarter of 2005. The above table analyzes the major items that account for this increase. The majority of the increase, approximately $121,000, was related to increased salaries, wages and benefits primarily due to the increase in sales force. Following is a brief explanation of the other operating expenses and the related impact in the second quarter.

Reverse acquisition costs decreased to zero in the second quarter 2006, as reverse acquisition costs were incurred and expensed in connection with the completion of the reverse merger in 2005.

Stock based compensation represents costs in connection with the issuance of stock awards to non-employee directors and outside consultants in 2006 and the redemption of options in 2005. Subsequent to the end of the first quarter 2005, our board of directors approved a new plan for the award of stock-based compensation to employees, directors and consultants. The new plan provides for the award of options, restricted stock or stock appreciation rights at the discretion of the compensation committee of the board of up to an aggregate of 1,100,000 shares. In February and March of 2006, the compensation committee of the board of directors reached a definitive agreement as to the terms surrounding compensation related to the reverse merger, and awarded our outside directors 196,992 shares of common stock and awarded outside consultants 344,734 shares of common stock under our 2005 Incentive Compensation Plan. Additionally in June 2006 Jeff Bryson was elected to our Board of Directors and awarded 23,350 shares of common stock under our 2005 Incentive Compensation Plan. $81,258 was recorded as stock based compensation in the second quarter 2006. No stock based compensation was recorded in the second quarter of the prior year.

Professional and legal compliance and litigation related costs decreased in second quarter 2006, over second quarter 2005 by $134,269. A significant amount of this decrease was related to reduced registration costs and litigation expenses related to the reverse merger, partially offset by increased costs associated with ongoing compliance, primarily the costs associated with the issuance of our first formal annual report and proxy during the second quarter. While the costs associated with the reverse merger and registration are likely to decrease in future periods, we anticipate that the audit fees and Sarbanes-Oxley related costs will continue.

Marketing costs increased due to the establishment of a new brand for CSI: CSI Technology Outfitters™ Computers. Software. Innovations. We are using “Technology Outfitters” to connote our ability to outfit organizations with a variety of technology and software solutions. We have also redesigned our website to match this theme and created a brochure which presents a wider range of offerings that can be communicated quickly in summary form. We spent $59,952 on marketing, including our re-branding efforts in, the second quarter of 2006, while there were no marketing costs in the second quarter of 2005.

Travel and mobile costs increased in second quarter 2006 over second quarter 2005 by $59,647. These costs increased due to increased fuel costs in 2006 and increased travel requirements of senior management.

Depreciation expense increased as a result of increased capitalized costs related to the relocation of our corporate headquarters late in 2005 and early in 2006 being depreciated in the second quarter of 2006.

Other SG&A expenses increased primarily as a result of increased non-compliance related professional fees including expenses related to sales consulting, market research, and trademark activities.

Operating Income

Operating income declined from the year ago quarter by $403,653 or 32.1%. The decrease in the second quarter was largely attributed to the decrease in gross profit, coupled with increases in operating expenses. The decrease in gross profit was attributed to improvements in the software gross profit, more than offset by a decline in hardware gross profit, while operating expenses increased across various accounts as discussed above.

Segment information

CSI is organized into the two segments: software applications and technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	June 30, 2006	June 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$1,446,005	$1,142,039	$303,966
GROSS PROFIT	936,873	640,637	296,236
SEGMENT INCOME (LOSS)	340,385	145,768	194,617

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$303,966
Cost of sales excluding depreciation, amortization and capitalization			(191,835)
Depreciation and Amortization			(97,898)
Capitalization of Software Costs			282,003

			296,236
Operating Expenses:
Salaries, wages and benefits			(17,696)
Other SG&A expenses			(83,923)

			$194,617

Sales improved by $303,966, or 26.6%, primarily due to increases in revenue from new client software sales, software service revenues and software support agreements. As a result of the increase in new client software sales, more software services were rendered in the second quarter of 2006 over 2005, therefore increasing software service revenue. In addition to the increases from new client software sales and the accompanying services, software support agreement revenues increased as existing clients expanded their software support agreements and new clients were added.

The cost of sales excluding depreciation, amortization and capitalization increased primarily due to an increase in salaries and wages resulting from the addition of the ..Net Microsoft SQL (application programming language and database conversion) team throughout 2005 and the addition of software services staff in 2006. In addition to salaries and wages, the increase was related to an increase in purchased third party software components, as installations in second quarter 2006 required more purchased components than in the year-ago quarter, which was offset by a decrease in travel and mobile costs associated with software services. The increase in deferred software costs and amortization are associated with the increased costs and subsequent amortization of costs associated with our standards based lesson planning software, curriculator™ and our application delivery solution, DeliveryPoint and conversion of our integrated financial management software, CSI+, to .Net and SQL. The increase in salaries and wages in operating expenses was related to an increase in sales and pre-sales salaries, as well as bonuses. Other SG&A expenses increased primarily as a result of increased non-compliance related professional fees including expenses related to sales consulting , market research, and trademark activities, as well as increased marketing costs associated with the re-branding of CSI’s products and services.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computer based technologies and accessories and offer a wide range of technology hardware and consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	June 30, 2006	June 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$10,718,231	$6,156,389	$4,561,842
GROSS PROFIT	1,438,238	1,897,234	(458,996)
SEGMENT INCOME	679,071	1,130,352	(451,281)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$4,561,842
Cost of sales excluding depreciation			(5,000,908)
Depreciation			(19,930)

			(458,996)
Operating Expenses:
Salaries, wages and benefits			(103,154)
Other SG&A expenses			110,869

			$(451,281)

Hardware sales increased over second quarter 2005 by $4,561,842, or 74.1%, due to increases in new hardware sales, support agreement revenues and third party service agreement revenues, partially offset by a decrease in hardware commissions. The increase in new hardware sales and decrease in hardware commissions is attributed to large dollar sales of computer systems and peripherals, where CSI purchased the hardware and acted as reseller rather than agent. Depending on the circumstances, which may include funding, financing costs, deal size, bid or other sales processes and considerations, CSI acts as agent on computer system sales in which case the only revenue recorded is the commissions. The results from these deals are partially seen in the increase in hardware sales and resulting increase in the costs of purchased components. Total personal computer sales both as reseller and agent declined, resulting in decreased gross profit from reduced commissions. The net impact on gross profit is approximately the same whether we act as reseller or agent. Increased competition in the hardware markets in general affected pricing, which impacted margins, The increases were partially offset by higher margin engineering services. The significant increase in cost of sales excluding depreciation is the result of the previously mentioned deals, as well as increases in salaries related to technical delivery and travel and mobile costs.

The increase in salaries and wages in operating expenses was related to an increase in sales and pre-sales salaries, as well as increased bonuses. Other SG&A expenses decreased as a result of reduced travel costs, offset by increased non-compliance related professional fees including expenses related to sales consulting , market research, and trademark activities, as well as increased marketing costs associated with the re-branding of CSI’s products and services.

The following tables summarize information about segment profit and loss for the quarters ended June 30, 2006 and 2005 and assets allocated to segments as of June 30, 2006 and 2005.

	Software Applications	Technology Solutions	Total Company
Quarter ended June 30, 2006:
Net sales and service revenue	$1,446,005	$10,718,231	$12,164,236
Gross profit	936,873	1,438,238	2,375,111
Segment income	340,385	679,071	(*)
Segment assets	3,368,260	9,106,778	12,475,038

Quarter ended June 30, 2005:
Net sales and service revenue	$1,142,039	$6,156,389	$7,298,428
Gross profit	640,637	1,897,234	2,537,871
Segment income	145,768	1,130,352	(*)
Segment assets	2,464,276	5,951,094	8,415,370

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Quarter Ended
	June 30, 2006	June 30, 2005
Segment income:
Software applications segment	$340,385	$145,768
Technology solutions segment	679,071	1,330,352

TOTAL SEGMENT INCOME	1,019,456	1,476,120
Less: Merger and compliance costs
Stock based compensation	(81,258)	—
Professional and legal compliance and litigation related costs	(86,034)	(220,303)

OPERATING INCOME Per consolidated Statements of Operations	$852,164	$1,255,817

Interest and Other Income and Expenses

Interest expense increased approximately $19,000 in the second quarter of 2006 compared to the second quarter of 2005 due to the additional interest costs incurred related to the RBC notes payable and additional interest paid to the five original shareholders and Barron as a penalty for being in default on the notes payable associated with the reverse merger transactions. A material decrease in other income and expenses occurred related to the unrealized loss on warrants recorded in 2005 which did not recur in 2006. In the second quarter of 2005, CSI recognized a non-cash loss related to the accounting for the warrants of approximately $108,000 ($65,000 net of tax) due to a decrease in the market value of the warrants based on the Black-Scholes valuation method. While this item does not have a significant impact on the second quarter 2006, the warrant loss in the first quarter of 2005 and gains in the third and fourth quarters of 2005 will have significant effect on comparability in the third and fourth quarters of 2006. As a result, CSI’s net income to be reported in the third and fourth quarters of 2006 will likely be significantly below that of the prior year taking into consideration the non-cash gains recorded in 2005 associated with the warrants.

Income Taxes

Income taxes decreased by $233,195, or 48.4%, in the second quarter of 2006 compared to the first quarter of 2005 due to the tax impact of the decline in gross profit of approximately $162,000 and the decrease in operating income of approximately $377,000 and reduction of other expenses as a result of having no loss associated with the warrants in 2006.

Net Income and Earnings per Share

Net income decreased $80,766, or 13.7%, to $507,824 for second quarter 2006, as a result of the reduction in hardware margins partially offset by the increase in software margins, the absence of reverse acquisition costs, the reduction of professional and legal compliance and litigation costs, the increased operating expenses, and the absence of the unrealized loss on the warrants.

Basic earnings per share declined from earnings per share of $0.22 in the second quarter 2005, to earnings per share of $0.15 in the second quarter of 2006, while diluted earnings per share remained constant at $0.05 for both the 2006 and 2005 second quarters. This unfavorable decline resulted from the downward pressure on margins and increased operating expenses, partially offset by the absence of the $108,267 unrealized loss on warrants as previously discussed. The additional preferred stock, warrants and employee held options issued in connection with the merger in February 2005 were included in the calculation of diluted earnings per share for second quarter 2005 and 2006. See Note 2 to the financial statements for additional discussion surrounding the calculation of earnings per share.

Consolidated Results of Operations for six months ended June 30, 2006 versus six months ended June 30, 2005

The following table and discussion sets forth the change in sales and the major items impacting the change in operating income for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005.

	Six Months Ended
	June 30, 2006	June 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$17,006,639	$11,390,732	$5,615,907
GROSS PROFIT	3,878,717	3,695,566	183,151
OPERATING INCOME	324,750	205,528	119,222

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$5,615,907
Cost of sales excluding depreciation, amortization and capitalization			(5,537,380)
Depreciation and Amortization			(157,893)
Capitalization of Software Costs			262,517

			183,151
Operating Expenses:
Salaries, wages and benefits			(289,674)
Reverse acquisition costs			759,283
Stock based compensation			(64,038)
Professional and legal compliance and litigation related costs			(210,585)
Marketing costs			(149,856)
Travel and mobile costs			(79,866)
Depreciation			(49,173)
Other SG&A expenses			19,980

			$119,222

Revenue

Our revenues for the first six months of 2006 were $17,006,639, $5,615,907 or 49.3% higher than the first six months of 2005. The change resulted from the increase in sales for the first quarter of $750,100 over the same prior year period coupled with a $4,865,808 increase in the second quarter. Technology solutions segment sales of internet-protocol based telephony equipment, instructional hardware, computer systems and printing and fax machines increased substantially through the first and second quarters. In addition, increases in engineering service revenues, technology support revenues and third party service agreement revenues contributed to the increase but were partially offset by a decrease in hardware commission revenues. The increase in the hardware product revenues was related to large computer system sales which occurred in the second quarter of 2006. In connection with these sales, CSI purchased the hardware and acted as reseller rather than agent.

The increase in the software solutions segment sales was due to increases in software support agreement revenues and new client software sales in the first and second quarter of 2006. New client software sales increased in both the first and second quarters of 2006, compared to the same quarters in 2005. Related software service revenues were down in the first quarter but recovered in the second due to a number of training projects being completed. Additionally, revenues related to support agreement services showed steady growth due to additions of new software sales since the prior year quarter and the movement of some existing clients to enhanced support offerings.

Gross Profit

Gross profit was $3,878,717 for the first six months of 2006, an increase of $183,151 or 5.0% over the same period of the prior year. The gross margin percentage was 22.8% for the first six months of 2006 versus 32.4% for the same period of 2005. The increase in gross profit was attributed to the increase in both software and hardware gross profits driven by the corresponding increases in revenues of both segments in the first quarter, partially offset by a decline in gross profit of 6.4% in the second quarter of 2006. The overall decrease in margin can be attributed to the decrease in hardware margins due to increasing competitive pressures in the hardware space in general, and decreased hardware commissions, partially offset by more profitable engineering services in the second quarter 2006, and the improvement in software margins resulting from the increase in new software sales and support coupled with a decrease in the number of implementations requiring purchased third party software components for the first quarter of 2006.

In late 2005, CSI increased the number of software sales personnel and in early 2006 restructured the sale force from a single segment (software or technology) product focus to a combined effort, supported by product specialists. As a result, in first six months of 2006 salaries, wages and benefits related to product development, software delivery and training services increased by approximately $174,004, or 23.6%. Hardware salaries and wages remained relatively flat, showing a slight decrease of 3.1%. The results from the large technology deals that occurred in 2006 are partially seen in the increase in new hardware sales and hardware cost of sales. The net impact on gross profit is approximately the same whether we acts as reseller or agent for these larger deals. In total, total personal computer sales both as reseller and agent declined, resulting in decreased gross profit from reduced commissions. In addition, increases in competition in developing hardware lines, primarily classroom based solutions, also had a negative impact on margin.

Operating Expenses

Operating expenses were $3,553,967 for the first six months of 2006, an increase of $63,929 or 1.8% over the same period of the prior year. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in the $289,674 increase in salaries and wages, the $210,585 increase in legal and professional compliance and litigation costs, and the $149,856 increase in marketing costs, all of which were partially offset by the absence of reverse acquisition costs in 2006. The increase in salaries, wages and benefits was primarily due to the increase in the sales and pre-sales staff and increased administrative staff hired in the second quarter of 2006. Following is a brief explanation of the other operating expenses and the related impact in the second quarter.

Reverse acquisition costs decreased to zero in the first six months of 2006, as reverse acquisition costs were incurred and expensed in connection with the completion of the reverse merger in 2005.

Stock based compensation represents costs in connection with the issuance of stock awards to non-employee directors and outside consultants in 2006 and the redemption of options in 2005. Subsequent to the end of the first quarter 2005, our board of directors approved a new plan for the award of stock-based compensation to employees, directors and consultants. The new plan provides for the award of options, restricted stock or stock appreciation rights at the discretion of the compensation committee of the board of up to an aggregate of 1,100,000 shares. In February and March of 2006, the compensation committee of the board of directors reached a definitive agreement as to the terms surrounding compensation related to the reverse merger, and awarded our outside directors 196,992 shares of common stock and awarded outside consultants 344,734 shares of common stock under our 2005 Incentive Compensation Plan. Additionally in June 2006 Jeff Bryson was elected to our Board of Directors and awarded 23,350 shares of common stock under our 2005 Incentive Compensation Plan. Under the terms of the award, 11,675 shares vested immediately upon election and the remaining shares will vest at the conclusion of the 2007 Annual Meeting of Stockholders. The total stock compensation issued in 2006 was $893,845, of which $613,954 was earned in 2005 and the first quarter 2006 and $81,258 was earned in second quarter 2006, leaving $198,633 as unearned stock compensation at June 30, 2006.

Professional and legal compliance and litigation related costs increased in the first half of 2006, over the first half of 2005 by $210,585 due to the costs associated with operating as a public company, partially offset by reduced registration costs and litigation expenses. A significant amount of these costs were related to audit fees, initial Sarbanes-Oxley implementation costs, and costs related to effecting registration of securities related to the reverse merger in the first quarter of 2006. While the costs associated with the reverse merger are likely to decrease in future periods, the Company anticipates that the audit fees and Sarbanes-Oxley related costs will continue. The Company cannot quantify how much professional and legal compliance and litigation related costs will be in future periods as it is unable to project events which may impact these amounts. However, the company has budgeted approximately $600,000 for these costs in 2006.

Marketing costs increased due to the establishment of a new brand for CSI: CSI Technology Outfitters™ Computers. Software. Innovations. We are using “Technology Outfitters” to connote our ability to outfit organizations with a variety of technology and software solutions. We have also redesigned our website to match this theme and created a brochure which presents a wider range of offerings that can be communicated quickly in summary form. We spent a total of $149,856 on marketing, including our re-branding efforts in the first and second quarter of 2006, while there were no such marketing costs in the first and second quarter of 2005.

Travel and mobile costs increased in the first half of 2006 over the first half of 2005 by $79,866. These costs increased due to increased sales staff, increases in fuel costs and increased travel requirements of senior management.

Depreciation expense increased as a result of increased capitalized costs related to the relocation of our corporate headquarters late in 2005 and early in 2006 being depreciated in the first half of 2006.

Other SG&A expenses decreased as a result of reduced travel costs, offset by increased non-compliance related professional fees including expenses related to sales consulting, market research, and trademark activities, as well as increased marketing costs associated with the re-branding of CSI’s products and services.

Operating Income

Operating income for the six months ended June 30, 2006 was $324,750, an increase of $119,222 or 58.0% compared to the same period of the prior year. This increase in operating income is the result of the $522,877 improvement in the first quarter 2006, partially offset by the decrease of $403,653 in the second quarter 2006. The overall 2006 improvement was due to increased sales and improved software margins, partially offset by increases in: our operating expenses primarily as a result of increases in salaries, wages and benefits; professional and legal compliance costs; marketing costs; travel and mobile costs; and depreciation and amortization. Further analysis of financial performance is discussed below in subsequent sections of the report.

Segment information

Software applications segment

	Six Months Ended
	June 30, 2006	June 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$2,550,077	$2,128,788	$421,289
GROSS PROFIT	1,579,056	1,180,560	398,496
SEGMENT INCOME	510,795	343,257	167,538

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit
Sales			$421,289
Cost of sales excluding depreciation, amortization and capitalization			(159,652)
Depreciation and Amortization			(125,658)
Capitalization of Software Costs			262,517

			398,496
Operating Expenses
Salaries, wages and benefits			(78,107)
Other SG&A expenses			(152,851)

			$167,538

Software applications segment sales increased by $421,289, or 19.8%, primarily due to increases in new client software sales and software support agreement revenues. Software service revenues were down in the first quarter but recovered in the second due to a number of training projects being completed.

Cost of sales excluding depreciation, amortization and capitalization increased in the first half of 2006 by $159,652, or 15.9%, over the first half of 2005. This increase was the result of increased salaries and wages due to the addition of the .Net Microsoft SQL (application programming language and database conversion) team throughout 2005, and increased travel and mobile costs, the total of which was somewhat offset by a decrease in costs associated with purchased components related to software, as the installations in the first quarter of 2006 did not require significant purchased third party software components. The increase in deferred software costs and amortization are associated with the increased costs and subsequent amortization of costs associated with our standards based lesson planning software, curriculator™ and our application delivery solution, DeliveryPoint, and conversion of our integrated financial management software, CSI+, to .Net SQL. The increase in salaries and wages in operating expenses was related to an increase in sales and pre-sales salaries, as well as increased bonus. Other SG&A expenses increased by $152,851, or 83.7%, as the result of increased non-compliance related professional fees including expenses related to sales consulting , market research, and trademark activities, as well as increased marketing costs associated with the re-branding of CSI’s products and services.

Technology solutions segment

	Six Months Ended
	June 30, 2006	June 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$14,456,562	$9,261,944	$5,194,618
GROSS PROFIT	2,299,661	2,515,006	(215,345)
SEGMENT INCOME	940,055	1,520,797	(580,742)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit
Sales			$5,194,618
Cost of sales excluding depreciation			(5,377,728)
Depreciation			(32,235)

			(215,345)
Operating Expenses
Salaries, wages and benefits			(163,799)
Other SG&A expenses			(201,598)

			$(580,742)

Technology solutions segment sales increased by $5,194,618, or 56.1% in the first six months of 2006 over the same period in 2005. Sales of internet-protocol based telephony equipment, instructional hardware, computer systems and printing and fax machines increased substantially through the first and second quarters. In addition, increases in engineering service revenues, technology support agreement revenues and third party service agreement revenues contributed to the increase but were partially offset by a decrease in commission revenues. The increase in the hardware product revenues was related to large dollar computer system sales which occurred in the second quarter of 2006. In connection with these sales, CSI purchased the hardware and acted as reseller rather than agent. The significant increase in cost of sales excluding depreciation is the result of the sales of computer systems as reseller rather than agent, representing approximately 97% of the increase, with the remaining increase due to increases in salaries related to technical delivery and travel and mobile costs.

The increase in salaries and wages in operating expenses of $163,799, or 21.3%, was related to the increase in the sales and pre-sales staff and increased administrative staff hired in the second quarter of 2006, while the increase in other SG&A expenses of $201,598, or 89.5%, related to increases in marketing expense, travel and mobile costs and depreciation.

The following tables summarize information about segment profit and loss for the six month periods ended June 30, 2006 and 2005 and assets allocated to segments as of June 30, 2006 and 2005.

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2006:
Net sales and service revenue	$2,550,077	$14,456,562	$17,006,639
Gross profit	1,579,056	2,299,661	3,878,717
Segment income	510,795	940,055	(*)
Segment assets	3,368,260	9,106,778	12,475,038

Six months ended June 30, 2005:
Net sales and service revenue	$2,128,788	$9,261,944	$11,390,732
Gross profit	1,180,560	2,515,006	3,695,566
Segment income	343,257	1,520,797	(*)
Segment assets	2,464,276	5,951,094	8,415,370

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Six Months Ended
	June 30, 2006	June 30, 2005
Segment income:
Software applications segment	$510,795	$343,257
Technology solutions segment	940,055	1,520,797

TOTAL SEGMENT INCOME	1,450,850	1,864,054
Less: Merger and compliance related costs
Stock based compensation	(695,212)	(631,174)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	—	(47,766)
Reverse acquisition costs	—	(759,283)
Professional and legal compliance costs	(430,888)	(220,303)

OPERATING INCOME Per Statement of Operations	$324,750	$205,528

Interest and other income and expenses

Interest income decreased by approximately $3,000 due to the Company only receiving interest on overnight invested funds related to the RBC line of credit in 2006, while the Company received interest income from approximately $3 million held in a money market account for the first portion of the first quarter in 2005. Interest expense increased $98,755 in the first six months of 2006 compared to the first six months of 2005 due to the additional interest costs incurred related to the RBC notes payable and additional interest paid to the five original shareholders and Barron on the notes payable associated with the reverse merger transactions. A material decrease in other income and expenses occurred related to the unrealized loss on warrants recorded in 2005 which did not recur in 2006. In the first half of 2005, we recognized a non-cash loss related to the accounting for the warrants of approximately $3.2 million ($1.9 million net of tax) due to a decrease in the market value of the warrants based on the Black-Scholes valuation method. Accordingly, the six month 2006 improvement is significant in comparison to the loss in the prior year’s first quarter; however, the warrant loss in the first six months of 2005 was offset by significant gains in the third and fourth quarters of 2005. As a result, CSI’s net income to be reported in the third and fourth quarters of 2006 will likely be significantly below that of the prior year taking into consideration the non-cash gains recorded in the 2005 third and fourth quarters associated with the warrants.

Income Taxes

Income taxes increased by approximately $1.2 million, or 103.5%, in the first six months of 2006 compared to the first six months of 2005 due to the tax impact of the increase in gross profit of approximately $183,000 and the increase in operating income of approximately $119,000. However, the most significant impact on the change in income taxes was related to the absence in 2006 of the tax effect of the $3.2 million dollar loss associated with the warrants in 2005.

Net Income (Loss) and EPS

The net loss of $1,860,853 in the first six months of 2005 improved by $1,939,145, or 104.2%, compared to net income of $78,292 for first six months of 2006, primarily as a result of the increase in operating income and the absence of the unrealized loss on the warrants which occurred in 2005 period.

Basic earnings per share improved from a loss per share of $0.71 in the first six months of 2005, to earnings per share of $0.03 in the first six months of 2006. Diluted earnings per share also improved from the $0.71 loss per share in the first six months of 2005 to earnings per share of $0.01 in the first six months of 2006. These improvements resulted primarily from the increased operating income and the absence of the $3.2 million unrealized loss on warrants as previously discussed. Diluted earnings per share were the same as basic earnings per share for the six months ended June 30, 2005, as their effect, due to losses being reported in the period was anti-dilutive. Due to being anti-dilutive, the additional preferred stock, warrants and employee held options issued in connection with the merger in February 2005 were not included in the calculation of diluted earnings per share for the six months ended June 30, 2005, but were not anti-dilutive and included for the six months ended June 30, 2006. See Note 2 to the financial statements for additional discussion surrounding the calculation of earnings per share. Also see comments regarding net income to be reported for the third and fourth quarters in the “Interest and other income and expenses” section above.

Liquidity and Capital Resources

Cash increased from $0 at December 31, 2005 to $334,310 at June 30, 2006, due primarily to net income of $94,546 adjusted for non-cash items and changes in current asset and liabilities account balances of $960,549 and financing activities of $506,428, offset by cash used for investing activities of $1,132,667.

Cash from Operating Activities

Cash provided by operating activities totaled $960,549 in the first six months of 2006 compared to cash used for operating activities of $1,221,807 in the first six months of 2005. The increase of $2,182,356 in 2006 is due primarily to the increase in net income, the increase in depreciation and amortization, and the increase in deferred income taxes, offset against the absence of the loss related to the warrant, the increases in deferred revenue and changes in the current assets and liabilities balances as noted below.

Changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts receivable and accounts payable were due to the large technology deals, which occurred in the second quarter of 2006, where we acted as reseller rather than agent, and therefore recorded significant amounts due from clients and due to vendors supplying the product sold related to these deals. Increased hardware demand and timing of sales also resulted in an increase in inventories. The increase in deferred revenue is in connection with a significant increase in support agreements previously discussed, which are deferred over the life of the agreement. The increase in the taxes receivable balance is the result of the tax refund, provided for by the loss incurred in the first quarter due to the costs related to stock compensation costs and professional and legal compliance and litigation costs and to some extent a shift between current and deferred taxes for temporary items including the the payment in 2006 of certain 2005 year end accruals.

Cash from Investing Activities

Cash used for investing activities totaled $1,132,667 in the first six months of 2006 compared to $420,352 in the first six months of 2005. The increase of $712,315 is due primarily to the continued investment in development of the .Net version of CSI’s major software modules, the investment in curriculator™ software and increased purchases of property and equipment related to the relocation of the corporate headquarters in the first quarter of 2006.

Cash from Financing Activities

Cash provided by financing activities netted to $506,428 in the first six months of 2006 compared to cash used of $2,014,318 in the first six months of 2005. The increase of $2,520,746 is due primarily to the absence of activities related to the reverse acquisition in 2005.

Credit Arrangements

During the first quarter of 2005, in order to support the activities of the reverse acquisition, the Company entered into a $3,000,000 line of credit facility whereby the Company can borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3,000,000. In the first quarter of 2006, this facility was renewed with an increased limit of $3.5 million. Eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, for those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) such accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. Immediately upon entering into the loan agreement in 2005, the Company borrowed $1,500,000 which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. The loans bear interest at Libor plus 0.275%, (7.86% at June 30, 2006), payable monthly. The original facility matured on July 15, 2006, following short-term extensions to align the renewal period to follow the Company’s annual reporting and meeting time frames. On July 14, 2006, the Company executed a modification agreement extending the maturity date of the facility from July 15, 2006 to July 15, 2007. The modification agreement also increased the principal amount of the facility from $3.0 million to $3.5 million. The reason for the increase in principal is to support increasing working capital requirements of the Company.

Prior to the execution of the modification agreement, the maturity date of the facility was extended on two prior occasions. The first extension extended the maturity date from March 1, 2006 to May 1, 2006. The second extension extended the maturity date from May 1, 2006 to July 15, 2006. Both extensions were disclosed on Current Reports on Form 8-K filed on March 1, 2006 and May 3, 2006, respectively. Other than as altered by the modification agreement, the obligations under the credit facility remained unchanged.

Loans under the facility are secured by a first priority lien on all of our personal property to the lender, including all accounts, equipment, inventory, contract rights and intangibles. Under the facility, CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of a debt to EBITDA ratio of not more than 2.5:1 measured as of fiscal year end; a debt service coverage of 1.2:1.0 as measured at fiscal year end (measured as EBITDA, as defined, divided by current maturities of long-term debt plus interest payments); EBITDA of not less than $2,000,000; and a minimum tangible net worth of $1,500,000 (including subordinated debt). “EBITDA” is defined as earnings before income taxes, depreciation and amortization, but provides for the elimination of certain special expenses that would not typically reflect the Company’s operating income (or income from operations), including (i) unrealized gain (loss) on warrants; (ii) legal and professional fees; (iii) expenses of securities compliance; and (iv) stock option compensation. As of June 30, 2006, the Company believes it had complied with the covenants.

As of June 30, 2006 there was $1,842,000 of outstanding draws under our bank credit facility, and $1,658,000 was available under the facility.

The Company also has significant commitments under the subordinated notes payable to the original five shareholders of CSI – South Carolina and Barron, as a result of the reverse acquisition, totaling $2,250,400, which were due and payable on May 10, 2006. The Company failed to pay the subordinated notes at maturity, and such notes were in default. Interest not paid quarterly and any principal not paid by the due date accrue interest at 15% until paid. Any potential cross-default under our bank credit facilities relating to the nonpayment of the subordinated notes has been waived by our bank lender through July 15, 2007. We have agreed with our bank to cure the default under the subordinated notes by that date if and when any such action might be deemed necessary based on discussions with the subordinate note holders, and pursuant to the terms of our bank credit facilities, to obtain the consent of the bank to any modification of the terms of the subordinated notes.

Although adequate availability existed under our bank credit facility to repay in full the subordinated notes on the May 10, 2006 maturity date, neither we nor the note holders believed it to be in our best interests. First, we believed that draws under the credit facility to repay the subordinated notes may have left inadequate availability to support our working capital needs for the remainder of the year. Secondly, and more importantly, the subordinated debt is counted as equity in the calculations of the minimum tangible net worth requirement with the bank. Utilization on May 10, 2006 of the bank credit facility to repay the subordinated notes would probably place us in violation of the minimum tangible net worth covenant at the next covenant test date of December 31, 2006. Looking forward, we believe it is unlikely that the we will be able to generate sufficient net income during 2006 so as to permit repayment of the subordinated notes with draws under the line of credit this fiscal year and still maintain compliance with the minimum tangible net worth covenant.

The Company currently plans to use the first $2,250,400 of warrant proceeds, if and when available, to repay the subordinated debt, unless other arrangements, such as an extension of the due date or conversion of some or all of the notes payable to equity were agreed to by the subordinated debt holders or changes in financing were effected such as those that might occur in connection with an acquisition. Although the registration statement registering the resale of the warrant shares was declared effective by the SEC on February 14, 2006, and Barron has communicated an interest in selling some of the shares underlying the warrants, we cannot predict when Barron may exercise the warrants and we will receive proceeds with which to repay the subordinated notes. Also, it should be noted that Barron may procure saleable common shares by first converting its preferred stock, thereby deferring its exercise of the two warrants. We would receive no proceeds from a conversion of the preferred stock.

We are currently in negotiations with the subordinated noteholders to extend the maturity of the notes. Such negotiations have also included consideration of the conversion of all or a portion of the subordinated notes to an equity security. Although we are optimistic that a successful resolution of the repayment of the subordinated notes will be obtained, and the default under such notes cured within the waiver period provided by the bank, we can give no assurances that such a resolution will in fact occur. Although the terms of the notes subordinate the rights of the holders to those of senior lenders—including the bank—and generally prohibit the Company from making any payments on the subordinated notes until the repayment of senior debt, the holders of the subordinated notes could potentially accelerate such debt following nonpayment by the Company at maturity. Although this would not have any direct effect on the Company, it may trigger a default under our bank line of credit. Despite what we believe to be our good relations with our bank, we are unable to predict whether our bank lender would grant another waiver under such circumstances. If our bank did not grant such a waiver, we could be forced to obtain an alternative source of financing. We can give no assurances that replacement financing would be available on acceptable terms, or at all. Also, it may be possible for the subordinated noteholders to bring legal action with respect to the subordinated notes, the adverse consequences of which we are unable to evaluate. However, as indicated above, we have discussed with the subordinated noteholders a delay in payment on the notes and alternatives including extending the maturity date. We do not anticipate any of such noteholders taking any action detrimental to the Company. It should be noted that five of the subordinated noteholders are currently significant stockholders of the Company, and four of these are executive officers of the Company. The sixth subordinated noteholder, Barron, holds all of the Company’s preferred stock.

Future Capital Needs and Resources

Since inception, and prior to the merger, the Company had funded its operations through cash flow from operations. However, as a result of the recapitalization in connection with the reverse merger the Company has chosen to utilize a line of credit facility and term loan to assist in the financing of future costs.

Ongoing capital resources depend on a variety of factors, including our existing cash balance, the cash flow generated from our operations and external financial sources that may be available. As of December 31, 2004, our capital resources included $3.7 million of cash, which was impacted by the merger and related transactions as described in Note 3 of the interim financial statements. As a result, at December 31, 2005 our cash balance was zero, and we were funding our operations through the use of our $3 million line of credit. As of June 30, 2006, the Company plans to continue using the line of credit (now $3.5 million) to fund operations, while using the $400,000 term loan to support capital expenditures. In light of the additional capital needs incurred in connection with the relocation of our main offices, and to provide additional working capital availability under our line of credit, we may seek to increase our term borrowings to $1,000,000. Our ability to generate sufficient operating cash flow is dependent upon, among other things:

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

Burden of Professional and Legal Compliance Costs. For the six months ended June 30, 2006, professional and legal compliance and litigation costs, excluding stock-based (non-cash) compensation, totaled $430,888. These related primarily to compliance costs for the Company’s transition to a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should abate following the effectiveness of the Company’s registration statement with the Securities and Exchange Commission on February 14, 2006. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Also, the compliance costs associated with public company status are significant.

Bank Credit Facility. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, for the foreseeable future, we will rely on our $3.5 million line of credit facility whereby the Company can borrow up to 80% of its receivable balance, not to exceed the total facility limit of $3.5 million. As of June 30, 2006, our facility allowed for borrowing up to $3.5 million (based on adjustments for eligible receivables) of which there was $1,842,000 of outstanding draws under our bank credit facility, and $1,658,000 was available under the facility for additional loan advances.

Management believed that cash flow from operations was not sufficient to repay both the bank credit facility in full as of its July 2006 maturity and the subordinated promissory notes payable to shareholders in an aggregate amount of $2.3 million which were due May 10, 2006, without risk to its ability to fund working capital requirements and meet debt covenants. Management renewed the bank credit facility prior to its expiration date. On July 14, 2006, the Company and RBC Centura Bank executed a modification agreement extending the maturity date of the facility from July 15, 2006 to July 15, 2007. The modification agreement also increased the principal amount of the facility from $3.0 million to $3.5 million. The reason for the increase in principal is to support increasing working capital requirements of the Company.

Subordinated Promissory Notes. At June 30, 2006, subordinated promissory notes payable to shareholders totaled approximately $2.3 million. As described above, we failed to repay the subordinated promissory notes upon their maturity on May 10, 2006. From discussions with the holders of the subordinated notes, we anticipate that they will cooperate with the Company in formulating a new repayment schedule or other resolution. Such notes are also subordinated to our senior debt, and we believe the ability of the subordinated debt holders to have direct recourse against the Company is currently limited. However, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such noteholders also may take legal or other adverse collection actions against the Company. For further discussion regarding the subordinated notes please see “Bank Credit Facility” above.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2006 will principally consist of $1.2 million for software development and $660,000 for capital expenditures. These amounts will be funded through cashflow from operations, our line of credit or an increase in our term debt to $1,000,000.

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

Potential Capital Inflow from Warrants Exercise. A significant amount of cash and capital for the Company would be generated by the exercise by Barron of its common stock warrants. The exercise of Warrant A, with an exercise price of $1.3972, would generate approximately $5 million. The exercise of Warrant B, with an exercise price of $2.0958, would generate approximately $7.6 million. The complete exercise of the warrants is in the sole discretion of Barron, subject to the restrictions in the preferred stock and the warrants prohibiting Barron from beneficially holding greater than 4.9% of our outstanding common stock, at any time. Although we presume any decision by Barron to exercise the warrants or any portion would depend upon our stock price, results of operations and the long term outlook for the development of our business, among other things, we cannot predict if and when Barron may exercise the warrants. Accordingly, there can be no assurance that Barron will exercise the Warrants and that we will receive any resulting capital.

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

Long Term Debt Financing. On February 14, 2006, the Company entered into an agreement with RBC for a 42 month term loan of $400,000 at a fixed interest rate 7.5% per annum. The facility is collateralized by substantially all of the assets of the Company. The purpose of the loan was to finance capital expenditures long term and improve availability under our bank credit facility for working capital purposes. Upon any default by the Company on the promissory note, the bank may accrue interest on the promissory note at a rate of 18% per annum, subject to any maximum rate imposed by applicable law. Further, upon default by the Company, the bank may declare the entire unpaid principal balance on the promissory note and all accrued unpaid interest on the promissory note immediately due. As of June 30, 2006 the Company had paid $5,971 of interest and $26,327 of principal related to the loan.

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

In making our assessments of a fully-funded business plan, we have considered:

•	cash and cash equivalents on hand or available to our operations of $334,000 at June 30, 2006;

•	expected cash flow from operations;

•	the anticipated level of capital expenditures of $600,000;

•	software development costs of $1.2 million; and

•	our scheduled debt service.

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

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and disclosure of financial information by the Company.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In March 2005, the Public Company Accounting Oversight Board, or PCAOB, defined a “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected, or that a company will be unable to comply with laws and regulations, which includes the timely filing of required reports with the Securities and Exchange Commission. Based upon evaluation under this standard, our Chief Executive Officer and

Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were ineffective due to a significant deficiency in our internal controls over the application of existing accounting principles to new public reporting disclosures and particularly related to the application of GAAP to new transactions. The significant deficiency in our controls related to financial reporting was determined to exist on August 16, 2005, at which time the CFO in consultation with the CEO and the audit committee of the board of directors determined the Company still lacked sufficient internal resources to ensure compliance with new emerging issues, or to fully review its compliance in all areas of financial disclosure on a timely basis, following its inception of reporting as a public company and hiring of its first CFO with SEC reporting experience. Prior to February 11, 2005, we were a public shell with virtually no operations and had limited need for staff with highly technical accounting and public reporting expertise. In addition, our predecessor, Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”) was a private company and likewise had no need for staff with technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and resumed public reporting of significant operations. It was not until May 6, 2005 that we hired a chief financial officer with prior public reporting experience who is accustomed to dealing with more complex accounting matters. As a result, we were unable to file without utilizing extensions and had to amend certain of our financial reports for 2004 and 2005. We re-filed these documents as amended on February 14, 2006.

It was determined that this deficiency would be addressed both through the hiring or engaging of additional resources and implementation of the Sarbanes- Oxley Act requirements, since this implementation could result in identification of additional areas where we may need technical resources. In January 2006 we hired an additional person with public reporting experience and engaged outside technical resources. However, based on our CFO’s experience and with an increase in staff, we expect we will receive additional suggestions for improvement in controls during the process of implementing the Sarbanes-Oxley Act. We will be implementing recommendations throughout the process and are unsure of whether we will be able to entirely eliminate any possibility of a significant deficiency until we have completed this process. Even so, due to the increasing number and complexity of pronouncements, emerging issues and releases, we expect there will always be some risk related to financial disclosures, albeit mitigated following implementation of the Sarbanes-Oxley Act requirements, which we anticipate will be completed in 2007.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Our Annual Meeting of Stockholders was held on Wednesday, May 10, 2006.

(b)	Not applicable.

(c)	The common stockholders voted for the election of four (4) directors to serve for terms of one (1) year each, expiring on the date of the Annual Meeting of Stockholders in 2007 or until their successors are duly elected and qualified. The results of the voting in these elections are set forth below.

Nominee	Votes For	Votes Withheld
Anthony H. Sobel	527,229	142
Nancy K. Hedrick	527,325	46
Thomas P. Clinton	527,225	146
Shaya Phillips	527,228	143

Item 5. Other Information.

(a) Entry into Material Definitive Agreement - RBC Centura Bank Waiver Letter

On May 12, 2006, the Company and RBC Centura Bank (the “Bank”) entered into a letter agreement whereby the Bank agreed to waive a potential cross-default in the loan documents governing the Company’s $3,000,000 credit facility as well as its $400,000 term loan with the Bank. The potential cross-default arises out of the Company not paying the remaining $2,250,400 of principal owing on its subordinated debt held by stockholders at the debt maturity on May 10, 2006. Although the Company is in default on its subordinated debt, such debt has not been accelerated by the holders. In order to give the Company time to negotiate an extension of the maturity date of the subordinated debt, which comprises six promissory notes, the Bank agreed to waive until June 12, 2006 any potential default on the credit facility and the term loan that may have been triggered by the default on the subordinated debt. The waiver was disclosed in the Company’s Form 10-QSB for the quarter ended March 31, 2006 filed on May 15, 2006. By way of a letter agreement dated August 10, 2006, the waiver was extended, effective as of June 12, 2006, until July 15, 2007. The August 10, 2006 letter agreement is filed as Exhibit 10.1 to this report and is incorporated herein by reference.

(b) Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

The credit arrangement with RBC Centura Bank is a facility under which the Company may borrow, repay and then reborrow. Advances and repayments under the credit facility occur daily, reflecting cash receipts and the Company’s working capital needs. The amount outstanding under the Note as of the date of this Report is $1,845,000. Set forth below is the outstanding balance as of specific dates since July 11, 2006. The balances presented reflect aggregate advances and paydowns which the Company deems material, or significant. Such information through July 11, 2006 was previously disclosed by the Company pursuant to a Form 8-K dated July 14, 2006.

Date	Loan Balance
July 12, 2006	1,139,000
July 18, 2006	-0-
July 20, 2006	619,000
July 26, 2006	184,000
July 31, 2006	721,000

(c) Other Events

Risk Factor Update

The risk factor in our Annual Report on Form 10-KSB captioned “We may not be able to repay both our bank credit facility which matures in May 2006 and our subordinated notes which mature in May 2006. Any failure to repay the credit facility or the notes, or in the alternative to secure a renewal or refinancing of the credit facility, would have a material adverse effect on our liquidity position and our ability to fund operations.” is hereby updated as follows:

We may not be able to repay both our bank credit facility which matures in July 2007, and our subordinated notes which matured in May 2006 and as to which we are currently in default. Any failure to repay the credit facility or the notes, or in the alternative to secure a renewal or refinancing of the credit facility, and to obtain an extension or other restructuring of the subordinated notes, could have a material adverse effect on our liquidity position and our ability to fund operations.

On July 14, 2006, the Company and RBC Centura Bank executed a modification agreement extending the maturity date of the facility from July 15, 2006 to July 15, 2007. The modification agreement also increased the principal amount of the facility from $3.0 million to $3.5 million. The reason for the increase in principal is to support increasing working capital requirements of the Company. The bank has also waived until July 15, 2007 any potential default under its facility related to the Company’s failure to repay its subordinated notes in the amount of $2.3 million which were due in full on May 10, 2006.

Although the Company possessed adequate availability on the May 10, 2006 due date of the subordinated notes to repay them, management believed that cash flow from operations and bank facility availability following such a drawdown might not be sufficient to fund ongoing working capital needs and would not be sufficient to comply with the bank’s financial covenants. Accordingly, in consultation with its board of directors, senior debt holders, and the holders of these notes, the Company determined it was not in the best interest of all parties to pay these notes at maturity, and the subordinated notes remain due and payable. Absent an exercise of the warrants held by Barron, we believe we may not have financial resources from operating cash flow or otherwise sufficient to repay the subordinated notes or meet financial covenant requirements in the short-term and, depending on other working capital needs, which may include working capital to support entities that may be acquired, for the foreseeable future.

We anticipate the successful negotiation of a maturity date extension or other restructuring of our subordinated debt with the holders of our subordinated debt, through a refinancing, for example, in combination with the financing of a future acquisition, or through the sale of warrants by Barron. The notes are subordinated to our senior debt, and we believe the ability of the subordinated debt holders to have direct recourse against the Company is currently limited. However, if we are unable to negotiate an extension, restructuring, refinancing, or receive adequate proceeds from the sale of any warrants by Barron, or we are unable to repay the subordinated notes at the end of any extension period, there can be no assurance as to what adverse collection actions the subordinated noteholders might take, whether the noteholders would agree to an additional extension or restructuring and on what terms, and the impact such default might otherwise have on our other creditors and our financial condition.

Likewise, we anticipate renewing our bank credit facility prior to its July 15, 2007 maturity, as management believes that cash flow from operations may not be sufficient to repay the facility at maturity in July 2007 and fund working capital growth. In the alternative, we would attempt to refinance the facility with another lender. Although management currently believes that its existing lender will renew the facility in 2007, there can be no assurance that our board will in fact do so or that replacement financing could be obtained by us on favorable terms. Our failure to resolve our default under, or otherwise restructure, our subordinated debt could adversely affect our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, management recognizes that our ability to fund working capital and sufficient additional sales growth could be adversely affected.

In addition to the above update, the following risk is a new item and supplements those risk factors contained in our 2005 Annual Report on Form 10-KSB.:

We face a number of obstacles in implementing our strategic expansion into new geographic markets. Overcoming these obstacles will require an expenditure of material financial resources and significant efforts by management and other employees. Our failure to succeed in our efforts to penetrate these new markets in a timely fashion could adversely affect our profits and margins and our revenue growth.

As we move forward with our growth strategy, we anticipate expanding into new geographic regions. We have achieved the most significant penetration in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. While expanding geographic markets provides a good opportunity to extend existing customer bases and increase revenue, breaking into a new market can prove difficult. There are several obstacles to successfully entering new geographic markets, including limited market knowledge or relationships, little brand awareness, and no established presence or regional client references. Initial penetration will be slow but should accelerate over time. While we have a sales and marketing strategy to address these obstacles, there is no exact manner to predict how much time the customer relationships will take to build and the rate at which new market penetration can be accomplished.

To support the expansion process we plan to hire additional sales personnel to help penetrate new geographic regions, which could represent a $200,000 to $300,000 investment and could potentially be made before year end 2006. While management believes this is a prudent investment, there may be a short-term negative impact on earnings initially. Due to the length of our typical software sales closing cycle, six to twelve months, coupled with the occasional quick close and the varying size of deals, we cannot predict the time to recovery on this investment.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Letter Agreement by and between the Company and RBC Centura Bank dated August 10, 2006.*

10.2	Restricted Stock Agreement by and between the Company and Jeffery A. Bryson dated June 20, 2006.*

10.3	Reseller Agreement by and between the Company and Promethean, Inc. dated April 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 24, 2006).

10.4	IDS Branded Reseller Agreement by and between the Company and Information Delivery Systems, LLC dated April 18, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 24, 2006).

10.5	Change in Terms Agreement by and between the Company and RBC Centura Bank dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 3, 2006).

10.6	Business Loan Agreement by and between the Company and RBC Centura Bank dated April 24, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 3, 2006).

10.7	Investor Relations Consulting Agreement by and between the Company and Alliance Advisors, LLC dated July 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 14, 2006).

10.8	Modification Agreement by and between the Company and RBC Centura Bank dated July 14, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 19, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: August 14, 2006	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Letter Agreement by and between the Company and RBC Centura Bank dated August 10, 2006.*

10.2	Restricted Stock Agreement by and between the Company and Jeffery A. Bryson dated June 20, 2006.*

10.3	Reseller Agreement by and between the Company and Promethean, Inc. dated April 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 24, 2006).

10.4	IDS Branded Reseller Agreement by and between the Company and Information Delivery Systems, LLC dated April 18, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 24, 2006).

10.5	Change in Terms Agreement by and between the Company and RBC Centura Bank dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 3, 2006).

10.6	Business Loan Agreement by and between the Company and RBC Centura Bank dated April 24, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 3, 2006).

10.7	Investor Relations Consulting Agreement by and between the Company and Alliance Advisors, LLC dated July 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 14, 2006).

10.8	Modification Agreement by and between the Company and RBC Centura Bank dated July 14, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 19, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.*

*	Filed herewith