Form 10QSB/A
period 2006-06-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2006-10-30
CIK 1109879

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

On September 12, 2006, the Audit Committee of our Board of Directors, in consultation with our Chief Financial Officer and Chief Executive Officer, concluded that the previously issued financial statements contained in our quarterly report on Form 10-QSB for the quarter and six months ended June 30, 2006 (the “Form 10-QSB”) should not be relied upon for the reasons set forth below, and that we should restate the financial statements to make the necessary accounting corrections. Such event was previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on September 18, 2006. Pursuant to this amendment on Form 10-QSB/A, we are amending the Form 10-QSB to reflect the restatement of our financial statements for the quarter and six months ended June 30, 2006.

The decision to restate was made with the concurrence of our independent registered public accounting firm. The restatement is necessary in order to correct an error in a transactional report used to accrue sales and the associated costs of goods sold. To mitigate the risk of a similar error occurring in the future, we have implemented a policy to increase report testing.

The error had little impact on fully diluted earnings per share, but was considered material for financial disclosure, particularly with respect to the reporting of revenues and cost of sales. Following adjustment, fully diluted earnings per share remained flat for the second quarter of 2006 at $0.04 per share, as the reduction, considering rounding, was less than $0.01 per share. The impact on the six months period rounded to $0.01, reducing diluted earnings to $0.00 per share from $0.01 per share.

The adjustment in revenues reduced the reported revenues from $12,164,236 as originally reported for the second quarter of 2006, to an adjusted revenue amount of $10,701,697 and reduced the reported revenues from $17,006,639 as originally reported for the first six months of 2006, to an adjusted revenue amount of $15,544,101. With respect to gross profit and operating income, the net impact of the error for both the quarter and six month periods of 2006 was a reduction in previously reported amounts of $178,412.

The effect on net income (after tax) was to reduce net income from $507,824 for second quarter 2006 to $400,776, and for the first six months of 2006 from net income of $78,292 to a net loss of $28,754.

The error and its impact on financial reporting was identified due to recent changes to improve reporting for the analysis of data as proposed by the CFO and Board of Directors, based on their experience with reporting in other companies. These changes in reporting, although primarily operationally driven, also relate to the Company’s continued focus on controls to fully implement the Sarbanes-Oxley Act of 2002 in the upcoming 2007 fiscal year.

Our CFO reviewed and discussed these issues as well as the required accounting treatment and disclosure with Elliott Davis, LLC, our independent registered public accounting firm. We have determined that the impact of correcting the errors in our financial statements for the quarter and six months ended June 30, 2006 would be material if the errors were corrected in the third quarter. As a result, we determined that it was appropriate to amend as soon as practicable the Form 10-QSB to restate our financial statements to correct the error in the period in which it originated.

All amounts in this quarterly report on Form 10-QSB/A have been updated, as appropriate, to reflect such restatement. We have not updated this quarterly report on Form 10-QSB/A for subsequent events occurring after the filing of the original Form 10-QSB on August 14, 2006.

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUES
Software applications segment	$1,446,005	$1,142,039	$2,550,077	$2,128,788
Technology solutions segment	9,255,692	6,156,389	12,994,024	9,261,944

Net sales and service revenue	10,701,697	7,298,428	15,544,101	11,390,732
COST OF SALES
Software applications segment
Cost of sales excluding depreciation, amortization and capitalization	691,312	499,477	1,165,567	1,005,915
Depreciation	17,885	6,689	36,285	14,715
Amortization of capitalized software costs	207,751	121,049	358,760	254,672
Capitalization of software costs	(407,816)	(125,813)	(589,591)	(327,074)

Total software applications segment cost of sales	509,132	501,402	971,021	948,228

Technology solutions segment
Cost of sales excluding depreciation	7,967,396	4,250,616	10,822,704	6,729,104
Depreciation	28,469	8,539	50,069	17,834

Total technology solutions segment cost of sales	7,995,865	4,259,155	10,872,773	6,746,938

Total cost of sales	8,504,997	4,760,557	11,843,794	7,695,166

Gross profit	2,196,700	2,537,871	3,700,307	3,695,566
OPERATING EXPENSES
Salaries and wages and benefits (excluding stock-based compensation)	894,324	773,474	1,665,539	1,375,865
Stock based compensation	81,258	—	695,212	631,174
Reverse acquisition costs	—	—	—	759,283
Professional and legal compliance and litigation costs	88,208	220,303	430,888	220,303
Marketing costs	59,952	—	149,856	—
Travel and mobile costs	149,815	90,168	232,260	152,394
Depreciation	41,513	14,772	76,624	27,451
Other selling, general and administrative expenses	207,878	183,337	303,588	323,568

Total operating expenses	1,522,948	1,282,054	3,553,967	3,490,038

Operating income	673,752	1,255,817	146,340	205,528
OTHER INCOME (EXPENSE)
Interest income	819	—	3,000	6,023
Interest expense	(96,592)	(77,198)	(188,977)	(90,202)
Amortization of loan fees	—	—	(17,458)	(24,442)
Gain (loss) on disposal of property and equipment	—	—	—	100
Unrealized loss on warrants	—	(108,267)	—	(3,193,188)

Net other income (expense)	(95,773)	(185,465)	(203,435)	(3,301,709)

Income (loss) before income taxes	577,979	1,070,352	(57,095)	(3,096,181)
INCOME TAX EXPENSE (BENEFIT)	177,203	481,762	(28,341)	(1,235,328)

NET INCOME (LOSS)	$400,776	$588,590	$(28,754)	$(1,860,853)

BASIC EARNINGS (LOSS) PER SHARE	$0.12	$0.22	$(0.01)	$(0.71)

DILUTED EARNINGS (LOSS) PER SHARE	$0.04	$0.05	$(0.01)	$(0.71)

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	3,340,004	2,631,786	3,119,657	2,631,786

– Diluted	11,362,728	12,474,658	11,262,792	2,631,786

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$334,310	$—
Accounts receivable, net	8,263,867	5,891,950
Inventories	15,197	—
Prepaid expenses	97,700	70,962
Taxes receivable	343,896	192,918

Total current assets	9,054,970	6,155,830
PROPERTY AND EQUIPMENT, net	718,671	411,835
COMPUTER SOFTWARE COSTS, net	1,254,485	983,654
OTHER ASSETS	55,737	22,475

	$11,083,863	$7,573,794

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,538,639	$2,349,785
Deferred revenue	2,530,429	1,498,418
Deferred tax liability	415,082	298,764
Bank line of credit	1,842,000	1,701,000
Current portion of note payable	100,000	—
Subordinated notes payable to shareholders	2,250,400	2,250,400

Total current liabilities	10,676,550	8,098,367

NOTE PAYABLE, less current portion	265,428	—

	$10,941,978	$8,098,367

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value; 40,000,000 shares authorized; 3,369,030 shares issued and outstanding	3,369	2,632
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 7,012,736 shares issued and outstanding	7,013	7,218
Additional paid-in capital	6,005,049	5,111,736
Retained earnings (deficit)	(5,674,913)	(5,646,159)
Unearned stock compensation	(198,633)	—

Total shareholders’ equity (deficit)	141,885	(524,573)

	$11,083,863	$7,573,794

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Stock Compensation	Total
Balances at December 31, 2005	$2,632	$7,218	$5,111,736	$(5,646,159)	$—	$(524,573)
Barron’s conversion of preferred stock into common stock	205	(205)	—	—	—	—
Stock based compensation	532	—	893,313	—	(198,633)	695,212
Net loss for six months ended June 30, 2006	—	—	—	(28,754)	—	(28,754)

Balances at June 30, 2006	$3,369	$7,013	$6,005,049	$(5,674,913)	$(198,633)	$141,885

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2006	June 30, 2005
OPERATING ACTIVITIES
Net loss	$(28,754)	$(1,860,853)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	539,196	314,672
Stock compensation expense, net	695,212	631,174
Deferred income taxes	116,318	(1,209,508)
Gain on disposal of fixed assets	—	(100)
Unrealized loss on financial instrument	—	3,193,188
Changes in deferred and accrued amounts
Accounts receivable	(2,371,917)	(3,465,393)
Inventories	(15,197)	(168,729)
Prepaid expenses and other assets	(44,196)	(28,043)
Accounts payable	1,188,854	810,892
Deferred revenue	1,032,011	885,947
Taxes payable (receivable)	(150,978)	(325,054)

Net cash provided by (used for) operating activities	960,549	(1,221,807)

INVESTING ACTIVITIES
Purchase of property and equipment	(469,814)	(93,278)
Capitalization of computer software	(589,591)	(327,074)
Purchase of computer software	(40,000)	—
Trademarks	(33,262)	—

Net cash used for investing activities	(1,132,667)	(420,352)

FINANCING ACTIVITIES
Net borrowings under line of credit	141,000	1,051,000
Borrowings under note payable	400,000	—
Repayments of note payable	(34,572)	—
Payment of debt issuance costs	—	(83,800)
Proceeds from notes payable to shareholders	—	1,875,200
Repayments under notes payable to shareholders	—	(1,500,000)
Dividends paid	—	(3,460,000)
Redemption of stock options	—	(899,144)
Purchase of VerticalBuyer shell	—	(415,024)
Payments for purchase of stock from shareholders	—	(3,624,800)
Proceeds from issuance of preferred stock and related warrants	—	5,042,250

Net cash provided by (used for) financing activities	506,428	(2,014,318)

Net increase (decrease) in cash and cash equivalents	334,310	(3,656,477)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	3,656,477

CASH AND CASH EQUIVALENTS, END OF PERIOD	$334,310	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$304,554	$12,512
Income Taxes	$6,318	$308,500

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

The common and potential common shares are used in the calculation of diluted earnings per share for the quarters ended June 30, 2005 and 2006, respectively, while for the six months ended June 30, 2005 and 2006 they are not, as the effect is anti-dilutive due to the net loss reported for both periods.

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

On March 17, 2005, CSI entered into a revolving credit facility with RBC. Fees for the transaction were $83,800. The facility allows the Company to borrow up to 80% of accounts receivable balances. The total balance borrowed may not exceed the facility limit. Outstanding amounts under the facility bear interest at Libor rate plus 0.275% (7.86% at June 30, 2006), payable monthly and originally matured on May 1, 2006. The maturity date was extended several times. Most recently, on July 14, 2006, the Company and RBC Centura Bank executed a modification agreement extending the maturity date of the facility from July 15, 2006 to July 15, 2007. The modification agreement increased the principal amount of the facility from the original $3.0 million to $3.5 million. The reason for the increase in principal was to support increasing working capital requirements of the Company. Please see “Item 2. Management’s Discussion and Analysis or Plan of Operation” under “Credit Arrangements” for further discussion of the revolving credit facility.

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

	Ending Market Value @			Quarterly (Loss) / Gain
	Warrant Group 1 3,608,868 shares	Warrant Group 2 3,608,868 shares	Total Value
Book Value at Grant Date	$2,761,147	$2,273,885	$5,035,032
March 31, 2005	4,511,085	3,608,868	8,119,953	$(3,084,921)
June 30, 2005	4,619,352	3,608,868	8,228,220	(108,267)
September 30, 2005	3,969,756	3,067,538	7,037,294	1,190,926
November 7, 2005	3,356,249	2,093,143	5,449,392	1,587,902

2005 Fiscal Year (Loss) / Gain				$(414,360)

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

	Software Applications	Technology Solutions	Total Company
Quarter ended June 30, 2006:
Net sales and service revenue	$1,446,005	$9,255,692	$10,701,697
Gross profit	936,873	1,259,827	2,196,700
Segment income	341,341	501,877	(*)
Segment assets	3,252,591	7,831,272	11,083,863
Quarter ended June 30, 2005:
Net sales and service revenue	$1,142,039	$6,156,389	$7,298,428
Gross profit	640,637	1,897,234	2,537,871
Segment income	145,768	1,330,352	(*)
Segment assets	2,464,276	5,951,094	8,415,370

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2006:
Net sales and service revenue	$2,550,077	$12,994,024	$15,544,101
Gross profit	1,579,056	2,121,251	3,700,307
Segment income	510,795	761,645	(*)
Segment assets	3,252,591	7,831,272	11,083,863
Six months ended June 30, 2005:
Net sales and service revenue	$2,128,788	$9,261,944	$11,390,732
Gross profit	1,180,560	2,515,006	3,695,566
Segment income	343,257	1,520,797	(*)
Segment assets	2,464,276	5,951,094	8,415,370

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Quarter Ended
	June 30, 2006	June 30, 2005
Segment income:
Software applications segment	$341,341	$145,768
Technology solutions segment	501,877	1,330,352

TOTAL SEGMENT INCOME	843,218	1,476,120
Less: Merger and compliance costs
Stock based compensation	(81,258)	—
Professional and legal compliance and litigation related costs	(88,208)	(220,303)

OPERATING INCOME Per consolidated Statements of Operations	$673,752	$1,255,817

	Six Months Ended
	June 30, 2006	June 30, 2005
Segment income:
Software applications segment	$510,795	$343,257
Technology solutions segment	761,645	1,520,797

TOTAL SEGMENT INCOME	1,272,440	1,864,054
Less: Merger and compliance related costs
Stock based compensation	(695,212)	(631,174)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	—	(47,766)
Reverse acquisition costs	—	(759,283)
Professional and legal compliance costs	(430,888)	(220,303)

OPERATING INCOME Per Statement of Operations	$146,340	$205,528

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Overview of Financial Performance

Our revenues improved approximately $3.4 million or 46.6% for the 2006 second quarter compared to the same period of the prior year due to increases in both technology solutions and software applications sales. For the six month period ended June 30, 2006 our revenues increased by approximately $4.2 million, or 36.5%, compared to the same period in the prior year.

The gross profit for the quarter decreased by $341,171 or 13.4%, and for the six months improved by $4,741, or 0.1%. The gross margin percentage was 20.5% and 34.8% for the quarters ended June 30, 2006 and 2005, respectively. The gross margin percentage was 23.8% and 32.4% for the six months ended June 30, 2006 and 2005, respectively. The overall decrease in margin for the quarter was attributed to a decline in hardware margins, partially offset by improvements in the software margins. The improvement in software margins for the quarter came from an increase in new software sales and related services, while costs remained flat over the prior year. Total personal computer sales both as reseller and agent declined slightly resulting in decreased gross profit from reduced commissions. The decrease in margins for the quarter on the hardware side also came from increased competitive pressure in the market place for hardware in general, partially offset by a slight improvement in gross profit from engineering services.

The increase in gross profit for the six months ended June 30, 2006 was attributed to the increase in both software and hardware gross profits driven by the corresponding increases in revenues of both segments in the first quarter, substantially offset by a decline in gross profit of 13.4% in the second quarter of 2006. The overall decrease in margin percentage can be attributed to the decrease in hardware margins due to reduced computer systems commissions and increased competition in the hardware space. These factors were partially offset by sales of higher margin engineering services and the improvement in software margins resulting from the increase in new software sales and support coupled with a decrease in the number of implementations requiring purchased third party software components for the first quarter of 2006.

Operating income declined from the year ago quarter by $582,065 or 46.4% and declined for the six months by $59,188, or 28.8%. The decrease in the second quarter was largely attributed to the decrease in gross profit, coupled with slight increases across various operating expenses. The decline over the six month period was primarily attributed to increased operating salaries, professional and legal and compliance costs and increases in various other operating expenses, offset by the non-recurrence in 2006 of expenses in 2005 related to the reverse merger. An increase in gross profit of the software applications segment was substantially offset by lower hardware margins and slight increases in operating expenses for the same period of time. Further analysis of financial performance is discussed below in subsequent sections of this report.

Consolidated Results of Operations for three months ended June 30, 2006 versus three months ended June 30, 2005

The following table and discussion sets forth the change in sales and the major items impacting the change in operating income for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005.

	Three Months Ended
	June 30, 2006	June 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$10,701,697	$7,298,428	$3,403,269
GROSS PROFIT	2,196,700	2,537,871	(341,171)
OPERATING INCOME	673,752	1,255,817	(582,065)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$3,403,269
Cost of sales excluding depreciation, amortization and capitalization			(3,908,615)
Depreciation and Amortization			(117,828)
Capitalization of Software Costs			282,003

			(341,171)
Operating Expenses:
Salaries, wages and benefits			(120,850)
Reverse acquisition costs			—
Stock based compensation			(81,258)
Professional and legal compliance and litigation related costs			132,095
Marketing costs			(59,952)
Travel and mobile costs			(59,647)
Depreciation			(26,741)
Other SG&A expenses			(24,541)

			$(582,065)

Revenue

Total sales in the second quarter of 2006 increased $3,403,269 in comparison with the second quarter of 2005. This net increase includes a $3,099,303 increase in hardware sales and services through the technology solutions segment and a $303,966 increase in software sales and services through the software solutions segment.

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

Gross Profit

Gross profit in the second quarter of 2006 decreased $341,171, or 13.4%, in comparison with the second quarter of 2005. The gross margin percentage was 20.5% and 34.8% for the quarters ended June 30, 2006 and 2005, respectively. The overall decrease in gross profit can be attributed to a decline in hardware gross profit of 33.6%, offset in part by improvements in the software gross profit of approximately 46.2%. Total personal computer sales both as reseller and agent declined, resulting in decreased gross profit from reduced commissions. The decrease in margins on the hardware side also came from increased competition in the hardware market partially offset by more profitable engineering services. The improvement in software margins came from an increase in new software sales and related services, while costs remained flat over the prior year.

Operating Expenses

Operating expenses increased $240,894, or 18.8%, in the second quarter of 2006 compared to the second quarter of 2005. The above table analyzes the major items that account for this increase. The majority of the increase, approximately $121,000, was related to increased salaries, wages and benefits primarily due to the increase in sales force. Following is a brief explanation of the other operating expenses and the related impact in the second quarter.

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

Professional and legal compliance and litigation related costs decreased in second quarter 2006, over second quarter 2005 by $132,095. A significant amount of this decrease was related to reduced registration costs and litigation expenses related to the reverse merger, partially offset by increased costs associated with ongoing compliance, primarily the costs associated with the issuance of our first formal annual report and proxy during the second quarter. While the costs associated with the reverse merger and registration are likely to decrease in future periods, we anticipate that the audit fees and Sarbanes-Oxley related costs will continue.

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

Operating Income

Operating income declined from the year ago quarter by $582,065 or 46.4%. The decrease in the second quarter was largely attributed to the decrease in gross profit, coupled with increases in operating expenses. The decrease in gross profit was attributed to a decline in hardware gross profit, offset by improvements in the software gross profit, while operating expenses increased across various accounts as discussed above.

Segment information

CSI is organized into the two segments: software applications and technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	June 30, 2006	June 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$1,446,005	$1,142,039	$303,966
GROSS PROFIT	936,873	640,637	296,236
SEGMENT INCOME (LOSS)	341,341	145,768	195,573

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$303,966
Cost of sales excluding depreciation, amortization and capitalization			(191,835)
Depreciation and Amortization			(97,898)
Capitalization of Software Costs			282,003

			296,236
Operating Expenses:
Salaries, wages and benefits			(17,696)
Other SG&A expenses			(82,967)

			$195,573

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

	Three Months Ended
	June 30, 2006	June 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$9,255,692	$6,156,389	$3,099,303
GROSS PROFIT	1,259,827	1,897,234	(637,407)
SEGMENT INCOME	501,877	1,330,352	(828,475)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$3,099,303
Cost of sales excluding depreciation			(3,716,780)
Depreciation			(19,930)

			(637,407)
Operating Expenses:
Salaries, wages and benefits			(200,674)
Other SG&A expenses			9,606

			$(828,475)

Hardware sales increased over second quarter 2005 by $3,099,303, or 50.3%, due to increases in new hardware sales, support agreement revenues and third party service agreement revenues, partially offset by a decrease in hardware commissions. The increase in new hardware sales and decrease in hardware commissions is attributed to large dollar sales of computer systems and peripherals, where CSI purchased the hardware and acted as reseller rather than agent. Depending on the circumstances, which may include funding, financing costs, deal size, bid or other sales processes and considerations, CSI acts as agent on computer system sales in which case the only revenue recorded is the commissions. The results from these deals are partially seen in the increase in hardware sales and resulting increase in the costs of purchased components. Total personal computer sales both as reseller and agent declined, resulting in decreased gross profit from reduced commissions. The net impact on gross profit is approximately the same whether we act as reseller or agent. Increased competition in the hardware markets in general affected pricing, which impacted margins, The increases were partially offset by higher margin engineering services. The significant increase in cost of sales excluding depreciation is the result of the previously mentioned deals, as well as increases in salaries related to technical delivery and travel and mobile costs.

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

	Software Applications	Technology Solutions	Total Company
Quarter ended June 30, 2006:
Net sales and service revenue	$1,446,005	$9,255,692	$10,701,697
Gross profit	936,873	1,259,827	2,196,700
Segment income	341,341	501,877	(*)
Segment assets	3,252,591	7,831,272	11,083,863
Quarter ended June 30, 2005:
Net sales and service revenue	$1,142,039	$6,156,389	$7,298,428
Gross profit	640,637	1,897,234	2,537,871
Segment income	145,768	1,330,352	(*)
Segment assets	2,464,276	5,951,094	8,415,370

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Quarter Ended
	June 30, 2006	June 30, 2005
Segment income:
Software applications segment	$341,341	$145,768
Technology solutions segment	501,877	1,330,352

TOTAL SEGMENT INCOME	843,218	1,476,120
Less: Merger and compliance costs
Stock based compensation	(81,258)	—
Professional and legal compliance and litigation related costs	(88,208)	(220,303)

OPERATING INCOME Per consolidated Statements of Operations	$673,752	$1,255,817

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

Income Taxes

Income taxes decreased by $304,559, or 63.2%, in the second quarter of 2006 compared to the second quarter of 2005. The decrease was due to the tax impact of the decline in gross profit of approximately $341,000 and the decrease in operating income of approximately $582,000, partially offset by a reduction of other expenses as a result of having no loss associated with the warrants in 2006.

Net Income and Earnings per Share

Net income decreased $187,814, or 32.0%, to $400,776 for second quarter 2006. The decrease in net income resulted from the reduction in hardware margins and increased operating expenses, which were partially offset by the increase in software margins, the absence of reverse acquisition costs, the reduction in professional and legal compliance and litigation costs and the absence of the unrealized loss on the warrants.

Basic earnings per share declined from $0.22 in the second quarter 2005 to $0.12 in the second quarter of 2006, while diluted earnings per share declined slightly, from $.05 per share in second quarter 2005 to $0.04 per share in 2006. This unfavorable decline resulted from the downward pressure on margins and increased operating expenses, partially offset by the absence of the $108,267 unrealized loss on warrants as previously discussed. The additional preferred stock, warrants and employee held options issued in connection with the merger in February 2005 were included in the calculation of diluted earnings per share for second quarter 2005 and 2006. See Note 2 to the financial statements for additional discussion surrounding the calculation of earnings per share.

Consolidated Results of Operations for six months ended June 30, 2006 versus six months ended June 30, 2005

The following table and discussion sets forth the change in sales and the major items impacting the change in operating income for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005.

	Six Months Ended
	June 30, 2006	June 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$15,544,101	$11,390,732	$4,153,369
GROSS PROFIT	3,700,307	3,695,566	4,741
OPERATING INCOME	146,340	205,528	(59,188)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$4,153,369
Cost of sales excluding depreciation, amortization and capitalization			(4,253,252)
Depreciation and Amortization			(157,893)
Capitalization of Software Costs			262,517

			4,741
Operating Expenses:
Salaries, wages and benefits			(289,674)
Reverse acquisition costs			759,283
Stock based compensation			(64,038)
Professional and legal compliance and litigation related costs			(210,585)
Marketing costs			(149,856)
Travel and mobile costs			(79,866)
Depreciation			(49,173)
Other SG&A expenses			19,980

			$(59,188)

Revenue

Our revenues for the first six months of 2006 were $15,544,101, $4,153,369 or 36.5% higher than the first six months of 2005. The change resulted from the increase in sales for the first quarter of $750,100 over the prior year period coupled with a $3,403,269 increase in the second quarter. Technology solutions segment sales of internet-protocol based telephony equipment, instructional hardware, computer systems and printing and fax machines increased substantially through the first and second quarters. In addition, increases in engineering service revenues, technology support revenues and third party service agreement revenues contributed to the increase but were partially offset by a decrease in hardware commission revenues. The increase in the hardware product revenues was related to large computer system sales which occurred in the second quarter of 2006. In connection with these sales, CSI purchased the hardware and acted as reseller rather than agent.

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

Gross Profit

Gross profit was $3,700,307 for the first six months of 2006, an increase of $4,741 or 0.13% over the same period of the prior year. The gross margin was 23.8% for the first six months of 2006 versus 32.4% for the same period of 2005. The increase in gross profit was attributed to the increase in both software and hardware gross profits driven by the corresponding increases in revenues of both segments in the first quarter, partially offset by a decline in gross profit of 13.4% in the second quarter of 2006. The overall decrease in margin can be attributed to the decrease in hardware margins due to increasing competitive pressures in the hardware space in general, and decreased hardware commissions. These decreases were offset in part by more profitable engineering services in the second quarter 2006 and the improvement in software margins resulting from the increase in new software sales and support coupled with a decrease in the number of implementations requiring purchased third party software components for the first quarter of 2006.

In late 2005, CSI increased the number of software sales personnel and in early 2006 restructured the sale force from a single segment (software or technology) product focus to a combined effort, supported by product specialists. As a result, in first six months of 2006 salaries, wages and benefits related to product development, software delivery and training services increased by approximately $174,004, or 23.6%. Hardware salaries and wages remained relatively flat, showing a slight decrease of 3.1%. The results from the large technology deals that occurred in 2006 are partially seen in the increase in new hardware sales and hardware cost of sales. The net impact on gross profit is approximately the same whether we acts as reseller or agent for these larger deals. In total, total personal computer sales both as reseller and agent declined, resulting in decreased gross profit from reduced commissions. In addition, increases in competition in developing hardware lines, primarily classroom based solutions, had a negative impact on margin.

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

Operating Income

Operating income for the six months ended June 30, 2006 was $146,340, a decrease of $59,188 or 28.8% compared to the same period of the prior year. This decrease in operating income was the result of the $522,877 improvement in the first quarter of 2006 being more than offset by the decrease of $582,065 in the second quarter of 2006. The overall first half 2006 decline was due to increased sales and improved software margins, offset by reduced hardware margins and increases in: our operating expenses primarily as a result of increases in salaries, wages and benefits; professional and legal compliance costs; marketing costs; travel and mobile costs; and depreciation and amortization.

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

Technology solutions segment

	Six Months Ended
	June 30, 2006	June 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$12,994,024	$9,261,944	$3,732,080
GROSS PROFIT	2,121,251	2,515,006	(393,755)
SEGMENT INCOME	761,645	1,520,797	(759,152)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit
Sales			$3,732,080
Cost of sales excluding depreciation			(4,093,600)
Depreciation			(32,235)

			(393,755)
Operating Expenses
Salaries, wages and benefits			(163,799)
Other SG&A expenses			(201,598)

			$(759,152)

Technology solutions segment sales increased by $3,732,080, or 40.3% in the first six months of 2006 over the same period in 2005. Sales of internet-protocol based telephony equipment, instructional hardware, computer systems and printing and fax machines increased substantially through the first and second quarters. In addition, increases in engineering service revenues, technology support agreement revenues and third party service agreement revenues contributed to the increase but were partially offset by a decrease in commission revenues. The increase in the hardware product revenues was related to large dollar computer system sales which occurred in the second quarter of 2006. In connection with these sales, CSI purchased the hardware and acted as reseller rather than agent. The significant increase in cost of sales, excluding depreciation, was primarily the result of the sales of computer systems as reseller rather than agent. Such sales represented approximately 70% of the increase, with the remainder due to increases in salaries related to technical delivery and travel and mobile costs.

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

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2006:
Net sales and service revenue	$2,550,077	$12,994,024	$15,544,101
Gross profit	1,579,056	2,121,251	3,700,307
Segment income	510,795	761,645	(*)
Segment assets	3,252,591	7,831,272	11,083,863

Six months ended June 30, 2005:
Net sales and service revenue	$2,128,788	$9,261,944	$11,390,732
Gross profit	1,180,560	2,515,006	3,695,566
Segment income	343,257	1,520,797	(*)
Segment assets	2,464,276	5,951,094	8,415,370

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Six Months Ended
	June 30, 2006	June 30, 2005
Segment income:
Software applications segment	$510,795	$343,257
Technology solutions segment	761,645	1,520,797

TOTAL SEGMENT INCOME	1,272,440	1,864,054
Less: Merger and compliance related costs
Stock based compensation	(695,212)	(631,174)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	—	(47,766)
Reverse acquisition costs	—	(759,283)
Professional and legal compliance costs	(430,888)	(220,303)

OPERATING INCOME Per Statement of Operations	$146,340	$205,528

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

Income Taxes

Income taxes increased by approximately $1.2 million, or 97.7%, in the first six months of 2006 compared to the first six months of 2005. The increase was due to the reduction in operating income and more significantly, the absence in 2006 of the tax effect, approximately $1.3 million, of the $3.2 million loss associated with the warrants in 2005.

Net Income (Loss) and EPS

The net loss of $1,860,853 in the first six months of 2005 improved by $1,832,099, or 98.5%, compared to the net loss of $28,754 for first six months of 2006. The reduced loss was due primarily to the absence of the unrealized loss on the warrants which occurred in 2005, coupled with the slight increase in gross profit and decrease in operating income.

Basic earnings per share improved from a loss per share of $0.71 in the first six months of 2005, to a loss per share of $0.01 in the first six months of 2006. Diluted earnings per share also improved from the $0.71 loss per share in the first six months of 2005 to a loss per share of $0.01 in the first six months of 2006. These improvements resulted primarily from the absence of the $3.2 million unrealized loss on warrants as previously discussed, coupled with the decrease in operating income. Diluted earnings per share were the same as basic earnings per share for the six months ended June 30, 2005 and 2006, as their effect, due to losses being reported in both periods, was anti-dilutive. Due to being anti-dilutive, the additional preferred stock, warrants and employee held options issued in connection with the merger in February 2005 were not included in the calculation of diluted earnings per share for the six months ended June 30, 2005 and 2006. See Note 2 to the financial statements for additional discussion surrounding the calculation of earnings per share. Also see comments regarding net income to be reported for the third and fourth quarters in the “Interest and other income and expenses” section above.

Liquidity and Capital Resources

Cash increased from $0 at December 31, 2005 to $334,310 at June 30, 2006, due primarily to changes in current asset and liability account balances of $960,549 and financing activities of $506,428, offset by the net loss of $28,754 adjusted for non-cash items, and cash used for investing activities of $1,132,667.

Cash from Operating Activities

Cash provided by operating activities totaled $960,549 in the first six months of 2006 compared to cash used for operating activities of $1,221,807 in the first six months of 2005. The increase of $2,182,356 in 2006 is due primarily to the decrease in operating losses, the increase in depreciation and amortization, and the increase in deferred income taxes, offset against the absence of the loss related to the warrant, the increases in deferred revenue and changes in the current assets and liabilities balances as noted below.

Changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts receivable and accounts payable were due to the large technology deals, which occurred in the second quarter of 2006, where we acted as reseller rather than agent, and therefore recorded significant amounts due from clients and due to vendors supplying the product sold related to these deals. Increased hardware demand and timing of sales also resulted in an increase in inventories. The increase in deferred revenue is in connection with a significant increase in support agreements previously discussed, as they are deferred over the life of the agreement. The increase in the taxes receivable balance is the result of the tax refund provided for by the loss incurred in the first and second quarters due to the costs related to stock compensation and professional and legal compliance and litigation costs, and to some extent a shift between current and deferred taxes for temporary items including the payment in 2006 of certain 2005 year end accruals.

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

Cash from Financing Activities

Cash provided by financing activities netted to $506,428 in the first six months of 2006 compared to cash used of $2,014,318 in the first six months of 2005. The increase of $2,520,746 is due primarily to the absence of activities related to the reverse acquisition in 2005 and the incurrence of a $400,000 term loan with RBC Centura bank in 2006.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to insure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15e and 15d-15e under the Exchange Act) as of the end of the period covered by this report. This evaluation was subsequently modified due to the refinement of the analysis of the items described below. Based on and as of the date of such evaluation, as modified, these officers concluded that our disclosure controls and procedures were not effective for the reasons described in the following paragraphs.

In March 2005, the Public Company Accounting Oversight Board, or PCAOB, defined a “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected, or that a company will be unable to comply with laws and regulations, which includes the timely filing of required reports with the Securities and Exchange Commission. Based upon evaluation under this standard, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were ineffective due to a significant deficiency in our internal controls over the application of existing accounting principles to new public reporting disclosures and particularly related to the application of generally accepted accounting principles to new transactions. The significant deficiency in our controls related to financial reporting was determined to exist on August 16, 2005, at which time the CFO in consultation with the CEO and the audit committee of the board of directors determined the Company still lacked sufficient internal resources to ensure compliance with new emerging issues, or to fully review its compliance in all areas of financial disclosure on a timely basis, following its inception of reporting as a public company and hiring of its first CFO with SEC reporting experience. Prior to February 11, 2005, we were a public shell with virtually no operations and had limited need for staff with highly technical accounting and public reporting expertise. In addition, our predecessor, Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”) was a private company and likewise had no need for staff with technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and resumed public reporting of significant operations. It was not until May 6, 2005 that we hired a chief financial officer with prior public reporting experience who is accustomed to dealing with more complex accounting matters. As a result, we were unable to file without utilizing extensions and, as previously disclosed, had to amend certain of our financial reports for 2004 and 2005.

We determined that the deficiencies mentioned above would be addressed both through the hiring or engaging of additional resources and implementation of the Sarbanes-Oxley Act requirements, since this implementation could result in identification of additional areas where we may need technical resources. In January 2006 we hired an additional person with public reporting experience and engaged outside technical resources. However, based on our CFO’s experience and with an increase in staff, we expect we will receive additional suggestions for improvement in controls during the process of implementing the Sarbanes-Oxley Act. We will be implementing recommendations throughout the process and are unsure of whether we will be able to entirely eliminate any possibility of a significant deficiency until we have completed this process. Even so, due to the increasing number and complexity of pronouncements, emerging issues and releases, we expect there will always be some risk related to financial disclosures, albeit mitigated following implementation of the Sarbanes-Oxley Act requirements, which we anticipate will be completed in 2007.

As discussed above, we maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. On September 12, 2006, the Audit Committee of our Board of Directors, in consultation with our Chief Financial Officer and Chief Executive Officer, concluded that the previously issued financial statements contained in our quarterly report on Form 10-QSB for the quarter and six months ended June 30, 2006 should not be relied upon due to an error in a transactional report which was used to accrue sales and the associated costs of goods sold in June of 2006. The error occurred despite indiscriminate sample testing of the report calculations during the review process, and corroborative inquiry as to the validity of related operational activity. To mitigate the risk of a similar error occurring in the future, we have implemented a policy to increase report testing including random sampling and a more detailed review of all large dollar amounts. The error was identified, albeit subsequent to the filing of the Form 10-QSB, due to recent improvements surrounding the reporting process which were proposed by the CFO and Board of Directors based on their experience with reporting in other companies. These changes in reporting, although primarily operationally driven, also relate to the Company’s continued focus on internal controls. The event described above and its financial impact were previously disclosed in our Form 8-K which was filed with the Securities and Exchange Commission on September 18, 2006.

As a result of the error identified through our review, we have restated our financial statements as of and for the three and six months ended June 30, 2006, as set forth in this report, in order to correct the error in the period in which it originated. The decision to restate was made with the concurrence of Elliott Davis, LLC, our independent registered public accounting firm.

Other than as described above in this item, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the three and six month periods ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Letter Agreement by and between the Company and RBC Centura Bank dated August 10, 2006.*

10.2	Restricted Stock Agreement by and between the Company and Jeffery A. Bryson dated June 20, 2006.*

10.3	Reseller Agreement by and between the Company and Promethean, Inc. dated April 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 24, 2006).

10.4	IDS Branded Reseller Agreement by and between the Company and Information Delivery Systems, LLC dated April 18, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 24, 2006).

10.5	Change in Terms Agreement by and between the Company and RBC Centura Bank dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 3, 2006).

10.6	Business Loan Agreement by and between the Company and RBC Centura Bank dated April 24, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 3, 2006).

10.7	Investor Relations Consulting Agreement by and between the Company and Alliance Advisors, LLC dated July 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 14, 2006).

10.8	Modification Agreement by and between the Company and RBC Centura Bank dated July 14, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 19, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.**

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.**

*	Previously filed.

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: October 30, 2006	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: October 30, 2006	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Letter Agreement by and between the Company and RBC Centura Bank dated August 10, 2006.*

10.2	Restricted Stock Agreement by and between the Company and Jeffery A. Bryson dated June 20, 2006.*

10.3	Reseller Agreement by and between the Company and Promethean, Inc. dated April 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 24, 2006).

10.4	IDS Branded Reseller Agreement by and between the Company and Information Delivery Systems, LLC dated April 18, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 24, 2006).

10.5	Change in Terms Agreement by and between the Company and RBC Centura Bank dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 3, 2006).

10.6	Business Loan Agreement by and between the Company and RBC Centura Bank dated April 24, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 3, 2006).

10.7	Investor Relations Consulting Agreement by and between the Company and Alliance Advisors, LLC dated July 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 14, 2006).

10.8	Modification Agreement by and between the Company and RBC Centura Bank dated July 14, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 19, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.**

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.**

*	Previously filed.

**	Filed herewith.