Form 10QSB
period 2006-09-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2006-11-13
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

3,429,030 as of November 10, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
REVENUES
Software applications segment	$1,448,180	$1,033,723	$3,998,257	$3,162,511
Technology solutions segment	5,679,357	5,917,627	18,673,381	15,179,571

Net sales and service revenue	7,127,537	6,951,350	22,671,638	18,342,082
COST OF SALES
Software applications segment
Cost of sales excluding depreciation, amortization and capitalization	709,770	437,317	1,875,339	1,443,232
Depreciation	12,903	13,598	50,282	28,313
Amortization of capitalized software costs	171,457	112,238	529,123	366,910
Capitalization of software costs	(337,712)	(166,289)	(927,303)	(493,363)

Total software applications segment cost of sales	556,418	396,864	1,527,441	1,345,092

Technology solutions segment
Cost of sales excluding depreciation	4,879,467	5,105,482	15,703,770	11,834,586
Depreciation	20,954	17,374	69,423	35,208

Total technology solutions segment cost of sales	4,900,421	5,122,856	15,773,193	11,869,794

Total cost of sales	5,456,839	5,519,720	17,300,634	13,214,886

Gross profit	1,670,698	1,431,630	5,371,004	5,127,196
OPERATING EXPENSES
Salaries and wages and benefits (excluding stock-based compensation)	847,916	758,112	2,513,458	2,133,977
Stock based compensation	179,937	—	875,148	631,174
Reverse acquisition costs	960	—	64,129	759,283
Acquisition costs	21,709	—	38,273	—
Professional and legal compliance and litigation costs	72,368	161,258	434,023	381,561
Marketing costs	33,509	—	124,639	—
Travel and mobile costs	97,711	120,805	329,971	273,199
Depreciation	49,291	29,028	124,822	56,479
Other selling, general and administrative expenses	180,905	183,061	533,808	506,629

Total operating expenses	1,484,306	1,252,264	5,038,271	4,742,302

Operating income	186,392	179,366	332,733	384,894
OTHER INCOME (EXPENSE)
Interest income	101	—	3,101	6,023
Interest expense	(105,867)	(76,555)	(294,844)	(191,199)
Amortization of loan fees	—	—	(17,458)	—
Gain (loss) on disposal of property and equipment	—	—	—	100
Unrealized gain (loss) on financial instrument	—	1,190,926	—	(2,002,262)

Net other income (expense)	(105,766)	1,114,371	(309,201)	(2,187,338)

Income (loss) before income taxes	80,626	1,293,737	23,532	(1,802,444)
INCOME TAX EXPENSE (BENEFIT)	119,789	515,619	91,437	(719,709)

NET INCOME (LOSS)	$(39,163)	$778,118	$(67,905)	$(1,802,735)

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$0.30	$(0.02)	$(0.41)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0.06	$(0.02)	$(0.41)

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	3,413,541	2,631,786	3,196,662	2,631,786

– Diluted	3,413,541	12,069,580	3,196,662	2,631,786

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$—	$—
Accounts receivable, net	4,974,280	5,891,950
Inventories	36,432	—
Prepaid expenses	87,955	70,962
Taxes receivable	—	192,918
Deferred tax asset	356,240	—

Total current assets	5,454,907	6,155,830
PROPERTY AND EQUIPMENT, net	763,004	411,835
COMPUTER SOFTWARE COSTS, net	1,431,505	983,654
OTHER ASSETS	184,137	22,475

Total assets	$7,833,553	$7,573,794

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,501,193	$2,349,785
Deferred revenue	2,294,448	1,498,418
Deferred tax liability	509,872	298,764
Bank line of credit	655,000	1,701,000
Current portion of note payable	100,000	—
Subordinated notes payable to shareholders	2,250,400	2,250,400

Total current liabilities	7,310,913	8,098,367

NOTE PAYABLE, less current portion	239,970	—

Total liabilities	$7,550,883	$8,098,367

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value; 40,000,000 shares authorized; 3,429,030 and 2,631,786 shares issued and outstanding, respectively	3,429	2,632
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 7,012,736 and 7,217,736 shares issued and outstanding, respectively	7,013	7,218
Additional paid-in capital	6,144,187	5,111,736
Retained earnings (deficit)	(5,714,064)	(5,646,159)
Unearned stock compensation	(157,895)	—

Total shareholders’ equity (deficit)	282,670	(524,573)

Total liabilities and shareholders’ equity	$7,833,553	$7,573,794

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Unearned Stock Compensation	Total
Balances at December 31, 2005	$2,632	$7,218	$5,111,736	$(5,646,159)	$—	$(524,573)
Barron’s conversion of preferred stock into common stock	205	(205)	—	—	—	—
Stock based compensation	592	—	1,032,451	—	(157,895)	875,148
Net loss for nine months ended September 30, 2006	—	—	—	(67,905)	—	(67,905)

Balances at September 30, 2006	$3,429	$7,013	$6,144,187	$(5,714,064)	$(157,895)	$282,670

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2006	September 30, 2005
OPERATING ACTIVITIES
Net loss	$(67,905)	$(1,082,735)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	791,108	486,910
Stock compensation expense, net	875,148	631,174
Deferred income taxes	(145,132)	(733,138)
Gain on disposal of fixed assets	—	(100)
Unrealized loss on financial instrument	—	2,002,262
Changes in deferred and accrued amounts
Accounts receivable	917,670	(4,026,016)
Inventories	(36,432)	—
Prepaid expenses	(16,993)	(24,438)
Accounts payable	(848,592)	987,647
Deferred revenue	796,030	510,966
Taxes payable (receivable)	192,918	(286,521)

Net cash provided by (used for) operating activities	2,457,820	(1,533,989)

INVESTING ACTIVITIES
Purchase of property and equipment	(594,195)	(294,807)
Capitalization of computer software	(927,303)	(533,363)
Purchase of computer software	(68,325)	—
Trademarks and other assets	(161,967)	—

Net cash used for investing activities	(1,751,790)	(828,170)

FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	(1,046,000)	1,771,000
Borrowings under note payable	400,000	—
Repayments of note payable	(60,030)	—
Payment of debt issuance costs	—	(83,800)
Proceeds from notes payable to shareholders	—	1,875,200
Repayments under notes payable to shareholders	—	(1,500,000)
Dividends paid	—	(3,460,000)
Redemption of stock options	—	(899,144)
Purchase of VerticalBuyer shell	—	(415,024)
Payments for purchase of stock from shareholders	—	(3,624,800)
Proceeds from issuance of preferred stock and related warrants	—	5,042,250

Net cash provided used for financing activities	(706,030)	(1,294,318)

Net decrease in cash and cash equivalents	—	(3,656,477)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	3,656,477

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$403,894	$29,362
Income Taxes	$43,651	$308,500

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

Our internally developed software consists of fund accounting based financial management software and standards based lesson planning software. Our primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund,” or by source and purpose of funding. Our fund accounting software is used primarily by public sector and not-for-profit entities. In September 2005, we acquired standards based lesson planning software. This software is designed to allow education professionals to create, monitor and document lesson plans and their compliance with a state’s curriculum standards. Our results of operations related to our internally developed software, including an allocation of overheads, are reported in our software applications segment.

Our technology solutions are provided to more than 200 organizations. These solutions include, among other capabilities, planning, installation and management of computer, telephone, wireless, video conference, security monitoring, and distance and classroom learning projects. The technology solutions segment also provides subsequent support, monitoring and maintenance of equipment and systems. We have established associations with some of the largest vendors in the industry and others whom we believe offer innovative products. The results of operations related to our technology solutions, including an allocation of overheads, are reported in our technology solutions segment.

Organization

CSI (formerly VerticalBuyer, Inc.), a Delaware corporation, was incorporated on September 24, 1999. The Company currently trades in the over the counter market and is reported on the OTC Bulletin Board under the symbol “CSWI.OB.”

In the first quarter of 2005, we concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation since 1989 (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into the Company, our issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer.”

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

Basis of presentation

The consolidated financial statements include the accounts of Computer Software Innovations, Inc. and CSI Technology Resources, Inc., a wholly-owned subsidiary. CSI Technology Resources, Inc. was acquired by CSI on May 1, 2000 and became the technology services division of CSI through which its activities were reported for approximately one year. This subsidiary no longer has any significant operations or separate accounting, as all activities are now accounted for within CSI, except that certain vendor contracts are still in the name of CSI Technology Resources, Inc. At a future date, the name on these contracts may be converted and the subsidiary deactivated, subject to a review of any tax or legal implications. The consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows are unaudited. Inter-company balances and transactions have been eliminated. The Company uses the accrual basis of accounting. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent annual report on Form 10-KSB.

Certain amounts have been reclassified to conform to current presentation.

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding during the period. The weighted average number of common stock shares outstanding was 3,413,541 and 2,631,786 for the quarters ended September 30, 2006 and 2005. The weighted average number of common and potential common shares outstanding for the quarter ended September 30, 2006 was 12,219,361 (consisting of 3,413,541 shares outstanding and shares underlying the preferred stock, warrants and options of 7,012,736, 1,539,459 and 253,625, respectively) and 12,050,632 for the nine months ended September 30, 2006 (consisting of 3,196,662 shares outstanding, and shares underlying the preferred stock, warrants and options of 7,060,886, 1,539,459, and 253,625, respectively). The shares underlying the outstanding warrants and options of 7,217,736 and 268,343, respectively, were outstanding for the quarter and the nine months ended September 30, 2006; these shares are reduced by application of the treasury stock method, which assumes the proceeds from the exercise of the warrants and options are used to buy back shares off the market, thereby reducing the number of outstanding shares for the earnings per share calculation. The weighted average number of common and potential common shares outstanding for the quarter ended September 30, 2005 was 12,069,580 (consisting of 2,631,786 shares outstanding, and shares underlying preferred stock, warrants and options of 7,217,736, 1,965,329, and 254,729, respectively) and 12,280,222 for the nine months ended September 30, 2005 (consisting of 2,631,786 shares outstanding, and shares underlying the preferred stock, warrants and options of 7,217,736, 2,175,427, and 255,273, respectively). The shares underlying the outstanding warrants and options of 7,217,736 and 268,343, respectively, were assumed outstanding for the quarter ended and nine months ended September 30, 2005 and are reduced by application of the treasury stock method. Generally Accepted Accounting Principles (“GAAP”) require that in the case of thinly traded stock, management assess, among other factors, whether the market quoted price is representative of the price that would be effective were all shares issued in connection with various transactions, which would include the issuance of significant additional shares in dilutive transactions. Following consultation with accounting and valuation experts and applying the principle of conservatism, which is a basis of the dilution calculation under GAAP, management uses the higher of a cash flow based stock value computation based on comparisons to peer public companies, or the quoted market price, on a weighted average basis, for the repurchase of shares in the diluted earnings per share calculation. Once management, in consultation with its accounting and financial experts, considers the stock no longer thinly traded, management will use the quoted market price exclusively.

The common and potential common shares were used in the calculation of diluted earnings per share for the quarter ended September 30, 2005, while for the quarter ended September 30, 2006 they are not, as the effect is anti-dilutive due to the net loss for the period. In the same regard, the common and potential common shares were not used in the calculation of diluted earnings per share for the nine months ended September 30, 2005 and 2006 as the effect is anti-dilutive due to the net loss reported for both periods.

NOTE 3 – ACQUISITION AND MERGER

Reverse acquisition of VerticalBuyer, Inc.

In the first quarter of 2005, we concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation, (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into the Company, and our issuance of preferred stock, common stock, warrants and certain subordinated notes.

The significant merger related cash activity, in the order it occurred, is as follows:

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

Reverse Stock Split. On January 31, 2005, the board of directors of VerticalBuyer approved a 40 to 1 consolidation of shares, or reverse stock split of its common stock, in contemplation of a potential merger of VBYR with CSI – South Carolina. The reverse stock split was paid effective February 11, 2005 to shareholders of record as of February 10, 2005. Pursuant to the reverse stock split, every 40 shares of the VBYR’s common stock issued and outstanding on the record date was converted and combined into one share of post-split shares. The par value of all shares of common stock was maintained at $0.001 per share. No fractional shares were issued, nor was any cash paid in lieu thereof. Rather, all fractional shares were rounded up to the next higher number of post-split shares and the same issued to any beneficial holder of such post-split shares that would have resulted in fractional shares. Accordingly, each beneficial holder of the common stock had the right to receive at least one post-split share.

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

Declaration of Dividends. Prior to the merger, CSI – South Carolina also declared dividends to its five shareholders totaling $3,460,000, of which $960,000 was paid immediately in cash and $2.5 million was recorded as subordinated dividend notes payable to each stockholder. These subordinated dividend notes payable were paid subsequent to the closing of the transaction and prior to March 31, 2005 from the proceeds of the issuance of the preferred stock and warrants discussed below.

Name Change. On February 10, 2005, VBYR changed its name from “VerticalBuyer, Inc.” to “Computer Software Innovations, Inc.”

Merger Agreement. On February 10, 2005, VBYR entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CSI – South Carolina. The Merger Agreement provided that, upon the terms and conditions set forth in the agreement, CSI – South Carolina would merge into VerticalBuyer, with VerticalBuyer continuing as the surviving corporation. The merger and related transactions were consummated on February 11, 2005 via the surrender (and cancellation) of CSI – South Carolina’s shares in VerticalBuyer, representing 77% ownership of the common stock of VerticalBuyer before the merger, and an exchange by the five shareholders of CSI – South Carolina of their shares in CSI – South Carolina for shares in the surviving corporation, representing 96% ownership in VerticalBuyer (now known as CSI) following the merger, the issuance of notes payable to the shareholders, and cash (as detailed below).

SFAS No. 141 states, “In identifying the acquiring entity in a combination effected through an exchange of equity interests, all pertinent facts and circumstances should be considered.” It further includes the following as significant factors in the decision process: which of the combining entities’ owners as a group retain the larger portion of voting rights, composition of the governing body and senior management positions, and the terms of the exchange of equity securities.

Following the merger, the former majority shareholders of CSI – South Carolina as a group held 96% of the voting stock of the Company, occupied two of five board seats with the remaining three seats being filled by independent directors, and retained senior management positions of the combined company. Preferred stock issued subsequent to the merger and sold to assist with the payment for shares and dividends payable to the CSI – South Carolina shareholders cannot be converted to common stock in excess of 4.9% ownership, except in the event of a change in control, defined as (i) a consolidation or merger of our company with or into another company or entity in which we are not the surviving entity, or (ii) the sale of all or substantially all of the assets of our company to another company or entity not controlled by our then existing stockholders in a transaction or series of transactions. We are obligated to give Barron (or any subsequent holder of preferred stock) thirty days’ notice prior to a change in control. In addition, the preferred stock has no voting rights (except in limited circumstances under Delaware law) and generally no provisions granting rights with respect to governance of the Company. Accordingly, under SFAS No. 141 the merger of CSI – South Carolina into us was considered to be a reverse acquisition, whereby CSI – South Carolina is considered to be the acquirer even though it is not the surviving corporation. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. The assets and liabilities of VerticalBuyer would have been recorded at fair value, but no assets or liabilities existed at the time of acquisition; therefore no goodwill is recorded. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition are expensed as incurred. Shares issued in the transaction are shown as outstanding for all periods presented and our activities (activities of VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI – South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

Pursuant to the Merger Agreement, in the merger and related CSI – South Carolina dividend transactions, the former shareholders of CSI – South Carolina received, in exchange for their shares of common stock, approximately $6.7 million in cash, subordinated notes aggregating approximately $2.3 million and 2,526,905 shares of common stock of the Company. The shares of VerticalBuyer’s common stock previously held by CSI – South Carolina, representing approximately 77 percent of VerticalBuyer’s issued and outstanding capital stock, were cancelled, as was the common stock of CSI – South Carolina. The remaining shareholders of VerticalBuyer retained their existing shares, subject to the 40 to 1 reverse stock split.

Preferred Stock Purchase Agreement. In connection with the merger, CSI entered into a Preferred Stock Purchase Agreement dated February 10, 2005 (the “Preferred Stock Agreement”) with Barron, whereby CSI agreed to issue 7,217,736 shares of its newly created Series A convertible, non-voting preferred stock to Barron in exchange for payment of $5,042,250. Each share of preferred stock is convertible into one share of common stock, subject to certain anti-dilution adjustments. The proceeds of the preferred stock issuance were used to pay the outstanding dividends as declared by CSI - South Carolina and a portion of the subordinated notes. Barron has agreed, generally, not to convert at any time its preferred stock into shares of the Company common stock or exercise its warrants to purchase shares of common stock if and to the extent that Barron’s beneficial ownership of CSI common stock would exceed 4.9%, except in the case of a change in control as discussed previously.

Warrants. Pursuant to the Preferred Stock Agreement, Barron was issued two warrants to purchase a total of 7,217,736 shares of CSI’s common stock (the “Warrant Shares”). The respective exercise prices of the warrants are $1.3972 and $2.0958 per share, with each warrant exercisable for half of the total Warrant Shares. The terms and conditions of the warrants are identical except with respect to exercise price. Barron has agreed, generally, not to convert at any time its preferred stock into shares of the Company common stock or exercise its warrants to purchase shares of common stock if and to the extent that Barron’s beneficial ownership of CSI common stock would exceed 4. 9%, except in the case of a change in control as discussed previously.

Subordinated Promissory Notes. In connection with the merger and sale of preferred stock, CSI issued six subordinated promissory notes payable, respectively, to Barron and the five former shareholders of CSI – South Carolina. All such notes rank equally in right of payment in the event of bankruptcy or liquidation of CSI, or similar events, and they are subordinated in right of payment to all other non-subordinated debt of CSI. Payments of principal and interest may be made as agreed under such subordinated notes so long as, generally, CSI is not in default under any of its senior indebtedness.

The note payable to Barron provides that CSI will pay $1,875,200, with interest accruing at the prime rate plus two percent (10.25% as of September 30, 2006). Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full. The amount outstanding under this note totaled $1,125,200 at September 30, 2006.

The aggregate principal sum borrowed under the notes payable by CSI to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount, the terms of the notes are substantially identical to the note payable to Barron. Amounts outstanding under these notes totaled $1,125,200 at September 30, 2006.

The principal on these notes was to be paid in full on or before May 10, 2006. In consultation with its board of directors, senior debt holders, and the holders of these notes, the Company determined it was not in the best interest of all parties to pay these notes at maturity; accordingly, the Company’s interest cost on the notes has increased to 15% per annum. From discussions with the holders of the subordinated notes, we anticipate that they will continue to cooperate with the Company in formulating a new repayment schedule, later payment date or some other resolution. Such notes are also subordinated to our senior debt, and we believe the ability of the subordinated debt holders to have direct recourse against the Company is currently limited. However, the holders of the subordinated notes may take actions that could adversely affect the Company, including taking legal or other adverse collection actions against the Company or acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. We have received a waiver from our bank for any potential default that might have been triggered by our decision not to pay the subordinated notes on their due dates. See “Item 2. Management’s Discussion and Analysis or Plan of Operation” under “Credit Arrangements” for a further discussion of the subordinated notes.

Also in connection with the merger, CSI issued five promissory notes, payable to the five former shareholders of CSI – South Carolina as additional consideration related to the equity exchange, totaling $3,624,800. These amounts were paid immediately following the merger from proceeds from the issuance of the preferred stock and warrants and the $1,875,200 subordinated note issued to Barron.

Merger Expenses and Other. Expenses for the merger consisted of legal and professional fees, commissions and compensation expense related to the merger. Of the $759,283 in fees paid, $275,000 was paid to a third-party broker, Liberty Company, LLC, as a commission for its assistance in the preferred stock sale and warrant issuance. No commission was paid to Barron, the investment group that purchased the preferred stock and received the warrants. The remaining fees of $484,283 consisted of merger related fees paid principally for legal and accounting services.

Intent to acquire McAleer Computer Associates, Inc.

Proposed Acquisition. On September 20, 2006, CSI filed a Form 8-K with the Securities and Exchange Commission (the “SEC”), formally announcing it had entered into a letter of intent as of September 14, 2006 to acquire the business operations of McAleer Computer Associates, Inc. (“MCAI”). MCAI is the leading provider of fund accounting based financial management software, its major product, for the kindergarten through grade 12 sector of the education market in the state of Alabama and has a presence in five other states. The proposed acquisition is subject to the parties finalizing a definitive acquisition agreement and due diligence, and CSI obtaining acceptable financing to fund the transaction.

The proposed acquisition, if consummated, would expand CSI’s reach from its primary three state market to an eight-state footprint in the Southeast. CSI believes the acquisition would constitute a major move for the Company in implementing its stated strategy of geographic expansion, with the ultimate goal of achieving a national presence. CSI also believes MCAI has a strong management team and a reputation for delivering quality customer service from its location in Mobile, Alabama. CSI plans to utilize the existing MCAI staff to continue to service MCAI’s existing clients from the offices in Mobile, following the closing of the proposed acquisition. CSI anticipates that it would be able to capitalize on the new Mobile location by delivering expanded technology and service offerings to the broader geographic area and the local government (city and county) markets. In contrast to CSI, MCAI has not historically focused on the local government market or provided as broad a range of technology solutions.

Finalizing an Acquisition Agreement. Pursuant to the letter of intent, the transaction will be structured as a purchase of assets of MCAI, including its proprietary software and other intellectual property, work in process, and the land and buildings housing its operations. It is contemplated that CSI will assume only customer contracts and other limited liabilities of MCAI. The purchase price is approximately $4.0 million, payable in cash at closing, except for approximately $500,000 payable under a 5 year note secured by the real estate acquired. Upon signing the letter of intent, CSI paid MCAI $100,000 to serve as earnest money, which will be applied to the cash payment at closing if the transaction is consummated. This $100,000 is included in the line item “Other Assets” on the consolidated balance sheet as of September 30, 2006. Such payment will be retained by MCAI if the transaction does not close through no fault of MCAI. The original letter of intent, entered into on September 14, 2006, was amended as of October 31, 2006 to extend the deadline by which CSI and MCAI had agreed to enter into a definitive acquisition agreement by approximately 30 days to November 30, 2006. The transaction is anticipated to close in January 2007.

In the letter of intent, MCAI also agreed to refrain from entering into acquisition discussions with parties other than CSI. CSI’s exclusive would terminate if the acquisition is not consummated by January 1, 2007. The acquisition is subject to certain conditions, including: (i) the completion by CSI of satisfactory due diligence; (ii) the negotiation and execution of a definitive acquisition agreement; (iii) the negotiation and execution of related agreements, including a consulting agreement with Mr. Bill McAleer, the founder and shareholder of MCAI, and non-competition agreements with Mr. McAleer and MCAI; (iv) CSI obtaining acceptable financing; (v) receipt by CSI of audited financial statements on MCAI for the fiscal years ended 2004 and 2005, the cost of the related audits to be paid by CSI; (vi) final approval by the board of directors of each party; and (vii) other customary requirements.

Pre-Acquisition Due Diligence. CSI has begun pre-acquisition due diligence to uncover and quantify deal-specific risks and opportunities; identify hidden costs, contingencies and commitments; discover tax exposures; evaluate historical and projected cash flows; assess the internal control environment; understand the impact of regulatory matters; and evaluate employee benefits, information technology systems and risk management practices. In addition, the Company has retained outside legal counsel to assist in the negotiation and execution of a definitive acquisition agreement and any additional agreements related to the acquisition, and is engaging other independent parties to provide assistance with other customary evaluations and analysis. MCAI has engaged Elliott Davis, LLC to review MCAI’s financial and accounting records and provide GAAP compliant, audited financial statements of MCAI’s operations for the years ended December 31, 2004 and 2005.

Financing of Acquisition. As stated in the letter of intent, the purchase is subject to the Company’s obtaining financing satisfactory to it. The Company will likely seek an increase in its current revolving loan facility and use the availability under this facility to fund the initial purchase. CSI is also pursuing other financing alternatives which could include mezzanine financing or other capitalization alternatives. All of these options are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment. Depending on cash flow from current operations and the acquisition, should the Company find longer-term funding unnecessary, it may not take advantage of such options, thereby paying down debt and minimizing any potential for dilution from any additional capital raised.

Acquisition Expenses and Other. Expenses for the potential acquisition are expected to consist of legal and professional fees, travel costs, stock compensation costs and various other expenses related to the acquisition transaction. The Company estimates that the expenses to be incurred related to the acquisition will total approximately $250,000, of which a portion yet to be determined will be capitalized and allocated to goodwill upon consummation of the transaction.

Under SFAS No. 141, “Business Combinations,” acquisition expenses incurred as of the initiation date by the acquiring company that are direct costs of the acquisition, as determined by the principles of accounting for the acquisition of an asset, should be allocated to identified assets acquired and liabilities assumed, with unallocated amounts being recorded as goodwill. The guidance further defines the initiation date as “the earlier of (1) the date that the major terms of a plan, including the ratio of exchange of stock, are announced publicly or otherwise formally made known to the stockholders of any one of the combining companies or (2) the date that stockholders of a combining company are notified in writing of an exchange offer.” In addition, direct costs are further defined as “out-of-pocket or incremental costs directly related to a business combination such as a finder’s fee and fees paid to outside consultants for accounting, legal, or engineering investigations or for appraisals.” Guidance further dictates that internal costs associated with a business combination (whether one-time costs or recurring in nature) should be expensed as incurred. Under this guidance, the initiation date of this acquisition is September 20, 2006, the date the Company filed the Form 8-K with the SEC setting forth our intent to acquire MCAI and formally communicating to our shareholders the major terms of the potential acquisition agreement.

In consideration of the requirements of SFAS No. 141, the Company will identify expenses incurred that are directly related to the potential acquisition of MCAI, and it will capitalize those expenses as appropriate. Upon completion of the acquisition, the purchase price and other direct costs will be allocated to identifiable assets or liabilities, with all unallocated amounts to be classified as goodwill, subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” As of September 30, 2006, the Company has incurred approximately $100,000 in acquisition and merger related costs, of which approximately $70,000 dollars are direct costs of the potential acquisition of MCAI and have been capitalized as appropriate.

NOTE 4 – STOCK-BASED COMPENSATION

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan. The Company accounts for stock based compensation using the fair value method prescribed in SFAS No. 123 (revised 2004), “Share-Based Payment,” and related interpretations. The Company utilizes the Black-Scholes model to estimate the fair value of the shares granted.

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

Non-employee Compensation

On February 21, 2006, the Compensation Committee of the Board of Directors and the full Board of Directors approved awards of Company common stock for the Company’s outside directors under the Company’s 2005 Incentive Compensation Plan (the “Plan”). Directors receiving awards under the Plan were Anthony H. Sobel, Chairman; Shaya Phillips; and Thomas V. Butta. Mr. Sobel was granted 98,496 shares, while Messrs. Phillips and Butta were granted 49,248 shares each. One-third of the awards vested immediately upon approval. An additional one-third vested on February 28, 2006, with the final one-third to vest on February 28, 2007. Except in the event of a change in control of the Company, the directors may not sell any shares awarded to them prior to March 1, 2007. If a director’s service terminates prior to a vesting date, all unvested shares will be forfeited, subject to exception in the discretion of the Board. As a result of his subsequent resignation as a director discussed below, Mr. Butta forfeited 32,832 shares.

Thomas V. Butta resigned from the Company’s Board of Directors effective February 22, 2006. His resignation was not the result of any disagreement relating to the Company’s operations, policies or practices. Rather, Mr. Butta resigned in order to devote his full attention to his responsibilities with an unaffiliated company of which he is the Chief Executive Officer. Mr. Butta served on the Board’s Audit and Compensation Committees.

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

On July 10, 2006, the Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with Alliance Advisors, LLC (“Alliance”). The purpose of the Agreement is for Alliance to assist the Company in the development of the Company’s investor relations and corporate communications program. Under the terms of the Agreement, Alliance will assist the Company for up to a period of twelve months in developing and implementing an investor relations and corporate communications strategy. In exchange for Alliance’s services, the Company will pay Alliance $6,500 per month for the first six months of the Agreement. At the end of six months, either party to the Agreement will have the option of terminating the Agreement. If the Agreement continues for an additional six months, then the monthly payment will increase to $7,250. In addition to the cash compensation just described, the Company issued to Alliance sixty thousand (60,000) shares of restricted common stock in the third quarter of 2006. If Alliance does not complete the full one-year term of the Agreement, a pro rata portion of fifty-four thousand (54,000) shares must be returned to the Company. In addition to the cash compensation, it is anticipated that the Company will record non-cash stock-based compensation of approximately $40,000 per quarter over the subsequent four quarters related to the Agreement.

Total stock compensation issued in the first nine months of 2006 was $1,033,043, of which $613,954 was earned in the first quarter 2006 upon issuing of the stock awards following the reaching of a definitive agreement as to the terms of compensation for the services performed to date and to be performed, $81,258 was earned in second quarter 2006, and $179,936 was earned in the third quarter of 2006, leaving $157,895 as unearned stock compensation at September 30, 2006.

NOTE 5 – LONG-TERM AND SHORT-TERM DEBT AND OFF-BALANCE SHEET INSTRUMENTS

On February 14, 2006, the Company entered into an agreement with RBC Centura Bank (“RBC”) for a 42 month term loan of $400,000 at a fixed interest rate 7.5% per annum. The term loan is secured by substantially all of the assets of the Company. The purpose of the loan was to finance capital expenditures long term and improve availability under its credit facility for working capital purposes. Upon any default by the Company under the promissory note, RBC may accrue interest on the balance at a rate of 18% per annum, subject to any maximum rate imposed by applicable law. Further, upon default by the Company, RBC may declare the entire unpaid principal balance and all accrued unpaid interest immediately due and payable. For the quarter ended September 30, 2006, the Company paid $6,681 of interest and $25,458 of principal on the loan. The Company paid $15,173 of interest and $60,030 of principal on the loan for the nine months ended September 30, 2006.

On March 17, 2005, CSI entered into a revolving credit facility with RBC. Fees for the transaction were $83,800. The facility allows the Company to borrow up to 80% of eligible accounts receivable balances. The total balance borrowed may not exceed the facility limit. Outstanding amounts under the facility bear interest at Libor rate plus 0.275% (8.08% at September 30, 2006), payable monthly. The facility originally matured on May 1, 2006, and was extended several times. Most recently, on July 14, 2006, the Company and RBC executed a modification agreement extending the maturity date of the facility from July 15, 2006 to July 15, 2007. The modification agreement increased the principal amount of the facility from the original $3.0 million to $3.5 million. The reason for the increase was to support increasing working capital requirements of the Company. Please see “Item 2. Management’s Discussion and Analysis or Plan of Operation” under “Credit Arrangements” for further discussion of this facility.

The facility is secured by substantially all the assets of the Company. Immediately upon entering into the loan agreement governing the facility, the Company borrowed $1,500,000, which was used for the payment of a portion of the subordinated notes issued in connection with the merger. There was $655,000 outstanding and $2,845,000 available under the facility as of September 30, 2006. Under the facility, CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments that would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of: (1) a debt to adjusted EBITDA (“Adjusted EBITDA,” a non-GAAP financial measure which takes GAAP net income or loss and adjusts for net interest expense, income tax expense or benefit, depreciation, amortization, and also certain additional items allowed to be excluded from the covenant calculation including other non-cash items such as operating non-cash compensation expense, and the Company’s initial reorganization or restructuring related costs, unrealized gain or loss on financial instrument and gain or loss on the disposal of fixed assets), as defined, ratio of not more than 2.5:1 measured as of fiscal year end; (2) a debt service coverage of 1.2:1.0 as measured at fiscal year end (Adjusted EBITDA, as defined, divided by current maturities of long-term debt plus interest payments); (3) Adjusted EBITDA, as defined, of not less than $2,000,000 by year-end 2005; and (4) a minimum tangible net worth, as defined, of $1,500,000, including subordinated debt by year-end 2005. Upon the occurrence of an event of default under the loan agreement, RBC may accelerate and require the repayment of all amounts under the facility or it may decline to make further advances. As of September 30, 2006, management believes the Company is in compliance with all such covenants.

On September 27, 2006, RBC granted a waiver in connection with the following loan documents that were executed and delivered to RBC by the Company: (1) the Loan Agreement dated March 14, 2005 (the “Loan Agreement”) and related Loan Documents (as such term is defined in the Loan Agreement); (2) the Promissory Note dated February 10, 2006 (the “Term Promissory Note”); (3) the Commercial Security Agreement dated February 10, 2006 (the “Second Security Agreement”); and (4) the Business Loan Agreement (Asset Based) dated April 24, 2006 (the “Business Loan Agreement”), collectively referred to hereafter as the “Credit Documents.” The waiver was granted due to a potential default or violation of certain covenants under the Credit Documents arising out of our negotiation, execution and delivery of the letter of intent (“Letter Agreement”) to acquire the business operations of McAleer Computer Associates, Inc (“MCAI”). At the time the Letter Agreement was executed, the Company was required to make an earnest money deposit in the amount of One Hundred Thousand ($100,000.00) to MCAI. Due to the fact that the source of the funds used to make this payment was loan proceeds from RBC, certain covenants contained in the Credit Documents may have been violated, including covenants contained in the Commitment Letter dated February 22, 2005, the Loan Agreement, and the Business Loan Agreement that restrict the Company’s use of loan proceeds to purposes of working capital, recapitalization and business operations. Violations of these covenants may have triggered default clauses in these and other of the Credit Documents. Moreover, the Company’s pursuit of an asset acquisition under the terms of the Letter Agreement may have implicated or violated other provisions of the Credit Documents that may have triggered defaults. RBC granted the waiver of any default provisions or covenants contained in the Credit Documents in the following respects: (1) the use of up to $100,000 of loan proceeds to make the earnest money deposit to MCAI required under the Letter Agreement; and (2) the pursuit of an asset acquisition under the terms set forth in the Letter Agreement, limited solely to the Company’s pursuing an asset acquisition, not consummating one.

The Company also has subordinated notes payable to shareholders related to the reverse merger (See Note 3).

As of September 30, 2006, for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments.

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

Both the conversion of the preferred stock and the exercise of the warrants are subject to restrictions on ownership that limit Barron’s beneficial ownership of common stock. Initially, Barron was generally prohibited from beneficially owning greater than 4.9% of common stock, and such restriction could be waived by Barron upon 61 days’ prior notice. It was the intention of the Company and Barron that Barron never acquire greater than 4.9% of the Company’s common stock and never be deemed an “affiliate” or “control person” under federal securities laws. For avoidance of doubt, Barron and the Company agreed to remove the 61 day waiver provision and to impose a non-waiveable beneficial ownership cap of 4.9%. These agreements were implemented on November 7, 2005.

The warrants may be exercised on a cashless basis. In such event, the Company would receive no proceeds from their exercise. However, a warrant holder (including Barron) could not effect a cashless exercise prior to February 11, 2006. Also so long as the Company maintains an effective registration statement for the shares underlying the warrants, a warrant holder is prohibited from utilizing a cashless exercise. The Company’s registration statement was declared effective on February 14, 2006. Barron has not invoked the cashless exercise provision. However, given our notice to Barron of our intent to amend the registration statement and that Barron should refrain from sales thereunder until such amendment is declared effective, Barron may currently effect a cashless exercise pursuant to the terms of the warrants.

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

Registration Rights Agreement

In conjunction with the Preferred Stock Purchase Agreement, the Company also entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby the Company agreed to register the shares of common stock underlying the preferred stock and warrants to be sold to Barron. Under the initial terms of the Registration Rights Agreement, the Company was obligated to file, within 45 days following the execution of the Registration Rights Agreement, a registration statement covering the resale of the shares. The agreement also obligated the Company to use its best efforts to cause the registration statement to be declared effective by the SEC within 120 days following the closing date of the registration rights agreement (February 11, 2005) or generally such earlier date as permitted by the SEC. Barron may also demand the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” may require the Company (subject to carveback by a managing underwriter) to include such shares in certain registration statements it may file. The Company is obligated to pay all expenses in connection with the registration of the shares and may be liable for liquidated damages in the event the registration of shares does not remain effective pursuant to the Registration Rights Agreement.

Under the terms of the initial Registration Rights Agreement, liquidated damages were triggered if the Company failed to: (i) file the registration statement within 45 days from February 11, 2005, (ii) cause such registration statement to become effective within 120 days from February 10, 2005, or (iii) maintain the effectiveness of the registration statement. These requirements were subject to certain allowances: 45 “Amendment Days” during any 12-month period to allow the Company to file post-effective amendments to reflect a fundamental change in the information set forth in the registration statement, and “Black-out Periods” of not more than ten trading days per year in the Company’s discretion, during which liquidated damages would not be paid.

Under the initial terms of the Registration Rights Agreement, the liquidated damages were payable in cash at a rate of 25% per annum on Barron’s initial preferred stock and warrant investment of $5,042,250. Because the liquidated damages were payable in cash, under Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) existed until the registration became effective. On November 7, 2005, the Registration Rights Agreement was amended to eliminate the treatment of the warrants as a derivative financial instrument (see further discussion below).

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

It was not the intent of either CSI or Barron that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock and warrant issuance being recorded as a liability rather than equity. In response, on November 7, 2005, CSI and Barron entered into an amendment to the Registration Rights Agreement that eliminated cash liquidated damages and replaced them with liquidated damages in the form of additional shares of Series A Convertible Preferred Stock. Pursuant to the amendment, 2,472 shares of preferred stock will be issued to Barron for each day when liquidated damages are triggered until February 11, 2007, when this damages provision expires. The maximum number of shares that could be issued was 333,720 as of September 30, 2006. Because the amendment to the Registration Rights Agreement changes the liquidated damages penalty from settlement in cash to settlement in a set number of shares which is unaffected by changes in the share market price, in accordance with EITF 00-19, as of the amendment date, the fair value of the warrants was reclassified from a liability to permanent equity as additional paid-in capital. The fair value at that date, based on the Black-Scholes valuation method, was $5,449,392. The difference between this fair value and the amount allocated to the warrants at issuance ($5,035,032), or $414,360, was recorded as an unrealized loss on warrants to purchase common stock in the accompanying statement of operations for the year ended December 31, 2005. Please see the table below for the complete fluctuations of gains and losses associated with the warrants in 2005.

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

Prior to the execution of the amendment to the Registration Rights Agreement, Barron agreed to waive any liquidated damages through November 30, 2005 pursuant to a waiver dated September 30, 2005. Barron had also waived liquidated damages on three prior occasions. In exchange, during the fourth quarter of 2005 the Company paid Barron $50,000, which was expensed, and agreed to cause the registration statement to become effective under the Registration Rights Agreement on or before November 30, 2005. After that date, the Company entered into two additional waivers extending the required effectiveness date initially until January 31, 2006 and finally, February 28, 2006. The Company’s registration statement was considered effective on February 14, 2006.

On September 11, 2006, the Company notified Barron of the need to refrain from selling under the Company’s then effective registration statement, and accordingly, to refrain from utilizing the prospectus with the registration statement until amendments have been filed with the SEC and declared effective. This notification was the result of the proposed acquisition by the Company of substantially all of the assets of MCAI. As a result of the potential acquisition, the Company is required to file a post-effective amendment with the Securities and Exchange Commission (the “SEC”) to update the information contained in the registration statement, including the Company’s financial statements, and to provide pro-forma information on the proposed acquisition by the Company of substantially all of the assets of MCAI.

Although the Company intends to act expeditiously to file the Amendment with the SEC and cause it to become effective, it anticipates that it will elect to utilize, to the extent required, first, its forty-five (45) calendar Amendment Days to be followed by, if necessary, its Black-Out Periods (ten (10) Trading Days). Should the Company fail to have the Amendment and effective Registration Statement filed with the SEC within the time requirements as mentioned above, pursuant to the

Registration Rights Agreement as amended, will be required to issue to Barron 2,472 shares of preferred stock for each day the liquidated damages are triggered until February 11, 2007, when the damages provision expires. Taking the Amendment days and Black-Out Periods into consideration, the maximum number of preferred stock shares that the Company would issue to Barron, assuming it failed to file the post-effective amendment by February 11, 2007, would be 197,760. However, the Company anticipates the post effective amendment and resulting effective Registration Statement will be filed with the SEC at some point prior to the expiration of the Registration Rights Agreement, but cannot be certain of such. The issuance of the preferred shares as result of the liquidated damages would result in a dilution of equity, but would not represent an additional expense to the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases certain facilities and equipment under various operating leases. At September 30, 2006, future minimum lease payments under non-cancelable leases were:

2006	$33,672
2007	134,688
2008	138,432
2009	143,433
2010	146,556
Thereafter	36,795

Total	$633,576

The Company entered into a new operating lease with Chuck Yeager Real Estate on November 30, 2005, related to the lease of premises at 900 Block, 900 East Main Street, Easley, SC, Suite T. The term of this lease is five years, beginning on April 1, 2006 and ending on March 31, 2011. Total rent due under this lease is $700,920, due on the first of each month in escalating monthly payments. The commitments under this lease are included in the future payments in the table above. If at any time the Company terminates the lease the lessor may recover from the Company all damages proximately resulting from the termination, including the cost of recovering the premises and the worth of the balance of the lease over the reasonable rental value of the premises for the remainder of the lease term, which shall be due immediately. The Company does not anticipate terminating the lease at any time prior to its expiration.

NOTE 8 – SEGMENT INFORMATION

CSI is organized into two reportable segments: software applications and technology solutions. Below is a description of the types of products and services from which each reportable segment derives its revenues.

Software applications segment

Through our software applications segment, we report the results of the development, sales, deployment and provision of ongoing support of our software applications, fund accounting based financial management software, and standards based lesson planning software.

Technology solutions segment

Through our technology solutions segment, we report the results of the technology solutions products through the sales and distribution of computers and accessories and a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

Factors management used to identify our segments:

CSI’s reportable segments are analyzed separately because of the differences in margin routinely generated by the major products within each group, and the differences in sales and investment decisions made to evaluate existing or potential new products. Through its software applications segment, the Company develops, sells, deploys and provides ongoing support of software applications. Through its technology solutions segment, the Company provides technology solutions through the sale and distribution of computers and accessories and offers a wide range of technology consulting services, including network and systems integration and computer support and maintenance service.

There are no significant transactions between reportable segments. The total of segment net sales and service revenue from all segments is equal to net sales as reported in our Consolidated Statements of Operations. Sales and cost of sales are included in each segment’s income as reported in our Consolidated Statements of Operations. Accordingly, the total of the segments’ gross profit is equal to gross profit in our Consolidated Income Statements. Operating expenses are allocated to segment income based on estimates of sales and administrative time spent on each segment. None of the income or loss items following operating income (loss) in our Consolidated Statements of Operations is allocated to our segments, since they are reviewed separately by management. Certain non-recurring items (generally those items occurring for reasons that have not occurred in the prior two years and are not likely to reoccur in two succeeding years) and compliance and governance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. Accordingly, the total of segment income from all segments, less certain non-recurring and compliance and governance items, if any, is equal to operating income (loss) as reported in our Consolidated Statements of Operations.

The total of segment assets for all segments is equal to total assets as reported in our Consolidated Balance Sheets. The Company allocates shared assets related to liquidity (e.g. cash, accounts receivable and inventory) based on each segment’s percent of revenues to total consolidated revenues. Capitalized computer software costs are allocated to the software segment. Fixed assets, net, are allocated on the same basis as operating expenses (or by time spent on each segment, as discussed above), because support equipment usage is generally tied to time utilized. All other assets are generally allocated on the same basis.

The following tables summarize information about segment profit and loss for the quarter and nine month periods ended September 30, 2006 and 2005; and assets allocated to segments as of September 30, 2006 and 2005.

	Software Applications	Technology Solutions	Total Company
Quarter ended September 30, 2006:
Net sales and service revenue	$1,448,180	$5,679,357	$7,127,537
Gross profit	891,762	778,936	1,670,698
Segment income	359,657	101,709	(*	)
Segment assets	3,001,817	4,831,736	7,833,553
Quarter ended September 30, 2005:
Net sales and service revenue	$1,033,723	$5,917,627	$6,951,350
Gross profit	636,859	794,771	1,431,630
Segment income	130,770	209,854	(*	)
Segment assets	2,575,707	5,971,862	8,547,569

	Software Applications	Technology Solutions	Total Company
Nine months ended September 30, 2006:
Net sales and service revenue	$3,998,257	$18,673,381	$22,671,638
Gross profit	2,470,816	2,900,188	5,371,004
Segment income	875,069	869,237	(*	)
Segment assets	3,001,817	4,831,736	7,833,553
Nine months ended September 30, 2005:
Net sales and service revenue	$3,162,511	$15,179,571	$18,342,082
Gross profit	1,817,419	3,309,777	5,127,196
Segment income	474,027	1,730,651	(*	)
Segment assets	2,575,707	5,971,862	8,547,569

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Quarter Ended
	September 30, 2006	September 30, 2005
Segment income:
Software applications segment	$359,657	$130,770
Technology solutions segment	101,709	209,854

TOTAL SEGMENT INCOME	461,366	340,624
Less: Merger and compliance costs
Stock based compensation	(179,937)	—
Professional and legal compliance and litigation related costs	(72,368)	(161,258)
Reverse acquisition costs	(960)	—
Acquisition costs	(21,709)	—

OPERATING INCOME Per consolidated Statements of Operations	$186,392	$179,366

	Nine Months Ended
	September 30, 2006	September 30, 2005
Segment income:
Software applications segment	$875,069	$474,027
Technology solutions segment	869,237	1,730,651

TOTAL SEGMENT INCOME	1,744,306	2,204,678
Less: Merger and compliance related costs
Stock based compensation	(875,148)	(631,174)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	—	(47,766)
Reverse acquisition costs	(64,129)	(759,283)
Acquisition Costs	(38,273)	—
Professional and legal compliance costs	(434,023)	(381,561)

OPERATING INCOME Per Statement of Operations	$332,733	$384,894

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Strategy

In addition to our sales of software applications, technology solutions and related support and maintenance services, we provide technology consulting, including network and systems integration services, as a part of our solutions sales efforts. These services also generate a significant amount of revenue by increasing demand for computer hardware equipment that we sell. Our marketing strategy is to provide a suite of software products coupled with full service integration of the hardware solutions that support those products and other back-office functions, and to provide ongoing technical support, monitoring and maintenance services to support the client’s continuing needs. We also market our hardware solutions and ability to provide a wide level of services and support independent from our software solutions. Such marketing to a fund accounting based organization may also lead to future software sales and integration services.

By providing a client the ability to call one solution provider and circumvent the difficulties that often arise when dealing with multiple vendors, we believe we are able to achieve high long-term client satisfaction and a competitive advantage in the marketplace. Repeat business from our existing customer base has been key to our success and we expect it will continue to play a vital role in our growth. Over the past ten years we have retained more than 90% of our software customers. Our focus is on nurturing long-standing relationships with existing customers while establishing relationships with new customers. For more information on our strategy, see our 2005 Annual Report filed on Form 10-KSB.

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

In the first quarter of 2005, we completed a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina). These culminated on February 11, 2005 with the merger of CSI – South Carolina into the Company, and our issuance of preferred stock, common stock, common stock warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer.” As we were a shell corporation with virtually no assets or operations and due to other considerations under reverse merger accounting, CSI – South Carolina was considered the acquirer and VerticalBuyer the acquiree. As a result, our prior operations for reporting purposes became those of CSI – South Carolina. The recapitalization transactions, along with further discussion regarding merger accounting and merger summary, are discussed in Note 2 to the interim financial statements and are also discussed in further detail in our most recent filing of our 2005 Annual Report on Form 10-KSB.

Current Challenges and Opportunities of our Business

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

Due to the increasing number and complexity of pronouncements, emerging issues and releases, we expect there will continue to be some risk related to financial disclosures, albeit mitigated following implementation of the Sarbanes-Oxley Act requirements. The process of identifying risk areas and implementing financial disclosure controls required under the Sarbanes-Oxley Act may result in the identification of areas where we may need additional resources. Accordingly, we have also determined that until such time as we complete this process, we may be unable to declare certain internal controls effective. This process has begun and we anticipate it will be completed in 2007. This process may also result in the identification and possible reporting of additional deficiencies.

We have moved forward with our initial work surrounding the implementation of the Sarbanes-Oxley Act. This has included an assessment of risk in financial reporting and the creation of a documentation and evaluation framework for a significant portion of our business, under consultation with an independent public accounting firm. We have budgeted $200,000 for compliance work by external parties related to the Sarbanes-Oxley Act for the fiscal year 2006 and to thereafter complete a portion of testing. In the first nine months we spent approximately $110,000 on external resources to support this initial effort. We plan to use the established framework to perform much of the documentation and initial evaluation effort with internal staff over the next quarter or two to minimize our third party costs, while still moving forward in our effort to improve our internal controls. In the third quarter we primarily used internal staff and internal resources to continue our Sarbanes – Oxley compliance work. We will likely use some external resources in the fourth quarter. At this time, we plan to stay within our budget in 2006 for this work.

Establishment of a Telesales Department

We believe telesales will be beneficial in promoting and providing leads for potential sales of our products and services. We have not previously had a formal telesales department, and the establishment of this area has entailed some up front investment. We have used existing personnel to manage the telesales department, and have also hired two additional employees to focus primarily on telesales and are looking to hire one or two additional telesales employees. The telesales department has been used to assist in the identification and qualifying of additional sales opportunities for the fund accounting software. We expect, but can give no assurances, that these efforts will generate sufficient revenues to avoid a negative impact on profitability. We will likely hire additional sales and support staff as we identify geographic territories with good potential for telesales efforts.

Software Modifications Required by Geographic Expansion

We have achieved the most significant penetration in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. To do so, we may also have to modify our existing fund accounting programs to accommodate differences in state laws, regulations and taxation. We anticipate needing to make additional investment in software development to accomplish this. However, we plan to make the changes when we have firm orders in an area in an attempt to maximize and achieve a return on investment as quickly as possible. We are currently converting our programs to the Microsoft .Net programming and SQL database language, but do not yet have all modules ready for release. As a result, some jurisdictional related changes may be required to be made in both our current and .Net platforms until 2007, when we anticipate all modules will be converted. The costs of such changes may offset the positive impact from expanding our geographic reach in 2006.

Conversion of our Accounting+Plus software to Microsoft .Net Programming and SQL Database Language

We have already completed the conversion of the majority of our core accounting modules. The completed modules are in informal beta installations. However, the changes we are having to make as a result of the informal beta use have been limited, and we are prepared to install the completed modules in any entities which do not have an immediate need for other integrated modules not yet converted. In addition, the completed modules have the functionality necessary to handle school activity funds, such as student clubs, organizations and athletics. Many school activity personnel use packages independent of the school’s accounting packages, which may be cumbersome, or lack functionality. Accordingly, we are beginning to look for sales opportunities for the completed modules now, marketed as our “School Activity” solution. If a school later adopts our full accounting suite, the process of integration will be relatively seamless. We anticipate completing additional modules in 2006, and as previously noted under “Software Modifications Required by Geographic Expansion” above, we anticipate completing the remaining modules throughout 2007.

Maintaining Margins

In 2005, we continued to experience a significant increase in IP telephony sales, historically one of our higher margin product lines in the technology segment. Among these transactions were continued sales of IP Telephony products to one of our largest customers (Greenville County Schools) which encompasses all schools in a fairly large school district. IP Telephony sales increased sales to that customer to 14% of our revenues in 2005, and represented more than 90% of the revenues from this customer in that year. The challenge going forward will be to match large opportunities or increase the number of smaller opportunities. We have increased and reorganized our sales force in an effort to increase the probability of achieving consistent and increasing performance in this product niche in future periods. To date in 2006, IP Telephony hardware sales have not kept up with prior year levels. In general and in engineering services we have not experienced the significant growth of the past year.

In the first nine months of 2006, we experienced a significant increase in sales of interactive whiteboard solutions and to a lesser degree the amount we charge for related engineering services. Both product lines, IP Telephony and interactive whiteboard solutions, have become subject to increased competition as more product manufacturers have recognized product potential and have entered these markets. In order to maintain and improve our margins, we need to continue to search for new and innovative, and initially higher margin, products to augment those that become mature, as well as continuing our focus on higher margin engineering services and software. While we cannot predict success in achieving these goals, we have taken and are taking actions to do so, including expanding our geographic reach, increasing the size of and reorganizing our sales force to focus on more products backed by product specialists, adding telemarketing efforts, improving our sales tools, and identifying additional product and service areas. We are focused on increasing margins, but ultimately we are looking to increase profits by leveraging existing and an increasing number of customer relationships and taking advantage of cross-sell opportunities with a variety of products and services. We will work to focus primarily on those customers for whom we can provide ongoing support and higher margin integration and other engineering services.

Continued Improvement of Support Solutions

Historically, our software applications segment has been the most effective in providing support solutions. Going forward, we are increasing the level of support offerings available through our technology solutions segment. Previously, these primarily consisted of warranty-based services. Additional support offerings may include additional telephone-based troubleshooting and support, real time monitoring and other proactive service offerings and guaranteed response times for customer needs. We have begun introducing additional services, including support for our interactive whiteboard solutions. However, increases in revenues have not yet exceeded our investment related to the aforementioned increases in technology support offerings. These efforts are discussed further under “Investment in Support and Telesales Efforts” below.

Investment in Support and Telesales Efforts

In the current year we originally estimated making an investment (estimated to be as much as $500,000, of which less than $150,000 was spent in the first nine months of 2006), consisting primarily of increased salaries and wages to support additional technical support services and telesales efforts. Based on our past experience with prospecting and technical support agreements, we expect the additional revenue generated from the sales of technical support contracts and additional sales opportunities uncovered by telesales efforts for the fund accounting software and the new curriculator™ – standards based lesson planner software will be sufficient to offset our investment within approximately one year. However, we can give no assurances such additional services will be profitable collectively, particularly in the short-term.

Re-branding

In the process of moving toward a national presence, we have established a new brand for CSI: CSI Technology Outfitters Computers. Software. Innovations. We have noted that in some cases software customers have not been aware of the breadth of our technology offerings, while technology customers have not been aware of the extent of our software offerings. While at this time we do not plan to change our corporate name, “Computer Software Innovations, Inc.,” we believe a reemphasis of the term Computers, following it with a period (“.”) distinguishes the technology portion of our business from the software offerings. We have trademarked “Technology Outfitters” to connote our ability to outfit organizations with which we work for a variety of environments. We have redesigned our website to match this theme and created a brochure which presents a wider range of offerings, which can be communicated quickly in summary form. We believe these efforts will increase the recognition and value of the CSI name over time and enhance our presence as a preferred provider in our markets. We spent approximately $125,000 on marketing, including our re-branding efforts, in the first nine months of 2006 compared to virtually no such spending in the first nine months of 2005.

Developing Customer Relationships in New Regions

As we move forward with our growth strategy, we anticipate expanding into new geographic regions. We have achieved the most significant penetration in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. While expanding geographic markets provides a good opportunity to extend existing customer bases and increase revenue, breaking into a new market can prove difficult. There are several obstacles to successfully entering new geographic markets, including limited market knowledge or relationships, little brand awareness, and no established presence or regional client references. Initial penetration will be slow but should accelerate over time. While we have a sales and marketing strategy to address these obstacles, we cannot predict how much time the customer relationships will take to build and the rate at which new market penetration can be accomplished.

To support the expansion process, we plan to hire additional sales personnel to help penetrate new geographic regions, which could represent a $200,000 to $300,000 investment before year end 2006. Thus far, we have reassigned tasks of current employees to focus on telesales efforts to obtain market data and sales efforts to develop higher level relationships with state-wide associations in new areas where opportunities are identified. We have not yet hired new employees for specific areas. Management has postponed any immediate hiring to support geographic expansion due to the proposed acquisition with MCAI. Our focus in hiring personnel will move along in the fourth quarter of 2006 and early 2007, focused on the states to be added as a result of the acquisition. While management believes hiring additional sales personnel is a prudent investment which should result in significant long-term increases in revenue, there may be a short-term negative impact on earnings initially. Due to the length of our typical software sales closing cycle, six to twelve months, and the varying size of deals, we cannot predict the time to recovery on this investment.

Challenges to Technology and Software Budgets

While federal, state and local funding was slightly decreased in 2006 over 2005, and technology and software budgets have been challenged during the last few years, we have sensed a steady improvement in the discretionary funds that are available to our potential clients. These discretionary funds, coupled with our clients’ desire to utilize those funds to improve or implement technology and software tools into their individual environments, have provided growth for our business. We recognize that changes in funding could improve or strain technology budgets even further.

Creating Synergies with Merger and Acquisition Activity

Part of our strategy to remain competitive and to grow the Company involves taking advantage of acquisition opportunities. While there are many benefits to be gained from a successful acquisition, there are also many financial and operations risks that must be properly addressed in order to create operational synergy and financial benefit. While we engage outside professionals to assist us with identifying and evaluating potential acquisitions, some members of our management team have limited experience in merger and acquisition activity. Management must be cautious in their evaluation of and expectations from any acquisition target. With any acquisition, we can not ensure that we are allocating capital to businesses that will increase growth with higher returns and will not require additional capital, or add other strain on our capital resources.

We have identified several criteria listed below, by which we evaluate potential acquisition targets in an effort to gain the synergies necessary for successful growth of the Company and increased return to stockholders:

•	Access to new customers and new geographic markets

•	Protection of current customer base from competition

•	Removal or reduction of market entry barriers

•	Opportunity to gain operating leverage and increased profit margins

•	Diversification of sales by customer and/or product

•	Improved vendor pricing from increased volume and/or existing vendor relationships

•	Improvements in product/service offerings

•	Protection of and ability to expand mature product lines

•	Ability to attract public capital and increased investor interest

By carefully evaluating these factors we hope to execute our corporate growth strategies through acquisitions successfully and therefore provide positive operating results and increased return on investment to stockholders.

Proposed Acquisition of McAleer Computer Associates, Inc.

On September 14, 2006, CSI entered into a letter of intent to acquire the business operations of McAleer Computer Associates, Inc. (“MCAI”). MCAI is the leading provider of fund accounting based financial management software, its major product, for the kindergarten through grade 12 sector of the education market in the state of Alabama and has a presence in five other states. The proposed acquisition is subject to the parties finalizing a definitive acquisition agreement and due diligence, and CSI obtaining acceptable financing to fund the transaction.

The proposed acquisition, if consummated, would expand our reach from our primary three state market to an eight-state footprint in the Southeast. Management believes the acquisition would constitute a major move for us in implementing our stated strategy of geographic expansion, with the ultimate goal of achieving a national presence. We also believe MCAI has a strong management team and a reputation for delivering quality customer service from its location in Mobile, Alabama. We plan to utilize the existing MCAI staff to continue to service MCAI’s existing clients from the offices in Mobile, following the closing of the proposed acquisition. We anticipate that we would be able to capitalize on the new Mobile location by delivering expanded technology and service offerings to the broader geographic area and the local government (city and county) markets. In contrast to our current business, MCAI has not historically focused on the local government market or provided as broad a range of technology solutions.

Pursuant to the letter of intent, the transaction will be structured as a purchase of assets of MCAI, including its proprietary software and other intellectual property, work in process, and the land and buildings housing its operations. It is contemplated that we will assume only customer contracts and other limited liabilities of MCAI. The purchase price is approximately

$4.0 million, payable in cash at closing, except for approximately $500,000 payable under a 5 year note secured by the real estate acquired. The purchase price represents a five to six times multiple of MCAI’s trailing annual EBITDA after adjustments for owner compensation and benefits. Upon signing the letter of intent, we paid MCAI $100,000 to serve as earnest money, which will be applied to the cash payment at closing if the transaction is consummated. Such payment will be retained by MCAI if the transaction does not close through no fault of MCAI. The parties will work to enter into a definitive acquisition agreement by November 30, 2006, with the transaction anticipated to close in January 2007.

MCAI also has agreed to refrain from entering into acquisition discussions with parties other than with us. Our exclusive agreement would terminate if the acquisition is not consummated by January 1, 2007. The acquisition is subject to certain conditions, described further in the notes to our financial statements.

Financing of Acquisition.

As stated in the letter of intent, the purchase is subject to the Company’s obtaining financing satisfactory to it. The Company will likely seek an increase in its current revolving loan facility and use the availability under this facility to fund the initial purchase. CSI is also pursuing other financing alternatives which could include mezzanine financing, or other capitalization alternatives. All of these options are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment. Depending on cash flow from current operations and the acquisition, should the Company find longer-term funding unnecessary, it may not take advantage of such options, thereby paying down debt and minimizing any potential for dilution from any additional capital raised.

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

At this time, we do not anticipate incurring any further litigation or reverse merger costs. We expect the costs of registering Barron’s shares in 2006 will be substantially reduced from that which was incurred in 2005, not taking into consideration the potential costs associated with amending the registration statement in connection with the proposed acquisition of MCAI. Also, we do not expect to incur any costs related to option redemptions, except potentially in connection with an acquisition to grow our business. As discussed above, we do expect to incur some costs to implement the Sarbanes-Oxley Act legislation. As of September 30, 2006, we had incurred approximately $109,000 related to Sarbanes-Oxley work. We estimate our ongoing professional and legal fees, excluding acquisition and registration amendment costs as these costs cannot be estimated at this time, to aggregate approximately $600,000 for the 2006 fiscal year, of which approximately $435,000 was incurred in the first nine months of 2006.

Also in connection with becoming a public company, we recruited independent, non-employee directors. We also engaged consultants to assist us with strategic planning and acquisitions. Definitive agreements were reached regarding the independent directors and consultants compensation in the first and second quarters of 2006. The Compensation Committee of the Board of Directors board approved stock awards, granting the non-employee directors and consultants approximately 500,000 shares. We recorded non-cash expense for directors’ and consultants’ fees in the first nine months of 2006 totaling approximately $875,000. See Note 4 to our interim financial statements, “Stock Based Compensation,” for further discussion.

Non-GAAP Financial Measures: Earnings Before Interest Expense (net), Income taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

EBITDA is a non-GAAP financial measure used by management, lenders and certain investors as a supplemental measure in the evaluation of some aspects of a corporation’s financial position and core operating performance. Investors sometimes use EBITDA as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA also does not include changes in major working capital items such as receivables, inventory and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not a good indicator of a business’s cash flows.

We use EBITDA for evaluating the relative underlying performance of the Company’s core operations and for planning purposes, including a review of this indicator and discussion of potential targets in the preparation of annual operating budgets. We calculate EBITDA by adjusting net income or loss to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the acronym Earnings Before Interest, Taxes, Depreciation and Amortization.

EBITDA is presented as additional information because management believes it to be a useful supplemental analytic measure of financial performance of our core business, and as it is frequently requested by investors. However, management recognizes it is no substitute for GAAP measures and should not be relied upon as an indicator of financial performance separate from GAAP measures.

Adjusted EBITDA is a non-GAAP financial measure used in our calculation and determination of compliance with debt covenants related to our line of credit facility. Adjusted EBITDA is also used as a representation as to how EBITDA might be adjusted by potential lenders for financing decisions. However, such decisions would not exclude those other items impacting cash flow which are excluded from EBITDA, as noted above. Adjusted EBITDA is defined as net income or loss adjusted for net interest expense, income tax expense or benefit, depreciation, amortization, and also certain additional items allowed to be excluded from our debt covenant calculation including other non-cash items such as operating non-cash compensation expense, and the Company’s initial reorganization or restructuring related costs, unrealized gain or loss on financial instrument and gain or loss on the disposal of fixed assets. While we evaluate the Company’s performance against debt covenants on this basis, investors should not presume the excluded items to be one-time costs. If the Company were to enter into additional capital transactions, for example, in connection with a significant acquisition or merger, similar costs could reoccur. In addition, the ongoing impact of those costs would be considered in, and potential financings based on, projections of future operating performance which would include the impact of financing such costs.

When evaluating EBITDA and adjusted EBITDA, investors should consider, among other things, increasing and decreasing trends in both measures and how they compare to levels of debt and interest expense, ongoing investing activities, other financing activities and changes in working capital needs. Moreover, these measures should not be construed as alternatives to net income (as an indicator of operating performance) or cash flows (as a measure of liquidity) as determined in accordance with GAAP.

While some investors use EBITDA to compare between companies with different investment and capital structures, all companies do not calculate EBITDA or adjusted EBITDA in the same manner. Accordingly, the EBITDA and adjusted EBITDA measures presented below may not be comparable to similarly titled measures of other companies.

As used herein, “GAAP” refers to accounting principles generally accepted in the United States of America.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income (loss) under “GAAP”	$(39,163)	$778,118	$(67,905)	$(1,802,735)
Adjustments:
Income tax expense (benefit)	119,789	515,619	91,437	(719,709)
Interest expense, net	105,766	76,555	291,743	185,176
Amortization of loan fees	—	—	17,458	—
Depreciation and amortization of fixed assets and trademarks	83,148	60,000	244,527	120,000
Amortization of software development costs	171,457	112,238	529,123	366,910

EBITDA	$440,997	$1,542,530	$1,106,383	$(1,850,358)

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based (non-cash) compensation	179,937	—	875,148	631,174
Reverse acquisition costs	960	—	64,129	759,283
Unrealized loss (gain) on financial instrument	—	(1,190,926)	—	2,002,262
Loss (gain) on disposal of assets	—	—	—	(100)

Adjusted EBITDA	$621,894	$351,604	$2,045,660	$1,542,261

Warrant accounting

In the first nine months of 2006, we experienced a significant increase in net income driven by the recording of warrant losses of more than $2,000,000 in the first nine months of 2005, which did not recur in 2006 due to a renegotiation of the warrant related registration rights agreement in November 2005. For the third quarter 2006 there was a significant decrease in net income over the same period of 2005 which resulted from a gain of $1.2 million occurring in 2005 and not reoccurring in 2006. Any user of the Company’s financial statements must take into consideration the gains and loss related to the warrants in all periods, and the resulting effects of such on the comparability of current year net income and prior year net income. For a more detailed analysis and discussion of the warrants please see “Note 6-Preferred Stock and Related Warrants” in the footnotes to the consolidated financial statements.

E-Rate Program

We have experienced an improvement in our success under contracts related to the E-Rate program.

The E-Rate program assists both schools and libraries in the United States to obtain affordable telecommunications and internet infrastructure and access. The program provides federally subsidized funding based on the level of poverty and the urban/rural status of the population served and ranges from 20% to 90% of the costs of eligible services. The Company has participated in this program in the past, typically winning total contract awards in the $4,000,000 to $5,000,000 range during the last several years. In late 2005, as a result of our additional investments in software and personnel, we improved our ability to respond to proposals under the program. As a result, for the annual fall 2005 to spring 2006 E-Rate window, we have been awarded more than $15 million in contracts.

Not all of these contracts become fully funded, and projects and related funding can span multiple years. Typically, we have experienced a 25% to 30% funding rate of awarded contracts. Accordingly, we cannot project the impact of our E-Rate efforts on future periods. Revenues linked to the E-Rate program ranged from 10% to nearly 20% of our total revenues from 2004 through 2005. Although we have seen some revenues related to E-Rate, we have yet to see significant funding in 2006 in comparison to the amount of contracts awarded in 2005 and are hopeful that we will see additional funding by fiscal year end.

Engagement of Investor Relations Firm

On July 10, 2006, the Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with Alliance Advisors, LLC (“Alliance”). We retained Alliance to assist in the development of our investor relations and corporate communications program. The term of the agreement is twelve months. We anticipate recording approximately $20,000 in cash and $40,000 in non-cash stock based compensation per quarter for the next four quarters in connection with this agreement.

Additional Investments which May Impact Earnings in the Short Term

In addition to the items mentioned above, we expect that our investments in expanding our telesales team, increasing our technical support offerings and hiring additional sales personnel to support our geographic expansion efforts may impact earnings negatively in the short term. While we would expect to cover these investments over no more than four to six quarters, we are unable to estimate the portion of these investments which will be covered in the short term. For further discussions, see the “Current Challenges and Opportunities of our Business, and Forward-Looking Information” section above.

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

Acquisitions

We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies of scale. We may also utilize acquisitions to, when appropriate, expand our technological capabilities and product offerings. While we may use a portion of any cash proceeds generated by operations or obtained from capital sources to pay down debt on an interim basis, we intend to use any additional liquidity and/or availability from those sources or related paydown to fund acquisitions. Additionally, we have engaged a consultant to assist us with acquisitions, including identifying potential acquisition opportunities. We believe our markets contain a number of attractive acquisition candidates. We foresee expanding through acquisitions of one or more of the following types of software and technology organizations:

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

As previously disclosed, we entered into a letter of intent on September 14, 2006 to acquire the business operations of McAleer Computer Associates, Inc. We believe the proposed acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. We anticipate that the acquisition of MCAI, if consummated, will provide several benefits as previously discussed in the item above under “Current Challenges and Opportunities of our Business.”

Except for the proposed acquisition of MCAI discussed in this report, we are unable to predict the nature, size or timing of any acquisition. We can give no assurance that we will reach agreement or procure the financial resources necessary to fund any acquisition, or that we will be able to successfully integrate or improve returns as a result of any such acquisition. We continue to pursue and enter into preliminary discussions with various acquisition candidates. However, except for the MCAI letter of intent, the Company has not entered into agreements or understandings for any other acquisitions which management deems material.

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

Critical Accounting Policies and Estimates

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition presented in our unaudited Consolidated Financial Statements included in this quarterly report. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in CSI’s 2005 Annual Report on Form 10-KSB.

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

Overview of Financial Performance

Our revenues improved by $176,187 or 2.5% for the 2006 third quarter, compared to the same period of the prior year, due to increases in Software applications sales, partially offset by a decrease in Technology solutions sales. For the nine month period ended September 30, 2006, our revenues increased by approximately $4.3 million, or 23.6%, compared to the same period in the prior year as a result of increases in sales for both the Software applications segment and Technology solutions segment.

The gross profit for the quarter increased by $239,068 or 16.7%, and for the nine months improved by $243,808, or 4.8%. The gross margin percentage was 23.4% and 20.6% for the quarters ended September 30, 2006 and 2005, respectively. The gross margin percentage was 23.7% and 28.0% for the nine months ended September 30, 2006 and 2005, respectively. The overall increase in gross profit for the quarter was attributed to an increase in Software applications gross profit, partially offset by a decline of Technology solutions gross profit. The improvement in software gross profit for the quarter came from an increase in software support agreement revenues over the prior year period, while hardware gross profit declined as a result of decreased hardware sales, offset in part by increases in commissions and engineering services. Quarterly gross margin for software also increased as a result of increased sales, while product and service increased only marginally in comparison. The hardware gross margin remained relatively flat as a result of decreased sales related to Internet-protocol telephony product sales, partially offset by increases in interactive whiteboard sales and personal computer sales both as reseller and agent and the resulting increase in commissions, and improvements in sales related to engineering services. The decrease in margins for the quarter for Technology solutions can also be attributed to increased competitive pressure in the market place for hardware in general.

For the nine months ended September 30, 2006, the increase in gross profit was attributed to the increase in software gross profits, partially offset by a decline in hardware gross profits. This overall increase in gross profit for the nine months was driven by the increases in gross profit for both segments in the first quarter, which was completely offset by the decreases in hardware gross profit for the second quarter, leaving the increase in software gross profits in the third quarter as the most substantial driver for the increase in the first nine months of 2006. The overall decrease in margin percentage can be attributed to the decrease in hardware margins due to reduced hardware sales of higher margin product in the third quarter, coupled with the increase in new hardware sales related to large dollar sales of computer systems and peripherals. CSI purchased the hardware and acted as reseller rather than agent, in contrast to the first quarter. Depending on the circumstances, which may include funding, financing costs, deal size, bid or other sales processes and considerations, CSI acts as agent on computer system sales in which case the only revenue recorded is the commissions. When CSI acts as reseller, the results from these deals are partially seen in the increase in hardware sales and corresponding increase in the costs of purchased components at low margins, with the resulting increase in margin coming through the increase in hardware commissions. These factors were partially offset by sales of higher margin engineering services and the improvement in software margins resulting from the increase in new software sales and support coupled with a decrease in related costs. The decrease in costs was due to a decrease in the number of implementations requiring purchased third party software components for the first quarter of 2006.

Operating income increased slightly from the year ago quarter by $7,026 or 3.9% and declined for the nine months by $52,161, or 13.6%. The increase in the third quarter was attributed to the increase in gross profit, substantially offset by increases across various operating expenses. The decline over the nine month period was primarily attributed to increased operating salaries, an increase in stock based compensation over the prior year period, professional and legal and compliance costs, and increases in various other operating expenses, offset by the non-recurrence in 2006 of expenses related to the reverse merger in 2005.

Consolidated Results of Operations for three months ended September 30, 2006 versus three months ended September 30, 2005

The following table and discussion sets forth the change in sales and the major items impacting the change in operating income for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005.

	Three Months Ended
	September 30, 2006	September 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$7,127,537	$6,951,350	$176,187
GROSS PROFIT	1,670,698	1,431,630	239,068
OPERATING INCOME	186,392	179,366	7,026

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$176,187
Cost of sales excluding depreciation, amortization and capitalization			(46,438)
Depreciation and Amortization			(62,104)
Capitalization of Software Costs			171,423

			239,068
Operating Expenses:
Salaries, wages and benefits			(89,804)
Reverse acquisition costs			(960)
Merger Costs			(21,709)
Stock based compensation			(179,937)
Professional and legal compliance and litigation related costs			88,890
Marketing costs			(33,509)
Travel and mobile costs			23,094
Depreciation			(20,263)
Other SG&A expenses			2,156

			$7,026

Revenue

Total sales in the third quarter of 2006 increased $176,187 in comparison with the third quarter of 2005. This net increase includes a $414,457 increase in software sales and services through the Software applications segment and a $238,270 decrease in hardware sales and services through the Technology solutions segment.

The increase in the Software solutions segment was mainly due to increases in software support agreements and sales of third party software, while new client software sales and related services remained relatively flat. Software support agreement revenues showed steady growth in third quarter 2006 over third quarter 2005 due to the addition of new software customers in third quarter 2005 and through the current quarter. Software service revenues showed improvement due to a number of implementation projects being completed in the third quarter of 2006, and increases in sales of third party software.

The decrease in the Technology solutions segment sales for the third quarter came from decreases in hardware product sales, partially offset by increases in engineering services and third party service agreements. The decrease in hardware product revenues was related to large technology sales of primarily Internet-protocol telephony product sales in prior periods that did not reoccur in the current period, offset in part by increases in interactive white board products, essentially netting to the total decrease.

Gross Profit

Gross profit in the third quarter of 2006 increased $239,068, or 16.7%, in comparison with the third quarter of 2005. The gross margin percentage was 23.4% and 20.6% for the quarters ended September 30, 2006 and 2005, respectively. The overall increase in gross profit can be attributed to improvements in the software gross profit of approximately 40.0%, offset in part by a decline in hardware gross profit of 2.0%. The improvement in software gross profit for the quarter came from an increase in software support agreement revenues over the prior year period. Hardware gross profit declined as a result of decreased hardware sales, offset in part by increases in commissions and engineering services.

Operating Expenses

Operating expenses increased $232,042, or 18.5%, in the third quarter of 2006 compared to the third quarter of 2005. The above table analyzes the major items that account for this increase. The majority of the increase, approximately $180,000, was related to stock based compensation as a result of the Company’s issuance of stock to both non-employee directors and outside consultants for services rendered, and increased salaries and wages related to the hiring of additional administrative staff to assist with public reporting in the second and third quarters of 2006. Following is a brief explanation of the other operating expenses and the related impact in the third quarter.

Reverse acquisition and acquisition costs increased approximately $23,000 in third quarter 2006. This increase is the result of minimal reverse acquisition costs, approximately $1,000, being expensed in the third quarter 2006, and primarily relates to the increase in costs associated with the intent to acquire McAleer Computer Associates, Inc.

Stock based compensation represents costs in connection with the issuance of stock awards to non-employee directors and outside consultants in 2006 and the redemption of options in 2005. Subsequent to the end of the first quarter 2005, our board of directors approved a new plan for the award of stock-based compensation to employees, directors and consultants. The new plan provides for the award of options, restricted stock or stock appreciation rights at the discretion of the compensation committee of the board of up to an aggregate of 1,100,000 shares. In February and March of 2006, the compensation committee of the board of directors reached a definitive agreement as to the terms surrounding compensation related to the reverse merger, and awarded our outside directors 196,992 shares of common stock and awarded outside consultants 344,734 shares of common stock under our 2005 Incentive Compensation Plan. Additionally, in June 2006 Jeffery A. Bryson was elected to our Board of Directors and awarded 23,350 shares of common stock under our 2005 Incentive Compensation Plan. In July, the Company entered into an Investor Relations Consulting Agreement with Alliance Advisors, LLC, and as a result issued to Alliance sixty thousand (60,000) shares of restricted common stock.

Total stock compensation issued in the third quarter of 2006 was $179,936, while no stock based compensation was record in the third quarter of the prior year.

Professional and legal compliance and litigation related costs decreased in third quarter 2006, over third quarter 2005 by $88,890. A significant amount of this decrease was related to reduced registration costs and litigation expenses related to the reverse merger, partially offset by increased costs associated with ongoing compliance. While the costs associated with the original registration are likely to decrease in future periods, we anticipate that the audit fees and Sarbanes-Oxley related costs will continue.

Marketing costs increased due to the establishment of a new brand for CSI: CSI Technology Outfitters™ Computers. Software. Innovations. We are using “Technology Outfitters” to connote our ability to outfit organizations with a variety of technology and software solutions. We have also redesigned our website to match this theme and created a brochure which presents a wider range of offerings that can be communicated quickly in summary form. We spent $33,509 on marketing, including our re-branding efforts in, the third quarter of 2006, while there were virtually no marketing costs in the third quarter of 2005.

Travel and mobile costs decreased in third quarter 2006 over third quarter 2005 by $23,094. These costs decreased due to reduced travel requirements across various departments.

Depreciation expense increased as a result of increased capitalized costs related to the relocation of our corporate headquarters late in 2005 and early in 2006 being depreciated in the third quarter of 2006.

Other SG&A expenses decreased by $2,156 as a result of small decreases across various administrative cost accounts.

Operating Income

Operating income increased from the year ago quarter by $7,026 or 3.9%. The increase in the third quarter was largely attributed to the increase in gross profit, partially offset by the increases in operating expenses. The increase in gross profit was attributed to a decline in hardware gross profit, offset by improvements in the software gross profit, the net of which was reduced by increases in various operating expenses as discussed above.

Segment information

CSI is organized into two segments: Software applications and Technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	September 30, 2006	September 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$1,448,180	$1,033,723	$414,457
GROSS PROFIT	891,762	636,859	254,903
SEGMENT INCOME (LOSS)	359,657	130,770	228,887

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$414,457
Cost of sales excluding depreciation, amortization and capitalization			(272,453)
Depreciation and Amortization			(58,524)
Capitalization of Software Costs			171,423

			254,903
Operating Expenses:
Salaries, wages and benefits			(13,468)
Other SG&A expenses			(12,548)

			$228,887

The increase in the Software applications segment was mainly due to increases in software support agreements and sales of third party software, while new client software sales and related services remained relatively flat. Software support agreement revenues showed steady growth in third quarter 2006 over third quarter 2005 due to the addition of new software customers in third quarter 2005 and through the current quarter. Software service revenues showed improvement due to a number of implementation projects being completed in the third quarter of 2006, and due to increases in third party software sales as well.

The cost of sales excluding depreciation, amortization and capitalization increased primarily due to an increase in salaries and wages resulting from the addition of the .Net Microsoft SQL (application programming language and database conversion) team throughout 2005 and the addition of software services staff in 2006. In addition to salaries and wages, the increase was related to an increase in purchased third party software components, as installations in third quarter 2006 required more purchased components than in the year-ago quarter, which was offset by a decrease in travel and mobile costs associated with software services. The increases in deferred software costs and amortization are primarily associated with increased costs and subsequent amortization of those costs which are associated with the conversion of our integrated financial management software, CSI+, to ..Net SQL., work on our standards based lesson planning software, curriculator™ and our application delivery solution, DeliveryPoint.

The increase in the salaries and wages component of operating expenses was related to an increase in sales and pre-sales salaries, as well as the addition of administrative staff in the second and third quarter of 2006. Other SG&A expenses increased primarily as a result of increased non-compliance related professional fees including expenses for sales consulting, market research and trademark activities, as well as increased marketing costs associated with the re-branding of CSI’s products and services.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computer based technologies and accessories and offer a wide range of technology hardware and consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	September 30, 2006	September 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$5,679,357	$5,917,627	$(238,270)
GROSS PROFIT	778,936	794,771	(15,835)
SEGMENT INCOME	101,709	209,854	(108,145)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$(238,270)
Cost of sales excluding depreciation			226,015
Depreciation			(3,580)

			(15,835)
Operating Expenses:
Salaries, wages and benefits			(76,337)
Other SG&A expenses			(15,973)

			$(108,145)

Technology solutions sales decreased over third quarter 2005 by $238,270 or 4.0%, due to decreases in new hardware sales, which were partially offset by increases in engineering service revenues and third party service agreement revenues. The decrease in new hardware sales is attributed to significant sales of Internet-protocol telephony product sales that occurred in the third quarter of 2005, totaling approximately $2,000,000, for which there were no comparative sales in the third quarter of 2006. These significant decreases where offset in part by increases in sales of interactive white board products and related engineering services. In addition, new hardware sales related to computer systems and peripherals, where CSI purchased the hardware and acted as reseller rather than agent, increased over prior year. Hardware gross profit declined as a result of decreased hardware product sales as discussed above, offset in part by increases in commissions and higher margin engineering services. The significant increase in cost of sales excluding depreciation is the result of the increases in hardware sales where CSI acted as reseller, as well as increases in salaries related to technical delivery and travel and mobile costs.

The increase in the salaries and wages component of operating expenses was related to an increase in sales and pre-sales salaries, as well as the addition of administrative staff in the second and third quarters of 2006. Other SG&A expenses increased primarily as a result of increased non-compliance related professional fees including expenses for sales consulting, market research, and trademark activities, as well as increased marketing costs associated with the re-branding of CSI’s products and services.

The following tables summarize information about segment profit and loss for the quarters ended September 30, 2006 and 2005 and assets allocated to segments as of September 30, 2006 and 2005.

	Software Applications	Technology Solutions	Total Company
Quarter ended September 30, 2006:
Net sales and service revenue	$1,448,180	$5,679,357	$7,127,537
Gross profit	891,762	778,936	1,670,698
Segment income	359,657	101,709	(*)
Segment assets	3,001,817	4,831,736	7,833,553

Quarter ended September 30, 2005:
Net sales and service revenue	$1,033,723	$5,917,627	$6,951,350
Gross profit	636,859	794,771	1,431,630
Segment income	130,770	209,854	(*)
Segment assets	2,575,707	5,971,862	8,547,569

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Quarter Ended
	September 30, 2006	September 30, 2005
Segment income:
Software applications segment	$359,657	$130,770
Technology solutions segment	101,709	209,854

TOTAL SEGMENT INCOME	461,366	340,624
Less: Merger and compliance costs
Stock based compensation	(179,937)	—
Professional and legal compliance and litigation related costs	(72,368)	(161,258)
Reverse acquisition costs	(960)	—
Acquisition costs	(21,709)	—

OPERATING INCOME Per consolidated Statements of Operations	$186,392	$179,366

Interest and Other Income and Expenses

Interest expense increased approximately $29,000 in the third quarter of 2006 compared to the third quarter of 2005 due to the additional interest costs incurred related to increased notes payable to our bank and additional interest paid to the five original shareholders of CSI – South Carolina and Barron Partners LP as a penalty for deferring payment on the subordinated notes payable associated with the reverse merger transactions. A material decrease in other income and expenses related to the unrealized gain on warrants recorded in 2005 which did not recur in 2006. In the third quarter of 2005, CSI recognized a non-cash gain related to the accounting for the warrants of approximately $1.2 million ($720,000 net of tax) due to an increase in the market value of the warrants based on the Black-Scholes valuation method. While this item did not have a significant impact in the second quarter 2006, the warrant gains in the third and fourth quarters of 2005 had a significant effect on comparability in the third quarter of 2006, and are anticipated to have such a like affect in the fourth quarter of 2006. As a result, CSI’s net income in the third quarter of 2006 as discussed below, was significantly below that of the prior year taking into consideration the non-cash gains recorded in 2005 associated with the warrants. Again, we expect that the fourth quarter of 2006 will be likewise affected.

Income Taxes

Income taxes decreased by $395,830, or 76.8%, in the third quarter of 2006 compared to the third quarter of 2005. The decrease was primarily a result of having no gain associated with the warrants in the third quarter 2006, partially offset by the improvement in operating income.

Net Income (loss) and Earnings (loss) per Share

Net income decreased $817,281, or 105.0%, to a net loss of $39,163 for third quarter 2006. The decrease in net income was the result of the reduction in hardware gross profit, increased operating expenses, the increase of stock based compensation costs, and the absence of the unrealized gain on the warrants in the 2006 quarter, which were partially offset by the improvements in software margins and the absence of reverse acquisition costs.

Basic earnings per share declined from $0.30 in the third quarter of 2005 to a loss per share of $0.01 in the third quarter of 2006. Diluted earnings per share declined, from $.06 per share in third quarter 2005 to $0.01 per share in 2006. The additional preferred stock, common shares underlying warrants and employee held options issued in connection with the merger in February 2005 were included in the calculation of diluted earnings per share for third quarter 2005, but were not included for the third quarter 2006 as their effect would have been anti-dilutive. See Note 2 to the financial statements for additional discussion concerning the calculation of earnings per share.

Consolidated Results of Operations for nine months ended September 30, 2006 versus nine months ended September 30, 2005

The following table and discussion sets forth the change in sales and the major items impacting the change in operating income for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005.

	Nine Months Ended
	September 30, 2006	September 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$22,671,638	$18,342,082	$4,329,556
GROSS PROFIT	5,371,004	5,127,196	243,808
OPERATING INCOME	332,733	384,894	(52,161)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$4,329,556
Cost of sales excluding depreciation, amortization and capitalization			(4,301,291)
Depreciation and Amortization			(218,397)
Capitalization of Software Costs			433,940

			243,808
Operating Expenses:
Salaries, wages and benefits			(379,481)
Reverse acquisition costs			695,154
Stock based compensation			(243,974)
Acquisition Costs			(38,273)
Professional and legal compliance and litigation related costs			(52,462)
Marketing costs			(124,639)
Travel and mobile costs			(56,772)
Depreciation			(68,343)
Other SG&A expenses			(27,179)

			$(52,161)

Revenue

Our revenues for the first nine months of 2006 were $22,671,638, $4,329,556 or 23.6% higher than the first nine months of 2005. The favorable change resulted from increases in sales over the prior year periods $750,100, $3,403,269 and $176,187 in the first, second and third quarters of 2006. Technology solutions segment product sales of infrastructure and network products, instructional hardware, computer systems and printing and fax machines increased substantially through the first and second quarters. However, such sales were down in comparison to the prior year nine months due to significantly decreased Internet-protocol telephony product sales in the third quarter of 2005, with no comparative sales in the same period of 2006. The decrease in the Internet-protocol telephony product sales was offset in part by increases of computer systems and peripherals, where CSI purchased the hardware and acted as reseller rather than agent.

The increase in the Software applications segment sales was due to increases in software support agreement revenues and software service revenues, with the most significant increases related to software support agreement revenues. New client software sales increased in both the first and second quarters of 2006, compared to the same quarters in 2005, and remained relatively flat for the third quarter 2006 in comparison to prior period. Software service revenues were down in the first quarter but picked up in the second and third quarters due to a number of implementations being completed. Additionally, revenues related to support agreement services showed steady growth due in part to the addition of new software clients since the prior year, but more significantly showed improvement in the movement of some existing clients to enhanced support offerings.

Gross Profit

Gross profit was $5,371,004 for the first nine months of 2006, an increase of $243,808 or 4.8% over the same period of the prior year. The gross margin was 23.7% for the first nine months of 2006 versus 28.0% for the same period of 2005. The increase in gross profit for the nine months was attributed to the increase in software profits, partially offset by a decline in hardware gross profits. This overall increase in gross profit for the nine months was driven by the increases in gross profit for both segments in the first quarter, which was completely offset by the decreases in hardware gross profit for the second quarter, leaving the increase in software gross profits in the third quarter as the most substantial driver for the increase in the first nine months of 2006. The overall decrease in margin percentage can be attributed to the decrease in hardware margins due to reduced hardware sales of higher margin product in the third quarter, coupled with the increase in new hardware sales related to large dollar sales of computer systems and peripherals, where CSI purchased the hardware and acted as reseller rather than agent. These factors were partially offset by sales of higher margin engineering services and the improvement in software margins resulting from the increase in new software sales and support coupled with a decrease in related costs due to a decrease in the costs of purchased third party software components for the first nine months of 2006.

Operating Expenses

Operating expenses were $5,038,271 for the first nine months of 2006, an increase of $295,969 or 6.2% over the same period of the prior year. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in the $379,481 increase in salaries and wages, the $243,974 increase in stock based compensation, the $52,462 increase in legal and professional compliance and litigation costs, and the $124,639 increase in marketing costs, all of which were partially offset by the absence of reverse acquisition costs in 2006. The increase in salaries, wages and benefits was primarily due to the increase in the sales and pre-sales staff and increased administrative staff hired in the second and third quarters of 2006. Following is a brief explanation of the other operating expenses and the related impact in the third quarter.

Reverse acquisition costs decreased significantly, by approximately $700,000, in the first nine months of 2006, as the majority of the reverse acquisition costs were incurred and expensed in connection with the completion of the reverse merger in 2005.

Stock based compensation represents costs in connection with the issuance of stock awards to non-employee directors and outside consultants in 2006 and the redemption of options in 2005. Subsequent to the end of the first quarter 2005, our board of directors approved a new plan for the award of stock-based compensation to employees, directors and consultants. The new plan provides for the award of options, restricted stock or stock appreciation rights at the discretion of the compensation committee of the board of up to an aggregate of 1,100,000 shares. In February and March of 2006, the compensation committee of the board of directors reached a definitive agreement as to the terms of compensation for our outside directors, and awarded our outside directors 196,992 shares of common stock and awarded outside consultants 344,734 shares of common stock under our 2005 Incentive Compensation Plan. Additionally, in June 2006, Jeffery A. Bryson was elected to our Board of Directors and awarded 23,350 shares of common stock under our 2005 Incentive Compensation Plan. In July, the Company entered into an Investor Relations Consulting Agreement with Alliance Advisors, LLC, and as a result issued to Alliance sixty thousand (60,000) shares of restricted common stock.

Total stock compensation issued in the first three quarters of 2006 was $1,033,043, of which $613,954 was earned in the first quarter upon issuance of the stock awards following the reaching of a definitive agreement with outside directors and outside consultants as to the terms of compensation for the services performed to date. In second quarter 2006, $81,258 was earned and $179,936 was earned in the third quarter of 2006, leaving $157,895 as unearned stock compensation at September 30, 2006.

Professional and legal compliance and litigation related costs increased slightly in the first nine months of 2006, over the corresponding period of 2005 by $52,462 due to the costs associated with operating as a public company, including initial Sarbanes-Oxley implementation costs incurred for the first time in the current year, partially offset by reduced registration costs and litigation expenses. A significant amount of these costs in the third quarter of 2006 were related to audit fees, initial Sarbanes-Oxley implementation costs, and various other costs associated with the requirements of operating as a public company. While the costs associated with the reverse merger are likely to decrease in future periods, the Company anticipates that the audit fees and Sarbanes-Oxley related costs will continue. The Company cannot quantify how much professional and legal compliance and litigation related costs will be in future periods as it is unable to project events which may impact these amounts. However, the Company has budgeted approximately $600,000 for these costs in 2006.

Marketing costs increased due to the establishment of a new brand for CSI: CSI Technology Outfitters™ Computers. Software. Innovations. We are using “Technology Outfitters” to connote our ability to outfit organizations with a variety of technology and software solutions. We have also redesigned our website to match this theme and created a brochure which presents a wider range of offerings that can be communicated quickly in summary form. We spent a total of $124,639 on marketing, including our re-branding efforts in the first, second and third quarters of 2006, while there were virtually no such marketing costs in the same quarters of 2005.

Travel and mobile costs increased slightly in the first nine months of 2006 over the first nine months of 2005 by $56,772. These costs increased due to increased sales staff, increases in fuel costs and increased travel requirements of senior management.

Depreciation expense increased as a result of increased capitalized costs related to the relocation of our corporate headquarters late in 2005 and early in 2006 being depreciated in the first nine months of 2006.

Other SG&A expenses increased as a result of non-compliance related professional fees for sales consulting, market research, and trademark activities, as well as increased marketing costs associated with the re-branding of CSI’s products and services.

Operating Income

Operating income for the nine months ended September 30, 2006 was $332,733, a decrease of $52,161 or 13.6% compared to the same period of the prior year. This decrease in operating income was largely the result of the $522,877 improvement in the first quarter of 2006 being more than offset by the decrease of $582,063 in the second quarter of 2006. The overall decline in the first nine months of 2006 was a result of increased sales and improved software margins, offset by reduced hardware margins and increases in our operating expenses primarily as a result of increases in salaries, wages and benefits; professional and legal compliance costs; marketing costs; travel and mobile costs; and depreciation and amortization.

Segment information

Software applications segment

	Nine Months Ended
	September 30, 2006	September 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,998,257	$3,162,511	$835,746
GROSS PROFIT	2,470,816	1,817,419	653,397
SEGMENT INCOME	875,069	474,027	401,042

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit
Sales			$835,746
Cost of sales excluding depreciation, amortization and capitalization			(432,107)
Depreciation and Amortization			(184,182)
Capitalization of Software Costs			433,940

			653,397
Operating Expenses
Salaries, wages and benefits			(130,504)
Other SG&A expenses			(121,851)

			$401,042

Software applications segment sales increased by $835,746, or 26.4%, due to increases in new client software sales and software service revenues, and continued growth of support agreement revenues. Software service revenues were down in the first quarter but picked up in the second and third quarters due to a number of training projects being completed.

Cost of sales excluding depreciation, amortization and capitalization increased in the first nine months of 2006 by $432,107, or 36.0%, over the first nine months of 2005. This increase was the result of increased salaries and wages due to the addition of the .Net Microsoft SQL (application programming language and database conversion) team throughout 2005, and increased travel and mobile costs, the total of which was offset in part by a decrease in costs associated with purchased components related to software. Installations in the first nine months of 2006 did not require significant purchased third party software components. The increases in deferred software costs and amortization are primarily associated with increased costs and subsequent amortization of those costs, which are associated with the conversion of our integrated financial management software, CSI+, to .Net SQL., work on our standards based lesson planning software, curriculator™ and our application delivery solution, DeliveryPoint.

The increase in the salaries and wages components of in operating expenses related to an increase in sales and pre-sales salaries and commissions, as a result of increased sales, as well as the addition of administrative staff in the second and third quarters of 2006. Other SG&A expenses increased primarily as a result of increased non-compliance related professional fees for sales consulting, market research, and trademark activities, as well as increased marketing costs associated with the re-branding of CSI’s products and services and the hiring of a marketing director in the third quarter of 2006.

Technology solutions segment

	Nine Months Ended
	September 30, 2006	September 30, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$18,673,381	$15,179,571	$3,493,810
GROSS PROFIT	2,900,188	3,309,777	(409,589)
SEGMENT INCOME	869,237	1,730,651	(861,414)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit
Sales			$3,493,810
Cost of sales excluding depreciation			(3,869,184)
Depreciation			(34,215)

			(409,589)
Operating Expenses
Salaries, wages and benefits			(296,743)
Other SG&A expenses			(155,082)

			$(861,414)

Technology solutions segment product sales of infrastructure and network products, instructional hardware, computer systems and printing and fax machines increased substantially through the first and second quarters, but were down in comparison to the prior year nine months due to significant decreases Internet-protocol telephony product sales which occurred in the third quarter of 2005, with no comparative sales in the same period of 2006. The decrease in Internet-protocol telephony product sales was offset in part by increases of computer systems and peripherals, where CSI purchased the hardware and acted as reseller rather than agent.

The increase in the salaries and wages component of operating expenses was related to an increase in sales and pre-sales salaries and commissions, as a result of increased sales efforts, as well as the addition of administrative staff in the second and third quarters of 2006. Other SG&A expenses increased primarily as a result of increased non-compliance related professional fees for consulting, market research, and trademark activities, as well as increased marketing costs associated with the re-branding of CSI’s products and services, and the hiring of a marketing director in the third quarter of 2006.

The following tables summarize information about segment profit and loss for the nine month periods ended September 30, 2006 and 2005 and assets allocated to segments as of September 30, 2006 and 2005.

	Software Applications	Technology Solutions	Total Company
Nine months ended September 30, 2006:
Net sales and service revenue	$3,998,257	$18,673,381	$22,671,638
Gross profit	2,470,816	2,900,188	5,371,004
Segment income	875,069	869,237	(	*)
Segment assets	3,001,817	4,831,736	7,833,553
Nine months ended September 30, 2005:
Net sales and service revenue	$3,162,511	$15,179,571	$18,342,082
Gross profit	1,817,419	3,309,777	5,127,196
Segment income	474,027	1,730,651	(	*)
Segment assets	2,575,707	5,971,862	8,547,569

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Nine Months Ended
	September 30, 2006	September 30, 2005
Segment income:
Software applications segment	$875,069	$474,027
Technology solutions segment	869,237	1,730,651

TOTAL SEGMENT INCOME	1,744,306	2,204,678
Less: Merger and compliance related costs
Stock based compensation	(875,148)	(631,174)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	—	(47,766)
Reverse acquisition costs	(64,129)	(759,283)
Acquisition costs	(38,273)	—
Professional and legal compliance costs	(434,023)	(381,561)

OPERATING INCOME Per Statement of Operations	$332,733	$384,894

Interest and other income and expenses

Interest income decreased by approximately $3,000 due to the Company only receiving interest on overnight invested funds related to its bank line of credit for a few weeks in 2006, while the Company received interest income from approximately $3 million held in a money market account for the first portion of the first quarter in 2005. Interest expense increased $103,645 in the first nine months of 2006 compared to the first nine months of 2005 due to the additional interest costs incurred related to the notes payable to our bank and additional interest paid to the five original shareholders of CSI – South Carolina and Barron Partners LP on the subordinated notes payable associated with the reverse merger transaction.

A material decrease in other income and expenses occurred related to the unrealized loss on warrants recorded in 2005 which did not recur in 2006. In the first nine months of 2005, we recognized a non-cash loss related to the accounting for the warrants of approximately $2.0 million (approximately $1.2 million net of tax) due to a decrease in the market value of the warrants based on the Black-Scholes valuation method. Accordingly, the nine month 2006 improvement is significant in comparison to the loss in the prior year’s nine month period. However, the warrant loss in the first six months of 2005 was offset by significant gains in the third and fourth quarters of 2005. As a result, CSI’s net income for the third quarter of 2006, discussed below, is significantly below that of the prior year taking into consideration the non-cash gains recorded in the 2005 third quarter associated with the warrants. Likewise, CSI’s net income to be reported for the fourth quarter of 2006 will likely be similarly affected.

Income Taxes

Income taxes increased by approximately $800,000, or 112.7%, in the first nine months of 2006 compared to the first nine months of 2005. The increase was due in part to the reduction in operating income but more significantly, the absence in 2006 of the tax effect, approximately $800,000, of the $2.0 million loss associated with the warrants in 2005.

Net Income (Loss) and EPS

For the first nine months of 2006, we reported a net loss of $67,905, reflecting an improvement of $1,734,830, or 96.2%, compared to the net loss of $1,802,735 for first nine months of 2005. The reduced loss was due primarily to the absence of the unrealized loss on the warrants which occurred in 2005, which offset the decrease in operating income.

Basic earnings per share improved from a loss per share of $0.41 in the first nine months of 2005, to a loss per share of $0.02 in the first nine months of 2006. Diluted earnings per share also improved from the $0.41 loss per share in the first nine months of 2005 to a loss per share of $0.02 in the first nine months of 2006. Diluted earnings per share were the same as basic earnings per share for the nine months ended September 30, 2005 and 2006, as the effect of potential shares from the exercise of the preferred stock, options and warrants, due to losses being reported in both periods, was anti-dilutive. Due to being anti-dilutive, the additional preferred stock and common shares underlying warrants and employee held options issued in connection with the merger in February 2005 were not included in the calculation of diluted earnings per share for the nine months ended September 30, 2005 and 2006. See Note 2 to the financial statements for additional discussion surrounding the calculation of earnings per share. Also see comments regarding net income to be reported for the fourth quarter in the “Interest and other income and expenses” section above.

Liquidity and Capital Resources

Cash remained $0.00 at September 30, 2006, due to cash provided by operations of $2,457,820, cash used for investing activities of $1,751,790 and cash used for financing activities of $706,030.

Cash from Operating Activities

Cash provided by operating activities totaled $2,457,820 in the first nine months of 2006 compared to cash used for operating activities of $1,533,989 in the first nine months of 2005. The increase of $3,991,809 in 2006 is due primarily to the decrease in operating losses, the increase in depreciation and amortization, and the decrease in accounts receivable. These favorable changes were offset against the absence of the loss related to the warrant, the change in deferred income taxes and changes in the additional current assets and liabilities balances as noted below.

Changes since year end to balance sheet items related to operating activities are as follows:

Decreases in the consolidated balance sheet line items for accounts receivable and accounts payable were due to the collection of funds and subsequent payment of vendor invoices in the third quarter of 2006 as a result of large technology deals, which occurred in the second quarter of 2006. In these transactions, we acted as reseller rather than agent, and therefore recorded significant amounts due from clients and due to vendors supplying the product sold related to these deals. Increased hardware demand and timing of sales also resulted in an increase in inventories. The increase in deferred revenue is in connection with the significant increase in support agreements previously discussed, as the revenue associated with these agreements is deferred over the lives of the agreements. The decrease in the taxes receivable balance is the result of the filing of the 2005 tax return, and the subsequent change in management’s estimate of timing and realization of the tax benefits related to nondeductible items including sales-side meals and entertainment, acquisition activities, and capitalization of software development costs. The changed estimate resulted in a shift between current and deferred taxes for temporary items, and was also impacted by the payment in 2006 of certain 2005 year end accruals.

Cash from Investing Activities

Cash used for investing activities totaled $1,751,790 in the first nine months of 2006, compared to $828,170 in the first nine months of 2005. The increase of $923,620 is due primarily to the continued investment in development of the .Net version of CSI’s major software modules, the investment in curriculator™ software and increased purchases of property and equipment primarily related to the relocation of the corporate headquarters in the first quarter of 2006.

Cash from Financing Activities

Cash used for financing activities netted to $706,030 in the first nine months of 2006, compared to cash used of $1,294,318 in the first nine months of 2005. The decrease of $588,288 is due primarily to the absence of activities related to the reverse acquisition in 2005.

EBITDA and Adjusted EBITDA for the Quarter and Nine Month Period Ended September 30, 2006

EBITDA decreased 71.4% to $440,997 in the third quarter of 2006 compared to $1,542,530 reported in the third quarter 2005. This was primarily due to the decrease in net income of $817,281, or 105.0%, over the prior year third quarter net income. Adjusted EBITDA increased 76.9% to $621,894 for the third quarter 2006, compared to $351,604 for the third quarter 2005. The increase in adjusted EBITDA is related to the unrealized gain on the financial instrument that was recognized in third quarter 2005.

EBITDA increased 159.8% to $1,106,383 for the first nine months of 2006 compared to the EBITDA loss of $1,850,358 reported for the first nine months of 2005. This increase was due to the increase in net income of $1,734,830, or 96.2%, over the same period of the prior year. This increase in net income is due to the loss on the financial instrument and the corresponding tax benefit being recorded in the first nine months of 2005, with no such loss or tax effect occurring in the same period of 2006. Adjusted EBITDA for the first nine months of 2006 increased by 32.6% to $2,045,660 compared to the same period in the prior year. This increase is also driven by the increase in net income, but is reduced by the reduction of the adjustments associated with the loss related to the financial instrument and the significant decrease in reverse merger costs in 2006.

EBITDA and Adjusted EBITDA are non-GAAP financial measures used by management, lenders and certain investors as a supplemental measure in the evaluation of some aspects of a corporation’s financial position and core operating performance. When evaluating EBITDA and Adjusted EBITDA, investors should consider, among other things, increasing and decreasing trends in both measures and how they compare to levels of debt and interest expense, ongoing investing activities, other financing activities and changes in working capital needs. Moreover, these measures should not be construed as alternatives to net income (as an indicator of operating performance) or cash flows (as a measure of liquidity) as determined in accordance with GAAP. For a reconciliation of EBITDA and Adjusted EBITDA to Net Income under GAAP, please refer to the information discussed above in “Non-GAAP Financial Measures: Earnings Before Interest Expense (net), Income taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA.”

All companies do not calculate EBITDA or adjusted EBITDA in the same manner. Accordingly, the EBITDA and adjusted EBITDA measures presented may not be comparable to similarly titled measures of other companies.

Credit Arrangements

During the first quarter of 2005, in order to support the activities of the reverse acquisition, the Company entered into a $3.0 million line of credit facility with a bank whereby the Company can borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3.0 million. In the first quarter of 2006, this facility was renewed with an increased limit of $3.5 million. Eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. Immediately upon entering into the loan agreement in 2005, the Company borrowed $1,500,000 which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. The loans bear interest at Libor plus 0.275%, (8.08% at September 30, 2006), payable monthly. The original facility matured on July 15, 2006, following short-term extensions to align the renewal period to follow the Company’s annual reporting and board and stockholder meeting time frames. On July 14, 2006, the Company executed a modification agreement extending the maturity date of the facility from July 15, 2006 to July 15, 2007. The modification agreement also increased the principal amount of the facility from $3.0 million to $3.5 million. The reason for the increase in principal is to support increasing working capital requirements of the Company.

Loans under the facility are secured by a first priority lien on all of our personal property to the lender, including all accounts, equipment, inventory, contract rights and intangibles. Under the facility, CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of a debt to Adjusted EBITDA ratio of not more than 2.5:1 measured as of fiscal year end; a debt service coverage of 1.2:1.0 as measured at fiscal year end (measured as Adjusted EBITDA, as defined, divided by current maturities of long-term debt plus interest payments); Adjusted EBITDA of not less than $2,000,000; and a minimum tangible net worth of $1,500,000 (including subordinated debt). Adjusted “EBITDA” is defined as net income or loss adjusted for net interest expense, income tax expense or benefit, depreciation, amortization, and also certain additional items allowed to be excluded from our debt covenant calculation including other non-cash items such as operating non-cash compensation expense, and the Company’s initial reorganization or restructuring related costs, unrealized gain or loss on financial instrument and gain or loss on the disposal of fixed assets. As of September 30, 2006, the Company believes it had complied with the covenants.

On September 27, 2006, our bank lender under our credit facility entered into an agreement with respect to potential violations arising out of our negotiation, execution and delivery of the letter of intent to acquire the business operations of MCAI. At the time the letter of intent was executed, the Company was required to make an earnest money deposit in the amount of One Hundred Thousand ($100,000.00) to MCAI. Because the Company intended to use loan proceeds from the bank to make the payment to MCAI, certain covenants contained in the loan documents may have been violated. Moreover, the Company’s pursuit of an asset acquisition under the terms of the letter of intent may have implicated or violated other provisions of the loan documents. Our bank granted the requested waiver to facilitate CSI entering into the letter of intent to acquire MCAI.

As of September 30, 2006 there was $655,000 of outstanding draws under our bank credit facility, and $2,845,000 was available under the facility.

The Company also has significant commitments under the subordinated notes payable to the original five shareholders of CSI – South Carolina and Barron, as a result of the reverse acquisition, totaling $2,250,400, which was due and payable on May 10, 2006. The Company failed to pay the subordinated notes at maturity, and such notes are in default. Interest not paid quarterly and any principal not paid by the due date accrue interest at 15% until paid. Any potential cross-default under our bank credit facilities relating to the nonpayment of the subordinated notes has been waived by our bank lender through July 15, 2007. We have agreed with our bank to cure the default under the subordinated notes by that date if and when any such action might be deemed necessary based on discussions with the subordinated noteholders. Pursuant to the terms of our bank credit facilities, we have also agreed to obtain the consent of the bank to any modification of the terms of the subordinated notes.

Although adequate availability existed under our bank credit facility to repay in full the subordinated notes on the May 10, 2006 maturity date, we did not believe such a use of the facility practicable or in the best interest of CSI. First, we believed that draws under the credit facility to repay the subordinated notes may have left inadequate availability to support our working capital needs for the remainder of the year. Second, and more important, the subordinated debt is counted as equity in the calculations of the minimum tangible net worth requirement with the bank. Utilization on May 10, 2006 of the bank credit facility to repay the subordinated notes would probably have caused us to violate the minimum tangible net worth covenant at the next covenant test date of December 31, 2006. Looking forward, we believe it is unlikely that we will be able to generate sufficient net income during 2006 so as to permit repayment of the subordinated notes with draws under the line of credit this fiscal year and still maintain compliance with the minimum tangible net worth covenant. In addition, we may potentially use available funds under the credit facility to fund MCAI acquisition.

The Company currently plans to use the first $2,250,400 of warrant proceeds, if and when available, to repay the subordinated debt. We may also consider other arrangements, such as negotiating with the noteholders for an extension of the due date or conversion of some or all of the subordinated notes to equity. We may also consider new financing, such as in connection with an acquisition. Although the registration statement registering the resale of the warrant shares was declared effective by the SEC on February 14, 2006, we gave notice on September 11, 2006 pursuant to the registration rights agreement with Barron, to the effect that the registration statement could no longer be utilized to sell shares until the filing of an amendment to include disclosure, among other things, on our proposed acquisition of MCAI. Further, although Barron has communicated an interest in selling some of the shares underlying the warrants, we cannot predict when Barron may exercise the warrants and we will receive proceeds with which to repay the subordinated notes. Also, it should be noted that Barron may procure saleable common shares by first converting its preferred stock, thereby deferring its exercise of the two warrants. We would receive no proceeds from a conversion of the preferred stock.

We have engaged in negotiations with the subordinated noteholders to extend the maturity of the subordinated notes. Such negotiations included the consideration of the conversion of all or a portion of the subordinated notes to equity. Although we are optimistic that a successful resolution of the repayment of the subordinated notes will be obtained, and the default under such notes cured within the waiver period provided by the bank, we can give no assurances that such a resolution will in fact occur. Although the terms of the notes subordinate the rights of the holders to those of senior lenders—including the bank—and generally prohibit the Company from making any payments on the subordinated notes until the repayment of senior debt, the holders of the subordinated notes could potentially accelerate such debt following nonpayment by the Company at maturity. Although this would not have any direct effect on the Company, it may trigger a default under our bank line of credit. Despite what we believe to be our good relations with our bank, we are unable to predict whether our bank lender would grant another waiver under such circumstances. If our bank did not grant such a waiver, we could be forced to obtain an alternative source of financing. We can give no assurances that replacement financing would be available on acceptable terms, or at all. Also, it may be possible for the subordinated noteholders to bring legal action with respect to the subordinated notes, the adverse consequences of which we are unable to evaluate. However, as indicated above, we have discussed with the subordinated noteholders a delay in payment on the notes and alternatives including extending the maturity date. We do not anticipate any of such noteholders taking any action detrimental to the Company. It should be noted that five of the subordinated noteholders are currently significant stockholders of the Company, and four of these are executive officers of the Company. The sixth subordinated noteholder, Barron, holds all of the Company’s preferred stock.

Future Capital Needs and Resources

Since inception, and prior to the merger, the Company had funded its operations through cash flow from operations. However, as a result of the recapitalization in connection with the reverse merger the Company has chosen to utilize a line of credit facility and term loan to assist in the financing of future costs.

Ongoing capital resources depend on a variety of factors, including our existing cash balance, the cash flow generated from our operations and external financial sources that may be available. As of December 31, 2004, our capital resources included $3.7 million of cash, which was impacted by the merger and related transactions as described in Note 3 of the interim financial statements. As a result, at December 31, 2005 our cash balance was zero, and we were funding our operations through the use of our $3.0 million line of credit. As of September 30, 2006, the Company plans to continue using the line of credit (now $3.5 million) to fund operations, while using the $400,000 term loan to support capital expenditures. In light of the additional capital needs incurred in connection with the relocation of our main offices, and to provide additional working capital availability under our line of credit, we may seek to increase our term borrowings to $1,000,000. Our ability to generate sufficient operating cash flow is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers; and

•	our ability to continue to grow our customer base.

In addition, we have submitted an offer for the purchase of substantially all of the assets of the software systems and service business owned and operated by MCAI for total consideration of approximately $4.0 million, of which approximately $3.5 million would be due and payable at closing. Assuming we negotiate a definitive acquisition agreement with MCAI and subsequently consummate the proposed acquisition, we would likely seek an increase in our current revolving loan facility and use the availability under this facility to fund the initial purchase. We are also pursuing other options which could include mezzanine financing and the raising of additional equity capital. All of these options are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment. Depending on cash flow from current operations and the consummation of the acquisition, we may find longer-term funding unnecessary. In the alternative, we may not take advantage of such options, thereby paying down debt and minimizing any potential for dilution from any additional capital raise or reduced potential for future cash receipts in a warrant reset.

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

Burden of Professional and Legal Compliance Costs. For the nine months ended September 30, 2006, professional and legal compliance and litigation costs, excluding stock-based (non-cash) compensation, totaled $434,023. These related primarily to compliance costs related to operating as a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should abate due to the reduced registration costs as the Company’s registration statement was declared effective with the Securities and Exchange Commission on February 14, 2006. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information—including a post-effective amendment to include disclosure concerning the proposed acquisition of MCAI—will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Also, the compliance costs associated with public company status are significant and will continue. However management anticipates that some cost efficiencies may be gained as CSI gains experience as a reporting company and management seeks to more aggressively manage compliance costs.

Bank Credit Facility. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, for the foreseeable future, we will rely on our $3.5 million line of credit facility whereby the Company can borrow up to 80% of its receivable balance, not to exceed the total facility limit of $3.5 million. As of September 30, 2006, our facility allowed for borrowing up to $3.5 million (based on adjustments for eligible receivables) of which there was $655,000 of outstanding draws under our bank credit facility, and $2,845,000 was available under the facility for additional loan advances.

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

Subordinated Promissory Notes. At September 30, 2006, subordinated promissory notes payable to shareholders totaled approximately $2.3 million. As described above, we failed to repay the subordinated promissory notes upon their maturity on May 10, 2006. From discussions with the holders of the subordinated notes, we anticipate that they will cooperate with the Company in formulating a new repayment schedule or other resolution. Such notes are also subordinated to our senior debt, and we believe the ability of the subordinated debt holders to have direct recourse against the Company is currently limited. However, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such noteholders also may take legal or other adverse collection actions against the Company. For further discussion regarding the subordinated notes please see “Credit Arrangements” above.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2006 will principally consist of $1.2 million for software development and $660,000 for capital expenditures. These amounts will be funded through cashflow from operations, our line of credit or an increase in our term debt of $1,000,000.

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

As previously disclosed, we entered into a letter of intent on September 14, 2006 to acquire the business operations of McAleer Computer Associates, Inc. We believe the proposed acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. We anticipate that the acquisition of MCAI, if consummated, will provide several benefits as previously discussed in “Current Challenges and Opportunities of our Business.” The Company will likely seek an increase in its current revolving loan facility and use the availability under this facility to fund the initial purchase. CSI is also pursuing other financing alternatives which could include mezzanine financing or other capitalization alternatives. All of these options are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

Potential Capital Inflow from Warrants Exercise. A significant amount of cash and capital for the Company would be generated by the exercise by Barron of its common stock warrants. The exercise of Warrant A, with an exercise price of $1.3972, would generate approximately $5 million. The exercise of Warrant B, with an exercise price of $2.0958, would generate approximately $7.6 million. The complete exercise of the warrants is in the sole discretion of Barron, subject to the restrictions in the preferred stock and the warrants prohibiting Barron from beneficially holding greater than 4.9% of our outstanding common stock, at any time. Although we presume any decision by Barron to exercise the warrants or any portion would depend upon our stock price, results of operations and the long term outlook for the development of our business, among other things, we cannot predict if and when Barron may exercise the warrants. Currently, pursuant to the registration rights agreement with Barron, Barron is unable to sell our warrant shares under the registration statement given the

Company’s notice of its intention to file a post-effective amendment to include disclosure concerning the proposed acquisition of MCAI, among other things. Accordingly, there can be no assurance that Barron will exercise the warrants and that we will receive any resulting capital.

The warrants may be exercised on a cashless basis, in which case the Company would receive no cash proceeds. However, Barron was prohibited from electing a cashless exercise until February 11, 2006, and going forward, is prohibited so long as there is an effective registration statement with respect to the shares underlying the warrants. Accordingly, it will be important in the future for us to maintain the effectiveness of the registration statement covering the warrant shares in order to assure the receipt of equity capital from the exercise of the warrants. Our registration statement was declared effective on February 14, 2006. Barron has not invoked the cashless exercise provision. However, given our notice to Barron of our intent to amend the registration statement and that Barron should refrain from sales thereunder until such amendment is declared effective, Barron may currently effect a cashless exercise pursuant to the terms of the warrants.

Long Term Debt Financing. On February 14, 2006, the Company entered into an agreement with RBC for a 42 month term loan of $400,000 at a fixed interest rate 7.5% per annum. The facility is collateralized by substantially all of the assets of the Company. The purpose of the loan was to finance capital expenditures long term and improve availability under our bank credit facility for working capital purposes. As of September 30, 2006 the Company had paid $15,173 of interest and $60,030 of principal related to the loan.

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

As stated in the letter of intent, the acquisition of MCAI is subject to our obtaining satisfactory financing. We will likely seek an increase in our current revolving loan facility and use the availability under this facility to fund the initial purchase. We are also pursuing other financing alternatives which could include mezzanine financing or other capitalization alternatives. All of these options are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment. Depending on cash flow from current operations and the acquisition, should we find longer-term funding unnecessary, we may not take advantage of such options, thereby paying down debt and minimizing any potential for dilution from any additional capital raised.

In making our assessments of a fully-funded business plan, we have considered:

•	cash and cash equivalents on hand or available to our operations of $0.00 at September 30, 2006;

•	expected cash flow from operations;

•	the anticipated level of capital expenditures of $600,000;

•	software development costs of $1.2 million;

•	our scheduled debt service; and

•	MCAI acquisition.

If our business plans change, including as a result of changes in our products or technology; or if we decide to expand into additional markets; or if economic conditions in any of our markets generally arise and have a material effect on the cash flow or profitability of our business; or if we have a negative outcome related to the debt covenants and are unable to obtain a waiver; or are unable to successfully restructure our subordinated debt; then the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of available sources of cash and timing of our ability to generate net income could change significantly. A decision not to exercise warrants or a cashless exercise of the Warrants could result in the necessity to pursue other funding.

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

In June 2006, FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes on interpretation of FASB Statement No 109 which addresses accounting for uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. FIN 48 is an interpretation of FASB Statement No. 109 (FAS 109), “Accounting for Income Taxes.” FIN 48 also amends FASB Statement No. 5, “Accounting for Contingencies”, to eliminate its applicability to income taxes. Under FIN 48, for each material income tax position, an entity must determine whether it is “more likely than not” that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. For each tax position that meets the “more likely than not” recognition threshold, an entity must determine the amount of benefit to recognize in the financial statement. The tax position benefit is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. These determinations will require both technical legal analyses of tax positions as well as somewhat more subjective considerations of possible settlement outcomes. The Company has yet to adopt FIN 48, but plans to do so beginning in the 2007 fiscal year. The Company will apply the provisions of FIN 48 to all tax positions upon initial adoption. Only tax positions that meet the “more likely than not” recognition threshold will be recognized or continue to be recognized following adoption, with the cumulative effect of applying FIN 48 reported as an adjustment to the opening balance of retained earnings. Management is still in the process of determining the impact of the adoption of FIN 48 and its impact is not known at this time. The cumulative effect of any adjustments will be disclosed following formal adoption and completion of evaluation of the effects of the pronouncement.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Item 3.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to insure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15e and 15d-15e under the Exchange Act) as of the end of the period covered by this report. Based on and as of the date of such evaluation, these officers concluded that our disclosure controls and procedures were not effective for the reasons described in the following paragraphs.

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

As discussed above, we maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. On September 12, 2006, the Audit Committee of our Board of Directors, in consultation with our Chief Financial Officer and Chief Executive Officer, concluded that the previously issued financial statements contained in our quarterly report on Form 10-QSB for the quarter and six months ended June 30, 2006 should not be relied upon due to an error in a transactional report which was used to accrue sales and the associated costs of goods sold in June of 2006. The error occurred despite indiscriminate sample testing of the report calculations during the review process, and corroborative inquiry as to the validity of related operational activity. To mitigate the risk of a similar error occurring in the future, we have implemented a policy to increase report testing including random sampling and a more detailed review of all large dollar amounts. The error was identified, albeit subsequent to the filing of the second quarter Form 10-QSB, due to recent improvements surrounding the reporting process which were proposed by the CFO and Board of Directors based on their experience with reporting in other companies. These changes in reporting, although primarily operationally driven, also relate to the Company’s continued focus on internal controls. The event described above and its financial impact were previously disclosed in our Form 8-K which was filed with the Securities and Exchange Commission on September 18, 2006.

As a result of the error identified through our review, we restated our financial statements as of and for the three and six months ended June 30, 2006, as set forth in our Form 10-QSB/A as filed on October 30, 2006, in order to correct the error in the period in which it originated. The decision to restate was made with the concurrence of Elliott Davis, LLC, our independent registered public accounting firm.

Other than as described above, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of such controls, which occurred during the three and nine month periods ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 10, 2006, the Company entered into an Investor Relations Consulting Agreement (“Consulting Agreement”) with Alliance Advisors, LLC (“Alliance”), pursuant to which Alliance shall perform certain consulting services to the Company. Pursuant to the Consulting Agreement, and as part of the compensation paid to Alliance, on August 9, 2006 the Company issued to Alliance sixty thousand (60,000) restricted shares of its common stock. The terms of the Consulting Agreement further provide that if Alliance does not complete the full one-year term of services described therein, a pro-rata portion of fifty-four thousand (54,000) shares issued to Alliance shall be returned to the Company. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our credit arrangement with RBC Centura Bank is a facility under which we may borrow, repay and then reborrow. Advances and repayments under the credit facility occur daily, reflecting cash receipts and the Company’s working capital needs. The amount outstanding as of the date of this Report is $655,000. Set forth below is the outstanding balance as of specific dates during 2006. The balances presented reflect aggregate advances and paydowns which the Company deems material, or significant. Such information through July 31, 2006 was previously disclosed by the Company pursuant to our second quarter Form 10-QSB.

Fiscal Year 2006
Date	Loan Balance
August 21, 2006	1,073,000
August 31, 2006	805,000
September 5, 2006	1,559,000
September 18, 2006	707,000
September 26, 2006	460,000
September 29, 2006	655,000
October 3, 2006	297,000
October 17, 2006	-0-
October 26, 2006	-0-

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Letter of Intent by and between the Company, McAleer Computer Associates, Inc. and William J. McAleer dated September 12, 2006.*

10.2	Waiver Agreement by and between the Company and RBC Centura Bank dated September 27, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed October 3, 2006).

10.3	Extension of Letter of Intent by and between the Company and McAleer Computer Associates, Inc. dated October 31, 2006.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: November 13, 2006	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ David B. Dechant
David B. Dechant Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter of Intent by and between the Company, McAleer Computer Associates, Inc. and William J. McAleer dated September 12, 2006.*

10.2	Waiver Agreement by and between the Company and RBC Centura Bank dated September 27, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed October 3, 2006).

10.3	Extension of Letter of Intent by and between the Company and McAleer Computer Associates, Inc. dated October 31, 2006.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.*

*	Filed herewith.