Form 10QSB/A
period 2006-06-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2007-03-30
CIK 1109879

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

EXPLANATORY NOTE

Computer Software Innovations, Inc. (the “Company”) is filing this Form 10-QSB/A (Amendment No. 2) to amend and expand certain discussions relating to changes in the relevant periods in our internal control over financial reporting. Specifically, we have revised and added disclosure in “Item 2. Management’s Discussion and Analysis or Plan of Operation—Current Challenges and Opportunities of our Business, and Forward-Looking Information—Processes and Procedures,” and in “Item 3. Controls and Procedures.”

On October 30, 2006, we filed an amendment No. 1 to our original Form 10-QSB for the periods ended June 30, 2006, in order to restate relevant financial statements. We have not updated this quarterly report on Form 10-QSB/A for subsequent events occurring after the filing of our original quarterly report on Form 10-QSB on August 14, 2006, except for certain disclosures relating to such restatement and post-filing developments relating to internal controls over financial reporting and disclosure controls and procedures.

COMPUTER SOFTWARE INNOVATIONS, INC.

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

Our latest assessment of our controls has identified that a deficiency remains as to having sufficient resources to fully review our compliance with all areas of financial disclosure on a timely basis. We are a small public company and our resources available to dedicate to any administrative areas of the business, including compliance, have been limited. Based on our CFO’s experience, we have determined it will be necessary to automate our review process. Automation is required to cost-effectively address the deficiency with regard to our inability to adequately review and document compliance with all controls and procedures to assure all are performed consistently and on a timely basis. Without an automated process, a series of multiple checklists for various processes and master checklists to assure the multiple checklists and related steps are completed by various levels of review and reviewers, is required. Such a process is tedious and requires significant effort and resources. It can become particularly difficult when a technical or complex issue or the necessity for additional analytic review requires extra research time or attention within the timeframe allowed to produce and file financial information and disclosures. In addition to cost-effectively improving the internal consistency of the execution and monitoring of controls and processes on a timely basis, we believe automation will significantly reduce the time, effort and cost required for our external auditors to audit the controls and processes. Accordingly, in the first six months of 2006 we have spent our time focused on documentation of existing controls pending the completion of our evaluation of options for automating existing controls and their review. We have chosen this course rather than focusing on looking specifically for areas for enhancements, particularly as we may not have sufficient resources to cost-effectively assure that any proposed enhancements are executed. Also, any such proposed enhancements may be rendered unnecessary with automation. We expect to complete our evaluation of automation options and select a solution in late 2006 or early 2007.

We have moved forward with our initial work surrounding the implementation of the Sarbanes-Oxley Act. This has included an assessment of risk in financial reporting and the creation of a documentation and evaluation framework for a significant portion of our business, under consultation with an independent public accounting firm. This review has not identified any other areas of significant deficiency other than as to our ability to document and review for consistent execution of financial disclosure controls, except as to those previously remediated as noted above and in our prior filings. We have budgeted $200,000 for compliance work by external parties related to the Sarbanes-Oxley Act for the fiscal year 2006 and to thereafter complete a portion of testing. In the first six months we spent approximately $100,000 on external resources to support this initial effort. We plan to use the established framework to perform much of the documentation and initial evaluation effort with internal staff over the next quarter or two to minimize our costs, while still moving forward in our effort to improve our internal controls work, and to avoid additional third-party costs while we monitor the SEC’s reaction to the recommendations of the Advisory Committee. In the second quarter we used internal staff and an intern resource to continue our Sarbanes – Oxley compliance work. We will likely use some external resources in the third and fourth quarters. At this time, we plan to stay within our budget in 2006 for this work.

Based on our initial review of options for automation, we anticipate that the amount of spending on automation in 2006 will fit within the remaining $100,000 in our budget. However, a portion may be spent as capital expenditures for the purchase and implementation of software rather than as expense. With the support of automation, we anticipate spending approximately the same amount ($200,000) in 2007 to address our deficiency with regard to sufficient, timely review of our compliance and complete our implementation of the Sarbanes-Oxley Act requirements.

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

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2006:
Net sales and service revenue	$2,550,077	$12,994,024	$15,544,101
Gross profit	1,579,056	2,121,251	3,700,307
Segment income	510,795	761,645	(	*)
Segment assets	3,252,591	7,831,272	11,083,863
Six months ended June 30, 2005:
Net sales and service revenue	$2,128,788	$9,261,944	$11,390,732
Gross profit	1,180,560	2,515,006	3,695,566
Segment income	343,257	1,520,797	(	*)
Segment assets	2,464,276	5,951,094	8,415,370

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Six Months Ended
	June 30, 2006	June 30, 2005
Segment income:
Software applications segment	$510,795	$343,257
Technology solutions segment	761,645	1,520,797

TOTAL SEGMENT INCOME	1,272,440	1,864,054
Less: Merger and compliance related costs
Stock based compensation	(695,212)	(631,174)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	—	(47,766)
Reverse acquisition costs	—	(759,283)
Professional and legal compliance costs	(430,888)	(220,303)

OPERATING INCOME Per Statement of Operations	$146,340	$205,528

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

Credit Arrangements

During the first quarter of 2005, in order to support the activities of the reverse acquisition, the Company entered into a $3,000,000 line of credit facility whereby the Company can borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3,000,000. In the first quarter of 2006, this facility was renewed with an increased limit of $3.5 million. Eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, for those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) such accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. Immediately upon entering into the loan agreement in 2005, the Company borrowed $1,500,000 which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. The loans bear interest at

Libor plus 2.75%, (7.86% at June 30, 2006), payable monthly. The original facility matured on July 15, 2006, following short-term extensions to align the renewal period to follow the Company’s annual reporting and meeting time frames. On July 14, 2006, the Company executed a modification agreement extending the maturity date of the facility from July 15, 2006 to July 15, 2007. The modification agreement also increased the principal amount of the facility from $3.0 million to $3.5 million. The reason for the increase in principal is to support increasing working capital requirements of the Company.

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

While we hired an additional person and engaged outside technical resources beginning in the first quarter of 2006 to mitigate the risk more complex and highly technical accounting matters would go inadequately addressed, the deficiency remains as to having sufficient resources to fully review our compliance with all areas of financial disclosure on a timely basis. We are a small public company and our resources available to dedicate to any administrative areas of the business, including compliance, are limited. Based on the CFO’s experience we have determined it will be necessary to automate our review process to cost-effectively implement the review and documentation of compliance with controls and procedures in order to address the deficiency that we have inadequate resources to do so timely. In addition, such automation will significantly reduce the amount of time, effort and cost needed to test our compliance with our controls and procedures. Accordingly, in the first six months we have spent our time focused on documentation of existing controls pending the completion of our evaluation of options for automating existing controls rather than making significant enhancements for which we may not have sufficient resources to assure are executed. During the documentation process we have not yet identified any other areas of significant deficiency other than as to our ability to document and review for consistent execution of financial disclosure controls, except as to those previously remediated as noted in our prior filings, and as remediated with the increase in our review of calculations for significant amounts in reports as discussed above. For 2006, we budgeted approximately $200,000 for spending on Sarbanes-Oxley related compliance efforts. In the first six months of 2006 we spent approximately $100,000 on these efforts. Based on our initial review of options for automation, we anticipate that the amount of spending on automation in 2006 will fit within the remaining $100,000 in our budget; albeit a portion may be spent as capital expenditures for the purchase and implementation of software rather than as expense. With the support of automation, we anticipate spending approximately the same amount ($200,000) in 2007 to address our deficiency with regard to sufficient, timely review of our compliance and complete our implementation of the Sarbanes-Oxley Act requirements.

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

Other than the change in the policy to increase report testing, as described above in this item, and as a result of our decision to focus on documentation and delay the focus on and implementation of systems changes until and in connection with the implementation of automation to support efficient documentation of compliance with existing or improved controls, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the three and six month periods ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description
10.1*	Letter Agreement by and between the Company and RBC Centura Bank dated August 10, 2006.

10.2*	Restricted Stock Agreement by and between the Company and Jeffery A. Bryson dated June 20, 2006.

10.3	Reseller Agreement by and between the Company and Promethean, Inc. dated April 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 24, 2006).

10.4	IDS Branded Reseller Agreement by and between the Company and Information Delivery Systems, LLC dated April 18, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 24, 2006).

10.5	Change in Terms Agreement by and between the Company and RBC Centura Bank dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 3, 2006).

10.6	Business Loan Agreement by and between the Company and RBC Centura Bank dated April 24, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 3, 2006).

10.7	Investor Relations Consulting Agreement by and between the Company and Alliance Advisors, LLC dated July 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 14, 2006).

10.8	Modification Agreement by and between the Company and RBC Centura Bank dated July 14, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 19, 2006).

31.1**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1**	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

*	Previously filed.
**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: March 30, 2007	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: March 30, 2007	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Letter Agreement by and between the Company and RBC Centura Bank dated August 10, 2006.

10.2*	Restricted Stock Agreement by and between the Company and Jeffery A. Bryson dated June 20, 2006.

10.3	Reseller Agreement by and between the Company and Promethean, Inc. dated April 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 24, 2006).

10.4	IDS Branded Reseller Agreement by and between the Company and Information Delivery Systems, LLC dated April 18, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 24, 2006).

10.5	Change in Terms Agreement by and between the Company and RBC Centura Bank dated April 24, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 3, 2006).

10.6	Business Loan Agreement by and between the Company and RBC Centura Bank dated April 24, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 3, 2006).

10.7	Investor Relations Consulting Agreement by and between the Company and Alliance Advisors, LLC dated July 10, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 14, 2006).

10.8	Modification Agreement by and between the Company and RBC Centura Bank dated July 14, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 19, 2006).

31.1**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1**	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

*	Previously filed.
**	Filed herewith.