Form 10QSB/A
period 2006-09-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2007-03-30
CIK 1109879

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

EXPLANATORY NOTE

Computer Software Innovations, Inc. (the “Company”) is filing this Form 10-QSB/A (Amendment No. 1) to:

•

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

•	correct for certain formatting and computational errors contained in our income statement and the related management’s discussion and analysis.

•

Due to a typographical error, our net loss for the prior year nine month period ended September 30, 2005 was transposed and reported as ($1,802,735), but should have been reported as ($1,082,735). This change had no impact on earnings per share, as it was correctly reported. This information was properly reported previously in our Form 10-QSB for the periods ended September 30, 2005.

•

The EBITDA calculation for the prior year nine-month period began with the incorrect net loss figure and EBITDA was therefore incorrectly reported as ($1,850,358), but should have been reported as ($1,130,358).

•

The Adjusted (Financing) EBITDA calculation for the prior year nine-month period also began with the incorrect net loss figure and Adjusted (Financing) EBITDA was therefore incorrectly reported as $1,542,261, but should have been reported as $2,262,261.

“EBITDA” and “Adjusted (Financing) EBITDA” are non-GAAP financial measures. Please see “Item 2. Management’s Discussion and Analysis or Plan of Operation—Earnings Guidance—Non-GAAP Financial Measures: Earnings Before Interest Expense (Net), Income Taxes, Depreciation, Amortization (EBITDA) and Adjusted EBITDA” below for an explanation of these measures and a reconciliation of them to the most directly comparable measures calculated in accordance with GAAP.

We have not updated this quarterly report on Form 10-QSB/A for subsequent events occurring after the filing of our original quarterly report on Form 10-QSB on November 13, 2006, except for certain disclosures on post-filing developments relating to internal controls over financial reporting and disclosure controls and procedures.

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
REVENUES
Software applications segment	$1,448,180	$1,033,723	$3,998,257	$3,162,511
Technology solutions segment	5,679,357	5,917,627	18,673,381	15,179,571

Net sales and service revenue	7,127,537	6,951,350	22,671,638	18,342,082
COST OF SALES
Software applications segment
Cost of sales excluding depreciation, amortization and capitalization	709,770	437,317	1,875,339	1,443,232
Depreciation	12,903	13,598	50,282	28,313
Amortization of capitalized software costs	171,457	112,238	529,123	366,910
Capitalization of software costs	(337,712)	(166,289)	(927,303)	(493,363)

Total software applications segment cost of sales	556,418	396,864	1,527,441	1,345,092

Technology solutions segment
Cost of sales excluding depreciation	4,879,467	5,105,482	15,703,770	11,834,586
Depreciation	20,954	17,374	69,423	35,208

Total technology solutions segment cost of sales	4,900,421	5,122,856	15,773,193	11,869,794

Total cost of sales	5,456,839	5,519,720	17,300,634	13,214,886

Gross profit	1,670,698	1,431,630	5,371,004	5,127,196
OPERATING EXPENSES
Salaries and wages and benefits (excluding stock-based compensation)	847,916	758,112	2,513,458	2,133,977
Stock based compensation	179,937	—	875,148	631,174
Reverse acquisition costs	960	—	64,129	759,283
Acquisition costs	21,709	—	38,273	—
Professional and legal compliance and litigation costs	72,368	161,258	434,023	381,561
Marketing costs	33,509	—	124,639	—
Travel and mobile costs	97,711	120,805	329,971	273,199
Depreciation	49,291	29,028	124,822	56,479
Other selling, general and administrative expenses	180,905	183,061	533,808	506,629

Total operating expenses	1,484,306	1,252,264	5,038,271	4,742,302

Operating income	186,392	179,366	332,733	384,894
OTHER INCOME (EXPENSE)
Interest income	101	—	3,101	6,023
Interest expense	(105,867)	(76,555)	(294,844)	(191,199)
Amortization of loan fees	—	—	(17,458)	—
Gain (loss) on disposal of property and equipment	—	—	—	100
Unrealized gain (loss) on financial instrument	—	1,190,926	—	(2,002,262)

Net other income (expense)	(105,766)	1,114,371	(309,201)	(2,187,338)

Income (loss) before income taxes	80,626	1,293,737	23,532	(1,802,444)
INCOME TAX EXPENSE (BENEFIT)	119,789	515,619	91,437	(719,709)

NET INCOME (LOSS)	$(39,163)	$778,118	$(67,905)	$(1,082,735)

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$0.30	$(0.02)	$(0.41)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0.06	$(0.02)	$(0.41)

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	3,413,541	2,631,786	3,196,662	2,631,786

– Diluted	3,413,541	12,069,580	3,196,662	2,631,786

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$—	$—
Accounts receivable, net	4,974,280	5,891,950
Inventories	36,432	—
Prepaid expenses	87,955	70,962
Taxes receivable	—	192,918
Deferred tax asset	356,240	—

Total current assets	5,454,907	6,155,830
PROPERTY AND EQUIPMENT, net	763,004	411,835
COMPUTER SOFTWARE COSTS, net	1,431,505	983,654
OTHER ASSETS	184,137	22,475

Total assets	$7,833,553	$7,573,794

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,501,193	$2,349,785
Deferred revenue	2,294,448	1,498,418
Deferred tax liability	509,872	298,764
Bank line of credit	655,000	1,701,000
Current portion of note payable	100,000	—
Subordinated notes payable to shareholders	2,250,400	2,250,400

Total current liabilities	7,310,913	8,098,367

NOTE PAYABLE, less current portion	239,970	—

Total liabilities	$7,550,883	$8,098,367

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value; 40,000,000 shares authorized; 3,429,030 and 2,631,786 shares issued and outstanding, respectively	3,429	2,632
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 7,012,736 and 7,217,736 shares issued and outstanding, respectively	7,013	7,218
Additional paid-in capital	6,144,187	5,111,736
Retained earnings (deficit)	(5,714,064)	(5,646,159)
Unearned stock compensation	(157,895)	—

Total shareholders’ equity (deficit)	282,670	(524,573)

Total liabilities and shareholders’ equity	$7,833,553	$7,573,794

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

Under SFAS No. 141, “Business Combinations,” acquisition expenses incurred as of the initiation date by the acquiring company that are direct costs of the acquisition, as determined by the principles of accounting for the acquisition of an asset, should be allocated to identified assets acquired and liabilities assumed, with unallocated amounts being recorded as goodwill. The guidance further defines the initiation date as “the earlier of (1) the date that the major terms of a plan, including the ratio of exchange of stock, are announced publicly or otherwise formally made known to the stockholders of any one of the combining companies or (2) the date that stockholders of a combining company are notified in writing of an exchange offer.” In addition, direct costs are further defined as “out-of-pocket or incremental costs directly related to a business combination such as a finder's fee and fees paid to outside consultants for accounting, legal, or engineering investigations or for appraisals.” Guidance further dictates that internal costs associated with a business combination (whether one-time costs or recurring in nature) should be expensed as incurred. Under this guidance, the initiation date of this acquisition is September 20, 2006, the date the Company filed the Form 8-K with the SEC setting forth our intent to acquire MCAI and formally communicating to our shareholders the major terms of the potential acquisition agreement.

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

On March 17, 2005, CSI entered into a revolving credit facility with RBC. Fees for the transaction were $83,800. The facility allows the Company to borrow up to 80% of eligible accounts receivable balances. The total balance borrowed may not exceed the facility limit. Outstanding amounts under the facility bear interest at Libor rate plus 2.75% (8.08% at September 30, 2006), payable monthly. The facility originally matured on May 1, 2006, and was extended several times. Most recently, on July 14, 2006, the Company and RBC executed a modification agreement extending the maturity date of the facility from July 15, 2006 to July 15, 2007. The modification agreement increased the principal amount of the facility from the original $3.0 million to $3.5 million. The reason for the increase was to support increasing working capital requirements of the Company. Please see “Item 2. Management’s Discussion and Analysis or Plan of Operation” under “Credit Arrangements” for further discussion of this facility.

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

	Software Applications	Technology Solutions	Total Company
Quarter ended September 30, 2006:
Net sales and service revenue	$1,448,180	$5,679,357	$7,127,537
Gross profit	891,762	778,936	1,670,698
Segment income	359,657	101,709	(	*)
Segment assets	3,001,817	4,831,736	7,833,553
Quarter ended September 30, 2005:
Net sales and service revenue	$1,033,723	$5,917,627	$6,951,350
Gross profit	636,859	794,771	1,431,630
Segment income	130,770	209,854	(	*)
Segment assets	2,575,707	5,971,862	8,547,569

	Software Applications	Technology Solutions	Total Company
Nine months ended September 30, 2006:
Net sales and service revenue	$3,998,257	$18,673,381	$22,671,638
Gross profit	2,470,816	2,900,188	5,371,004
Segment income	875,069	869,237	(	*)
Segment assets	3,001,817	4,831,736	7,833,553
Nine months ended September 30, 2005:
Net sales and service revenue	$3,162,511	$15,179,571	$18,342,082
Gross profit	1,817,419	3,309,777	5,127,196
Segment income	474,027	1,730,651	(	*)
Segment assets	2,575,707	5,971,862	8,547,569

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Quarter Ended
	September 30, 2006	September 30, 2005
Segment income:
Software applications segment	$359,657	$130,770
Technology solutions segment	101,709	209,854

TOTAL SEGMENT INCOME	461,366	340,624
Less: Merger and compliance costs
Stock based compensation	(179,937)	—
Professional and legal compliance and litigation related costs	(72,368)	(161,258)
Reverse acquisition costs	(960)	—
Acquisition costs	(21,709)	—

OPERATING INCOME Per consolidated Statements of Operations	$186,392	$179,366

	Nine Months Ended
	September 30, 2006	September 30, 2005
Segment income:
Software applications segment	$875,069	$474,027
Technology solutions segment	869,237	1,730,651

TOTAL SEGMENT INCOME	1,744,306	2,204,678
Less: Merger and compliance related costs
Stock based compensation	(875,148)	(631,174)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	—	(47,766)
Reverse acquisition costs	(64,129)	(759,283)
Acquisition Costs	(38,273)	—
Professional and legal compliance costs	(434,023)	(381,561)

OPERATING INCOME Per Statement of Operations	$332,733	$384,894

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Our latest assessment of our controls has identified that a deficiency remains as to having sufficient resources to fully review our compliance with all areas of financial disclosure on a timely basis. We are a small public company and our resources available to dedicate to any administrative areas of the business, including compliance, have been limited. Based on our CFO’s experience, we have determined it will be necessary to automate our new review process. Automation is required to cost-effectively address the deficiency with regard to our inability to adequately review and document compliance with all controls and procedures to assure all are performed consistently and on a timely basis. Without an automated process, a series of multiple checklists for various processes and master checklists to assure the multiple checklists and related steps are completed by various levels of review and reviewers, is required. Such a process is tedious and requires significant effort and resources. It can become particularly difficult when a technical or complex issue or the necessity for additional analytic review requires extra research time or attention within the timeframe allowed to produce and file financial information and disclosures. In addition to cost-effectively improving the internal consistency of the execution and monitoring of controls and processes on a timely basis, we believe automation will significantly reduces the time, effort and cost required for our external auditors to audit the controls and processes. Accordingly, in the first nine months of 2006 we have continued to spend our time focused on documentation of existing controls pending the completion of our evaluation of options for automating existing controls and their review. We have chosen this course rather than focusing on looking specifically for areas for enhancements, particularly as we may not have sufficient resources to cost-effectively assure that any proposed enhancements are executed. Also, any such proposed enhancements may be rendered unnecessary with automation. We expect to complete our evaluation of automation options and select a solution in late 2006 or early 2007.

We have moved forward with our initial work surrounding the implementation of the Sarbanes-Oxley Act. This has included an assessment of risk in financial reporting and the creation of a documentation and evaluation framework for a significant portion of our business, under consultation with an independent public accounting firm. This review has not identified any other areas of significant deficiency other than as to our ability to document and review for consistent execution of financial disclosure controls, except as to those previously remediated as noted in our prior filings and as discussed in “Item 3. Controls and Procedures.” We have budgeted $200,000 for compliance work by external parties related to the Sarbanes-Oxley Act for the fiscal year 2006 and to thereafter complete a portion of testing. In the first nine months we spent approximately $110,000 on external resources to support this initial effort. We plan to use the established framework to perform much of the documentation and initial evaluation effort with internal staff over the next quarter or two to minimize our third party costs, while still moving forward in our effort to improve our internal controls. In the third quarter we primarily used internal staff and internal resources to continue our Sarbanes – Oxley compliance work. We will likely use some external resources in the fourth quarter. At this time, we plan to stay within our budget in 2006 for this work.

Based on our initial review of options for automation, we anticipate that the amount of spending on automation in 2006 will fit within the remaining $90,000 in our budget. However, a portion may be spent as capital expenditures for the purchase and implementation of software rather than as expense. With the support of automation, we anticipate spending approximately the same amount ($200,000) in 2007 to address our deficiency with regard to sufficient, timely review of our compliance and complete our implementation of the Sarbanes-Oxley Act requirements.

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

As used herein, “GAAP” refers to accounting principles generally accepted in the United States of America.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income (loss) under “GAAP”	$(39,163)	$778,118	$(67,905)	$(1,082,735)
Adjustments:
Income tax expense (benefit)	119,789	515,619	91,437	(719,709)
Interest expense, net	105,766	76,555	291,743	185,176
Amortization of loan fees	—	—	17,458	—
Depreciation and amortization of fixed assets and trademarks	83,148	60,000	244,527	120,000
Amortization of software development costs	171,457	112,238	529,123	366,910

EBITDA	$440,997	$1,542,530	$1,106,383	$(1,130,358)

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based (non-cash) compensation	179,937	—	875,148	631,174
Reverse acquisition costs	960	—	64,129	759,283
Unrealized loss (gain) on financial instrument	—	(1,190,926)	—	2,002,262
Loss (gain) on disposal of assets	—	—	—	(100)

Adjusted EBITDA	$621,894	$351,604	$2,045,660	$2,262,261

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

	Software Applications	Technology Solutions	Total Company
Quarter ended September 30, 2006:
Net sales and service revenue	$1,448,180	$5,679,357	$7,127,537
Gross profit	891,762	778,936	1,670,698
Segment income	359,657	101,709	(	*)
Segment assets	3,001,817	4,831,736	7,833,553
Quarter ended September 30, 2005:
Net sales and service revenue	$1,033,723	$5,917,627	$6,951,350
Gross profit	636,859	794,771	1,431,630
Segment income	130,770	209,854	(	*)
Segment assets	2,575,707	5,971,862	8,547,569

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Quarter Ended
	September 30, 2006	September 30, 2005
Segment income:
Software applications segment	$359,657	$130,770
Technology solutions segment	101,709	209,854

TOTAL SEGMENT INCOME	461,366	340,624
Less: Merger and compliance costs
Stock based compensation	(179,937)	—
Professional and legal compliance and litigation related costs	(72,368)	(161,258)
Reverse acquisition costs	(960)	—
Acquisition costs	(21,709)	—

OPERATING INCOME Per consolidated Statements of Operations	$186,392	$179,366

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

Net Income (Loss) and EPS

For the first nine months of 2006, we reported a net loss of $67,905, reflecting an improvement of $1,014,830, or 93.7%, compared to the net loss of $1,082,735 for first nine months of 2005. The reduced loss was due primarily to the absence of the unrealized loss on the warrants which occurred in 2005, which offset the decrease in operating income.

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

EBITDA increased 197.9% to $1,106,383 for the first nine months of 2006 compared to the EBITDA loss of $1,130,358 reported for the first nine months of 2005. This increase was due to the decrease in net loss of $1,014,830, or 93.7%, over the same period of the prior year. This decrease in net loss is due to the loss on the financial instrument and the corresponding tax benefit being recorded in the first nine months of 2005, with no such loss or tax effect occurring in the same period of 2006. Adjusted EBITDA for the first nine months of 2006 decreased by 9.6% to $2,045,660 compared to the same period in the prior year. This change was also impacted by the decrease in net loss, but was offset by the reduction of the adjustments associated with the loss related to the financial instrument and the significant decrease in reverse merger costs in 2006.

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

Credit Arrangements

During the first quarter of 2005, in order to support the activities of the reverse acquisition, the Company entered into a $3.0 million line of credit facility with a bank whereby the Company can borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3.0 million. In the first quarter of 2006, this facility was renewed with an increased limit of $3.5 million. Eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. Immediately upon entering into the loan agreement in 2005, the Company borrowed $1,500,000 which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. The loans bear interest at Libor plus 2.75%, (8.08% at September 30, 2006), payable monthly. The original facility matured on July 15, 2006, following short-term extensions to align the renewal period to follow the Company’s annual reporting and board and stockholder meeting time frames. On July 14, 2006, the Company executed a modification agreement extending the maturity date of the facility from July 15, 2006 to July 15, 2007. The modification agreement also increased the principal amount of the facility from $3.0 million to $3.5 million. The reason for the increase in principal is to support increasing working capital requirements of the Company.

Loans under the facility are secured by a first priority lien on all of our personal property to the lender, including all accounts, equipment, inventory, contract rights and intangibles. Under the facility, CSI is subject to restrictive covenants, the primary terms of which restrict incurring debt, making loans, changing approved executive compensation arrangements or making distributions or investments which would violate the restrictive covenants in the loan agreement. The agreement with our lender also requires the achievement of a debt to Adjusted EBITDA ratio of not more than 2.5:1 measured as of fiscal year end; a debt service coverage of 1.2:1.0 as measured at fiscal year end (measured as Adjusted EBITDA, as defined, divided by current maturities of long-term debt plus interest payments); Adjusted EBITDA of not less than $2,000,000; and a minimum tangible net worth of $1,500,000 (including subordinated debt). “Adjusted EBITDA” is defined as net income or loss adjusted for net interest expense, income tax expense or benefit, depreciation, amortization, and also certain additional items allowed to be excluded from our debt covenant calculation including other non-cash items such as operating non-cash compensation expense, and the Company’s initial reorganization or restructuring related costs, unrealized gain or loss on financial instrument and gain or loss on the disposal of fixed assets. As of September 30, 2006, the Company believes it had complied with the covenants.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which addresses accounting for uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also amends FASB Statement No. 5, “Accounting for Contingencies”, to eliminate its applicability to income taxes. Under FIN 48, for each material income tax position, an entity must determine whether it is “more likely than not” that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. For each tax position that meets the “more likely than not” recognition threshold, an entity must determine the amount of benefit to recognize in the financial statement. The tax position benefit is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. These determinations will require both technical legal analyses of tax positions as well as somewhat more subjective considerations of possible settlement outcomes. The Company has yet to adopt FIN 48, but plans to do so beginning in the 2007 fiscal year. The Company will apply the provisions of FIN 48 to all tax positions upon initial adoption. Only tax positions that meet the “more likely than not” recognition threshold will be recognized or continue to be recognized following adoption, with the cumulative effect of applying FIN 48 reported as an adjustment to the opening balance of retained earnings. Management is still in the process of determining the impact of the adoption of FIN 48 and its impact is not known at this time. The cumulative effect of any adjustments will be disclosed following formal adoption and completion of evaluation of the effects of the pronouncement.

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

While we hired an additional person and engaged outside technical resources beginning in the first quarter of 2006 to mitigate the risk more complex and highly technical accounting matters would go inadequately addressed, the deficiency remains as to having sufficient resources to fully review our compliance with all areas of financial disclosure on a timely basis. We are a small public company and our resources available to dedicate to any administrative areas of the business, including compliance, are limited. Based on the CFO’s experience we have determined it will be necessary to automate our review process to cost-effectively implement the review and documentation of compliance with controls and procedures in order to address the deficiency that we have inadequate resources to do so timely. In addition, such automation will significantly reduce the amount of time, effort and cost needed to test our compliance with our controls and procedures. Accordingly, in the first nine months we have spent our time focused on documentation of existing controls pending the completion of our evaluation of options for automating existing controls rather than making significant enhancements for which we may not have sufficient resources to assure are executed. During the documentation process we have not yet identified any other areas of significant deficiency other than as to our ability to document and review for consistent execution of financial disclosure controls, except as to those previously remediated as noted in our prior filings. For 2006, we budgeted approximately $200,000 for spending on Sarbanes-Oxley related compliance efforts. In the first nine months of 2006 we spent approximately $110,000 on these efforts. Based on our initial review of options for automation, we anticipate that the amount of spending on automation in 2006 will fit within the remaining $90,000 in our budget; albeit a portion may be spent as capital expenditures for the purchase and implementation of software rather than as expense. With the support of automation, we anticipate spending approximately the same amount ($200,000) in 2007 to address our deficiency with regard to sufficient, timely review of our compliance and complete our implementation of the Sarbanes-Oxley Act requirements.

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

Other than the change in the policy to increase report testing, as described above, and as a result of our decision to focus on documentation and delay the focus on and implementation of systems changes until and in connection with the implementation of automation to support efficient documentation of compliance with existing or improved controls, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of such controls, which occurred during the three and nine month periods ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

While there were no changes to the internal controls during the three and nine month periods ended September 30, 2006, that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting except as already discussed above, there was a subsequent discovery related to this amended report. On March 29, 2007, in connection with reviewing this Form 10-QSB to expand our disclosure on internal controls, we discovered a typographical error in the reporting of our net income for the prior year’s nine month period and related errors described in the “Explanatory Note” to this report. This information was properly reported in previous reports filed with the SEC. In connection with this typographical error and similar ones incurred by third-party providers, we have adopted procedures and are increasing our resources to expand our review and validation process to identify and correct these types of items.

Item 6.	Exhibits.

Exhibit Number	Description
10.1*	Letter of Intent by and between the Company, McAleer Computer Associates, Inc. and William J. McAleer dated September 12, 2006.

10.2	Waiver Agreement by and between the Company and RBC Centura Bank dated September 27, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed October 3, 2006).

10.3*	Extension of Letter of Intent by and between the Company and McAleer Computer Associates, Inc. dated October 31, 2006.

31.1**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.2**	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

*	Previously filed.

**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: March 30, 2007	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick President and Chief Executive Officer

Date: March 30, 2007	By:	/s/ David B. Dechant
David B. Dechant Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Letter of Intent by and between the Company, McAleer Computer Associates, Inc. and William J. McAleer dated September 12, 2006.

10.2	Waiver Agreement by and between the Company and RBC Centura Bank dated September 27, 2006 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed October 3, 2006).

10.3*	Extension of Letter of Intent by and between the Company and McAleer Computer Associates, Inc. dated October 31, 2006.

31.1**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.2**	Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

*	Previously filed.

**	Filed herewith.