Form 10KSB
period 2006-12-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2007-04-02
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51758

COMPUTER SOFTWARE INNOVATIONS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	98-0216911
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 East Main Street, Suite T, Easley, SC	29640
(Address of Principal Executive Offices)	(Zip Code)

(864) 855-3900

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $28,553,530

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $772,459, based on the average bid and asked price of $0.93 on March 16, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 16, 2007
Common Stock, $0.001 par value per share	3,528,600 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PA RT I

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

We develop software and provide hardware-based technology solutions. Our internally developed software consists of fund accounting based financial management software and standards-based lesson planning software. Our primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund,” or by source and purpose of the funding. Our fund accounting software is used primarily by public sector and not-for-profit entities. In September 2005, we acquired standards-based lesson planning software. The software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. We also provide a wide range of technology solutions, including hardware and design, engineering, installation, training and ongoing support and maintenance. Our solutions include computers, networking, security, IP telephony and distance learning and video communication.

Our operations are those of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation organized in 1990. The history and development of CSI – South Carolina is described in “—C. History and Development of CSI – South Carolina.” Our current business operations are described in “—B. Overview” and elsewhere in this “Description of Business.”

Prior to February 10, 2005, the Company was known as VerticalBuyer, Inc. Prior to our merger with CSI–South Carolina on February 11, 2005, we were a public shell corporation, having conducted no business operations since September 2001. A brief history of VerticalBuyer, Inc. is presented in “—R. VerticalBuyer, Inc.”

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

The merger of CSI – South Carolina into us was accounted for as a reverse acquisition, with CSI – South Carolina being designated for accounting purposes as the acquirer, and the surviving corporation, VerticalBuyer, Inc., being designated for accounting purposes as the acquiree. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). The activities of VerticalBuyer are included only from the date of the transaction forward. Shareholders’ equity of CSI-South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

The merger and related transactions are described in “—E. The Merger and Recapitalization,” and under “Management’s Discussion and Analysis or Plan of Operation—E. Reverse Merger and Investment by Barron Partners LP.”

In accordance with our business strategy, on January 2, 2007, we purchased substantially all of the assets and business operations of McAleer Computer Associates, Inc. (“McAleer”). The total purchase price for the assets acquired was $4,050,000. Details on the acquisition are described in “—I. McAleer Acquisition.” McAleer, an Alabama corporation based in Mobile, Alabama, is primarily a provider of financial management software to the K-12 education market. It has been in operation for over twenty-five years. The acquisition of McAleer strengthens CSI’s current operations with the addition of an office in Mobile, Alabama, from which CSI will be able to deliver expanded software, technology and service offerings to a broader geographic area and the local government (city and county) markets. The addition of McAleer brings on more than 160 additional fund accounting customers in the K-12 education sector, with a geographic presence in five states not previously served by CSI: Alabama, Mississippi, Louisiana, Tennessee and Florida. Like CSI, McAleer also has customers in Georgia and South Carolina. In contrast to CSI, McAleer has not historically focused on the local government market or provided as broad a range of technology solutions. CSI has the opportunity to increase sales to those specific markets and the new regions that McAleer serves.

McAleer is in the process of upgrading approximately 60% of its customers to the latest major release of the McAleer fund accounting system. These increases provide additional revenue due to the increased pricing structure to reflect the enhancements in the latest major release. Accordingly, while not estimable, we anticipate an ongoing improvement in our recurring revenues through this upgrade process.

The products and services previously offered by McAleer are now products and services of CSI. However, in order to differentiate, we will refer to the products and services offered by McAleer prior to the acquisition, and from which continued service and support will be offered from the Mobile, Alabama office subsequent to the acquisition, as “McAleer” products and services. All other products and services of CSI referred to are those offered by CSI prior to the acquisition of McAleer, and for which CSI continues to provide the development, support and services primarily out of its Easley, South Carolina headquarters.

Our principal executive offices are located at 900 East Main Street, Suite T, Easley, South Carolina 29640. Our telephone number at that location is (864) 855-3900.

We maintain an Internet website at www.csioutiftters.com. Certain pertinent information about our business, products and services and recent developments is posted on our website. The information on our website does not constitute a part of this report.

We are registered under section 12(g) of the Exchange Act, and are subject to the information requirements of the Exchange Act. We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC’s public reference room facility located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains an Internet site at http://www.sec.gov that contains reports and other information regarding issuers, including us, that file documents with the SEC electronically through the SEC’s electronic data gathering, analysis and retrieval system known as EDGAR.

Our common stock is traded in the over-the-counter market under the symbol “CSWI.OB.” Trade information is reported on the OTC Bulletin Board.

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

Software Applications Segment

Our software applications segment develops accounting and administrative software applications that are designed for organizations that employ fund accounting. These organizations include our primary target market: municipalities, school districts and local governments. Our software provides a wide range of functionality to handle public sector and not-for-profit accounting requirements including receipt and tracking of funds, application of purchases, payables, investments and expenditures by fund, and production of financial and informational reports. The software is written in modules which can be sold separately or as a fully-integrated package so that information keyed in one module will be updated electronically into other modules to minimize data entry and improve productivity. In addition to the modules covering general accounting functions, specialty modules are also available. The software modules available include:

•	General (or “Fund”) Ledger;

•	Accounts Payable;

•	Purchasing;

•	Payroll;

•	Personnel;

•	Employee Absence/Substitutes;

•	Inventory;

•	Utility Billing; and

•	Other specialty modules designed for government markets.

More detailed information concerning the modules noted above and additional specialty modules is presented in “—G. Product and Services.”

The acquisition of McAleer included the purchase of its competitive fund accounting software product. While no two software products are alike, and each frequently provides advantages or disadvantages in different areas when compared to competitive offerings, McAleer’s fund accounting software is similar in functionality to CSI’s product. The primary difference is that McAleer’s product lacks the modules focused on the local government and municipality market.

McAleer is in the process of upgrading approximately 60% of its customers to the latest major release of the McAleer fund accounting system. These increases provide additional revenue due to the increased pricing structure to reflect the enhancements in the latest major release. Accordingly, while not estimable, we anticipate an ongoing improvement in our recurring revenues through this upgrade process.

It is our plan to eventually move to one product platform, taking advantage of the best functionality in both software products. This move is a long-term goal which we will not achieve for a few years, and expect will be based on both the latest McAleer (NextGen) and CSI (SmartFusion) product releases. Accordingly, this product will follow the upgrades of both CSI’s and McAleer’s customers to the latest releases. We plan to support both CSI’s and McAleer’s products, including providing the upgrades and program changes deemed necessary to solidly support our customers’ needs, until such time as we can achieve a smooth transition to a single platform.

We also provide standards-based lesson planning software. This software is designed to allow teachers to create lesson plans that tie to a state’s curriculum standards. Lesson plans may then be reviewed by school administrators and reports generated to determine if standards have been met. Additional information concerning the standards based learning planning software is presented in “—G. Product and Services.”

Our software applications segment includes a staff of software developers, implementers, trainers, sales personnel and applications support specialists focused primarily on the development, sale, deployment and support of our “in-house” software products. From time-to-time, our applications support specialists also provide support for the technology solutions segment. This staff is augmented by additional resources providing the same types of services for the McAleer suite of products.

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

In addition, we provide network integration solutions as a value added reseller (selling equipment purchased from vendors to which we have added our engineering services) of computer hardware and engineering services. These technologies include, but are not limited to:

•	technology planning (developing plans to purchase or upgrade computers, telephone equipment, cabling and software);

•	hardware/software sales and installation;

•	system and network integration (combining different computer programs, processes and hardware such that they operate and communicate seamlessly as a tightly-knit system);

•	wide area networking (linking a group of two or more computer systems over a large geographic area, usually by telephone lines or the internet);

•	wireless networking (linking a group of two or more computer systems by radio waves);

•	IP Telephony and IP Surveillance (sending voice calls and surveillance across the internet using internet protocol (“IP”), a standard method for capturing information in packets);

•	project management (overseeing installation of computers, telephone equipment, cabling and software);

•	support and maintenance (using Novell, Microsoft, Cisco and Citrix certified engineers and other personnel to fix problems);

•	system monitoring (proactively monitoring computers and software to detect problems); and

•	education technologies, including distance learning and classroom learning tools.

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

The chart below shows revenues, gross profit and gross margin by business segment for the years ended December 31, 2006 and 2005.

in thousands (000’s)	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenues
Software applications segment	$5,020	$4,148
Technology solutions segment	23,534	20,139

Revenues	$28,554	$24,287

Gross Profit
Software applications segment	$2,664	$2,367
Technology solutions segment	3,709	4,179

Gross Profit	$6,373	$6,546

Gross Margin
Software applications segment	53.1%	57.1%
Technology solutions segment	15.8%	20.8%
Gross Margin	22.3%	27.0%

C. History and Development of CSI – South Carolina

Initial Development

Our current business operations are those of CSI – South Carolina. CSI – South Carolina was incorporated under the name of Compu-Software, Inc. as a South Carolina corporation on January 12, 1990, and founded by Joe G. Black, our former interim Chief Financial Officer; Nancy K. Hedrick, our President, Chief Executive Officer and Director; and Beverly N. Hawkins, our Secretary and Senior Vice President of Product Development. Ms. Hedrick and Ms. Hawkins previously worked for Data Management, Inc. (“DMI”), and while employed by DMI, they developed a software program for an accounting system designed for the local government and the K-12 education sector. Ms. Hedrick and Ms. Hawkins left DMI to work for Holliday Business Service, Inc. (“HBS”) and shortly thereafter, in February of 1989, DMI sold the accounting system software to HBS. HBS created a division of the company for this accounting system named CompuSoft. In January of 1990, Ms. Hawkins and Ms. Hedrick left HBS to create CSI - South Carolina under the name of Compu-Software, Inc. In connection with the establishment of the new company, HSB sold the rights to the CompuSoft software to Compu-Software, Inc., which subsequently changed its name to Computer Software Innovations, Inc.

Mr. Black, a former partner with HBS, recognized the value of the software targeted at a potentially attractive niche market, and teamed up with Ms. Hedrick and Ms. Hawkins in their formation of Compu-Software, Inc. The marketing of the accounting software and supporting the developing client base was the core business of CSI – South Carolina from its incorporation until 1999. Beginning with a small, established client base, CSI – South Carolina was profitable near inception. During this nine year period, it grew from the original two employees (Ms. Hedrick and Ms. Hawkins), fifteen clients and modest revenues to approximately thirteen employees, a client base of more than 70 customers, and revenues of more than a million dollars.

In early 1999, the original principals were joined by Thomas P. Clinton, our Senior Vice President of Strategic Relationships and Director; and William J. Buchanan, our Senior Vice President of Delivery and Support. Messrs. Buchanan and Clinton had been employees of another value added reseller and for many years had worked closely with CSI – South Carolina to provide hardware network support to its clients. When their former employer began to de-emphasize the K-12 education market, Messrs. Buchanan and Clinton elected to join CSI – South Carolina. CSI Technology Resources, Inc. was formed as a wholly-owned subsidiary of CSI – South Carolina to be a value added reseller of computer hardware and network integration services. A value added reseller is a business that resells computers and other technology hardware or software coupled with “value adding” solutions such as installation services, software, customization and project management.

The addition of the technology sector provided an additional revenue source from the existing client base and new contacts. The result was an increase in revenues from approximately $2 million in 1999 to revenues of approximately $29 million for the fiscal year ended 2006.

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

Barron searched for a publicly held inactive shell corporation, eventually identifying VerticalBuyer, Inc., a Delaware corporation, 77% of the common stock of which was held by Maximum Ventures, Inc. (“Maximum Ventures”), a New York corporation. VerticalBuyer, which is described in more detail under “—R. VerticalBuyer, Inc.” below, had formerly been engaged in the development of internet sites and had ceased all operations in September 2001. Maximum Ventures purchased its interest in VerticalBuyer on March 12, 2004.

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

Upon the consummation of the stock purchase transaction with Maximum Ventures, VerticalBuyer became a 77% owned subsidiary of CSI – South Carolina. Officers of CSI – South Carolina were appointed as officers of VerticalBuyer as follows: Nancy K. Hedrick, President and CEO; Joe G. Black, Interim CFO; William J. Buchanan, Treasurer; and Beverly N. Hawkins, Secretary. Effective upon the closing of the Maximum Ventures transaction, the following persons, who had no previous association with VerticalBuyer or CSI – South Carolina, were appointed to the board of directors: Anthony H. Sobel, Thomas V. Butta and Shaya Phillips. Prior to Barron, CSI – South Carolina or VerticalBuyer entering into any definitive agreements, the management of CSI – South Carolina was having difficulty in identifying and securing independent director candidates that it thought would add value to the Company. Accordingly, management solicited advice from Barron regarding potential independent director candidates. Barron introduced Messrs. Sobel, Butta and Phillips. Mr. Sobel, who had no prior business or investment ties to Barron, has experience in the management and financing of emerging enterprises. Mr. Sobel is the chief executive officer of Montana Metal Products, L.L.C., a precision sheet metal fabrication and machining company. Robert F. Steel, a consultant to us who is also an investor in Barron, is an investor with Mr. Sobel in Montana Metal Products. Messrs. Butta and Phillips were introduced to CSI – South Carolina because of their experience in technology and software-based businesses. Mr. Butta, who subsequently resigned as a director on February 22, 2006, was, at the time, President and Vice Chairman of the board of directors of a21, Inc., a concern in which Barron invested. Mr. Phillips previously served as chief operating officer and chief technology officer of Global Broadband, Inc., a concern in which Barron years earlier had invested. Mr. Phillips has consulted on a limited basis for Barron with respect to technology investments.

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

D. Subsidiaries

Our consolidated financial statements continue to include CSI Technology Resources, Inc. as a wholly-owned subsidiary. However, this subsidiary no longer has any significant operations or separate accounting. Its former operations are now accounted for within CSI, except that CSI Technology Resources, Inc. is still named in certain contracts. At a future date, these contracts may be transferred to the parent and the subsidiary deactivated, subject to a review of any tax and legal consequences. As the Company files a consolidated tax return and has been accounting for all activities through CSI, there should be no financial or tax implications related to the formal procedures which would be undertaken to deactivate the subsidiary.

We have no other subsidiaries.

E. The Merger and Recapitalization

Incorporated in Delaware on September 24, 1999, we were previously known as VerticalBuyer, Inc. We ceased business operations of any kind in September 2001. Prior to assuming the business operations of CSI – South Carolina in the February 2005 merger, VerticalBuyer was an inactive shell corporation without material assets or liabilities. The prior operations of VerticalBuyer are discussed in “—R. VerticalBuyer, Inc.”

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

Under Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” the merger of CSI – South Carolina into VerticalBuyer was considered to be a reverse acquisition, whereby CSI – South Carolina was considered to be the acquirer. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. VerticalBuyer had no assets or liabilities at the time of acquisition. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition are required to be expensed as incurred. Shares issued in the transaction are shown in our financial statements as outstanding for all periods presented and the activities of the surviving company (VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI – South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

The accounting treatment for the merger is discussed in more detail in “Management’s Discussion and Analysis or Plan of Operation—E. Reverse Merger and Investment by Barron Partners LP” and in Note 2 to our audited consolidated financial statements as of December 31, 2006, “Acquisition and Merger.”

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

The above transactions are described in more detail below under “—Description of Merger and Related Investment Transactions.” Our financial analysis of these transactions is discussed in “Management’s Discussion and Analysis or Plan of Operation.”

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

For additional discussion of the redemption of the CSI – South Carolina options and other option plans of the Company, see “Item 6. Management’s Discussion and Analysis or Plan of Operation—E. Reverse Merger and Investment by Barron Partners LP—Summary of Merger Transactions.”

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

On February 10, 2005, VerticalBuyer and CSI – South Carolina executed the Agreement and Plan of Merger. On February 11, 2005, CSI – South Carolina merged into VerticalBuyer, with VerticalBuyer continuing as the surviving corporation. In the merger, the former stockholders of CSI – South Carolina received, in exchange for their shares of CSI – South Carolina common stock, two sets of notes totaling $3,624,800 and $1,875,200, respectively, and 2,526,905 shares of our common stock. Such consideration was in addition to the pre-merger dividend by CSI – South Carolina. The set of notes totaling $3,624,800 was repaid to the former CSI – South Carolina shareholders immediately following the merger from the proceeds of the preferred stock and the $1,875,200 subordinated note issued to Barron, as described under “Sale of Preferred Stock and Warrants” below. Subordinated notes payable to the former shareholders of CSI – South Carolina totaling $1,875,200 remained outstanding following the merger. Amounts outstanding under these notes totaled $1,125,200 as of December 31, 2006. The terms of the subordinated notes are described more fully under “Subordinated Notes” below.

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

Sale of Preferred Stock and Warrants

At its meeting on February 4, 2005, VerticalBuyer’s board, in connection with the merger, approved the issuance and sale of shares of its preferred stock and common stock warrants to Barron in exchange for the payment of $5,042,250 pursuant to the terms of a Preferred Stock Purchase Agreement. The agreement also provided that Barron would lend the merged company an additional $1.9 million, in the form of a subordinated note on the same terms as the subordinated notes payable to the former CSI – South Carolina shareholders in the merger. Later, on February 4, 2005, CSI – South Carolina, acting as majority stockholder by written consent, ratified the board’s approval of the transactions with Barron.

On February 10, 2005, VerticalBuyer entered into the Preferred Stock Purchase Agreement with Barron. Pursuant to the agreement, on February 11, 2005, immediately following the consummation of the merger, we issued to Barron 7,217,736 shares of our newly created Series A Convertible Preferred Stock in exchange for the payment of $5,042,250. Barron was also issued two warrants to purchase in the aggregate 7,217,736 shares of our common stock. The preferred stock is convertible into common stock on a one-for-one basis. The exercise prices of the warrants were originally $1.3972 and $2.0958 per share. Each warrant is exercisable for half of the total warrant shares. The terms and conditions of the warrants are identical except with respect to exercise price.

Both the conversion of the preferred stock and the exercise of the warrants are subject to restrictions on ownership that limit Barron’s beneficial ownership of our common stock. Initially, Barron was generally prohibited from beneficially owning greater than 4.99% of our common stock, and such restriction could be waived by Barron upon 61 days prior notice. It was the intention of the Company and Barron that the preferred stockholder never acquire greater than 4.99% of the Company’s common stock and never be deemed an “affiliate” or “control person” under federal securities laws. For avoidance of doubt, Barron and we agreed to remove the 61 day waiver provision and to impose a non-waivable beneficial ownership cap of 4.9%. These agreements were implemented on November 7, 2005. Pursuant to the terms of the Certificate of Designation governing the preferred stock, and the warrants, the ownership cap may not be amended or waived without the approval of the common stockholders of the Company, excluding for such vote all shares held by the holders of preferred stock and warrants (including Barron) and any directors, officers or other affiliates of the Company.

The warrants may be exercised on a cashless basis. In such event, we would receive no proceeds from their exercise. However, a warrant holder (including Barron) may not effect a cashless exercise prior to February 11, 2006. Also, so long as we maintain an effective registration statement for the shares underlying the warrants, a warrant holder is prohibited from utilizing a cashless exercise.

On December 29, 2006, we entered into an agreement with Barron to divide, amend and restate the warrants. In particular, a portion of such warrants were reduced in price. One warrant was amended and divided into two warrants, one for 1,608,868 shares of common stock at an exercise price of $0.70 per share and another for 2,000,000 shares of common stock at the original exercise price of $1.3972 per share. The second warrant was likewise amended and divided into two warrants, one exercisable for 1,608,868 shares of common stock at a price of $0.85 per share and another for 2,000,000 shares of common stock at the original exercise price of $2.0958 per share.

Information on the accounting treatment of the warrants is presented in “Registration Rights Agreement” below and in Note 8, “Preferred Stock and Related Warrants” to our audited consolidated financial statements as of December 31, 2006.

The terms of the Series A Convertible Preferred Stock are contained in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, which is part of our charter and filed with the Secretary of State of Delaware. Disclosure on the provisions of the Certificate of Designation is contained below in “Certificate of Designation” and “Description of Securities—Preferred Stock.” The holder of the preferred stock also possesses rights pursuant to the Preferred Stock Purchase Agreement, which is discussed in “Preferred Stock Purchase Agreement” below.

Other provisions of the warrants are discussed in “Warrants” below.

Registration Rights Agreement

In conjunction with the Preferred Stock Purchase Agreement, the Company also entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby we agreed to register the shares of common stock underlying the preferred stock and warrants to be sold to Barron. Under the initial terms of the Registration Rights Agreement, the Company was obligated to file, within 45 days following the execution of the Registration Rights Agreement, a registration statement covering the resale of the shares. The agreement also obligated us to use our best efforts to cause the registration statement to be declared effective by the SEC within 120 days following the closing date of the registration rights agreement (February 11, 2005) or generally such earlier date as permitted by the SEC. Barron may also demand the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” may require us (subject to carveback by a managing underwriter) to include such shares in certain registration statements we may file. We are obligated to pay all expenses in connection with the registration of the shares. Previously, we were liable for liquidated damages in the event the registration of shares was not effected pursuant to the agreement.

Under the terms of the initial Registration Rights Agreement, liquidated damages were triggered if we failed (i) to file the registration statement within 45 days from February 11, 2005, (ii) to cause such registration statement to become effective within 120 days from February 10, 2005, or (iii) to maintain the effectiveness of the registration statement. These requirements were subject to certain allowances: 45 “Amendment Days” during any 12-month period to allow the Company to file post-effective amendments to reflect a fundamental change in the information set forth in the registration statement, and “Black-out Periods” of not more than ten trading days per year in our discretion, during which liquidated damages would not be paid.

Under the initial terms of the Registration Rights Agreement with Barron, the liquidated damages were payable in cash at a rate of 25% per annum on Barron’s initial preferred stock and warrant investment of $5,042,250. Because the liquidated damages were payable in cash, under Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) existed until the registration became effective. Accordingly, the entire proceeds of the preferred stock issuance except for the par value were allocated to the warrants and recorded as a liability on the balance sheet at the date of the transaction.

Additional information on this accounting treatment is presented in Note 8, “Preferred Stock and Related Warrants” to our audited consolidated financial statements dated December 31, 2006.

It was not the intent of either CSI or Barron that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock and warrant issuance being recorded as a liability rather than equity. In response, on November 7, 2005, CSI and Barron entered into an amendment to the Registration Rights Agreement that eliminated cash liquidated damages and replaced them with liquidated damages in the form of additional shares of Series A Convertible Preferred Stock. Pursuant to the amendment, 2,472 shares of preferred stock were to be issued to Barron for each day when liquidated damages were triggered. The amendment also resolved a conflict in the initial Registration Rights Agreement whereby some time periods for registration and liquidated damages were determined with respect to the date of the agreement (February 10, 2005) while others utilized the closing date of the agreement (February 11, 2005). Under the amended agreement, all such periods are determined in relation to February 11, 2005.

Prior to the execution of the amendment, Barron agreed to waive any liquidated damages through November 30, 2005 pursuant to a waiver dated September 30, 2005. Barron had also waived liquidated damages on three prior occasions. In exchange, during the fourth quarter of 2005 we paid Barron $50,000 and agreed to cause the registration statement to become effective under the Registration Rights Agreement on or before November 30, 2005. We entered into a fifth waiver extending the required effectiveness date until January 31, 2006 and a sixth waiver extending the required effectiveness until February 28, 2006. Our registration statement was declared effective by the SEC on February 14, 2006.

On December 29, 2006, in conjunction with the repricing of a portion of the warrants described above under “—Sale of Preferred Stock and Warrants,” the Registration Rights Agreement was amended. We agreed to extend the registration period by one year until February 11, 2009. Barron agreed to waive any further liquidated damages under the Registration Rights Agreement. Prior to the amendment, the failure by the Company to maintain the effectiveness and availability of a registration statement, in excess of certain “black-out” and other exception periods, subjected the Company to liquidated damages in the form of 2,472 shares of Series A Convertible Preferred Stock per day. Absent the amendment, liquidated damages would have been payable for a portion of November and all of December 2006. The waiver by Barron ran through February 11, 2007, when the liquidated damages provisions of the Registration Rights Agreement expired. Accordingly, the liquidated damages provisions have been effectively eliminated.

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

The Barron note provides that the Company will repay to Barron $1,875,200, with interest accruing at an annual rate of the prime rate plus 2%. We were to repay the principal on the note in full on or before May 10, 2006. Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full. At December 31, 2006, $1,125,200 was outstanding under the Barron subordinated note.

The aggregate principal sum borrowed under the notes payable to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount borrowed, the terms of the notes are substantially identical to the note payable to Barron. On December 31, 2006, the aggregate outstanding balance on the five shareholder subordinated notes was $1,125,200.

We did not repay the subordinated notes to Barron and the former CSI – South Carolina shareholders at their maturity on May 10, 2006. After consultation with the bank and the holders of the subordinated notes, we determined that it was not in the best interest of all stakeholders to repay the notes at that time. We anticipate the continued cooperation of the noteholders and the ultimate successful negotiation of a maturity date extension or other restructuring of our subordinated debt with the holders. The subordinated notes may, for example, be refinanced as a part of the financing of future acquisitions, or repaid from the proceeds of the exercise of the warrants by Barron. However, we can give no assurance that we will be able to successfully restructure, extend or refund the subordinated notes, and that the noteholders will continue to cooperate. The repayment of the subordinated notes is discussed in more detail under “Item 6. Management’s Discussion and Analysis or Plan of Operation—J. Liquidity and Capital Resources.”

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

•

provided that Barron waived reimbursement of certain prepaid expenses in the amount of $81,726, so as to provide the Company with funds to apply toward its legal expenses relating to the sale of the preferred stock and related transactions. This amount included the $50,000 prepayment by Barron to Maximum Ventures relating to the purchase of a majority of VerticalBuyer’s common stock, as well as $31,726 advanced by Barron to its financial adviser, Liberty Company LLC, to reimburse expenses related to finding and initially investigating the VerticalBuyer shell corporation;

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

•

required us within 90 days to employ a chief financial officer who has experience with public companies, and provides for liquidated damages for our failure to comply. On May 6, 2005, we employed David B. Dechant as our chief financial officer, in fulfillment of this provision. Biographical information on Mr. Dechant is presented in “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act;”

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

•	prohibits any insiders, including all of our officers and directors, from selling any stockholdings for a period of two years;

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

Warrants

Pursuant to the terms of a Preferred Stock Purchase Agreement with Barron, we issued to Barron two warrants to purchase a total of 7,217,736 shares of our common stock. The respective exercise prices of the warrants were $1.3972 per share (“Warrant A”) and $2.0958 per share (“Warrant B”), with each warrant exercisable for half of such shares (“the Original Warrants”).

In order to encourage their earlier exercise, on December 29, 2006, we agreed to a repricing of a portion of the warrants. One warrant was amended and divided into two warrants, one for 1,608,868 shares of common stock at an exercise price of $0.70 per share and another for 2,000,000 shares of common stock at the original exercise price of $1.3972 per share. The second warrant was likewise amended and divided into two warrants, one exercisable for 1,608,868 shares of common stock at a price of $0.85 per share and another for 2,000,000 shares of common stock at the original exercise price of $2.0958 per share.

The Company anticipates that any funds received from the exercise of the amended warrants by Barron would be utilized for long term capital needs, including the repayment of bank debt utilized to fund the acquisition of the business operations of McAleer.

Initially, Barron was subject to the same waivable beneficial ownership limitation as originally applicable to the preferred stock. When the preferred stock was amended, the warrants were amended on November 7, 2005 to impose a non-waivable beneficial ownership limitation of 4.9%. This limitation applies to any subsequent holder of the warrants currently held by Barron. Following amendment, Barron may not exercise its warrants to purchase shares of common stock if and to the extent Barron’s beneficial ownership of our common stock would exceed 4.9%. The 4.9% beneficial ownership limitation is not applicable in the event of a change in control, which is defined as (i) our consolidation or merger with or into another company or entity in which we are not the surviving entity, or (ii) the sale of all or substantially all of our assets to another company or entity not controlled by our then existing stockholders in a transaction or series of transactions. We are obligated to give the holder of the warrant 30 days notice prior to a change in control. The beneficial ownership limitation may only be waived or amended with the consent of the holder of the warrant and the consent of the non-affiliate holders of a majority of the shares of our outstanding common stock.

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

For more information on the warrants, please refer to Note 8, “Preferred Stock and Related Warrants” to our audited consolidated financial statements dated December 31, 2006.

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

Merger

In the merger, the five shareholders of CSI – South Carolina tendered their shares of common stock (being all of the issued and outstanding capital stock of CSI – South Carolina), which was cancelled, in exchange for the following consideration:
(a) Merger cash (gross). The five shareholders received subordinated notes totaling $3,624,800, which were repaid in cash later on the day of closing upon the receipt of investment proceeds from Barron. Net merger cash received by the shareholders totaled $3,212,015, after the payment from their merger proceeds of the fee to The Geneva Companies, Inc. totaling $412,785.	3,624,800
(b) Merger subordinated notes. These subordinated notes were received in the merger on February 11, 2005. They matured on May 10, 2006. As of December 31, 2006, the aggregate outstanding balance of these notes was $1,125,200.	1,875,200

5,500,000
Less: advisory fee paid to The Geneva Companies, Inc. by the five shareholders	(412,785)

Net non-equity consideration received by former CSI – South Carolina shareholders in the merger	5,087,215

(c) 2,526,905 shares of the surviving Company’s common stock (estimated value). This estimate, as of the closing, is based on the price per share of $0.6986 paid by Barron for the preferred stock and issuance of warrants. These shares represented approximately 26% of the Company’s common stock at the time, assuming conversion into common of all of the preferred stock held by Barron. The shares received were not registered under federal and state securities laws, and therefore were restricted as to resale. Also, pursuant to the Preferred Stock Purchase Agreement, the five former CSI – South Carolina shareholders were restricted for two years from selling any of such shares. The estimate is based on the arms length transaction with Barron and represents the parties’ per share value of stock received in the transaction.

1,765,295

Estimate of total consideration received by five former CSI – South Carolina shareholders in the merger	$6,852,510

Total consideration received by five former CSI – South Carolina shareholders from pre-merger dividends and in the merger	$10,312,510

On February 11, 2005, four of the five former CSI – South Carolina shareholders entered into employment agreements with the Company. These were Nancy K. Hedrick, President and Chief Executive Officer; Thomas P. Clinton, Vice President of Sales (at the time); William J. Buchanan, Vice President of Delivery and Support; and Beverly N. Hawkins, Vice President of Product Development. The employment agreements provide for compensation at a rate of $185,000 a year, plus such bonuses and raises as the board of directors may determine. Each agreement is for a term of three years, and is described in more detail under “Item 10. Executive Compensation.”

The remaining former CSI – South Carolina shareholder, Joe G. Black, served as our interim Chief Financial Officer from the closing on February 11, 2005 until May 5, 2005. We entered into a consulting agreement with Mr. Black to provide financial and accounting consulting services to us with compensation at $75 an hour. The consulting agreement expired following its initial one year term. The Agreement is described in more detail under “Item 12. Certain Relationships and Related Transactions.”

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

Barron Partners LP

On February 11, 2005, Barron invested and loaned the following monies to the Company:

Preferred stock and warrants	$5,042,250
Subordinated note	1,875,200
Contribution, per Preferred Stock Purchase Agreement, for Company’s costs and legal fees	81,726	(1)

Total investment/loan by Barron	$6,999,176

(1)

Includes the waiver of the Company’s obligation to repay $50,000 earnest money paid by Barron to Maximum Ventures, as well as $31,726 paid by Barron to its financial advisor to reimburse it for out-of-pocket costs incurred in finding and investigating the VerticalBuyer shell corporation.

Barron received no fees or other compensation with respect to the acquisition of the VerticalBuyer shares by CSI – South Carolina, the merger of CSI – South Carolina into VerticalBuyer, its preferred stock, warrant and subordinated debt investments in the Company or any related transactions. Barron did not act as a broker-dealer with respect to these transactions. Barron’s activities related solely to its purpose of investment for its own account. Barron’s involvement in the procurement of VerticalBuyer related only to its use as a vehicle to facilitate an investment in CSI – South Carolina, or another such private company should the CSI – South Carolina transaction not have been successfully completed.

F. Our Niche in the Governmental and Educational Technology Market

There are approximately 3,100 counties (according to the U.S. Dept. of Census), 36,000 cities and towns (according to the National League of Cities) and more than 14,000 school districts (according to the National Center for Education Statistics) in the United States. Each of these organizations is a potential candidate for an integrated financial management system as well as for various technology services and products. Since many local governments are moving toward outsourcing of information technology services, even more opportunities are available for our services. In 2006, the sale of software, hardware and services to non-educational governmental organizations accounted for approximately 10% of our total sales.

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

Our customer base is discussed in more detail under “—L. Customers” below.

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

Prior to 1999, our proprietary fund accounting system was a DOS-based product. DOS, or Disk Operating System, was the personal computer operating software used widely before the release of Microsoft’s Windows® software. In July 1999, we released a Windows® based version of the system as “CSI Accounting+Plus.” This product was written with Microsoft’s Visual FoxPro® database, a relational database, and utilizes Crystal Reports®, an industry standard report generator. Over the next four years, approximately 120 software clients upgraded from the DOS based system to the new product. For our clients, this upgrade process included data conversion, installation and training on the new system and, in many cases, a hardware upgrade. The CSI Accounting+Plus system has also been installed in approximately 150 new clients during the period from 1999 to 2006. In addition to software sales, we offer ongoing customer support for the accounting software. This support is provided under a guaranteed service agreement, providing the client with phone support, online user assistance and routine updates to the software.

While we continue to market the Visual FoxPro® version, the CSI Accounting+Plus system is currently being rewritten with Microsoft’s ..Net (pronounced “dot-net”) and SQL (pronounced “sequel” and standing for Structured Query Language) database technologies. This new version, SmartFusion, will provide improved performance, scalability, more flexible data access and native data-tagging (XML or Extensible Mark-up Language) web support. SQL and .Net have become the industry standards for software development, and XML has become an industry standard for data tagging and retrieval. The first components of this new version were released in the first quarter of 2007. We plan to begin upgrading existing clients to the new version and begin marketing this version to new clients and existing clients throughout 2007. The current CSI product contains the functionality required by our clients but moving to the SQL and .Net platform will allow us to be more competitive on both a regional and national level.

A new software service option called “Service +Plus” has also been developed. This plan will provide the normal coverage of a guaranteed service agreement but will also include version protection: clients will get new major releases of the software without additional fees. Service+Plus will also provide clients free attendance to webinars (seminars which may be attended remotely by use of the internet), free user conference attendance, one free Crystal Reports® training class each year, disaster recovery (off-site data storage) and discounts on additional software modules, training and engineering services.

We have a close business relationship with AIG Technology, Inc. (“AIG”) to enhance the functionality of our accounting software. AIG is a developer of document workflow systems. Through this relationship, we offer our clients enhanced printing, faxing and emailing capabilities (Doc e Serve), document imaging (Doc e Scan) and the routing of documents across the web for distribution and approval (Doc e Fill). CSI markets the AIG product line and receives revenues and commissions for the sales of these products and services. The revenues and commissions have not constituted a significant part of our revenues. However, the ability to offer enhancements improves our competitive position.

In addition to our relationship with AIG, we also sell third-party products to support the function and distribution of our software, including the Microsoft Windows® operating system, database programs and software that enhances our ability to deliver access to software and technology across the internet. The revenues and commissions from these products have not constituted a significant part of our revenues. However, some of these products are critical for the use of our software, and our ability to offer and support these products enhances our competitive position.

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

We have converted this product to a Microsoft SQL database and internet-based product and are marketing it as “curriculator™ standards based lesson planner.” We are not yet ready to widely market this product and are selling it on a limited basis. We are currently assessing the market readiness of this product for broad distribution through the use of beta sites and user groups, and are adding functionality to the product based on this feedback. Costs related to identifying such functionality and their technological feasibility are expensed while costs related to programming of known technologically feasible improvements are capitalized.

We believe the addition of this product, while not yet material, may provide significant additional revenue in the future as we are able to offer an additional product to our existing school-based customers. However, we can give no assurance that this software product will in fact prove successful. We believe the product can achieve sufficient acceptance in the market place to cover our investment. If at anytime we were to determine it would not, at the time we reached such determination, we would write down all or the applicable portion of the capitalized costs related to this product based on projected cash flows. As of December 31, 2006, we had capitalized approximately $250,000 related to this product, and had received no significant revenues.

We believe the product may also provide a source of additional contacts and referrals. The gross profit received from each sale of this product may be significantly less than that of our traditional fund accounting software. As a result, we intend to use telesales as a cost effective method of generating additional contacts and may use the Internet as the primary medium for demonstrations and software delivery, in order to minimize selling and delivery costs.

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

We have established associations with some of the largest vendors in the industry, and with others whom we believe offer innovative products. We believe that strong industry relationships will further enhance our competitive position. We have developed and maintain the following vendor relationships:

•	Our primary focuses in the technology solutions segment include IP (internet packet-based) telephony, wireless, system security and routing/switching. We have a strategic relationship with Cisco Systems, Inc. (“Cisco”), a worldwide leader in networking for the Internet and technology innovation, whereby Cisco provides the hardware necessary to implement these systems. We purchase the majority of our Cisco equipment through Ingram Micro. Ingram Micro is a multi-national distributor of technology hardware. Although we are an indirect reseller of Cisco products, we periodically work closely with Cisco representatives, particularly on large sales. This relationship occasionally produces customer leads and referrals. We also encourage our employees to pursue Cisco technical certifications, as such certifications as well as the achievement of certain sales volumes of Cisco products can make us eligible for certain incentives periodically offered by Cisco. We also participate in certain state contract pricing frameworks that Cisco has established with public entities. Purchases from Ingram Micro are made on an individual purchase order basis. We have no formal agreements with Ingram Micro.

•

We deploy desktops, notebook computers, personal devices and file servers in a variety of client network environments. We have a strategic relationship with Hewlett Packard (“HP”), which produces technology solutions that span information technology infrastructure, personal computing and access devices, global services and imaging and printing for consumers, enterprises and small and medium business. We provide professional services to deploy these devices. Our relationship with HP consists primarily of the purchase of computers and printer equipment for resale. We purchase these products on an individual purchase order basis under a standard, nonexclusive reseller agreement. In addition to purchases directly from HP, we have arms-length business relationships with certain customers whereby the customers have elected to name us as their authorized HP representative. As the named representative, and as an incentive for the customer to approve us as the named representative, we provide various forms of assistance which can include assisting the customer in identifying the specific HP products that will meet its needs, summarizing and processing orders on behalf of the customer with HP, and providing certain support and HP authorized repair and maintenance for which we are separately compensated by HP. To provide these services, some of our personnel have received training and certifications from HP. As the named representative of HP, we assist the customers in placing their orders directly with, and we receive commissions from HP, rather than acting as the purchaser and reseller of HP’s products. Due to the volume of business we do with HP, we also work very closely with HP representatives and receive support which may include special quantity or other pricing in competitive situations with products from other manufacturers, and may receive customer leads or referrals from time to time.

•	Our focus on the K-12 sector has led to our developing relationships with vendors who specialize in technologies for the classroom. Promethean Collaborative Classroom Solutions offers what we consider to be the industry-leading solution for transforming the classroom into an interactive learning environment. Using Promethean’s ActivBoards, students are able to use a stylus on a special electronic white board to interact with computer projected images. The computer reacts to the stylus activity and projects the results. By having an exclusive sales arrangement to market Promethean ActivBoards in North Carolina and South Carolina, we believe we are able to maintain gross margins higher than most hardware products. In addition to selling the ActivBoards, we offer installation services, end user training and market complementary products (e.g., projectors, PC Tablets) to be used with the boards for the collaborative classroom.

•	In keeping with our focus on IP-based systems, we also have a business relationship with DIVR (Digital Image Viewing and Retrieval) Systems, Inc., providing IP-based surveillance solutions to the industry. With growing demand and governmental initiatives to provide security solutions, we believe the DIVR Systems technologies represent significant opportunity. In November 2003, J.P. Freeman & Co., a market research firm that follows the security industry, forecast that the overall video surveillance market would reach $3 billion per year by 2007.

•	In order to offer visual communication equipment to our clients and prospective clients in order to allow video conferencing, administrative communications, home bound learning and professional development, we have developed a business relationship with Tandberg. In the education environment, Tandberg provides worldwide access to people, places and experiences without time or travel constraints. Through the public sector and business environment, Tandberg offers solutions in providing more efficient and effective training to employees, saving travel, time and money. Tandberg solutions include cameras, monitors, videophones and software.

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

In addition to the above relationships, we also have developed relationships with Microsoft, Novell, Packeteer, Symantec, and Citrix, which are on similar terms with those of Promethean, DIVR and Tandberg. We also have one additional vendor, Synnex. Our purchases from Synnex, like those from Ingram Micro, have equaled more than 10% of our annual purchase volume. Synnex is a distributor of technology hardware. We have no formal agreement with Synnex and purchase technology accessories on a purchase order by purchase order basis. The products purchased from Synnex are readily available through other vendors.

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

H. Strategy

In addition to our sales of software applications, technology solutions and related support and maintenance services, we provide technology consulting, including network and systems integration services as a part of our solutions sales efforts. These services also generate a significant amount of revenue by increasing demand for computer hardware equipment that we sell. Our marketing strategy is to provide a suite of software products coupled with full service integration of the hardware solutions that support those products and other back-office functions. We also seek to provide ongoing technical support, monitoring and maintenance services to support the client’s continuing needs. We also market our hardware solutions and ability to provide a wide level of services and support independent from our software solutions. Such marketing to a fund accounting based organization may also lead to future software sales and integration services.

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

Software

Fund Accounting Software

New Product Development

We continue to market the primary CSI software applications, which contain the functionality required by our clients. However, we are in the process of rewriting these applications using the latest Microsoft application programming tools and current Microsoft data storage and retrieval technologies. The new release, SmartFusion and EntryPoint, will allow us to expand more easily into additional states. We will continue to expand our product offerings to meet the needs of our clients both in the current version and in the new version.

Service+Plus

Our new service offering provides version protection for major releases of the software without additional fees, free attendance to seminars accessed remotely by use of the internet, free user conference attendance and disaster recovery (off-site data storage).

Hosted Services (ASP)

We are beginning to offer an ASP (Application Service Provider or CSI hosted) solution to new clients whereby they can access the software on CSI servers and run it remotely over the internet at a fixed monthly cost. Under this business model, the client can forego the significant up-front investment required to purchase computer hardware and install the software at its location.

Managed Backup Service

In late 2006, we began offering an automated data backup and restoration system, Gemini, which protects our clients’ data and critical information. Our Gemini and Gemini-warmsite software provides a simple, secure and reliable way for our clients to back up their data offsite, ensuring the data that is integral to their organization’s day to day operations is safely and easily maintained, in the event of a system crash or other disaster. Our Gemini-warmsite software and related services includes secure offsite backup, while the necessary hardware and communications equipment needed to run the clients’ operations is housed in our data center facility, in a constant state of operational readiness.

Reseller Model

In order to move into new regions and states, we are pursuing a reseller model in those areas where it will be the most expedient way to introduce our primary software application. There are often information technology organizations established in an area that have the sales staff in place to market our products.

Lesson Planning Software

Product Acquisition

In September 2005, we acquired a standards based lesson planning software product, which we have renamed “curriculator™” standards based lesson planner. The software product, potential customer list, install base and all related rights purchased did not constitute a material addition to the business. This software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may then be reviewed by school administrators and reports may be generated to determine the standards that have been met or need to be met. This is particularly important as school systems develop higher accountability standards. In addition, the federal “No Child Left Behind Act” legislation has focused greater attention on schools’ adequate yearly progress (“AYP”) and meeting curriculum standards is an important component of these measurements. Standards based lesson planning software allows a school to document its compliance with the curriculum standards as a component of its compliance with the “No Child Left Behind Act” legislation.

Product Enhancement

We are rewriting the lesson planning software to be web-enabled. In addition, we are building in curriculum standards for all states.

Market Penetration

Addressing “No Child Left Behind Act” requirements and meeting state curriculum standards are issues for educators in every state. We plan to use telemarketing, our web presence, attendance at educational trade shows and direct mail campaigns to introduce and sell our lesson planning software nationally. Our initial efforts are focused on the southeastern states.

Technology

Expansion of Offerings

We are continually seeking new hardware offerings to present to our clients. Our spending on research and development is generally insignificant. As old technologies expire and new technologies emerge we work to stay a short distance behind the new product curve, adopting primarily those solutions that are proven in the marketplace. As a reseller with internal technical personnel and more than 400 public sector clients, we are periodically approached by vendors and manufacturers to expand into new territories or represent new or additional products. We also pursue these opportunities. For example, new product opportunities we evaluate could include additional products in the following market spaces in which we are already engaging: storage solutions, database technologies such as standardized data-tagging (XML or Extensible Mark-up Language) applications for improved data retrieval, internet based audio and video distribution (equipment used to broadcast audio and video communications), metropolitan wireless (city-wide wireless public internet access and city-wide wireless network access by city employees) and additional service capabilities. As with our other hardware-based solutions, we plan to enter into reseller arrangements with equipment and solutions providers or manufacturers who already have experience and can provide installation, support, equipment warranties and technical training to our personnel to offer additional solutions to our existing client base and new customers. Except for internally developed software or acquired products, we enter new areas as a reseller as opportunities arise and customer needs present themselves. This approach allows us to mitigate the risk of a product not having sufficient demand or profitability. By doing this, we forego the investment in inventory a manufacturer or large distributor would have to commit to a new product. We are already proposing solutions involving some of these areas, including metropolitan wireless networking for small towns and housing communities, although they do not yet represent a significant portion of our business. We typically do not commit significant resources to them unless we achieve reasonable profitability on the initial opportunities. Periodically, certain products introduced at a new client site, in response to a client’s specific needs or requests and to maintain or improve the client relationship, never become a significant portion of our business. Other products become significant contributors to profitability and we add them as a standard offering to our client base.

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

Generally, our technology offerings require hands-on implementation and support. In order to expand into new geographic territories, we must find qualified personnel in an area to service our business. The need for hands-on implementation and support may also require investment in additional physical offices and other overhead. We believe our approach is conservative. Our strategy is to limit the number of new target areas until they become cash flow positive before expanding into additional ones. Accordingly, we intend to expand the geographic reach of our technology offerings from our primary client locations of South Carolina, North Carolina and Georgia to surrounding states methodically over time. The January 2007 acquisition of McAleer reflects this strategy of geographic expansion. Through McAleer, we have gained a presence in five states not previously served by CSI: Alabama, Mississippi, Louisiana, Tennessee and Florida.

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

Growth Through Acquisitions

Our competitive markets are occupied by a number of competitors, many substantially larger than we, and with significantly greater geographic reach. We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies of scale. We may also utilize acquisitions, whenever appropriate, to expand our technological capabilities and product offerings. One significant reason for our entering into the merger and recapitalization transaction in February 2005 was to allow us to access public capital markets as a source of funding to permit us to grow through acquisitions. In addition, the merger transaction facilitated the sale of warrants, the exercise of which (absent a cashless exercise) represents a significant potential source of capital. While we may use a portion of any cash proceeds to pay down debt on an interim basis, we intend to use any additional liquidity and/or availability of assets generated by the paydown and remaining proceeds to fund acquisitions.

We have engaged consultants to assist us with acquisitions, including identifying potential acquisition opportunities. We believe our markets contain a number of attractive acquisition candidates. We foresee expanding through acquisitions of one or more of the following types of software and technology organizations:

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

Our business strategy provides that we will examine the potential acquisition of companies and businesses within our industry. In determining a suitable acquisition candidate, we will carefully analyze a target’s potential to add to and complement our product mix, expand our existing revenue base, improve our margins, expand our geographic coverage, strengthen our management team and, above all, improve stockholder returns. More specifically, we have identified the criteria listed below, by which we evaluate potential acquisition targets in an effort to gain the synergies necessary for successful growth of the Company:

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

In accordance with this strategy, we have pursued and entered into preliminary discussions with various acquisition candidates. In June of 2006, we approached an Alabama corporation, McAleer Computer Associates, Inc., as to a potential acquisition. Following due diligence and negotiations with McAleer, and after analyzing its ability to further our expressed strategy, we purchased substantially all of its assets and business operations on January 2, 2007. Details of the acquisition are set forth below in “—I. McAleer Acquisition.”

We continue to seek out and hold preliminary discussions with various acquisition candidates. However, except for the McAleer acquisition described above, we have not entered into any agreements or understandings for any acquisitions that management deems material.

I. McAleer Acquisition

Summary of Transaction

On January 2, 2007, we consummated the purchase of substantially all of the assets and business operations of McAleer Computer Associates. The terms and conditions governing this acquisition were set forth in an agreement dated November 27, 2006. The total purchase price was $4,050,000. We did not assume any liabilities of McAleer, other than certain leases and obligations of McAleer under ongoing customer contracts. We will operate the acquired business as a division of the Company under the name “CSI McAleer Technology Outfitters,” and retain the business location in Mobile, Alabama.

About McAleer Computer Associates, Inc.

McAleer was primarily a provider of financial management software to the education K-12 market. In operation for over twenty-five years, its current footprint included installations in Alabama, Georgia, Mississippi, Louisiana, Tennessee and Florida. The addition of McAleer will allow us to expand our reach from the primary three-state market where we are currently doing business to an eight-state footprint throughout the Southeast. We believe the acquisition will constitute a significant move in implementing our stated strategy of geographic expansion, with an ultimate goal of achieving a national presence.

William J. McAleer was the sole shareholder and founder of McAleer, and until approximately four years ago he managed its day-to-day operations. Since that time, the operations have been managed by Jeffrey Mackin. We believe McAleer has a strong management team and a reputation for delivering quality customer service. We plan to utilize McAleer staff to continue to service its existing clients, and we anticipate we will be able to capitalize on the Mobile location to deliver expanded technology and service offerings to the broader geographic area and the local government (city and county) markets. In contrast to CSI, McAleer has not historically focused on the local government market or provided as broad a range of technology solutions.

McAleer Revenues

The majority of McAleer’s revenues are related to the licensing and annual support agreements for its fund accounting software, with a smaller amount (approximately 10% to 15%) related to hardware. Hardware revenues include servers sold for the software to run on, and other indirectly related products and services. Accordingly, we will report the majority of McAleer’s software and related services through our Software applications segment. A small amount of revenues may be recorded through our Technology solutions segment, consistent with our practices prior to the McAleer acquisition.

McAleer is in the process of upgrading approximately 60% of its customers to the latest major release of the McAleer fund accounting system. These increases provide additional revenue due to the increased pricing structure to reflect the enhancements in the latest major release. Accordingly, while not estimable, we anticipate an ongoing improvement in our recurring revenues through this upgrade process.

With increasing recurring revenues from the McAleer software business, we anticipate increased revenues and profitability from the McAleer addition. We see opportunity for additional increases in revenues from our efforts to sell our fund accounting product to the government market space and a wider variety of technology offerings in the expanded geographic footprint. McAleer has not historically sold to the government market or offer technology products and services. However, we cannot predict the impact these efforts will have on our financial results.

For more detailed financial information with respect to McAleer and the acquisition, see the pro forma financial information for the years ended December 31, 2005 and 2004 and for the interim nine-month period ended September 30, 2006, filed with the SEC as exhibits to our Forms 8-K/A on March 16, 2007 and March 29, 2007. Our Form 8-K/A also includes as exhibits the audited financial statements for McAleer for the years ended December 31, 2004 and 2005, and unaudited financial statements for the nine months ended September 30, 2006.

History of Negotiations for Acquisition

CSI and McAleer have been competitors in the education K-12 market for several years, particularly in Georgia. Both companies have had a healthy respect for each other’s products, staff, customer service and market penetration. CSI approached McAleer in June of 2006 to discuss the possibility of a partnering arrangement to market the following: (1) CSI technology solutions to McAleer’s K- 12 client base and (2) CSI financial management solutions to the local government sector in McAleer’s geographic footprint. The discussions evolved from a partnership arrangement to an acquisition arrangement due in large part to Mr. McAleer’s desire for an exit strategy and the belief that a combined entity would create a very strong financial management player in the southeastern United States.

Terms of the Acquisition

The terms and conditions of the acquisition are set forth in an asset purchase agreement (“Agreement”), which CSI, McAleer, and Mr. McAleer entered into on November 27, 2006. The assets acquired included real estate; furniture, fixtures and equipment; software rights, including source codes; hardware; technical information and materials; intellectual property; business records; customer lists and information; goodwill and McAleer’s corporate name; and certain work in progress. The transfer of assets was further evidenced in a Bill of Sale from McAleer to the Company dated January 2, 2007, as well as an Assignment and Assumption Agreement between the Company and McAleer dated January 2, 2007. CSI assumed no liabilities of McAleer, other than certain leases and obligations of McAleer under ongoing customer contracts.

The total purchase price was $4,050,000, of which $3,525,000 was paid in cash at closing. The balance of $525,000 was originally paid at closing via a Promissory Note of like amount to be paid in twenty quarterly installments of principal in the amount of $26,250, plus interest in arrears at the LIBOR rate, beginning March 31, 2007. The Company’s obligations under this Promissory Note were secured by a first mortgage on the real property of McAleer conveyed in the acquisition, consisting of an office building located in Mobile, Alabama. This Mortgage was given by the Company to BILLYMC, Inc. (formerly known as McAleer) and was dated January 2, 2007. In February 2006, the BILLYMC Promissory Note was refunded by a $486,000 mortgage loan from our bank lender. The real estate transfer was evidenced by a Warranty Deed from McAleer dated January 2, 2007. Pursuant to the terms of a letter of intent between the Company and McAleer, and pursuant to the Agreement, the Company made a payment of $100,000 as earnest money at the time of signing the letter of intent, which deposit was applied to the purchase price at closing. McAleer agreed that it would pay all of its outstanding liabilities promptly, except for those limited obligations we assumed.

Under the Agreement’s indemnification provisions, we agreed to indemnify McAleer and Mr. McAleer against loss resulting from any breach of our representations or covenants made in the Agreement (such covenants to perform before or after the closing), any liability we assumed under the Agreement, and any liability of ours relating to our business operations after the closing, so long as we receive written notice of any such claim within eighteen months after the closing date.

McAleer and Mr. McAleer agreed to indemnify us against loss resulting from any breach of their representations or covenants made in the Agreement (such covenants to perform before or after the closing), any liability not assumed by us under the Agreement, and any liability relating to McAleer’s business prior to the closing. We must provide written notice of any claim for loss resulting from a breach of representations or warranties, or from a breach of a covenant, contained in the Agreement or in any other document signed at the closing within eighteen months after the closing date, except for representations relating to the title to the assets being acquired, the organization of McAleer, the nature and extent of McAleer’s intellectual property, and warranty claims against McAleer (these excepted claims have no time limitation, but are subject only to the applicable statute of limitations). All other claims for indemnification do not have any time limitation, but are subject only to the applicable statute of limitations. Finally, McAleer and Mr. McAleer are not responsible to indemnify us for any losses until the amount has reached $25,000, nor are they responsible for any losses in excess of $2,000,000. This limitation, however, does not apply to third party claims or to claims for breach of representations relating to the title to the assets being acquired, the organization of McAleer, the nature and extent of McAleer’s intellectual property, and warranty claims against McAleer.

Pursuant to the Agreement, McAleer and Mr. McAleer entered into a Confidentiality, Noncompetition and Nonsolicitation Agreement (“Noncompetition Agreement”). In such agreement, McAleer and Mr. McAleer agreed generally to refrain from disclosing any trade secrets or other confidential information relating to McAleer’s business operations, to refrain from competing for five years within a specific geographic area and for one year to refrain from soliciting or employing any former employees of McAleer. Pursuant to the terms of the Noncompetition Agreement, the Company paid to each of McAleer and Mr. McAleer $5,000.

In accordance with the terms of the Agreement, we also entered into a Consulting Agreement with Mr. McAleer dated December 2, 2006. Under the terms of the Consulting Agreement, Mr. McAleer will advise us on various aspects of McAleer as we may request, including marketing, sales, production activities, and customer relations. Mr. McAleer will be paid $75 per hour, plus expenses, for his services. The initial term of the Consulting Agreement will expire on December 31, 2007, but it may be extended by the mutual consent of the parties.

The closing of this acquisition occurred on January 2, 2007, with an effective date of January 1, 2007. We funded the acquisition in part with advances under our credit facilities with RBC Centura Bank. We also utilized approximately $1.3 million in cash from McAleer. Pursuant to the Agreement, service contract revenue with respect to 2007 that McAleer received in 2006 was segregated for our account.

J. Sales, Marketing and Distribution

We market our products and services through direct sales throughout North Carolina, South Carolina and Georgia. We are currently expanding our direct sales to cover the southeastern United States. Our inside sales staff provides lead generation and support to the direct sales team.

We have twelve outside sales persons, including a Senior Vice-President of Strategic Relationships and a Vice President of Sales, and six additional employees on our inside sales staff. In line with our expansion plans described above under “—H. Strategy,” we plan to expand both of these teams as we expand our geographic presence. Other employees are involved in selling on a daily basis. Engineers and trainers have excellent opportunities to sell additional products and services to clients while delivering services.

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

Our inside sales staff provides leads to the outside staff and also produces proposals to be delivered to prospects and clients. In 2004, the software inside sales staff began making outbound calls to pre-qualify leads for the outside sales staff. This has proven successful and we intend to expand these calls during 2007 through the use of telesales personnel.

Our outside sales personnel call on existing and prospective clients. Owing to our wide range of product and service offerings and rapidly changing technology, we believe there are sales opportunities within the existing client base. Recurring sales account for a significant part of our overall revenue. Our sales teams are segmented by geography and also product segments (technology and software). Depending on the product or service being offered, we may call upon an information technology director, city manager, director of finance, director of operations, utility manager or curriculum coordinator.

In 2006 we reorganized our sales force, with representatives selling both software and technology. The purpose of this reorganization was to take advantage of cross-sell opportunities within customer accounts. Previously, our sales personnel had focused on selling either software or technology. While the reorganization was not entirely ineffective, we found that our sales personnel gravitated to either software or technology. Moreover, our market analysis confimed that fewer personnel in a geographic area are needed to sell software than technology products and services. Accordingly, market expansion for software sales can be effected more quickly than for technology. Therefore, we found it beneficial to maintain separate sales forces for software and technology. We will continue to encourage our sales personnel to cross-sell all of our products and services, emphasizing our ability to handle all of a client’s needs. We are implementing this new sales approach in 2007.

K. Key Suppliers

On March 18, 2005, CSI was re-certified as a Cisco Premier certified partner pursuant to an Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. The re-certification is effective through September 30, 2007. The agreement grants us a limited, nonexclusive, revocable license to receive from authorized distributors and distribute to end users both those Cisco products made available to the authorized distributors and Cisco’s proprietary rights in those products. The prices we pay for the Cisco products are set by the authorized distributors. In 2006, sales of Cisco products accounted for 19% of our sales revenue. In 2005, that number was 38%.

Pursuant to a Hewlett Packard U.S. Business Development Partner Agreement, we were appointed a Business Development Partner for the purchase and resale or sublicense of Hewlett Packard’s products, services and support. In this capacity, we will purchase Hewlett Packard’s products, services and support from authorized distributors and resell them to end users. The agreement was originally effective until May 31, 2005, and we received notification that it has been extended in its current form until June 30, 2007. We purchase products both through HP and through authorized distributors. We also assist our customers in placing orders directly with HP when we act as a sales agent and customer representative. In such cases we record no revenue except for commissions received on the sales. Sales of Hewlett Packard products accounted for 21% of sales revenues in 2006 and 8% in 2005. In addition, we received commissions on customer orders of Hewlett Packard products of $808,486 (3% of 2006 gross sales) in 2006 and $930,814 (4% of 2005 gross sales) in 2005.

L. Customers

Our customers are predominantly educational institutions (K-12 and higher education), municipalities, non-profit organizations and other local governments. We sold services and products to more than 400 customers during 2006. Fourteen customers constituted approximately 50% of the 2006 gross revenues, but no customer constituted more than 10% of gross revenues. One of our customers accounted for at least 7% of our revenues, the Dorchester County, South Carolina school district. Due to the nature of the large technology projects we install, it is not unusual for a relatively small number of customers to account for the majority of sales. It is not unusual for customers to have ongoing projects extending across several years.

2006 Revenues by Market Type		2006 Revenues by State
Sector	%	State	%
Private	5	Georgia	8
Public – Education	83	North Carolina	21
Public – Government	12	South Carolina	69
		Other	2

M. Competition

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

We were recognized by VAR Business Magazine as one of the top 500 network integration companies in the United States (the VAR Business 500) in 2004, 2005 and 2006. Additionally, in 2005, we were one of three finalists for the Educational Solution Provider of the Year award also presented by VAR Business Magazine.

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

Customer Service

Our historical growth has been, in large part, due to the high level of repeat business from our existing client base. This is evidenced by a greater than 90% client retention rate by our software applications segment and significant recurring sales opportunities to this client base through our Technology solutions segment. We believe clients continue to utilize our products and services due to our focus on customer service, attention to detail and regular follow-up. We strive to have technical and customer service staff members available to address swiftly the needs, questions or concerns of clients. Specifically, our software customer service includes user conferences, a support desk access and a website, which offers documentation and downloadable upgrades.

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

N. Intellectual Property

We develop new software as part of our business activities. The software products we develop are generally works made for hire, prepared by our employees within the scope of their employment and with copyright ownership vesting in the Company pursuant to the Copyright Act of 1976. We routinely license software to our customers through unwritten, implied nonexclusive licenses, the terms of which are commensurate with our copyright protection in the software. Licenses for our products are ordinarily on a site license or user-based license basis. Generally, implied licenses are created by law when an express, written agreement does not exist between the parties. An implied license provides certain rights to the licensee, and typically such rights would be those the copyright owner would have given to the licensee as customarily given in the industry for similar types of software products. Other than password protection of the software for preventing unauthorized access to the software and/or the Company receiving actual knowledge of a violation of its licenses, we have no formal methods in place for monitoring compliance with our licenses. Our software is generally entitled to receive copyright protection automatically, by operation of law, upon its creation. Copyright protection provides protection against unauthorized copies and derivative versions of the software being made. Copyright protection may also provide protection against the unauthorized distribution, public performance and display of the software. We typically do not assign our copyrights in our software to our customers. We have not, however, pursued registration of copyrights for our software under the Copyright Act nor have we pursued obtaining patents on the software we develop.

The length of such implied licenses of our software is generally coextensive with the length of the applicable copyright term provided for by federal law. Currently, the term for copyright protection is the life of the author of the software, plus 70 years. For software works that are “made for hire” (as defined by the Copyright Act), the length of the copyright term is 95 years from the first publication.

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

O. Software Development

In 2006, we spent and capitalized $1,156,307 on software development. In 2005, we spent and capitalized $709,972. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, we have spent no material efforts on technological innovation for which the feasibility has been unknown. These software development amounts were accounted for as deferred software development costs and are amortized over the economic life of the related product (generally three years).

P. Government Regulations

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

Also, the governmental entities that comprise our customer base generally have the ability to terminate a contract for convenience, typically on a year-to-year basis. This right could adversely impact us, particularly in the case of technology solution projects we may be performing or ongoing service agreements that we may have in place. Although the potential for termination of a governmental customer for convenience exists, we have never had a customer terminate a contract in this manner.

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

If a regulatory change does impact our software, modification will need to be made at a cost and burden to CSI. In an extreme case, the software may be required to be rewritten entirely. This cost may potentially be passed on to customers in the form of product updates and product service agreements, but in certain circumstances the costs will be absorbed by us entirely. For example, if we have a support agreement with a customer for a software product serviced, but no longer sold, by CSI, then our cost for updating the software may not be fully recoverable from the customer, but instead may be limited by the terms of the support agreement.

Federal E-Rate Program

Because we participate in the federal E-Rate Program, we are subject to the rules and regulations of that program. These rules and regulations are continually reviewed and modified and we must stay current with these changes. The risk factor entitled “A significant portion of our revenue stems from sales to schools receiving funding through the E-Rate Program. A loss of such funding could have a material adverse impact on our revenues and financial condition,” contains additional information about the E-Rate program. Approximately 21% and 24% of our 2006 and 2005 revenues, respectively, were generated from the E-Rate program. The Company and its customers compete for federal funds with many other entities and projects. As a result the revenue we receive from the federal E-Rate Program can be volatile.

Q. Employees

As of December 31, 2006, we had 107 full-time employees and four part-time employees. Our relationship with our employees is good. Many employees have worked at CSI for more than five years, some more than ten years. Full-time staff are assigned to the following areas:

Administration/Finance	16
Technical/Support Services/Training	24
Software Product Development	19
Engineering Services/Project Management	23
Sales/Sales Support	25

R. VerticalBuyer, Inc.

Incorporated in Delaware on September 24, 1999, we were known as VerticalBuyer until the February 10, 2005 reverse stock split, reverse acquisition and name change described above in “—E. The Merger and Recapitalization.” Presented below is a brief history of VerticalBuyer prior to the reverse acquisition and name change.

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

On October 22, 2004, Mr. Kent and Mr. Rosen resigned from the board of directors of the company and the board consisted of affiliates of Maximum Ventures until Maximum Ventures sold its interest in VerticalBuyer to CSI – South Carolina on January 31, 2005. The Maximum Ventures – CSI-South Carolina transaction is described above in “—E. The Merger and Recapitalization—Description of Merger and Related Investment Transactions—Purchase of Majority Interest of VerticalBuyer, Inc. by CSI – South Carolina.” During the time that Maximum Ventures held its interest in VerticalBuyer, VerticalBuyer’s board of directors and management made all filings, including past due reports, necessary to bring VerticalBuyer into compliance with the periodic reporting requirements of the Exchange Act.

S. Risk Factors

Risk Factors Relating to Our Company

Our customers are predominantly educational institutions, municipalities, non-profit organizations, and other local governments. Negative trends in governmental spending patterns or failure to appropriate funds for our contracts, whether due to budgetary constraints or otherwise, may have an adverse impact on sales revenues.

Approximately 90% of our revenues are generated from sales of software, hardware and services to county and city governments and school districts. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. Many of these contracts are subject to annual review and renewal by the local governments, and may be terminated at any time on short notice. Our dependence on county and city governments and school districts for the sales of our products and services renders our revenue position particularly susceptible to downturns in revenues as a result of changes in governmental spending patterns and the contract award process.

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

From time to time, it may be necessary to revise and update our software products to comply with changes in laws relating to the subject matter with which our software deals. For example, we may have to revise our fund accounting software to comply with changes in reporting requirements. Examples of such changes include modifications for Form W-2, Form 1099 and various health and retirement reporting and payroll tax table updates. The extent of any required revisions will depend upon the nature of the change in law. It is possible that in some cases, the costs of compliance may be passed on to the customer, but in other cases, we may be forced to absorb some or all of the costs. Any absorption of compliance costs would have an adverse impact on profits.

Most of our maintenance agreements are for a term of one year. If our customers do not renew their annual maintenance and support agreements for our products and services, or if they do not renew them on terms that are favorable to us, the reduction in revenues would have an adverse impact on our financial condition.

As the end of the term of a maintenance agreement approaches, we seek to renew the agreement with the customer. Maintenance renewals represented 9% of our total revenue for the 2006 fiscal year and 6% of our total revenue for the 2005 fiscal year. Due to this characteristic of our business, if our customers chose not to renew their maintenance and support agreements with us on terms beneficial to us, our business, operating results and financial condition could be harmed.

We derive a material portion of our revenue from the sale of our fund accounting software. We believe that the use by our customers of our software also gives us a competitive advantage in our providing system integration services, including the sale of hardware, to these customers. Reduced acceptance of our fund accounting software and upgrades of such software could have a direct and indirect adverse impact on our revenues.

We derive a material amount of our revenue from the sale of our fund accounting software and related services, and revenue from this product line and related services is expected to remain a material component of our revenue for the foreseeable future. For the 2006 and 2005 fiscal years, software sales and related revenues for fund accounting software accounted for approximately 6.8% and 6.1% of our total revenues, respectively. We generally grant non-exclusive licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support. We also provide our software under rental arrangements, including ASP (Application Service Provider or CSI hosted) type models. As a result, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, if demand for our fund accounting software declines, we believe we would lose a competitive advantage in providing system integration services, and our technology segment revenues could also decline.

We encounter long sales cycles, particularly for our largest customers, which could have an adverse effect on the amount, timing and predictability of our revenue and sales.

Potential customers, particularly large clients, generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them as to the value of our software and services. Sales of our core software products to these larger customers often require an extensive education and marketing effort.

We could expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our core software product sales cycle averages approximately six to twelve months. Our sales cycle for all of our products and services is subject to significant risks and delays over which we have little or no control, including:

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

The constant rate of new developments in technology can significantly impact demand. The introduction of new technology by us, our competition or suppliers could defer customer purchases, and large swings in demand for new technology could impact the ability of our suppliers to deliver the technology products we sell, or for us to install the software solutions we develop. The deferral of customer purchase decisions, or the inability of our suppliers or us to meet demand on a timely basis due to the introduction of new technology, could negatively impact our profitability. Conversely, our ability to access new technology timely or develop innovative solutions could improve revenues and profitability.

Manufactured hardware products are the most significant volume of revenues reported in our business. They also contribute significantly to our profitability reported through our Technology solutions segment. We are constantly pursuing new technology to add to our portfolio of offerings.

When improved technology is announced but not yet available, customers may defer their purchases until such new technology is available. Such deferral could delay revenues and negatively impact our profitability.

Also, when improved technology is introduced suppliers are frequently unable to supply or deliver and install products in quantities sufficient to meet initial demand. This can also result in a rationing of deliveries.

If our suppliers deliver products to our competition in lieu of, or at a reduced rate of delivery to us, or if we are unable to deliver our products timely, our customers could pursue purchasing from other sources. This could negatively impact our revenue and profitability.

Even in the event that our customers could not find the product elsewhere, a delay in delivery could result in a deferral of our revenues to future periods and lost profitability in the near term. We may be unable to recover such lost profits.

The introduction of new technology by a competitor or by us could also cause a change in customer purchase habits, or defer or eliminate customer purchases of currently available products developed by us or then available from our suppliers.

Management has not seen any impact from these factors resulting in a substantial downturn in buying patterns, but cannot guarantee that a downturn due to such factors will not occur in the future. Management believes delay in supply or postponement by customers of delivery has, from time to time, deferred as much as 10% to 15% of reported annual revenues between quarters. However, it is impossible for us to quantify the total impact on historically reported results due to these factors; nor can we predict the future potential impact, if any.

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

Our Technology solutions segment is subject to competition by both regional and national technology solutions providers, including those listed by VAR Business Magazine as the top 500 network integration companies in the United States.

The companies with which we compete, and other potential competitors, may have greater financial, technical and marketing resources and generate greater revenue and better name recognition than we do. If one or more of our competitors or potential competitors were to merge or form a strategic relationship with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, a large diversified software enterprise, such as Microsoft, Oracle or PeopleSoft, could decide to enter the market directly, including through acquisitions. Also, in the same manner, large hardware and technology solutions providers, such as IBM Global Services, EDS and Lockheed Martin IT could negatively impact our ability to compete in the technology solutions market.

Loss of significant clients could hurt our business by reducing our revenues and profitability.

Our success depends substantially upon retaining our significant clients. Generally, we may lose clients due to conversion to a competing service provider. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. Our top ten clients constituted approximately 42% and 35% of our revenue for the 2006 and 2005 fiscal years, respectively. The loss of a significant portion or all of these clients would have a material adverse effect on our profitability and financial condition.

We face a number of obstacles in implementing our strategic expansion into new geographic markets. Overcoming these obstacles will require an expenditure of material financial resources and significant efforts by management and other employees. Our failure to succeed in our efforts to penetrate new markets in a timely fashion could adversely affect our profits and margins and our revenue growth.

As we move forward with our growth strategy, we anticipate expanding into new geographic regions. We have achieved the most significant penetration in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. While expanding geographic markets provides a good opportunity to extend existing customer bases and increase revenue, breaking into a new market can prove difficult. There are obstacles to successfully entering new geographic markets, including limited market knowledge and relationships, little brand awareness, and no established presence or regional client references. We anticipate that initial penetration will be slow but will accelerate over time. We cannot accurately predict the time required to build customer relationships and the rate at which new market penetration can be accomplished.

To support the expansion process we plan to hire additional sales personnel to help penetrate new geographic regions, which could represent a $200,000 to $300,000 investment. While management believes this is a prudent investment, there may be an initial short-term negative impact on earnings. Due to the length of our typical software sales closing cycle, six to twelve months, coupled with the obstacles to market penetration discussed above, we cannot predict how long it will take for us to recover these costs.

We may not be able to manage our future growth efficiently or profitably. Increased demands on our human resources and infrastructure due to planned expansion, if not accompanied by increases in revenues, could negatively impact our profitability.

We have experienced significant personnel and infrastructure growth since our inception, and are continuing this expansion to address potential market opportunities. For example, we are expanding the size of our outside and inside sales staff, strengthening our telesales department and increasing our marketing and product development efforts to support a broader geographic reach and expanded product offerings. If these increases in personnel do not produce the intended growth in revenues, there can be no assurance that we will maintain profitability. Additionally, an increase in revenues will result in increased demands on our maintenance and support services professionals in order to maintain service quality. If we are unable to address sufficiently these additional demands on our personnel, operations, systems, procedures and resources, our profitability and growth might suffer.

In conjunction with the addition of a telesales department, we established a call center to broaden our support offerings for technology hardware sold, including IP telephony products. Establishment of the call center required a large up-front investment. We hope that having an established call center dedicated to the support of technology products sold will facilitate an increase in sales of service contracts in connection with equipment sales and in turn, increase our sales revenue. Additionally, we hope that the establishment of a centralized call center will increase our efficiency in responding to customer service issues by increasing the amount of support provided remotely, improving response time, and reducing the need to divert engineers in the field from other projects. Failure to realize increased sales revenues and increased efficiency, combined with the cost to establish a call center, would have a negative impact on our profitability.

Because competition for highly qualified personnel is intense, we may not be able to attract and retain the employees we need to support our planned growth.

To execute our plans for continuing growth, we will need to increase the size, and maintain the quality of, our sales force, software development staff and our professional services organization. To meet our objectives, we must attract and retain highly qualified personnel with specialized skill sets focused on the educational and local government market. Competition for qualified personnel can be intense, and we might not be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to nonprofit organizations is limited overall and specifically in Easley, South Carolina, where our principal office is located. Our ability to maintain and expand our sales, product development and professional services teams will depend on our ability to recruit, train and retain top quality people with advanced skills who understand selling to, and the specific needs of, educational institutions and local governments. For these reasons, we have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales and services personnel to become productive, particularly with respect to obtaining and supporting major customer accounts. In particular, we plan to continue to increase the number of services personnel to attempt to meet the needs of our customers and potential new customers. In addition to hiring services personnel to meet our needs, we might also engage additional third-party consultants as contractors, which could have a negative impact on our earnings. If we are unable to hire or retain qualified personnel, if newly hired personnel fail to develop the necessary skills or if they reach productivity slower than anticipated, it would be more difficult for us to sell our products and services. As a result, we could experience a shortfall in revenue or earnings, and not achieve our planned growth.

As a result of the relatively low margins associated with the sale of hardware, our technology solutions segment produces substantially lower gross margins than our software applications segment. Our overall gross profit margin may be adversely affected if revenues of our technology solutions segment rise as a percentage of total revenues. In turn, this could result in reduced net income.

For the fiscal years ended December 31, 2006 and 2005, our software applications segment reported gross margins of 53.1% and 57.1%, respectively. In contrast, our technology solutions segment for such periods reported gross margins of 15.8% and 20.8%. Accordingly, an increase in hardware and related sales in our technology solutions segment relative to software revenues in our software applications segment could harm our overall gross margin. A shift in our product mix toward lower margin products would adversely affect our overall profitability if increases in volume of lower margin products did not offset the effect of changes in product mix. A decline in margins may also be received negatively by investors. Since establishing our technology solutions business in 1999, we have seen a continual increase in the amount of hardware we have been able to sell. Hardware pricing is highly competitive and product life-cycles can be short. We have recently been able to benefit from identifying, selling and implementing new products (for example, IP telephony and classroom learning tools) with higher margins as a result of selling such products before what we believe to be the midpoint of their life-cycles. As market penetration and competition increase for these products, margins and sales of these products may decline. As current hardware based products mature, there can be no assurance that we will identify new products with equal margins or opportunities for greater volume to replace existing products.

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

Our success depends on our ability to respond quickly to changing technology. We believe that we must develop new software programs and services utilizing modern technology in order to maintain our competitive position and profitability.

The market for our products and services is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can cause customers to delay their purchasing decisions and render existing products obsolete and unmarketable. The life cycles of our software products are difficult to estimate. As a result, our future success will depend, in part, upon our ability to continue to enhance existing products and to develop and introduce in a timely manner new products with technological developments that satisfy customer requirements and achieve market acceptance. We may not be able to successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. In addition, products, capabilities or technologies developed by others could render our products or technologies obsolete or noncompetitive or shorten product life cycles. If we are unable to develop on a timely and cost-effective basis new software products or enhancements to existing products, or if new products or enhancements do not achieve market acceptance, we may not be able to compete effectively or maintain or grow our revenues.

Software development is inherently complex, particularly development for multi-platform environments. In addition, our customers demand broad functionality and performance. As a result, major new product enhancements and new products can require long development and testing periods before they are released commercially. We have on occasion experienced delays in the scheduled introduction of new and enhanced products, and future delays could increase costs and delay revenues.

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

Advances in technology can require retraining and additional certifications for existing personnel or hiring of more qualified personnel. The most significant portion of our investment in software development is related to labor. If our personnel are unable to keep up with changing technologies or we are unable to attract, hire, and retain personnel having the qualifications needed to engineer, manage and implement technological advances, our competitive position may erode. Erosion of our competitive position could have an adverse effect on our revenues and profitability.

If the security of our software is breached, we could suffer significant costs and damage to our reputation.

Fundamental to the use of our products is the secure collection, storage and transmission of confidential information. Third parties may attempt to breach our security or that of our customers and their databases. We may be liable to our customers for any breach in such security, and any breach could harm our customers, our business and our reputation. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation, our business and our operating results. Also, computers, including those that utilize our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Such disruptions could lead to interruptions, delays or loss of data and we may be required to expend significant capital and other resources to protect further against security breaches or to rectify problems caused by any security breach.

Future acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and strain our resources.

One significant reason for our entering into the merger and recapitalization transaction in February 2005 was to allow us to access public capital markets as a source of funding to permit us to grow through acquisitions. In addition, the merger transaction facilitated the sale of warrants, the exercise of which (absent a cashless exercise) represents a significant potential source of capital. Our markets are occupied by a number of competitors, many substantially larger than we, and with significantly greater geographic reach. We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies of scale. We may also utilize acquisitions to, whenever appropriate, expand our technological capabilities and product offerings.

While we may use a portion of any cash proceeds generated by operations or obtained from capital sources to pay down debt on an interim basis, we intend to use any remaining proceeds or availability from a debt related pay down to fund acquisitions. Additionally, we have engaged consultants to assist us with acquisitions, including identifying potential acquisition opportunities. Pursuant to this strategic plan, we intend to acquire companies, products, services and/or technologies that we feel could complement or expand our existing business operations, augment our market coverage, enhance our technical capabilities, provide us with important customer contacts or otherwise offer growth opportunities. Acquisitions and investments involve numerous risks, including:

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

Acquisitions also frequently result in recording of goodwill and other intangible assets. These intangible assets are subject to potential impairments in the future as well as allocations, including write-ups to depreciable assets, that could negatively impact our future operating results. In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders could be diluted. Such dilution could in turn affect the market price of our stock. Moreover, financing an acquisition with debt would result in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits. We may also incur costs in excess of what we anticipate.

There can be no assurance suitable acquisition candidates will be available of sufficient size or in sufficient numbers, that we will be able to procure adequate financing, or that we will be able to successfully purchase or profitably manage acquired companies. We can give no assurance that future acquisitions will further the successful implementation of our overall strategy or that acquisitions ultimately will produce returns that justify the investment. In addition, we may compete for acquisitions and expansion opportunities with companies that have significantly greater resources than we do.

We continue to seek out and hold preliminary discussions with various acquisition candidates. However, except for McAleer, consummated January 2, 2007, we have not entered into agreements or understandings for any acquisition which management deems material.

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

If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional equity or obtain other financing. We may not be able to obtain sufficient additional financing, if required, in amounts or on terms acceptable to us, or at all.

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

Enforcement of the implied licenses on our software would be primarily based on copyright infringement grounds and/or on common law principles pertaining to implied licenses. Proving a breach of contract relating to a violation of an implied license may be difficult. Violations of copyrights on our software could include, among other things, unauthorized copies of the software being made, unauthorized distribution of our software, and unauthorized derivative works being made of our software (such as by reverse engineering). While each of the foregoing rights are held by a copyright owner, copyright infringement may be difficult to prove, whereas a violation of an express license may be more readily provable and may provide additional rights and remedies than available through copyright protection. Therefore, we may have to expend significant time and financial resources should the need arise to enforce an implied license or copyright.

Claims that we infringe upon third parties’ intellectual property rights could be costly to defend or settle.

Litigation regarding intellectual property rights is not unusual in the software industry. We expect that software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties may nevertheless bring claims of infringement against us. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling and/or servicing our software. Our business, results of operations and financial condition could be harmed if any of these events occurred.

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

A significant portion of our revenues stems from sales to schools receiving funding through the E-Rate Program. A loss of such funding could have a material adverse impact on our revenues and financial condition.

We participate in the E-Rate Program, a government program providing funding for telecommunications, internet access and internal connections for schools that have a very high free and reduced lunch rate count. Schools and school districts that have developed an approved technology plan may receive funds to implement the plan. Service providers may sell to such schools and districts through an open and competitive bidding process. We have received funding through the E-Rate program since 2001, routinely representing 10% to 25% of our total revenues. The Schools and Libraries Division of the Universal Service Administrative Company, which administers the program, may conduct audits with respect to previous funding years. If the Schools and Libraries Division were to find that either we or the school to which we have made sales did not comply with the rules and regulations of the program, previous funding may have to be repaid and we could be barred from future bidding under the program. To date, we have not had to repay any money received in connection with the program, nor have we been cited for any material violation of program guidelines.

We received a subpoena from the United States Department of Justice on April 27, 2005, requesting our production of documents relating to the E-Rate Program. It is our understanding that similar inquiries have been directed to numerous other companies associated with the program. The Company has complied with all requests for information associated with the subpoena. No allegations concerning impropriety by the Company have been made. Although we do not believe that the investigation will impact our participation in the E-Rate Program, we can give no such assurances.

The requirements of being a public company, particularly the requirement to report financial results publicly and on a quarterly basis and compliance requirements under Sarbanes-Oxley, will increase our administrative costs and may reduce our profitability in future periods in comparison to our reported historical results of operations. These requirements may also distract management from business operations.

As a public company, we are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting.

Prior to February 11, 2005, we were a public shell with virtually no operations and had limited staff with highly technical accounting and public reporting expertise. We also had no requirement to report earnings quarterly or to any external persons or entities. In the first quarter of 2005, we entered into a complex merger and began public reporting of significant operations. Considerable additional effort is required to maintain and improve the effectiveness of disclosure controls and procedures and internal controls over financial reporting to meet the demands of a public reporting environment. Particularly, substantial additional resources are required in light of Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting beginning with our fiscal 2007 Annual Report on Form 10-KSB and our independent registered public accounting firm’s audit of that assessment beginning with our fiscal 2008 Annual Report on Form 10-KSB. These requirements have made it necessary for us to hire additional and more technical personnel and engage external resources. Public company requirements have increased our administrative costs and may reduce our profitability in future periods in comparison to our reported historical results.

Significant management oversight will also be necessary in light of these requirements. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our inability to attract and retain qualified personnel to adequately manage the implementation of these requirements in a timely fashion might adversely impact our compliance with Section 404. Any failure to comply with Section 404 as required may harm our financial position, reduce investor confidence, cause a decline in the market price for our common stock and subject us to costly litigation.

Failure to comply with certain standards has resulted in a conclusion there is a significant deficiency in our internal controls over financial reporting, and management may be unable to declare its controls over financial reporting effective until its implementation of the Sarbanes-Oxley Act which it anticipates completing in fiscal year 2007.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the SEC, including, without limitation, those controls and procedures designed to insure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our chief executive officer and chief financial officer evaluate the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15e and 15d-15e under the Exchange Act) as of the end of each quarter. Based on such evaluations, these officers and the audit committee of our board of directors concluded that our disclosure controls and procedures have not been effective, and that certain weaknesses in our internal controls over financial reporting have existed, as described in the following paragraphs.

In March 2005, the Public Company Accounting Oversight Board, or “PCAOB,” defined a “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected, or that a company will be unable to comply with laws and regulations, which includes the timely filing of required reports with the SEC. Based upon evaluation under this standard, our chief executive officer and chief financial officer concluded that, as of the end of the June 30, 2005 period, the Company’s disclosure controls and procedures were ineffective due to a significant deficiency in our internal controls over the application of existing accounting principles to new public reporting disclosures and particularly related to the application of generally accepted accounting principles to new transactions. The significant deficiency in our controls related to financial reporting was determined to exist on August 16, 2005. At that time, the chief financial officer in consultation with the chief executive officer and the audit committee of the board of directors determined that the Company still lacked sufficient internal resources to ensure compliance with new emerging issues, or to fully review its compliance in all areas of financial disclosure on a timely basis. Prior to February 11, 2005, we were a public shell with virtually no operations and had limited need for staff with highly technical accounting and public reporting expertise. In addition, our predecessor, CSI – South Carolina, was a private company and likewise had no need for staff with technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and resumed public reporting of significant operations. It was not until May 6, 2005 that we hired a chief financial officer with prior public reporting experience who is accustomed to dealing with more complex accounting matters. As a result, we were unable to file without utilizing extensions and, as previously disclosed, had to amend certain of our financial reports for 2004 and 2005.

As discussed above, we maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. On September 12, 2006, the audit committee of our board of directors, in consultation with our chief financial officer and chief executive officer, concluded that the previously issued financial statements contained in our quarterly report on Form 10-QSB for the quarter and six months ended June 30, 2006 should not be relied upon due to an isolated error in a transactional report which was used to accrue sales and the associated costs of goods sold in June of 2006. The error went undetected despite indiscriminate sample testing of the report calculations during the review process, and corroborative inquiry as to the validity of related operational activity. To mitigate the risk of a similar error occurring in the future, we have implemented a policy to increase report testing including random sampling and a more detailed review of all large dollar amounts. The error was identified, albeit subsequent to the filing of the second quarter Form 10-QSB, due to recent improvements surrounding the reporting process which were proposed by our chief financial officer and board of directors based on their experience with reporting in other companies. These changes in reporting, although primarily operationally driven, also relate to our continued focus on internal controls.

As a result of the error identified through our review, we restated our financial statements as of and for the three and six months ended June 30, 2006, as set forth in our Form 10-QSB/A filed on October 30, 2006, in order to correct the error in the period in which it originated. The decision to restate was made with the concurrence of Elliott Davis, LLC, our independent registered public accounting firm.

We determined that the deficiencies mentioned above would be addressed both through the hiring or engaging of additional resources and implementation of the Sarbanes-Oxley Act requirements. We believe that the implementation could result in identification of additional areas where we may need technical resources. During 2006, we hired additional personnel with public reporting and accounting experience and engaged outside technical resources. We have been implementing recommendations throughout this effort. However, we expect that we will continue to identify potential improvements in controls during the remaining stages of implementing the requirements of Sarbanes-Oxley. Further, we are unsure of whether we will be able to entirely eliminate any possibility of a significant deficiency. Given the increasing number and complexity of pronouncements, emerging issues and releases, we expect there will always be some risk related to financial disclosures. We anticipate that such risks will be mitigated following full implementation of the Sarbanes-Oxley Act requirements, which we anticipate to be completed in 2007, except as to the requirement that our auditor attest to management’s assessment regarding internal controls over financial reporting, with which we must comply beginning with our December 31, 2008 annual report.

We may discover and report additional weaknesses in our internal controls. Reporting deficiencies could harm our financial position, reduce investor confidence, cause a decline in the market price for our common stock and subject us to costly litigation.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our results of operations could be misstated and our reputation may be harmed. Historically, we may not have maintained a system of internal controls that was adequate for a public company, and in preparing the financial statements included in this prospectus we placed only limited reliance on our historical internal control structure. This limited reliance is not sufficient to meet the standards under Section 404 of the Sarbanes-Oxley Act, with which we must comply beginning with our fiscal 2007 Annual Report on Form 10-KSB (except as to the requirement that our auditor attest to management’s assessment regarding internal control over financial reporting, with which we must comply beginning with our December 31, 2008 annual report). We have undertaken the task of documenting our controls in preparation for the additional review, evaluation and testing requirements under Section 404 under the direction of our CFO, who has prior experience in this area. In addition to hiring additional staff with experience in this area, we have also engaged external resources to assist with our documentation, implementation and testing of internal control and financial reporting control requirements under the Sarbanes-Oxley Act.

While continuous improvements in internal controls will be made in 2007 either separately or in connection with the implementation of the Sarbanes-Oxley Act, we expect, with an increase in staff and the work of external resources, that we will receive and identify additional suggestions for improvement in controls and will implement recommendations throughout the process. In this process we may identify and be required to report deficiencies in our internal controls that individually or collectively constitute material weaknesses.

The PCAOB has defined a material weakness as a “significant control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” A material weakness does not necessarily mean that a material misstatement has occurred or will occur, but that it could occur.

We are unsure we will be able to mitigate the possibility of significant deficiencies, including those that would constitute material weaknesses until we have completed the Sarbanes-Oxley Act implementation process. Even so, we cannot assure you that the measures we have taken to date or further measures will ensure that we will be able to implement and maintain adequate controls over our financial processes and reporting to prevent any failure or deficiency. Any deficiencies or failures in internal controls or reporting of deficiencies or failures could harm the financial position of our business, reduce investor confidence, cause a decline in the market price for our common stock, and subject us to costly litigation.

Our management has limited experience in managing a public company, which could hamper our ability to function effectively as a public company.

Our management team has historically operated our business as a privately-owned corporation. Except for our CFO, hired May 6, 2005, the individuals who now constitute our senior management did not have experience managing a publicly-traded company prior to our reverse merger. In particular, management is inexperienced in utilizing sophisticated forecasting or long term historical analysis of data that may be used for projecting future operating and financial results with a significant degree of consistency and accuracy. Due to the limited number of our personnel with experience with publicly-traded companies, any unexpected departure of our CFO could result in our inability to comply fully with accounting pronouncements and public filing requirements on a timely basis. If we are unable to comply, our financial condition could be adversely affected.

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

We may not be able to repay both our bank credit facility which matures in May 2007 and our subordinated notes which matured in May 2006 and are currently in default. Any failure to repay or secure a renewal or refinancing of the bank credit facility, and to obtain the continued cooperation of the holders or a restructuring of the subordinated notes, could have a material adverse effect on our liquidity position and our ability to fund operations.

On January 2, 2007, we entered into agreements with RBC Centura Bank modifying our credit facilities. Specifically, availability under our revolving facility was increased from $3.5 million to $5.5 million, and our equipment facility was increased from $400,000 to $800,000. The maturity date for the revolving facility is May 30, 2007, and the equipment note matures January 1, 2010. The primary purpose of the modifications was to increase the amount of our credit facilities to provide for expanding working capital and other credit needs, including funding our acquisition of substantially all of the business operations of McAleer. The modifications also memorialized certain previously granted waivers to the restrictive covenants and requirements contained in our agreements with the bank. The bank granted waivers permitting us to enter into the acquisition of McAleer, including the use of bank credit facility advances to fund such acquisition, and our incurring mortgage indebtedness to McAleer as a part of the purchase of McAleer’s real estate. The bank also waived any cross-default relating to the subordinated notes payable to certain stockholders, which we did not repay at their May 2006 maturity.

Although we possessed adequate availability on the May 10, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable.

Our subordinated noteholders have cooperated with us in the deferral of payment on the subordinated notes. We have paid interest at a default rate of 15%, and as of December 31, 2006 were current with such payments. We anticipate the continued cooperation of the noteholders and the ultimate successful negotiation of a maturity date extension or other restructuring of our subordinated debt with the holders. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, we can give no assurance that we will be able to successfully restructure, extend or refund the subordinated notes, and that the noteholders will continue to cooperate. The notes are subordinated to our senior bank debt, and we believe the ability of the noteholders to have direct recourse against us is limited. However, we can give no assurances as to what adverse collection actions the subordinated noteholders might take, and the impact such actions and default might otherwise have on our other creditors and our financial condition. We do not anticipate any of the noteholders taking any action detrimental to us. It should be noted that five of the subordinated noteholders are currently significant stockholders of the Company, and four of these are executive officers. The sixth noteholder, Barron, holds all of our preferred stock.

We anticipate renewing the bank credit facility prior to its expiration date in May 2007. We do not believe that cash flow from operations will be sufficient to repay the facility at maturity and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that our existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. Further, any failure to resolve our default under or otherwise restructure the subordinated notes, or to maintain the cooperation of the holders of such notes, could negatively impact our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

We depend on key management and may not be able to retain those executives or recruit additional qualified personnel.

We believe that our future success will be due, in part, to the continued services of our senior management team. This team historically has been and we anticipate for the foreseeable future will continue to be relatively small. Our company was built by the five former shareholders of CSI – South Carolina who were largely responsible for our growth over the past 15 years. All of these founders of the Company now serve as our executive officers, with the exception of our former interim CFO, Joe G. Black, now retired. Each of the remaining four CSI – South Carolina founders have garnered significant technical expertise in both our products and the requirements of our client base. They have also developed relationships with our clients that we believe are valuable. They have been responsible for the technical development of our products and solutions and the creation of our business strategy. Because we are now a public company, we must also retain a chief financial officer with requisite technical expertise to handle the requirements of public company reporting and compliance. Our ability to implement our business plan is dependent on the retention of these executives who have specific, differentiated skills, as well as key management of businesses we acquire. Losing the services of one or more members of our management team could adversely affect our business and expansion plans.

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

Our quarterly revenue and results of operations are difficult to forecast. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful and that such comparisons might not be accurate indicators of future performance. The reasons for these fluctuations include but are not limited to:

•	the amount and timing of sales of our software, including the relatively long sales cycles associated with many of our large software sales;

•	budget and spending decisions by our customers;

•	market acceptance of new products we release;

•	the amount and timing of operating costs related to the expansion of our business, operations and infrastructure;

•	changes in our pricing policies or our competitors’ pricing policies;

•	seasonality in our revenue;

•	general economic conditions; and

•	costs related to acquisitions of technologies or businesses.

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

Our common stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board. As of the date of this report, only approximately 671,032 shares were available for trading in the over-the-counter market. As a result, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions and the lack of coverage by security analysts and the news media of our company.

In addition, because our stock is quoted on the OTC Bulletin Board, our common stock is subject to certain rules and regulations relating to a “penny stock.” A “penny stock” is generally defined as any equity security that has a price of less than $5 per share and that is not listed or approved for listing on a national securities exchange or an automated quotation system sponsored by a registered national securities exchange. Being a penny stock generally means that any broker who wants to trade in our shares (other than with established customers and certain institutional investors) must comply with certain “sales practice requirements,” including delivery to the prospective purchaser of the penny stock a disclosure statement describing the penny stock market and associated risks. In addition, broker/dealers must take certain steps prior to selling a penny stock, which steps include:

•	obtaining financial and investment information from the investor;

•	obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

•	providing the investor a written identification of the shares being offering and the quantity of the shares.

If these penny stock rules are not followed by the broker/dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules makes it more difficult for broker/dealers to sell our common stock, and as a practical matter, these requirements may mean that brokers will be less likely to make recommendations on our shares to their general customers. As a result, for as long as our common stock is quoted on the OTC Bulletin Board and subject to the penny stock rules, our stockholders may have difficulty selling their shares in the secondary trading market. In addition, prices per share of our common stock may be lower than might otherwise prevail if our common stock were quoted on the Nasdaq Stock Market or traded on a national securities exchange, such as the New York Stock Exchange or the American Stock Exchange. This lack of liquidity may also make it more difficult to raise capital in the future through the sale of equity securities.

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

•	our common stock continuing to be thinly traded, with the result that relatively small sale transactions have a market impact out of proportion to their magnitude;

•

lack of awareness of CSI by a reasonable quantity of investors, coupled with bargain based bidding by a limited number of investors, and conversely increasing awareness of CSI resulting in higher demand;

•	changes in our pricing policies or the pricing policies of our customers;

•	changes in the estimation of the future size and growth of our market; or

•	departures of or changes in key personnel.

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

The sale of common stock under our registration statement could encourage short sales by third parties.

If a significant number of shares are sold pursuant to our registration statement, the effect may be downward price pressure on shares of our common stock. Falling share prices may encourage short sales of our common stock, which may exacerbate the downward price pressure.

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

The raising of additional capital in the future may dilute your ownership in our company.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	refund our subordinated notes, which totaled $2,250,400 at December 31, 2006, or other indebtedness;

•	provide additional working capital to support revenue growth;

•	develop new services and products; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute your ownership percentage in our company.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

We have a total of 40,000,000 authorized shares of common stock, of which 3,528,600 shares were issued and outstanding as of March 16, 2007. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. Of our 40,000,000 authorized shares, we had reserved for issuance as of March 16, 2007 14,162,472 shares of common stock relating to outstanding warrants, options and convertible preferred stock. An additional 437,756 shares of our common stock were reserved for issuance under our 2005 Incentive Compensation Plan as of such date. Also, we anticipate that we may issue common stock in acquisitions we anticipate making pursuant to our business strategy. Any issuances relating to the foregoing would dilute your percentage ownership interests, which would have the effect of reducing your influence on matters on which our stockholders vote. They might also dilute the tangible book value per share of our common stock. In addition, the Series A Convertible Preferred stockholder and the five former shareholders of CSI – South Carolina have the right, so long as any of the Series A Convertible Preferred stock is still outstanding, to participate in any “funding” by the Company (including a sale of common stock) on a pro rata basis at 80% of the offering price, which right if exercised might dilute our net tangible book value per share. Further, Barron has the right under certain circumstances to effect a cashless exercise of the warrants, which would dilute the tangible book value per share of our common stock.

Because we intend to retain any earnings to finance the development of our business, we may never pay cash dividends. Furthermore, the terms of the Series A Convertible Preferred Stock prohibit the payment of cash dividends. Agreements with our bank lender contain significant restrictions on cash dividends.

We have not paid cash dividends, except for the one-time cash dividend paid by CSI – South Carolina, our predecessor, prior to the February 2005 merger and sale of preferred stock. Pursuant to the Preferred Stock Purchase Agreement, no dividends may be paid on our common stock while any Series A Convertible Preferred Stock is outstanding. Also, our agreements with our bank lender prohibit any dividend which would, upon payment, result in a default under our financial covenants. Regardless of these restrictions, we do not anticipate paying cash dividends on our common stock in the foreseeable future, but instead intend to retain any earnings to finance the development of our business.

Availability of significant amounts of common stock for sale in the future, or the perception that such sales could occur, could cause the market price of our common stock to drop.

A substantial number of shares of our common stock may be issued and subsequently sold upon the exercise of the two common stock warrants and the conversion of Series A Convertible Preferred Stock held by Barron. Of the 14,435,472 shares originally issuable under the preferred stock and warrants, 14,162,472 shares remained to be issued as of March 16, 2007. In addition, the five former shareholders of CSI – South Carolina, four of whom are officers of the Company, held on such date 2,526,905 shares of common stock, which have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and are accordingly subject to the resale restrictions under such Act and Rule 144 thereunder. Outside directors also held 187,510 shares issued pursuant to our 2005 Incentive Compensation Plan, which are registered for sale under the Securities Act pursuant to a Form S-8 registration statement. Under the Preferred Stock Purchase Agreement with Barron, shares held by insiders of the Company may not be sold until February 10, 2007. There were also outstanding non-executive employee options to purchase approximately 306,773 shares of our common stock on March 16, 2007, and consultants held 404,734 shares, 60,000 of which are unregistered restricted shares. Additionally, at March 16, 2007, there remained 437,756 shares of common stock which could be issued under our 2005 Incentive Compensation Plan. The sale of any or all of these shares could have an adverse impact on the price of our common stock, as could the sale or issuance of additional shares of common stock in the future in connection with acquisitions or otherwise.

The number of shares which may be sold by Barron is relatively large compared to the number of shares held by our management and our non-affiliated public shareholders. If one or more investors purchased a large number of shares from Barron, they may be able to effect a change of control of the Company.

As of March 16, 2007, our executive officers and directors held 2,714,415 shares of our outstanding common stock, representing approximately 76.9% of the total number of shares outstanding. Barron may sell up to 14,435,472 shares of common stock (of which, as of the date of this report, 14,162,472 shares remain to be sold). Barron is prohibited from beneficially owning greater than 4.9% of our shares (except under limited circumstances involving significant acquisition transactions). However, an investor could acquire a significant number of shares in or subsequent to this offering and effect a change in control of us, including replacing our current management. Such an event might generate uncertainty and a loss of investor confidence.

Insiders currently hold a significant percentage of our stock and could limit your ability to influence the outcome of key transactions, including a change of control, which could adversely affect the market price of our stock.

As of March 16, 2007, approximately 71.6% or 2,526,905 shares of our common stock were held by the former CSI – South Carolina shareholders, four of whom are currently executive officers. Outside directors held 187,510 shares. Non-executive officer employees of the Company also held options to purchase approximately 306,773 shares. All of these shareholdings have the potential of solidifying control of the Company with insiders, and would likely limit the ability of any minority stockholders to influence the outcome of key decisions, including elections of directors.

Item 2.	De scription of Property.

We lease our headquarters offices from Chuck Yeager Real Estate under the terms of a lease dated November 30, 2005. The facility consists of a 32,163 square foot suite in a commercial building located at 900 East Main Street, Suite T, Easley, South Carolina 29640. Approximately 24,500 square feet are utilized for offices, with the remainder being warehouse space. We intend to convert the warehouse space into offices over time as needed. The facility has room for significant additional growth into other suites should we require additional space and the suites become available. The space is leased for five years from the April 2006 initial occupancy at an initial rate of $11,224 per month for the first two years. The lease escalates in years three, four and five to $11,640, $12,057 and $12,265 per month, respectively, with the anticipated conversion to office space assumed under the lease terms. The office space is leased for $4.50 per square foot, and the space initially used for warehousing begins at $2 per square foot and escalates to $4.50 over the initial five year lease term. There are two five year options to renew, the first at $5.75 per square foot, and the second at an additional 5% or the percentage rate of lessee’s pro rata share of increased building operating expenses if greater.

As a part of our acquisition of substantially all the assets of McAleer on January 2, 2007, we acquired an approximately 7,200 square foot commercial building in Mobile, Alabama, appraised at $540,000. The building houses the offices from which we will continue to serve the McAleer customers for the foreseeable future. This property is subject to a mortgage securing our promissory note to pay $486,000 to our bank lender. In addition, and prior to the acquisition, McAleer was leasing property adjacent to the commercial building pursuant to an oral lease, on a month-to-month basis. This adjacent property is approximately 1,800-2,000 square feet. The monthly rental for this property is $1,200. We will continue to lease and utilize this property for the foreseeable future.

Prior to our possession of Suite T at 900 East Main in April 2006 and the acquisition of McAleer, we leased our headquarters as two adjacent facilities in Easley, South Carolina. The main office, located at 1661 East Main Street, Easley, South Carolina 29640, was leased from Joe G. Black, our former interim Chief Financial Officer for $2,800 per month. The facility was leased on a month to month basis. The adjacent facility, located at 1651 and 1653 East Main Street, was leased from Griffin Properties at a rate of $1,854 per month. The lease expired on April 10, 2006 and was not renewed. We also leased two additional suites at 900 East Main Street, Suites L & M, Easley, South Carolina 29640 from Chuck Yeager Real Estate at a rate of $1,033 per month. By their terms, the leases expired on September 19, 2006. However, the parties agreed to terminate the leases earlier, in April 2006, in connection with our possession of the larger space in Suite T.

We believe the leasing arrangement with Mr. Black was competitive with similar leasing arrangements in the Easley, South Carolina area. On a square foot basis, the cost of our lease with Mr. Black was $7 per square foot. This cost is within the range of our market, which runs from approximately $4 per square foot for older buildings to approximately $12 per square foot or more for newly constructed space, before the cost of upfitting.

All of our properties are in good condition. We do not own or lease any additional facilities. However, we do maintain addresses in North Carolina and Georgia through a public image package from Office Suites Plus. The North Carolina address is 6047 Tyvola Glen Circle, Charlotte, North Carolina 28217, and the monthly charge is $144. The Georgia address is 3235 Satellite Boulevard, Building 400, Suite 300, Duluth, Georgia 30096 and the monthly charge is $129.

Item 3.	Legal Pro ceedings.

United States Department of Justice Subpoena

We received a subpoena from the United States Department of Justice on April 27, 2005, requesting our production of documents relating to the E-Rate Program. It is our understanding that similar inquiries have been directed to numerous other companies associated with the program. The Company has complied with all requests for information associated with the subpoena. No allegations concerning impropriety by the Company have been made. Although we do not believe that the investigation will impact our participation in the E-Rate Program, we can give no such assurances.

Item 4.	S ubmission of Matters to a Vote of Security Holders.

Not applicable.

PAR T II

Item 5.	Market f or Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is traded in the over the counter market and is quoted on the OTC Bulletin Board. The high and low bids for each quarter of 2005 and 2006 and 2007 through March 16, 2007 are set forth in the chart below. The source of this information is the Finance page of www.yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Range of Common Stock Prices ($)

	High	Low
2005
1st Quarter	$7.00	$0.80	(1)
2nd Quarter	4.01	1.25
3rd Quarter	2.25	1.25
4th Quarter	3.00	1.31
2006
1st Quarter	3.00	2.10
2nd Quarter	2.75	1.10
3rd Quarter	1.80	0.75
4th Quarter	1.10	0.80
2007
1st Quarter (through March 16, 2007)	0.93	0.82

(1)	Quote reflects prices of VerticalBuyer prior to the merger with CSI – South Carolina on February 11, 2005, adjusted for the 40 to 1 stock split effected on that date.

Source: http://finance.yahoo.com.

As of March 17, 2007, there were 3,528,600 shares of common stock outstanding and approximately 119 stockholders of record, and 6,944,736 shares of Series A Convertible Preferred Stock outstanding with one preferred stockholder of record. Of the total number of shares of common stock outstanding, 2,714,415 shares were held by the five former shareholders of CSI – South Carolina and directors, and approximately 671,032 shares were available for trading in the over-the-counter market. Such amounts represented 76.9% and 19.0%, respectively, of the total amount of outstanding common stock of the Company.

We have paid no cash dividends during the past two fiscal years, except for the dividends payable by CSI – South Carolina in February 2005 relating to the reverse merger. For a discussion of the merger related dividends, see “Item 1. Description of Business—E. The Merger and Recapitalization.”

No dividends may be paid with respect to the Series A Convertible Preferred Stock and, pursuant to the Preferred Stock Purchase Agreement, no dividends may be paid on our common stock while any Series A Convertible Preferred Stock is outstanding. Also, our agreements with our bank lender prohibit any dividend which would, upon payment, result in a default under our financial covenants. Furthermore, even if these dividend restrictions were to be no longer effective, we have no plans to pay dividends in the foreseeable future. Instead, we intend to retain the earnings of our business for working capital and other investments in order to fund future growth.

The Equity Compensation Plan information as of December 31, 2006 is incorporated by reference to Item 11 of this Annual Report on Form 10-KSB.

Unregistered Sales of Equity Securities

On the following dates, Barron Partners LP converted shares of our Series A Convertible Preferred Stock in the following amounts into a like number of shares of our common stock: February 14, 2006, 130,000 shares; April 10, 2006, 75,000 shares; and February 8, 2007, 68,000 shares. All of the conversion transactions were effectuated pursuant to an exemption from registration under the Securities Act of 1933 as amended, pursuant to Section 3(a)(9) of such act.

Item 6.	Man agement’s Discussion and Analysis or Plan of Operation.

A. Introduction

Unless the context requires otherwise, (1) “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the consolidated combined business of Computer Software Innovations, Inc., a Delaware corporation formerly known as VerticalBuyer, Inc., and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation; (2) “VerticalBuyer” refers to the Company prior to its merger with CSI—South Carolina on February 11, 2005; and (3) “CSI – South Carolina” refers to Computer Software Innovations, Inc., a South Carolina corporation, prior to the merger.

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

We also provide standards based lesson planning software that allows education professionals to create, monitor and document lesson plans and their compliance with a state’s curriculum standards.

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

By strategically combining the sale of our fund accounting software with our ability to integrate computers and other hardware, we have been successful in providing a variety of technological solutions to over 400 clients located primarily in South Carolina, North Carolina and Georgia. Our long term strategy is to pursue a national presence, with our primary, initial focus on the southeastern region of the United States.

On January 2, 2007, we acquired the operations, in an asset purchase acquisition, of McAleer Computer Associates, Inc. (“McAleer”) based in Mobile, Alabama. The acquisition of McAleer expands and strengthens CSI’s current operations with the addition of an office in Mobile, Alabama, from which CSI will be able to deliver expanded software, technology and service offerings to a broader geographic area and the local government (city and county) markets. McAleer and the acquisition is discussed in more detail below under “—B. Subsequent Events—Acquisition of McAleer Computer Associates, Inc.”

The products and services previously offered by McAleer are now products and services of CSI. However, in order to differentiate, we will refer to the products and services offered by McAleer prior to the acquisition, and from which continued service and support will be offered from the Mobile, Alabama office subsequent to the acquisition, as “McAleer” products and services. All other products and services of CSI referred to are those offered by CSI prior to the acquisition of McAleer, and for which CSI continues to provide the development, support and services primarily out of its Easley, South Carolina headquarters.

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

By providing a client the ability to call one solution provider and circumvent the difficulties that often arise when dealing with multiple vendors, we believe we are able to achieve high long-term client satisfaction and a competitive advantage in the marketplace. Repeat business from our existing customer base has been key to our success and we expect it will continue to play a vital role in our growth. Over the past ten years we have retained more than 90% of our software customers. For more information on our strategy, see “Item 1. Description of Business—H. Strategy.”

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

Technology Solutions Segment

Our Technology solutions segment has a staff of certified engineers capable of providing a broad range of technology solutions to our client base, including, but not limited to:

•	Technology planning (developing plans to purchase or upgrade computers, telephone equipment, cabling and software);

•	Hardware/software installations;

•	Cabling (installation of wiring and wireless devices to link computer networks and telephones);

•	System integration (installation of computers and configuration of software to enable systems to communicate with and understand each other);

•	Wide area networking (linking a group of two or more computer systems over a large geographic area, usually by telephone lines or the internet);

•	Wireless networking (linking a group of two or more computer systems by radio waves);

•	IP telephony and IP surveillance (sending voice calls and surveillance across the internet using internet protocol (“IP”), a standard method for capturing information in packets);

•	Project management (overseeing installation of computers, telephone equipment, cabling and software);

•	Support and maintenance (using Novell, Microsoft, Cisco and Citrix certified engineers and other personnel to fix problems);

•	System monitoring (proactively monitoring computers and software to detect problems);

•	Education technologies, including distance learning and classroom learning tools such as interactive white boards.

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

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology solutions segment when compared to the Software applications segment. Margins for the Software applications segment were 53.1% for the 2006 fiscal year, while margins for the Technology solutions segment were 15.8% for the same period. Margins for the Software applications segment were 57.1% for the 2005 fiscal year, while margins for our Technology solutions segment were 20.8% for the same period.

We believe the combined efforts of our Technology solutions segment with that of our Software applications segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see the section entitled “— I. Financial Performance” below.

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

As previously disclosed, on January 2, 2007 we acquired the business operations of McAleer Computer Associates, Inc. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. McAleer and the acquisition transaction are discussed in more detail below under “—B. Subsequent Events—Acquisition of McAleer Computer Associates, Inc.”

We are unable to predict the nature, size or timing of any acquisition. We can give no assurance that we will reach agreement or procure the financial resources necessary to fund any acquisition, or that we will be able to successfully integrate or improve returns as a result of any such acquisition. We continue to pursue and enter into preliminary discussions with various acquisition candidates. However, following the McAleer acquisition, the Company has not entered into and is not subject to any agreements or understandings for any acquisitions which management deems material.

Our acquisition strategy is discussed in more detail under “Item 1. Description of Business—H. Strategy—Growth Through Acquisitions.”

B. Subsequent Events

Acquisition of McAleer Computer Associates, Inc.

On January 2, 2007, we consummated our previously announced acquisition of the business operations of McAleer. The transaction was structured as a purchase of substantially all of the assets of McAleer.

McAleer is the leading provider of fund accounting based financial management software, its major product, for the K-12 sector of the education market in the state of Alabama and has a presence in five other states. The acquisition expands our reach from our three primary state markets to an eight-state footprint in the southeast. We believe the acquisition constitutes a major move in implementing our strategy of geographic expansion, with the ultimate goal of achieving a national presence. We also believe McAleer has a strong management team and a reputation for delivering quality customer service from its location in Mobile, Alabama. We plan to utilize the existing McAleer staff to continue to service McAleer’s existing clients from the offices in Mobile. We anticipate that we will be able to capitalize on the new Mobile location by delivering expanded technology and service offerings to the broader geographic area and the local government (city and county) markets. In contrast to our strategy, McAleer has not historically focused on the local government market or provided as broad a range of technology solutions.

The total purchase price for the purchased assets was $4,050,000, of which $3,525,000 was paid in cash at closing. The balance of $525,000 was paid pursuant to a promissory note payable in twenty quarterly installments of principal in the amount of $26,250, plus interest in arrears at the LIBOR rate, beginning March 31, 2007. In February 2007, we refinanced the $525,000 note payable with $486,000 in proceeds from a new real estate note with our bank and a draw on our revolver for the remaining amount. The new note is payable monthly based on a 7.85% interest rate and a 15 year amortization with a balloon payment due at the end of year three. The original $525,000 note was and the new $486,000 note is secured by a first mortgage on the real property of McAleer conveyed in the acquisition, consisting of the office building located in Mobile, Alabama from which our Mobile personnel operate. We assumed no liabilities of McAleer, other than certain leases and obligations of McAleer under ongoing customer contracts.

Expenses for the acquisition are expected to consist of legal and professional fees, travel costs, stock compensation costs and various other expenses related to the acquisition transaction. We engaged an independent party to provide assistance with customary evaluations, analysis and allocation of the purchase price, which resulted in an allocation to goodwill. For the purposes of recording assets by segment, the acquired assets, including goodwill will be reported under the software applications segment. The Company expects all goodwill will be deductible for tax purposes, and has an indefinite life for book purposes. The Deferred tax liability arises from a difference in the agreed to price for the building asset (tax basis) and the purchase price allocation (book basis included in Property and equipment and based on appraisal). Research and development assets acquired in the purchase were not material.

The allocation of the purchase price is as follows:

Property and equipment	$615,000
Computer software	610,000
Goodwill	1,213,750
Intangible assets	1,645,000
Deferred tax liability	(33,750)

Total purchase price	$4,050,000

The detail of Computer software, other Intangible assets and Goodwill their useful lives are as follows:

Asset	Value	Effective Useful Life
Computer software	$610,000	4 years
Trade name	70,000	3 years
Covenants not-to-compete	75,000	5 years
Customer contracts and related relationships	1,500,000	20 years

Total	$2,255,000	13.3 years	*

Goodwill	$1,213,750	indefinite

*	weighted average

We estimate that the expenses incurred related to the acquisition will total approximately $250,000. A portion, yet to be determined, will be capitalized and allocated to goodwill. McAleer engaged Elliott Davis, LLC to audit McAleer’s financial statements for the years ended December 31, 2004, 2005 and 2006, and we agreed to reimburse McAleer for the cost of the audits.

We funded the acquisition in part with advances of approximately $2.2 million under our modified credit facilities with our bank. We also utilized approximately $1.3 million in cash from McAleer as, pursuant to the asset purchase agreement, service contract revenue with respect to 2007 for which cash was received by McAleer in 2006 prior to the closing was segregated for our account.

It is anticipated that McAleer will add additional revenues in excess of $5,000,000 to our software applications segment. McAleer is in the process of upgrading approximately 60% of its customers to the latest major release of the McAleer fund accounting system. These increases provide additional revenue due to the increased pricing structure to reflect the enhancements in the latest major release. Accordingly, while not estimable, we anticipate an ongoing improvement in our recurring revenues through this upgrade process.

Due to the increased depreciation and amortization of intangible assets based on the purchase price allocation, and financing costs of the transaction, it is not anticipated that McAleer will add a significant amount to earnings over the next year. However, it is anticipated the McAleer acquisition will be cash flow positive and the acquired operations will add more than $500,000 to the Company’s EBITDA and Adjusted EBITDA calculations. For more detailed information, see the pro forma financial information for the years ended December 31, 2005 and 2004 and for the interim nine-month period ended September 30, 2006, filed with the SEC as exhibits to our Form 8-K/A on March 16, 2007.

McAleer and the acquisition transaction is discussed in more detail under “Item 1. Description of Business—I. McAleer Acquisition,” and in Note 16 “Subsequent Events” to our financial statements dated December 31, 2006.

Modification of Bank Credit Facilities

On January 2, 2007, the Company and RBC Centura Bank entered into an amended and restated loan agreement. The amended loan agreement restated and amended various agreements between the Company and the bank. The primary purpose of the amended loan agreement was to increase the amount of the Company’s credit facilities to provide for its expanding working capital and other credit needs, including the funding of a substantial portion of the purchase price in the Company’s acquisition of McAleer. Specifically, the Company’s revolving facility was increased from $3.5 million to $5.5 million, and the Company’s equipment facility was increased from $400,000 to $800,000.

Borrowings under the revolving credit facility bear interest at one month LIBOR plus 2.5%, payable monthly in arrears beginning February 1, 2007. The facility expires on May 30, 2007, at which time all principal and other amounts are due and payable. The facility may be prepaid in whole or in part at any time without penalty. Upon nonpayment of interest, or the Company’s failure to repay the facility at maturity, whether by acceleration or otherwise, interest may be charged at a default rate of 5% plus the pre-default rate of interest otherwise applicable.

Draws under the revolving facility are generally determined pursuant to a “borrowing base” equal to 80% of the Company’s “eligible accounts.” Eligible accounts essentially include all of the Company’s trade accounts receivable less than 90-days old. Certain other accounts are excluded from eligibility, including: (i) accounts subject to any security interest or incumbrances ranking in priority to the security interest of the bank; (ii) accounts due from affiliates; (iii) accounts which have been determined to be of doubtful collectability; and (iv) accounts due from any one of the Company’s customers if such accounts constitute more than 20% of total eligible accounts. Total advances under the facility are limited to the lesser of the borrowing base or $5.5 million. Advances can be borrowed, repaid and reborrowed under the revolving facility. On January 2, 2007, immediately prior to the parties entering into the amended loan agreement, advances totaling $569,000 were outstanding under the revolving facility. Upon entering into the amended loan agreement, the Company drew down $1.7 million which was used to fund a portion of the purchase price in the McAleer acquisition. Following such advance, borrowings under the revolving facility totaled $2.2 million, with $400,000 available for further advances. As of March 16, 2007, $2,473,000 was outstanding under the facility and $2,764,000 was available for additional draws.

On February 14, 2006, the Company entered into a 42-month term loan totaling $400,000 with the Bank, at a fixed interest rate of 7.5% per annum. The purpose of the loan was to finance capital expenditures long term and improve availability under the revolving facility. The amended loan agreement modified the February 2006 equipment loan, increasing it to $800,000. The equipment note bears interest at 7.85% per annum. Principal and interest are payable in 36 consecutive monthly payments of $25,015 commencing February 1, 2007 and continuing until January 1, 2010, when all amounts under the equipment loan will be due and payable. The term note may be prepaid in whole or in part at any time without penalty. Upon nonpayment of any payment of interest under the equipment note, or after maturity of the note whether by acceleration or otherwise, interest accrues at a default rate equal to the pre-default interest rate plus 5%. Payments past due for 15 or more days are also subject to a late charge of up to 4% of the amount of the payment past due. The new equipment note refunded the February 2006 equipment loan balance of $313,954, with an additional $486,046 being advanced at the January 2, 2007 closing. The additional proceeds represented a reimbursement to the Company for capital expenditures incurred during 2006, and were used to help fund the McAleer acquisition.

In the amended loan agreement, the bank also committed to extend to the Company mortgage financing, discussed above, to refund indebtedness incurred by the Company in the acquisition of real estate in Mobile, Alabama as a part of the McAleer acquisition. The commitment limited the amount of such financing to the lesser of 90% of the appraised value of the improved real estate or $500,000.

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year beginning December 31, 2006. This ratio is calculated by adding certain nonrecurring special items to EBITDA, and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. EBITDA, as adjusted for certain non-recurring special items, is referred to elsewhere in this prospectus as “Adjusted EBITDA” or “Financing EBITDA.” It is a non-GAAP financial measure, which is discussed and reconciled to appropriate GAAP measures at “—J. Liquidity and Capital Resources—Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA.”

The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.20 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2006. A ratio of not greater than 2.50 to 1 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. At December 31, 2006, we complied with these covenants.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new incumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption.

The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest.

The amended loan agreement also memorializes certain previously granted waivers to the requirements of the continuing credit facilities with the bank. Such waivers from default and the operation of the covenants contained in the amended loan agreement include: waivers permitting the Company to enter into the acquisition of McAleer, including the use of bank credit facility advances to fund such acquisition and the Company’s incurring mortgage indebtedness to McAleer as a part of the purchase of McAleer’s real estate; and a waiver with respect to any cross-default relating to the Company’s subordinated debt to certain stockholders, which debt is current as to interest but the principal of which was not paid at the May 2006 maturity.

Amendment of Warrants and Registration Rights Agreement

On December 29, 2006, we entered into an agreement with Barron to divide, amend and restate our common stock warrants held by Barron. In particular, a portion of such warrants were reduced in price.

On February 10, 2005, as a part of our recapitalization, Barron purchased 7,217,736 shares of our Series A Convertible Preferred Stock. In connection with the purchase, Barron was on February 11, 2005 issued two common stock purchase warrants to purchase a total of 7,217,736 shares of our common stock. The two warrants, each exercisable for 3,608,868 shares, permitted purchases at an exercise price of $1.3972 and $2.0958 per share, respectively. To date, none of such warrants have been exercised. In order to encourage their earlier exercise, on December 29, 2006 we agreed to a repricing of a portion of the warrants. One warrant was amended and divided into two warrants, one for 1,608,868 shares of common stock at an exercise price of $0.70 per share and another for 2,000,000 shares of common stock at the original exercise price of $1.3972 per share. The second warrant was likewise amended and divided into two warrants, one exercisable for 1,608,868 shares of common stock at a price of $0.85 per share and another for 2,000,000 shares of common stock at the original exercise price of $2.0958 per share.

We anticipate that any funds received from the exercise of the amended warrants by Barron would be utilized for long term capital needs. Such needs include the repayment of indebtedness, including debt utilized to fund the acquisition of the business operations of McAleer.

The agreement with Barron for the repricing and division of the warrants also extended the effective term of the Registration Rights Agreement between Barron and us dated February 10, 2005. Prior to the amendment, the Registration Rights Agreement required us to maintain an effective registration statement for the shares of common stock underlying the warrants and preferred stock held by Barron until the earlier of February 11, 2008 or the shares no longer requiring registration. The December 2006 agreement with Barron extended the registration period by one year or through February 10, 2009. In addition, Barron agreed to waive any further liquidated damages under the Registration Rights Agreement. Prior to the amendment, the failure by us to maintain the effectiveness and availability of a registration statement, in excess of certain “black-out” and other exception periods, subjected us to liquidated damages in the form of 2,472 shares of Series A Convertible Preferred Stock per day. Absent the amendment, liquidated damages would have been payable for a portion of November and all of December 2006. The waiver by Barron ran through February 11, 2007, when the liquidated damages provisions of the Registration Rights Agreement expired.

The warrants and the Registration Rights Agreement are discussed in more detail under “Item 1. Description of Business—E. The Merger and Recapitalization—Description of Merger and Related Investment Transactions.”

C. Current Challenges and Opportunities of our Business, and Forward-Looking Information

Bid and Sales Processes and Procedures

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

Sarbanes-Oxley Compliance

Prior to February 11, 2005, we were a public shell with virtually no operations and CSI – South Carolina was a private company with limited complex accounting issues. As a result neither we nor CSI – South Carolina had need for staff with technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and began public reporting of significant operations. It was some time before we hired personnel with public reporting experience and began updating our procedures to comply with the Sarbanes-Oxley Act. In the process of reviewing and improving our controls and processes, we have identified and reported errors in our financial reporting. One error in 2006 was the identification of an isolated computer-generated report calculation error (due to a unit of measure issue) which resulted in the overaccrual of sales in the second quarter of 2006 which was detected when the overaccrual was reversed in the subsequent quarter. Also, prior to the release of this report: (i) we detected a typographical error which was not caught in a Form 8-K submission due to failure to clerically check the report after it was Edgarized and before submitted electronically by a third party service provider, and (ii) we detected a typographical error in our September 30, 2006 Form 10-QSB with respect to our net loss for the prior year nine months period ended September 30, 2005. All of these have been properly corrected or disclosed in the included and previously filed financial statements.

In connection with these errors, we identified a deficiency related to the review of calculations for significant transactions and during certain points in the regulatory filing cycle a review deficiency as a result of insufficient personnel time and resources. While we implemented the internal control improvements with a policy whereby transactions of significant size are recalculated, and we have adopted procedures and are increasing our resources to expand our review and validation process to identify and correct typographical and related errors, we plan to take the following additional actions to improve internal controls subsequent to the year end. In the third quarter of 2006 we purchased software for approximately $50,000 which will allow us to automate our monitoring of our controls to assure they are executed as designed. We believe this will provide the most cost effective solution to meet the requirements of the Sarbanes-Oxley Act. This system was installed and training begun, but no improvements implemented in late 2006. The entering of controls into the system and the monitoring of those controls will be occurring in the second quarter and throughout the remainder of 2007. In late 2006, for an undisclosed amount (due to agreement with the vendor), we also purchased a financial reporting, planning and consolidation system which was not installed until early 2007, and is not yet fully implemented. This system will eliminate the use of complex spreadsheets used in the roll-up of financial information for both internal and external reporting and improve the timeliness of our financial close and reporting cycle. It will also provide more time for personnel to focus on analysis and review of financial information and controls surrounding those activities which must be performed late in the financial closing and regulatory filing cycles. The system also establishes a framework to automate the consolidation of acquired entities, which the company believes is critical to support the acquisition portion of its growth strategy. This system has been installed and will be implemented throughout the remainder of 2007.

Our accounting system also interfaces with an automated forms routing and approval system which includes the ability to attach and retain supporting documentation. In early 2007, this system was implemented and we identified certain forms and other documents to be integrated into the automated system to improve the consistency and documentation of compliance with controls already in place. We plan to expand the number of forms being used in the system and anticipate that this system will improve the effectiveness of controls across various business process cycles, including the financial reporting cycle. We anticipate more wide-spread implementation and use of this system throughout 2007. As a technical company, and based on training in late 2006 and early 2007, we believe we will be able to provide much of the work related to the implementation of these systems with limited external resources and have budgeted $200,000 in 2007 for this and other Sarbanes-Oxley Act compliance related work.

Even with these changes, due to the increasing number and complexity of pronouncements, emerging issues and releases, we expect there will continue to be some risk related to financial disclosures. We anticipate that such risks will be mitigated following full implementation of the Sarbanes-Oxley Act requirements in 2007, which, based on our plans includes the implementation of the systems and automation of controls monitoring described above. The process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the Sarbanes- Oxley

Act may result in the identification of areas where we may need additional resources. Accordingly, we have also determined until such time as we complete this process, we may be unable to declare our controls effective. This process has begun and we anticipate it will be completed in 2007. This process may also result in the identification and possible reporting of additional deficiencies.

We have moved forward with our initial work surrounding the implementation of the Sarbanes-Oxley Act. This has included an assessment of risk in financial reporting and the creation of a documentation and evaluation framework for a significant portion of our business, under consultation with an independent public accounting firm. We budgeted $200,000 for compliance work by external parties related to the Sarbanes-Oxley Act for the fiscal year 2006 and to thereafter complete a portion of testing. We anticipate spending a similar amount in 2007. In 2006, we spent approximately $120,000 on external resources and approximately $80,000 in capital expenditures (for systems described above) to support this initial effort. We used the framework established with the assistance of external resources to perform much of the documentation and initial evaluation effort with internal staff in the third and fourth quarter of 2006 and plan to continue the use of primarily internal staff over the first and second quarters of 2007, in an effort to minimize our third party costs, while still moving forward in our effort to improve our internal controls. In the third and fourth quarters of 2006, we used external resources to help with the implementation of software and related training that will assist us in maintaining controls compliance. We will likely also use some external resources in 2007 for implementation and training efforts. We may also use external resources for further documentation and assistance with controls implementation and compliance in 2007, if deemed necessary to meet the 2007 implementation deadline.

Establishment of a Telesales Department and expanded Marketing Department

We believe telesales will be beneficial in promoting and providing leads for potential sales of our products and services. We have not previously had a formal telesales department, and the establishment of this area has entailed some up front investment. We have used existing personnel to manage the telesales department, and have also hired two additional employees to focus primarily on telesales and are looking to hire one or two additional telesales employees. The telesales department has been used to assist in the identification and qualifying of additional sales opportunities for the fund accounting software. We have also expanded our marketing department to include individuals who are focused on specific product areas or business lines. Previously we have not had a more defined focus within this group. We expect, but can give no assurances, that these efforts will generate sufficient revenues to avoid a negative impact on profitability. We will likely hire additional marketing, sales and support staff as we identify geographic territories with good potential for telesales efforts.

Software Modifications Required by Geographic Expansion

We have achieved the most significant penetration in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. To do so, we may have to modify our existing fund accounting programs to accommodate differences in state laws, regulations and taxation. We anticipate needing to make additional investment in software development to accomplish this. However, we plan to make the changes when we have firm orders in an area in an attempt to maximize return on investment as quickly as possible. We are currently converting our programs to the Microsoft .Net programming and SQL database language, but do not yet have all modules ready for release. As a result, some jurisdictional related changes may be required to be made in both our current and ..Net platforms through 2007, when we anticipate the large majority, if not all modules will be converted. The costs of such changes may offset somewhat the positive impact from expanding our geographic reach significantly beginning in early 2007 with the acquisition of McAleer.

Conversion of our Accounting+Plus software to Microsoft .Net Programming and SQL Database Language

We have already completed the conversion of the majority of our core accounting modules, with the personnel module still in progress. The completed modules are in formal beta installations. However, the changes we are having to make as a result of the formal beta use have been limited. We are prepared to install and have installed some of the completed modules in select entities which do not have an immediate need for other integrated modules not yet converted. In addition, the completed modules have the functionality necessary to handle school activity funds, such as student clubs, organizations and athletics. Typically payroll is not needed to support school activity funds. Many school activity personnel use packages independent of the school’s accounting packages, which may be cumbersome, or lack functionality. Accordingly, we are beginning to look for sales opportunities of the completed modules now, marketed as our “School Activity” solution. If the school later adopts our full accounting suite, the process of integration will be relatively seamless. We anticipate completing the personnel and certain additional modules adequate to support such installations early in 2007. As previously noted under “Software Modifications Required by Geographic Expansion” above, we anticipate completing most if not all of the remaining modules throughout 2007.

Maintaining Margins

In 2005, we continued to experience a significant increase in IP telephony sales, historically one of our higher margin product lines in the technology segment. Among these transactions were continued sales of IP Telephony products to one of our largest customers, Greenville County Schools, which encompasses all schools in a fairly large school district. IP telephony sales increased sales to that customer to 14% of our revenues in 2005, and represented more than 90% of the revenues from this customer in that year. The challenge going forward will be to match large opportunities or increase the number of smaller opportunities. We have increased and reorganized our sales force in an effort to achieve consistent and enhanced performance in this product niche in future periods. In 2006, IP Telephony hardware sales did not keep up with prior year levels, with an insufficient number of opportunities of adequate size found in 2006 to exceed the large opportunity in 2005.

In 2006, we experienced a significant increase in sales of interactive whiteboard solutions and to a lesser degree the amount we charge for related engineering services. Both product lines, IP Telephony and interactive whiteboard solutions, have become subject to increased competition as more product manufacturers have recognized product potential and have entered these markets. In order to maintain and improve our margins, we need to continue to search for new and innovative, and initially higher margin, products to augment those that become mature. We also intend to continue our focus on higher margin engineering services and software. While we cannot predict success in achieving these goals, we have taken and are taking actions to do so. These include expanding our geographic reach, increasing the size of and reorganizing our sales force to focus on more products backed by product specialists, adding telemarketing efforts, improving our sales tools, and identifying additional product and service areas. We are focused on increasing margins, but ultimately we are looking to increase profits by leveraging existing and an increasing number of customer relationships by taking advantage of cross-sell opportunities with a variety of products and services. We will work to focus primarily on those customers for whom we can provide ongoing support and higher margin integration and other engineering services.

Continued Improvement of Support Solutions

Historically, our software applications segment has been the most effective in providing support solutions. Going forward, we are increasing the level of support offerings available through our technology solutions segment. Previously, these primarily consisted of warranty-based services. Additional support offerings may include additional telephone-based troubleshooting and support, real time monitoring and other proactive service offerings and guaranteed response times for customer needs. We have begun introducing additional services, including support for our interactive whiteboard solutions. However, increases in revenues have not yet exceeded our investment in increased technology support offerings. These efforts are discussed further under “Investment in Support and Telesales Efforts” below.

Investment in Support and Telesales Efforts

In 2006, we originally estimated making an investment of as much as $500,000 to bolster our technical support services and telesales efforts. The investment consisted primarily of increased salaries and wages, and less than $180,000 was spent in 2006. Based on our past experience with prospecting and technical support agreements, we expect the additional revenue generated from the sales of technical support contracts and additional sales opportunities uncovered by telesales efforts for the fund accounting software and the new curriculator™ standards based lesson planner software will be sufficient to offset our investment within approximately one year. However, we can give no assurances such additional services will be profitable collectively, particularly in the short-term.

Re-branding

In the process of moving toward a national presence, we have established a new brand for CSI: CSI Technology Outfitters; Computers. Software. Innovations. We have noted that in some cases software customers have not been aware of the breadth of our technology offerings, while technology customers have not been aware of the extent of our software offerings. While at this time we do not plan to change our corporate name, “Computer Software Innovations, Inc.,” we believe a reemphasis of the term Computers, following it with a period (“.”) distinguishes the technology portion of our business from the software offerings. We believe “Technology Outfitters” connotes our ability to outfit our customers for a variety of environments. We have redesigned our website to match this theme and created a brochure which presents a wider range of offerings, which can be communicated quickly in summary form. We believe these efforts will increase the recognition and value of the CSI name over time and enhance our presence as a preferred provider in our markets. We spent approximately $117,000 on marketing, including our re-branding efforts, in 2006 compared to virtually no such spending in 2005.

Developing Customer Relationships in New Regions

As we move forward with our growth strategy, we anticipate expanding into new geographic regions. We have achieved the most significant penetration in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. While expanding geographic markets provides a good opportunity to extend existing customer bases and increase revenue, breaking into a new market can prove difficult. There are obstacles to successfully entering new geographic markets, including limited market knowledge and relationships, little brand awareness, and no established presence or regional client references. We anticipate that initial penetration will be slow but will accelerate over time. We cannot predict the time required to build customer relationships and the rate at which new market penetration can be accomplished.

To support the expansion process, we plan to hire additional sales personnel to help penetrate new geographic regions, which could represent a $200,000 to $300,000 investment. Thus far, we have reassigned tasks of current employees to focus on telesales efforts to obtain market data and sales efforts to develop higher level relationships with state-wide associations in new areas where opportunities are identified. We have not yet hired new employees for specific areas. Our focus in hiring personnel will move along into 2007, focused on the states added as a result of the McAleer acquisition. While management believes hiring additional sales personnel is a prudent investment which should result in significant long-term increases in revenue, there may be an initial short-term negative impact on earnings. Due to the length of our typical software sales closing cycle, six to twelve months, and the obstacles to market penetration discussed above, we cannot predict the time to recovery on this investment.

In 2006 we reorganized our sales force, with representatives selling both software and technology. The purpose of this reorganization was to take advantage of cross-sell opportunities within customer accounts. Previously, our sales personnel had focused on selling either software or technology. While the reorganization was not entirely ineffective, we found that our sales personnel gravitated to either software or technology. Moreover, our market analysis confimed that fewer personnel in a geographic area are needed to sell software than technology products and services. Accordingly, market expansion for software sales can be effected more quickly than for technology. Therefore, we found it beneficial to maintain separate sales forces for software and technology. We will continue to encourage our sales personnel to cross-sell all of our products and services, emphasizing our ability to handle all of a client’s needs. We are implementing this new sales approach in 2007.

Technology and Software Budgets

While federal, state and local funding was slightly decreased in 2006 from 2005, and technology and software budgets have been challenged during the last few years, we have sensed a steady improvement in the discretionary funds that are available to our potential clients. These discretionary funds, coupled with our clients’ desire to utilize those funds to improve or implement technology and software tools into their individual environments, have provided growth for our business. We recognize that changes in funding could improve or strain technology budgets even further.

Creating Synergies with Merger and Acquisition Activity

Part of our strategy to remain competitive and to grow the Company involves taking advantage of acquisition opportunities. While there are many benefits to be gained from a successful acquisition, there are also many financial and operations risks that must be properly addressed in order to create operational synergy and financial benefit. While we engage outside professionals to assist us with identifying and evaluating potential acquisitions, some members of our management team have limited experience in merger and acquisition activity. Management must be cautious in their evaluation of and expectations from any acquisition target. With any acquisition, we cannot ensure that we are allocating capital to businesses that will increase growth with higher returns and will not require additional capital, or add other strain on our capital resources.

We have identified the criteria listed below, by which we evaluate potential acquisition targets in an effort to gain the synergies necessary for successful growth of the Company:

•	Access to new customers and new geographic markets

•	Protection of our current customer base from competition

•	Removal or reduction of market entry barriers

•	Opportunity to gain operating leverage and increased profit margins

•	Diversification of sales by customer and/or product

•	Improved vendor pricing from increased volume and/or existing vendor relationships

•	Improvements in product/service offerings

•	Protection of and ability to expand mature product lines

•	Ability to attract public capital and increased investor interest

By carefully evaluating these factors we hope to execute our corporate growth strategies through acquisitions successfully and therefore provide positive operating results and increased return on investment to stockholders.

D. Financial Impact of Certain Developments

Warrant Accounting

In 2006, we experienced significant fluctuations in net income (loss) compared to the first three quarters of 2005 as a result of recording warrant gains and losses in 2005, which did not recur in 2006 due to a renegotiation of the warrant related registration rights agreement in November 2005.

On December 29, 2006, we entered into an agreement with Barron to divide, amend and restate our common stock warrants held by Barron. In particular, a portion of such warrants were reduced in price, as previously discussed above in “—B. Subsequent Events—Amendment of Warrants and Registration Rights Agreement” As a result of the amendment of the warrants, we incurred a non-cash charge to income for the fourth quarter of 2006 of approximately $329,000. Such charge relates to the change in the market value of the warrants before and after the repricing of a portion of such warrants. This valuation related charge is based on the Black-Scholes valuation method utilized by the Company and application of GAAP for stock with limited float.

Investors should take into consideration the gains and loss related to the warrants in all periods, and the resulting effects of such on the comparability of current year net income and prior year net income. For a more detailed analysis of the accounting for the warrants, please see Note 8 to our audited consolidated financial statements dated December 31, 2006, “Preferred Stock and Related Warrants.”

E-Rate Program

We experienced an improvement in 2006 in our success in winning proposal awards for projects related to the E-Rate program. However, this success did not ultimately translate into increased revenues due to the reduced rate of funding approvals for projects we have won, compared to our experience in prior years.

The E-Rate program assists both schools and libraries in the United States to obtain affordable telecommunications and internet infrastructure and access. The program provides federally subsidized funding based on the level of poverty and the urban/rural status of the population served. The funding ranges from 20% to 90% of the costs of eligible services. The Company has participated in this program in the past, typically winning total contract awards in the $4,000,000 to $5,000,000 range during the last several years. In late 2005, as a result of our additional investments in software and personnel, we improved our ability to respond to proposals under the program. As a result, for the annual fall 2005 to spring 2006 E-Rate window, we were awarded more than $1.7 million in contracts and for the annual fall 2006 and spring 2007 E-Rate window, we were awarded more than $24 million in contracts.

Not all of these contracts become fully funded, and projects and related funding can span multiple years. Typically, we have experienced a 20% to 45% funding rate of awarded contracts. Accordingly, we cannot project the impact of our E-Rate efforts on future periods. Revenues linked to the E-Rate program ranged from 10% to nearly 25% of our total revenues from 2004 through 2005. In 2006, revenues linked to the E-Rate program constituted 9% of our total revenues. Although we saw some revenues related to E-Rate in 2006, we did not see significant funding in comparison to projects funded in 2005. We began to see additional funding in late 2006 and early 2007, and are hopeful that the rate of funding approvals will continue to improve.

Additional Investments Which May Impact Earnings in the Short Term

In addition to the items mentioned above, we expect that our investments in expanding our telesales team, increasing our technical support offerings and hiring additional sales personnel to support our geographic expansion efforts may impact earnings negatively in the short term. While we would expect to cover these investments over no more than four to six quarters, we are unable to estimate the portion of these investments which will be covered in the short term. For further discussion, see “—C. Current Challenges and Opportunities of our Business” above.

Reverse Merger

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

At this time, we do not anticipate incurring any further litigation or reverse merger costs. As in 2006, we expect the costs of registering Barron’s shares in 2007 will be substantially reduced from that which was incurred in 2005, not taking into consideration the potential costs associated with amending the registration statement in connection with the proposed acquisition of McAleer. Also, we do not expect to incur any costs related to option redemptions, except potentially in connection with an acquisition to grow our business.

Professional Fees

We expect to incur some costs to implement the Sarbanes-Oxley Act legislation and have budgeted $200,000 in 2007 for this work. As of December 31, 2006, we had incurred approximately $118,000 related to Sarbanes-Oxley work. Our professional and legal compliance and litigation related costs were approximately $609,000 for the 2006 fiscal year, of which approximately $228,000 was related to services relating to registration statement amendments. The remainder of professional fees related to public company reporting, other regulatory compliance and the Sarbanes-Oxley work.

Stock Based Compensation

In connection with becoming a public company, we recruited independent, non-employee directors. We also engaged consultants to assist us with strategic planning and acquisitions. Definitive agreements were reached regarding the independent directors and consultants compensation in the first and second quarters of 2006. The Compensation Committee of the Board of Directors board approved stock awards, granting the non-employee directors and consultants approximately 500,000 shares. We recorded non-cash expense for directors’ and consultants’ fees in the 2006 totaling approximately $970,000. See Note 10 to our audited consolidated financial statements dated December 31, 2006, “Stock Based Compensation,” for further discussion.

Guidance

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

We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in “Item 1. S. Risk Factors.” We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our software and systems integration businesses also may be subject to the effects of other risks and uncertainties, including, but not limited to:

•	a reduction in anticipated sales;

•	an inability to perform customer contracts at anticipated cost levels;

•	our ability to otherwise meet the operating goals established by our business plan;

•	market acceptance of our new software, technology and services offerings;

•	an economic downturn; and

•	changes in the competitive market place and/or customer requirements.

E. Reverse Merger and Investment by Barron Partners LP

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

In the first quarter of 2005, the Company completed a series of recapitalization transactions that began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by CSI – South Carolina, a South Carolina corporation then known as “Computer Software Innovations, Inc.” These culminated on February 11, 2005 with the merger of CSI – South Carolina into the Company, and our issuance of preferred stock, common stock, common stock warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” We refer to the Company prior to such merger as “VerticalBuyer.” The recapitalization transactions are detailed in Note 2 to the audited consolidated financial statements dated December 31, 2006, and are summarized below.

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

Following the merger, the five former shareholders of CSI – South Carolina as a group held 96% of the voting stock of the Company, occupied two of five board seats (with the remaining three seats being filled by independent directors) and retained senior management positions with the combined company. Preferred stock granted subsequent to the transaction, which was sold to assist with the funding of the cash merger consideration and dividends payable to the CSI – South Carolina shareholders, is convertible into common stock on a one-for-one basis. The initial Certificate of Designation provided, in part, that the preferred stock could not be converted into common stock if such conversion would result in the holder of the preferred stock beneficially owning more than 4.99% of the common stock. The limitation could be waived by the preferred stockholder upon 61 days notice. It was the intention of the Company and Barron that the preferred stockholder never acquire greater than 4.99% of the Company’s common stock and never be deemed an “affiliate” or “control person” under federal securities laws. For avoidance of doubt following conferences with the staff of the SEC, the parties agreed to remove the waiver provision and to impose a non-waivable beneficial ownership cap of 4.9%. These agreements were implemented on November 7, 2005. Accordingly, no greater than 4.9% of our common stock is deemed beneficially owned by the preferred stockholder pursuant to Rule 13d-3 under the Exchange Act.

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

Summary of Merger Transactions

On January 31, 2005, CSI – South Carolina purchased 77%, or 13,950,000 shares, of the common stock of VerticalBuyer from its primary stockholder, Maximum Ventures, Inc., a New York corporation (“Maximum Ventures”), pursuant to a stock purchase agreement. The purchase price was $450,000. Approximately $53,000 of that amount was used to satisfy outstanding liabilities. CSI – South Carolina also reimbursed Maximum Ventures for legal and related expenses of $20,000.

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

On February 11, 2005, prior to the merger, CSI – South Carolina redeemed stock options to purchase 738,195 shares of common stock for $899,144 cash, as allowed under its stock option plan. Under the plan, certain non-executive employees had been granted options to purchase a total of 1,065,746 shares of the common stock of CSI – South Carolina. The options for 738,195 shares redeemed represented 73.34% of the options for 1,006,538 shares then outstanding. Pursuant to the plan, the option holders retained the remaining portion of their options. In connection with the merger, the surviving corporation assumed such options, which after the merger became exercisable for shares of common stock of the surviving corporation at the share ratio applicable to shares of CSI – South Carolina common stock cancelled in the merger, or 268,343 shares in the aggregate. VerticalBuyer also had a stock option plan, with options shares available for award at the time of the merger. All outstanding options under the plan had expired, however, and the plan was cancelled on March 24, 2005. On April 29, 2005, our board of directors approved a new plan which allows for the award of stock-based compensation in the form of options, restricted stock or stock appreciation rights at the discretion of the board or its compensation committee, up to an aggregate of 1,100,000 shares. As of December 31, 2005, no awards had been granted or are outstanding under the new plan. However, in February 2006, our three outside directors were granted a total of 196,992 shares of common stock under the plan (of which, one director forfeited 32,832 shares as a result of his subsequent resignation as a director). Also in February 2006, we granted a total of 172,367 shares of common stock under the plan to consultants. These stock awards are discussed more fully under Note 10 to the audited consolidated financial statements dated December 31, 2006, which are included in this annual report.

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

Immediately following the transaction, our outstanding common stock totaled 2,631,786 shares. The former shareholders of CSI – South Carolina owned 96% or 2,526,905 shares. The remaining 4% or 104,881 shares was held by the approximate 120 public stockholders of VerticalBuyer, whose number of shares owned was not affected by the merger.

Sale of Preferred Stock and Warrants and Use of Proceeds of Preferred Stock Sale

On February 10, 2005, VerticalBuyer entered into a Preferred Stock Purchase Agreement with Barron. Pursuant to the agreement, on February 11, 2005, immediately following the consummation of the merger, we issued to Barron 7,217,736 shares of our newly created Series A Convertible Preferred Stock and two warrants to purchase, in the aggregate, 7,217,736 shares of our common stock. In exchange for the preferred stock and the warrants, Barron paid cash of $5,042,250. The exercise prices of the warrants were $1.3792 per share and $2.0958 per share, respectively, subject to anti-dilution adjustments, each warrant exercisable for half of the total warrant shares. The terms and conditions of the warrants were identical, including the expiration date of February 11, 2010, except as to exercise price. On December 29, 2006, Barron and we amended the warrants to reduce the exercise price of a portion of the warrant shares. The warrant amendment is discussed further in Note 8 to our audited consolidated financial statements dated December 31, 2006. To date, none of such warrants have been exercised.

In addition to the cash payment for the preferred stock and the warrants, Barron advanced an additional $1,875,200 to the Company in the form of a subordinated note. The Barron subordinated note is subordinated to the senior debt of the Company and was due in full on May 10, 2006.

In order to conserve capital, the Company declined to repay the subordinated notes at maturity, with the cooperation of the noteholders and the Company’s bank lender. The status of the subordinated notes is discussed at “—J. Liquidity and Capital Resources—Credit Arrangements” below.

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

Following the application of the proceeds of the preferred stock and the Barron subordinated note described above, two subordinated notes remained outstanding: the Barron note in the amount of $1,875,200, and five notes payable to the five former CSI – South Carolina shareholders in the amount of $375,040 each, aggregating an amount equal to the Barron Note. Amounts outstanding under the Barron and stockholder notes totaled $2,250,400 as of December 31, 2006.

Registration Rights

In conjunction with the Preferred Stock Purchase Agreement, the Company also entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby the Company agreed to register the shares of common stock underlying the preferred stock and warrants to be sold to Barron. Under the initial terms of the Registration Rights Agreement, the Company was obligated to file, within 45 days following the execution of the Registration Rights Agreement, a registration statement covering the resale of the shares. The agreement also obligated the Company to use its best efforts to cause the registration statement to be declared effective by the SEC within 120 days following the closing date of the registration rights agreement (February 11, 2005) or generally such earlier date as permitted by the SEC. Barron may also demand the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” may require the Company (subject to carveback by a managing underwriter) to include such shares in certain registration statements it may file. The Company is obligated to pay all expenses in connection with the registration of the shares. Previously, we were also liable for liquidated damages in the event the registration of shares did not remain effective pursuant to the Registration Rights Agreement.

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

Under the initial terms of the Registration Rights Agreement, the liquidated damages were payable in cash at a rate of 25% per annum on Barron’s initial preferred stock and warrant investment of $5,042,250. Because the liquidated damages were payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) existed until the registration became effective. On November 7, 2005, the Registration Rights Agreement was amended to eliminate the treatment of the warrants as a derivative financial instrument. The accounting treatment of the warrants and the related amendment to the Registration Rights Agreement is discussed under “—F. Significant Accounting Issue and Event Affecting Basis of Presentation” below.

As a part of the agreement on December 29, 2006 to reprice the warrants, Barron and we agreed to extend the effective term of the Registration Rights Agreement by one year. Also, Barron waived liquidated damages through February 11, 2007, when the liquidated provisions of the Registration Rights Agreement expire. The amendment to the Registration Rights Agreement is discussed in more detail in Note 8 to our audited consolidated financial statements dated December 31, 2006.

Outstanding Shares Following Recapitalization

As a result of our reverse stock split, merger and preferred stock transactions, we had 2,631,786 shares of common stock outstanding as of December 31, 2005. On a diluted basis, assuming the conversion of the preferred stock and exercise of outstanding warrants and options, approximately 17,335,601 shares of common stock were outstanding on such date.

F. Significant Accounting Issue and Event Affecting Basis of Presentation

In the series of transactions described above under “—E. Reverse Merger and Investment by Barron Partners LP” and in Note 2 to our audited consolidated financial statements dated December 31, 2006, CSI issued warrants to Barron in connection with the issuance of preferred stock. The holder of the preferred stock and the warrants has rights under a Registration Rights Agreement. As discussed under “Item 1. Description of Business—E. The Merger and Recapitalization—Description of Merger and Related Investment Transactions,” the initial agreement contained liquidated damages provisions which required cash penalties equal to 25% of Barron’s investment per annum if we did not file a registration statement and cause it to become and remain effective within the time periods required. This included causing the registration statement to become effective by July 11, 2005. Since the liquidated damages were payable in cash, under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) existed until the registration statement became effective. Accordingly, the entire proceeds of the preferred stock issuance except for the par value was allocated to the warrants and recorded as a liability on the balance sheet at the date of the transaction. The par value of preferred stock was classified as temporary equity. Under the initial agreement, this accounting treatment would have remained in place until the Company’s registration statement became effective or the liquidated damages provision expired in February 2007. For a more detailed discussion of this accounting treatment, see Note 8 to our audited consolidated financial statements dated December 31, 2006.

On November 7, 2005 Barron and the Company entered into an amendment to the Registration Rights Agreement to replace cash liquidated damages with liquidated damages in the form of additional shares of Series A Convertible Preferred Stock. Pursuant to the amended Registration Rights Agreement, we were subject to an aggregate payment of up to 1,082,736 shares of preferred stock in lieu of cash at the previous 25% rate.

EITF 00-19 states that “[t]he initial balance sheet classification of the contracts [are] generally based on the concept that contracts that require net-settlement in cash are generally recorded as liabilities and contracts that require net-settlement in shares are equity instruments,” and includes other requirements for equity treatment, primarily that the payment must be in a set number of shares and the number of shares must not fluctuate or be tied to or based on the share market price (for example, there are no “top-off” or “make whole” provisions). Because the amendment to the Registration Rights Agreement changed the liquidated damages penalty from settlement in cash to settlement in a set number of shares that is unaffected by changes in the share market price, in accordance with EITF 00-19, as of the amendment the fair value of the warrants was reclassified from a liability to permanent equity. The temporary equity was also reclassified to permanent equity. In the fourth quarter of 2005, due to the agreement to pay the liquidated damages in shares, the amount of proceeds allocated to the warrants was reclassified from liabilities to equity.

G. Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our audited consolidated financial statements as of and for the year ended December 31, 2006 included as part of this annual report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

Revenue recognition

Software License Revenues

Software revenues consist principally of fees for licenses of our CSI Accounting+Plus software product, service and training. We recognize all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, and Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

Long-term Payment Arrangements

Our primary customer base consists of local government and education entities whose source of funding (local taxes and federal funding) is generally assured; accordingly the risk of uncollectibility is lower than that of businesses selling primarily to non-government entities. The Company has an ongoing practice of providing financing for certain purchases under notes receivable or long term leases typically ranging from 3 to 5 years, subject to review of its exposure under such facilities and cash flow availability or needs at the time of such purchases. Such amounts have not constituted a significant portion of its account balances, and the Company has historically never experienced a default under such arrangements. The Company recognizes revenue under these arrangements when the criteria noted under Software License Revenues and Computer Hardware Sales Revenues above is met, in accordance with SOP 97-2, as amended by SOP 98-9.

Service/Support Revenues

Services revenues consist of professional services and maintenance fees from software and hardware maintenance agreements. Maintenance agreements are typically priced based on a percentage of the product license fee or hardware cost and has a one-year term, renewable annually. Services provided to customers under maintenance agreements may include technical product support and unspecified software upgrades. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

Long-Lived Assets

Expenditures for major renewals or betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value.

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of such property and equipment.

Computer Software Costs and Amortization

Computer software costs consist of internal software production costs and purchased software products capitalized under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs in the research and development of new software products where the technological feasibility is unknown and enhancements which do not prolong the software life or otherwise increase its value are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, to date, through our software solutions segment, we have spent no material efforts on technological innovation for which the feasibility has been unknown.

Other Intangible Assets

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” in our accounting and reporting for other intangible assets.

SFAS No. 142 eliminates the requirement to amortize intangible assets with an indefinite life, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition indefinite-lived intangible assets. In accordance with SFAS No. 142, we do not amortize indefinite-lived intangible assets (e.g., corporate trademarks for which planned use is indefinite). We evaluate the remaining useful life of intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its remaining estimated useful life. Amortizable intangible assets (e.g., product trademarks) are amortized on a straight-line basis over six years or the life of the product, whichever is shorter.

In addition, as required under SFAS 142, we perform annual tests for impairment of our indefinite-lived intangible assets. Our indefinite-lived intangible assets consist of values assigned to certain trademarks and other intangibles we have developed or acquired.

Stock based compensation

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan. The Company accounts for stock based compensation using the fair value method prescribed in SFAS No. 123R, “Share-Based Payment,” and related interpretations, which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of the shares granted.

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

H. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which addresses accounting for uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also amends SFAS No. 5, “Accounting for Contingencies,” to eliminate its applicability to income taxes. Under FIN 48, for each material income tax position, an entity must determine whether it is “more likely than not” that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. For each tax position that meets the “more likely than not” recognition threshold, an entity must determine the amount of benefit to recognize in the financial statement. The tax position benefit is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. These determinations will require both technical legal analyses of tax positions as well as somewhat more subjective considerations of possible settlement outcomes. The Company has yet to adopt FIN 48, but plans to do so beginning in the 2007 fiscal year. The Company will apply the provisions of FIN 48 to all tax positions upon initial adoption. Only tax positions that meet the “more likely than not” recognition threshold will be recognized or continue to be recognized following adoption, with the cumulative effect of applying FIN 48 reported as an adjustment to the opening balance of retained earnings. Management is still in the process of determining the impact of the adoption of FIN 48 and its impact is not known at this time. The cumulative effect of any adjustments will be disclosed following formal adoption and completion of evaluation of the effects of the pronouncement.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. The Company expects to adopt EITF 06-2 effective January 1, 2007, as required, but does not believe that the adoption of will have a material impact on its financial position.

In September 2006, the FASB issued SAFS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company expects to adopt SFAS No. 157 effective January 1, 2008, as required. We cannot reasonably estimate the impact of adoption at this time.

In September 2006, the SEC issued SAB No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. The Company has analyzed SAB 108 and determined that upon adoption it had no material impact on its financial condition or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

I. Financial Performance

Overview of Financial Performance – Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

Our revenues for the 2006 fiscal year were $28.6 million, $4.3 million or 17.6%, higher than revenues for the 2005 fiscal year. The increase was driven by a 16.9% increase in our Technology solutions segment, and a 21.0% increase in our Software applications segment. Technology solutions segment product sales of infrastructure and network products and instructional hardware (primarily interactive whiteboards) increased substantially over the prior year. We experienced a significant decline in Internet-protocol telephony product sales from 2005 to 2006. The decrease in the Internet-protocol telephony product sales and services revenues was offset by increases in sales of computer systems and peripherals, where CSI purchased the hardware and acted as reseller rather than agent. Software applications sales increased somewhat proportionally among the major areas of new software, delivery, installation and training related revenues and recurring support agreement revenues.

The gross profit for 2006 was $6.4 million, $0.2 million or 2.6% below the prior year. The gross margin percentage was 22.3% for 2006 and 27.0% for 2005. The small decrease in gross profit for the year was attributed to a decline in Technology solutions gross profit of $0.4 million driven by unfavorable changes in product mix which were not overcome by volume. A temporary backorder condition on components for a major purchase order in the fourth quarter of 2006 contributed to the amount of decline, but will benefit the first quarter of 2007. The decline in Technology solutions gross profit was partially offset by an increase in Software applications segment gross profit of $0.3 million from a more favorable balance in sales across its product offerings. The decline in the gross margin percentage was also as a result of the shift in technology solutions product sales to lower margin products.

Operating loss increased $57,000, or 30.6%, and remained at a net operating loss of $0.2 million for both the 2006 and 2005 year. The small dollar increase in net operating loss resulted from the lower gross profit in 2006 versus 2005, partially offset by a slight decrease in selling, general and administrative costs. Legal and professional fees and stock-based option redemption compensation incurred in connection with the reverse acquisition in 2005 did not recur in 2006, resulting in a $1.8 million decline in selling, general and administrative expenses. However, those decreases were substantially offset by two areas. First, sales activities increased selling, general and administrative expenses by $0.7 million, primarily as the Company increased its sales force in late 2005 and experienced the full impact of those salaries and related costs in 2006, and increased its marketing. The increased investment in sales activities helped increase revenues, although not increasing gross profit due to a shift in product mix based on customer needs. We are hopeful that future volume increases will offset the lower margins experienced from changes in product mix or that we will experience some additional sales of higher margin products and services. Secondarily, in 2006 we recorded $1.0 million in stock based compensation in accordance with SFAS No. 123(R) for non-employee directors, certain consultants assisting us with strategic planning and acquisitions, and to engage an investor relations firm. The stock compensation for our outside directors and certain business consultants was granted pursuant to understandings with them, previously reported, entered into at the time of the reverse merger.

While selling, general and administrative costs declined only $0.1 million in 2006, approximately $1.0 million of the costs recorded in selling, general and administrative expenses in 2006 related to stock based compensation, which was paid in stock, not cash. Accordingly, the decline in selling, general and administrative costs contributed to a significant improvement in cash flow (see also “Liquidity and Capital Resources—Cash from Operating Activities”). Accordingly, without considering the potential impact of any stock issued in connection with any new acquisition activity (which we would expect would be accompanied by additional revenue), we do not believe $0.7 million of the costs incurred in 2006 will recur in 2007. As a result of the portion of stock-based compensation related to 2005 service, but for which terms were not then finalized, we recorded a loss from operations rather than operating income.

Net loss increased $0.1 million or 16.3% to a net loss of $0.9 million. The small increase was primarily related to the decrease in operating income and a $0.1 million increase in taxes due to a small increase in the amount of non-deductible items for tax purposes. The net loss resulted primarily from the significant $1.0 million of non-cash stock-based compensation, of which $0.7 million was connected to the 2005 reverse acquisition, and for which the majority of the expense related to this obligation has now been recorded. A loss recorded in the fourth quarter of $0.3 million from our agreement to reduce the exercise prices on a portion of the warrants also contributed to the loss.

Results of Operations

Year Ended December 31, 2006 Versus Year Ended December 31, 2005

The following table and discussion set forth the change in sales and the major items impacting the change in operating income (loss) for the year ended December 31, 2006 compared to the year ended December 31, 2005.

	Twelve Months Ended
(000’s omitted)	December 31, 2006	December 31, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$28,554	$24,287	$4,267
GROSS PROFIT	6,373	6,546	(173)
OPERATING INCOME (LOSS)	(243)	(186)	(57)
SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross profit:
Sales			$4,267
Cost of sales excluding depreciation, amortization and capitalization			(4,623)
Depreciation and amortization			(263)
Capitalization of software costs			446

			(173)
Operating expenses:
Salaries, wages and benefits (excluding stock option compensation)			(231)
Stock based compensation			(340)
Reverse merger costs			674
Acquisition expenses			(38)
Professional and legal compliance and litigation related costs			419
Marketing expenses			(117)
Travel and mobile costs			(62)
Depreciation and amortization			(106)
Other SG&A expenses			(83)

			$(57)

Revenue

Our revenues for the 2006 fiscal year were $28.6 million, $4.3 million or 17.6% higher than revenues for the 2005 fiscal year. The increase was driven by increases in both our segments: Technology solutions, with a 16.9% increase, and Software applications, with a 21.0% increase. Technology solutions segment product sales of infrastructure and network products and instructional hardware (primarily interactive whiteboards) increased substantially over the prior year. We experienced a significant decline in Internet-protocol telephony product sales and services revenues from 2005 to 2006. The decrease in the Internet-protocol telephony product sales and services revenues was substantially offset by increases of computer systems and peripherals, where CSI purchased the hardware and acted as reseller rather than agent, leaving the sales of instructional hardware to be the most important contributor to the overall increase in revenues. Software applications sales increased somewhat proportionally among the major areas: new software, delivery, installation and training related revenues and recurring support agreement revenues. The sales effort was refocused in the latter half of 2005 with an increase in sales personnel.

Gross Profit

Gross profit for 2006 decreased $0.2 million, or 2.6%, to $6.4 million. The improvement in hardware sales was more than offset by an unfavorable change in product mix. Sales of one of our most profitable offerings, IP telephony product and services in 2005, decreased as a percentage of total sales. Sales of lower margin products grew as a percentage of sales: personal computer and peripheral hardware sales (some of our lowest margin products) and instructional hardware sales (a mid-margin product). The gross margin decreased from 27.0% in 2005 to 22.3% in 2006, due to the unfavorable changes in product mix, which increased cost of sales excluding depreciation, amortization and capitalization. The increase in the cost of sales component of capitalized software costs, net of depreciation and amortization was a result of the continued investment made in the development of the Microsoft .Net and SQL version of our fund accounting software. Such increase partially offset, to the extent capitalized, the salaries and wage costs included in cost of sales excluding depreciation, amortization and capitalization.

Operating Expenses

Operating expenses were $6.6 million for the 2006 fiscal year, a decrease of $0.1 million, or 1.7%, from the same period of the prior year. This decrease was primarily due to the absence of the legal and professional fees and other costs related to the reverse merger option compensation paid in cash and incurred in connection with the reverse acquisition, and settlement expense associated with merger related litigation. The decrease in these costs was substantially offset by increases in salaries and wages, marketing, and travel costs related primarily to increased selling activities, the non-cash stock-based compensation of our outside directors and our consultants, and increases in professional fees related to Sarbanes-Oxley compliance and sales-related consulting. Other SG&A expenses increased across a variety of areas due to the sales increase and growth of the business in general, including increases in operational costs related to moving into a larger facility in early 2006.

Reverse merger costs incurred in 2005 included $275,000 in fees paid to a financial advisor and finder retained by Barron, Liberty Company, LLC. The amount of Liberty’s compensation was based on a percentage of Barron’s investment. No commission or fee was paid to Barron, the investment group which purchased the preferred stock and received the warrants. The remaining $484,283 consisted of merger related fees paid principally for legal and accounting services. In 2006, $85,234 in professional fees was incurred for work related to finalizing the initial registration of the common stock underlying Barron’s preferred shares and warrants, which was declared effective February 14, 2006. On an ongoing basis, fees related to maintaining the registration are included in Professional and legal compliance and litigation costs.

Stock based compensation in 2005 represented costs incurred and paid in cash to redeem certain stock options held by key management employees of CSI – South Carolina in connection with the merger. In August 2000, CSI – South Carolina approved and implemented an equity incentive plan pursuant to which eight non-executive employees were granted options to purchase 1,065,746 shares of common stock of CSI – South Carolina, of which 59,208 had been previously cancelled and 1,006,538 were outstanding as of December 31, 2004. Immediately prior to the merger, CSI – South Carolina cancelled options to purchase 797,403 shares and paid the option holders $899,144 as compensation for the cancellation, and reduced unearned stock compensation for the redemption by $267,970, for net compensation expense of $631,174 during the period. Employer FICA and Medicare, additional expenses related to this transaction totaling $47,766, were also paid by CSI – South Carolina and are included in “Other selling, general and administrative expenses” in our audited consolidated statements of operations for the year ended December 31, 2005. In 2006, these costs related to the stock-based compensation of our directors and consultants providing strategic planning and acquisition and investor relations support recorded in accordance with SFAS No. 123(R). Unlike the 2005 stock based compensation, which was a cash payment for redemptions in connection with the reverse merger, the 2006 compensation was paid in stock, not cash.

Operating Income (Loss)

We recorded an operating loss for 2006 of $0.2 million, an increase of $57,000, or 30.6%, compared to the operating loss in 2005. This small dollar increase in 2006 compared to 2005 was due primarily to the impact of the insubstantial decline in gross profit partially offset by the small improvement in “Operating Expenses” described above.

Segment Information

Software Applications Segment

	Twelve Months Ended
(000’s omitted)	December 31, 2006	December 31, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$5,020	$4,148	$872
GROSS PROFIT	2,664	2,367	297
SEGMENT INCOME	502	435	67

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross profit:
Sales			$872
Cost of sales excluding depreciation, Amortization and capitalization			(808)
Depreciation and amortization			(213)
Capitalization of software cots			446

			297
Operating expenses:
Salaries, wages and benefits (excluding stock-based compensation)			(67)
Marketing expenses			(51)
Travel and mobile costs			(27)
Depreciation and amortization			(47)
Other miscellaneous			(38)

			$67

Software applications segment sales increased from increased sales in all areas: new and third party software, related delivery, training and support services and increased support agreements. The increased sales were due substantially to the impact of the increase in the number of sales personnel in late 2005.

Cost of sales increased primarily from increases in salaries, wages and benefits. Salaries and wages in cost of sales increased due to increased support for the .Net Microsoft SQL (application programming language and database) conversion effort, and also in the areas of delivery, training and support to provide for the increasing number of installations. Third party software and component costs also increased due to the increase in these sales. While salary and wage costs related to development are generally capitalized, the amortization of previously capitalized costs increased from the increased development efforts previously expended and depreciation increased form the investment in capital equipment (e.g., personal computers and related software) provided for a larger staff. Operating expenses increased primarily from the increased sales efforts including marketing and increased sales personnel and related travel and mobile expenses.

Technology Solutions Segment

	Twelve Months Ended
(000’s omitted)	December 31, 2006	December 31, 2005	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$23,534	$20,139	$3,395
GROSS PROFIT	3,709	4,178	(469)
SEGMENT INCOME	958	1,797	(839)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross profit:
Sales			$3,395
Cost of sales excluding depreciation, Amortization and capitalization			(3,814)
Depreciation and amortization			(50)

			(469)
Operating expenses:
Salaries, wages and benefits (excluding stock-based compensation)			(164)
Marketing expenses			(65)
Travel and mobile costs			(35)
Depreciation and amortization			(60)
Other miscellaneous			(46)

			$(839)

Technology solutions segment sales increased due primarily to sales of new hardware, primarily instructional (interactive whiteboard based) solutions, as well as outsourced engineering of less technical services, primarily installation of interactive whiteboards. Sales of more personal computer and printer hardware sold as reseller (where the price is recorded as gross revenue and the hardware cost is recorded in cost of sales) rather than as agent (where only commissions are recorded) also increased sales. This increase was partially offset and our margin impacted negatively as commissions on these products declined since overall sales, both as reseller and agent, were down. The increases in instructional and personal computer hardware sales were also coupled with an increase in technical support agreements. These increases were partially offset by decreases in higher margin technology sales, including internet telephony, as a result of a very large project in the prior year (at inception one of the largest implementations Cisco had ever experienced in the southeast) not recurring in the current year.

The shift in product mix to lower margin products resulted in the increase in cost of sales exceeding that of the increase in sales. We were unable to cover the shift in product mix with increased volume, particularly as a significant order in late 2006 was partial shipped and could not be installed and revenue recorded due to the backorder of critical component parts. In addition, salaries, wages and benefits increased due to an investment in the expansion of our technical support call center, which was partially offset by increases in sales of support agreements.

The following table summarizes the segment information discussed above to the consolidated amounts reported and previously discussed. The table also presents the segment assets information. Increases in segment assets came primarily from increases in the following:

•	Property and equipment increased primarily related to purchases and improvements related to the move to a new facility in April 2006 which provides space for significant future expansion.

•

Inventory increased significantly due to the partial shipment of a significant order in late 2006, where installation was delayed due to backordered component parts. The inventory was pre-sold and revenues related to the order were recorded in the first quarter of 2007 when collectability was assured.

•	Capitalized software costs for the software applications segment increased from the investment in the conversion of the fund accounting software to the Microsoft ..Net and SQL platform.

•	Deferred tax assets increased from net operating loss carryforwards.

•	Other assets increased due to the escrow ($100,000) for the purchase of McAleer Computer Associates, Inc. which was finalized January 2, 2007, and investment in trademarks.

These increases were partially offset by a decrease in accounts receivable. The decrease in accounts receivable was a result of a decrease in the amount of business billable through the federal government E-Rate (subsidy) program for school related communications projects which can have a longer collection cycle of up to 120 days. While we experienced an increase in the number of contracts awarded by our customers in 2006, we experienced a reduction in the amount of funding seen from the Federal government, which appeared to be due to slower processing of requests by the Federal government. Historically, approximately 25 to 30% of projects won receive funding. We began to see some funding late in 2006 and are hopeful we will see some pickup in future periods. With fewer E-Rate project related services performed, which have longer collection cycles, the accounts receivable balance was lower than in the prior year.

(000’s omitted)	Software Applications	Technology Solutions	Total Company
Fiscal year ended December 31, 2006:
Net sales and service revenue	$5,020	$23,534	$28,554
Gross profit	2,664	3,709	6,373
Segment income	502	958	*
Segment assets	4,825	4,635	9,460

Fiscal year ended December 31, 2005:
Net sales and service revenue	$4,148	$20,139	$24,287
Gross profit	2,367	4,179	6,546
Segment income	435	1,797	*
Segment assets	2,286	5,288	7,574

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

Certain non-recurring items (those items occurring for reasons which have not occurred in the prior 2 years and are not likely to reoccur in 2 years), stock-based compensation costs and compliance and acquisition costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. The following reconciliation presents separately those costs related to the merger and compliance costs, which have not been included in the analysis of segment income. Detailed discussions related to the merger costs have been previously discussed under “—E. Reverse Merger and Investment by Barron Partners LP—Summary of Merger Transactions.” In addition, due to public reporting requirements, we have incurred significant compliance-related professional and legal costs. These costs were not incurred in the prior years because CSI-South Carolina was not a reporting company at that time.

	Year Ended
	December 31, 2006	December 31, 2005
Segment income:
Software applications segment	$502	$435
Technology solutions segment	958	1,797

TOTAL SEGMENT INCOME	1,460	2,232
Less: Merger-related and compliance costs
Stock option compensation from stock option redemption in connection with merger		(631)
Stock compensation – non-cash	(971)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger		(48)
Reverse merger costs	(85)	(759)
Acquisition costs	(38)
Professional and legal compliance and litigation related costs	(609)	(980)

OPERATING INCOME (LOSS) Per consolidated Statements of Operations	$(243)	$(186)

Interest and Other Income and Expenses

Interest expense was $0.4 million in 2006 compared to $0.3 million in 2005. This slight increase was due to the addition of borrowings in connection with additional working capital requirements related to increased sales during the year and a higher interest rate paid on the subordinated debt. As of December 31, 2006, we had outstanding draws of $551,000 under our bank credit facility bearing interest at 8.10% (Libor plus 2.75%). We also had outstanding subordinated notes payable to Barron and the five former CSI-South Carolina shareholders totaling $2,250,400 and bearing interest at 8.75% (the Prime Rate as reported by Bank of America plus 2%) from February 2005 until May 2006 and at 15% since May 2006. Unrealized loss on warrants to purchase common stock was $0.3 million in 2006 compared to $0.4 million in 2005. The unrealized loss in 2006 was due to our decision to reduce the exercise price on a portion of warrants to encourage their earlier exercise. We believe the exercise of the warrants would increase the potential for an earlier increase in the amount of stock available for purchase in the marketplace and availability of additional cash for working capital purposes. The unrealized loss in 2005 was due to an increase in the market valuation (calculated using the Black Scholes method) of the financial instrument liability related to the warrants following their issuance in the first quarter of 2005, and up to the date of the reclassification of the warrant values to equity as a result of the amendment of the warrant agreement related liquidated damages provision. The accounting for the warrants is discussed further in Note 1, “Summary of Significant Accounting Policies and Activities” and Note 8, “Preferred Stock and Related Warrants” to our Consolidated Financial Statements dated December 31, 2006.

Income Taxes

Income taxes were recorded as a net benefit of $0.1 million in 2006 and $0.2 million in 2005. The decline was due primarily to the impact of non-deductible items for taxes including meals and entertainment, the expenses incurred in the recapitalization in connection with the reverse acquisition activity and the losses on the warrants. The effective tax rate was substantially less than the statutory rate due to the permanent difference between book and tax accounting from the non-deductibility of meals and entertainment, the recapitalization expenses and the non-cash loss on warrants recorded for book accounting under GAAP.

Net Income (Loss) and Earnings Per Share

Net loss increased $0.1 million or 16.3%, to a net loss of $0.9 million for 2006. The loss was a result of the significant non-cash, stock-based compensation and the non-cash loss on warrants to purchase common stock. The decline from the prior year was primarily a result of the $0.1 million reduction in operating income discussed previously.

Basic loss per share decreased from a net loss of $0.29 per share in 2005 to a net loss of $0.27 in 2006, primarily from an increase in the number of weighted average shares outstanding from conversions of some of the preferred shares to common stock and issuance of stock in connection with stock based compensation awarded to the outside board members and consultants. For the same reasons, on a fully diluted basis, loss per share decreased from a net loss of $0.29 per share in 2005 to a net loss of $0.27 per share in 2006. The remaining preferred stock and warrants issued in connection with the merger in February 2005 were not included in the calculation of diluted earnings per share for 2006 or 2005, as their effect was anti-dilutive.

J. Liquidity and Capital Resources

First Quarter 2005 Recapitalization

Prior to the February 2005 reverse acquisition, the Company had funded operations through cash flow from operations. As of December 31, 2004, the Company had $3.7 million in cash and cash equivalents and no outstanding loans.

Events in the first quarter of 2005 related to the merger and recapitalization of CSI – South Carolina have had a significant impact on our liquidity and capital resources. These events are described in more detail in the notes to the audited consolidated financial statements and earlier in management’s discussion. Substantially all of our cash at the time of the reverse acquisition was applied to the acquisition related dividend, redemption of stock options and merger consideration and costs. The Company issued preferred stock and warrants. It borrowed funds, both from its bank lender and subordinated debt from the preferred stock investor, to provide the remaining cash requirements of the merger. As a result, cash declined from $3.7 million at December 31, 2004 to zero ($0) at December 31, 2005 and December 31, 2006. Debt increased from zero ($0) at December 31, 2004 to borrowings at December 31, 2005 of $1.7 million and at December 31, 2006 of $0.6 million under our bank revolving line of credit and $2.3 million in subordinated notes (owed equally to the preferred stock investor, and the five former CSI – South Carolina shareholders). Due to the significant use of cash in the reverse acquisition, funds for working capital are now provided under our $5.5 million revolving line of credit.

Subsequent Events Impacting Liquidity and Capital Resources

Increase in Bank Credit Facilities

On January 2, 2007, we entered into agreements with our primary senior lender, RBC Centura Bank. The primary purpose was to increase the amount of our credit facilities in order to provide for our expanding working capital and other credit needs. Such funding needs included the Company’s acquisition of substantially all of the business operations of McAleer. Specifically, the Company’s revolving facility was increased from $3.5 million to $5.5 million, and our equipment facility was increased from $400,000 to $800,000. The revolving facility is priced at one month LIBOR plus 2.5% and expires on May 30, 2007. The equipment facility bears interest at 7.85% and is payable in 36 consecutive monthly installments of principal and interest of $25,015, maturing January 1, 2010. Availability under the revolving facility is determined pursuant to a borrowing base equal to 80% of the Company’s eligible accounts. Both the revolving facility and the equipment facility are secured by substantially all of our assets.

As a part of amended loan arrangements, the bank also committed to extend mortgage financing to be used to pay off the $525,000 indebtedness incurred by the Company to William McAleer in the acquisition of real estate in Mobile, Alabama as a part of the McAleer acquisition. The Company utilized $486,000 of such financing (90% of the building’s appraised value) and a $39,000 draw on its line of credit to repay the $525,000 note payable to William McAleer in February 2007. The new real estate loan is payable on a 15 year amortization with a balloon payment due at the end of year three.

Our credit facility with RBC Centura Bank and the recent facility amendments are discussed in more detail in the notes to the audited consolidated financial statements and under “—B. Subsequent Events—Modification of Bank Credit Facilities” above.

Acquisition of McAleer

On January 2, 2007, we consummated the acquisition of substantially all of the assets and business operations of McAleer. McAleer and the acquisition transaction is discussed in more detail under “—B. Subsequent Events—Acquisition of McAleer Computer Associates, Inc.” and “Item 1. Description of Business—I. McAleer Acquisition.”

The purchase price was $4,050,000, of which $3,525,000 was paid in cash at closing. The balance of $525,000 was to be paid pursuant to a promissory note in 20 quarterly installments of principal in the amount of $26,250 plus interest in arrears at the LIBOR rate, beginning March 31, 2007. (This amount was refinanced with a real estate note and small draw on our credit facilities in February 2007, as discussed under “—Increase in Bank Credit Facilities” above). We assumed no liabilities of McAleer, other than certain leases and obligations of McAleer under ongoing customer contracts. Expenses for the acquisition consist of legal and professional fees, travel costs, stock compensation and various other expenses related to the acquisition transaction. We estimate that the expenses will total approximately $250,000, a portion of which, yet to be determined, will be capitalized and allocated to goodwill.

The acquisition was funded in part with advances of $2.2 million under our modified bank credit facilities. Following such advances, borrowings under the revolving facility totaled $2.2 million with $400,000 available for further advances. We also utilized approximately $1.3 million in cash from McAleer as, pursuant to the asset purchase agreement, service contract revenue with respect to 2007 which was received by McAleer in 2006 prior to the closing and was segregated for our account.

Our utilization of draws under our bank revolver to fund a large portion of the purchase price of the McAleer acquisition has reduced our availability under the facility. Increased working capital requirements as a result of anticipated sales growth, as well as the addition of working capital requirements associated with our McAleer operations, could put pressure on the adequacy of our bank revolving credit facility. Accordingly, we continue to evaluate other funding options, as discussed below under “—Future Capital Needs and Resources.”

Amendment of Warrants and Registration Rights Agreement

On December 29, 2006, we agreed with Barron to amend our common stock warrants held by Barron. In particular, a portion of such warrants were reduced in price in order to encourage their earlier exercise. The exercise of the warrants would provide us with additional equity capital to fund a variety of long term needs. The sale of shares following exercise would also serve to improve the liquidity of our shares by increasing the float or number of shares available in the open market to investors, including larger purchasers such as institutional and larger private investors. One warrant was amended and divided into two warrants: one for 1,608,868 shares of common stock at an exercise price of $0.70 per share and another for 2,000,000 shares of common stock at the original exercise price of $1.3972 per share. The second warrant was likewise amended and divided into two warrants: one exercisable for 1,608,868 shares of common stock at a price of $0.85 per share and another for 2,000,000 shares of common stock at the original exercise price of $2.0958 per share.

Assuming the exercise of all warrants, the total proceeds from the warrants prior to the reset was approximately $12.5 million and following the reset was approximately $9.4 million. We anticipate that any funds received from the exercise of the amended warrants by Barron would be utilized for long term capital needs. Such needs include the repayment of indebtedness, including debt utilized to fund the acquisition of the business operations of McAleer.

The agreement with Barron for the repricing and division of the warrants also extended the effective term of the Registration Rights Agreement between Barron and us by one year until February 11, 2009. In addition, Barron agreed to waive any further liquidated damages under the Registration Rights Agreement. The amendments to the warrants and the Registration Rights Agreement are discussed in more detail in the notes to the audited consolidated financial statements and “—B. Subsequent Events—Amendment of Warrants and Registration Rights” above.

Cash from Operating Activities

Cash provided by operating activities totaled $3.0 million for the year ended December 31, 2006, compared to cash used for operating activities of $1.1 million for the year ended December 31, 2005. As the net loss did not change appreciably in comparison to the prior year, the increase of $4.1 million in cash flow from operations is due primarily to improved collections on accounts receivable, particularly in connection with reduced E-Rate services (which have a longer collection cycle) performed in 2006 versus 2005. The increase was partially offset by a decrease in accounts payable, after deducting the offsetting impact from the increase in inventories which were delivered to us in late 2006, but not billed to the customer or paid to the vendor until the first quarter of 2007, due to backordered components. Increased non-cash charges for depreciation and amortization and cash collections on support agreements recorded as deferred revenue also contributed significantly to the improvement.

Significant changes at December 31, 2006 since the prior year end to Balance Sheet items related to operating activities are as follows:

The decrease in accounts receivable ($2.1 million) was a result of the reduction of E-Rate business for which receivables collection is traditionally slower than non E-Rate business as previously discussed. The increase in inventories ($2.6 million) and accounts payable ($1.6 million) is due to receipts at year end 2006 which could not be billed to the customer and not paid to the vendor until the first quarter of 2007, due to backordered components. The increase in deferred revenue ($0.6 million) is in connection with a significant increase in support agreements in connection with support on sales of new software and upgraded support agreements, which are deferred over the life of the agreement. Deferred tax assets increased in the current year period due primarily to the changes in computer development wages capitalized as computer software costs, net. This amount is added back in the cash flows statement as a reconciling item as this amount did not affect the decrease in cash flows.

Cash from Investing Activities

Cash used for investing activities totaled $2.1 million for the year ended December 31, 2006, compared to $1.2 million for the year ended December 31, 2005. Of the $1.0 million increase, $0.4 million is due primarily to the continued investment in development in the .Net version of CSI’s major software modules, and is reflected in the increase in computer software costs, net in the consolidated balance sheet. An additional $0.3 million represents capital additions to support the increase in the business, primarily to support the move made in April 2006 to a new expanded facility with room for future growth. Assets purchased included computers, office cubicles, leasehold improvements, networking and development servers and related equipment and additional software licenses for support and customer management. The remaining $0.3 million of the increase related primarily to deferred acquisition costs related to McAleer including a $0.1 million deposit toward the acquisition which was consummated in early 2007 (as previously discussed). Changes in the balance sheet line items for other assets are primarily related to trademarking activities and the deposit and deferred expenses in connection with the consummation of the McAleer acquisition subsequent to year end.

Cash from Financing Activities

Cash used for financing activities netted to $0.8 million for the year ended December 31, 2006, compared to $1.3 million for the year ended December 31, 2005. In 2006, the $0.8 million was used primarily for a net reduction in debt, while in 2005, the $1.3 million use was due entirely to activities related to the reverse acquisition, which have been summarized earlier in management’s discussions above and in the notes to the audited consolidated financial statements, except for net additional borrowings of $201,000 on the line of credit facility’s initial balance of $1,500,000 drawn in connection with the merger.

In addition to the cash used for financing activities related to the merger, the Company incurred approximately $700,000 in legal and professional fees which were expensed and are included in the discussion of cash used for operating activities above.

Also, the Company has $2,250,400 in notes outstanding, of which $1,125,200 is payable to Barron and the remaining $1,125,200 is payable in equal amounts to the five former shareholders of CSI – South Carolina, which were due and payable in May 2006 and accrue interest at the Bank of America’s prime rate plus 2%. These amounts were not paid at such time, and the interest rate on these obligations increased to 15% per annum. The status of the subordinated notes is discussed under “—Credit Arrangements” below.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Years Ended December 31, 2006 and 2005

EBITDA increased 525.0% to $475,000 for the year ended December 31, 2006 compared to EBITDA of $76,000 reported for the same period in 2005. The EBITDA increase was primarily due to the increase in depreciation and amortization over the prior year. EBITDA was negatively impacted by a decrease in gross margin, increased investment in selling activities and an increase in activities-related to professional fees, primarily sales related consulting and Sarbanes-Oxley compliance work. However, the negative impact of these items on EBITDA was substantially offset by the reduction in reverse merger related costs and net unrealized loss on warrants. Adjusted EBITDA for the year ended December 31, 2006 decreased by 26.6% or $0.6 million to $1.8 million compared to $2.4 million for the prior year. The Adjusted EBITDA decrease was driven primarily due to the increase in depreciation and amortization over the prior year and by the decrease in gross margin, increased investment in selling activities and an increase in activities related to professional fees including sales related consulting and Sarbanes-Oxley compliance as previously discussed.

Explanation and Reconciliation of EBITDA and Adjusted EBITDA

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

We use EBITDA for evaluating the relative underlying performance of the Company’s core operations and for planning purposes, including a review of this indicator and discussion of potential targets in the preparation of annual operating budgets. We calculate EBITDA by adjusting net income or loss to exclude net interest expense, income tax expense or benefit, depreciation and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

EBITDA is presented as additional information because management believes it to be a useful supplemental analytic measure of financial performance of our core business, and as it is frequently requested by sophisticated investors. However, management recognizes it is no substitute for GAAP measures and should not be relied upon as an indicator of financial performance separate from GAAP measures (as discussed further below).

“Adjusted EBITDA or “Financing EBITDA” is a non-GAAP financial measure used in our calculation and determination of compliance with debt covenants related to our bank credit facilities. Adjusted EBITDA is also used as a representation as to how EBITDA might be adjusted by potential lenders for financing decisions and our ability to service debt. However, such decisions would not exclude those other items impacting cash flow which are excluded from EBITDA, as noted above. Adjusted EBITDA is defined as net income or loss adjusted for net interest expense, income tax expense or benefit, depreciation, amortization, and also certain additional items allowed to be excluded from our debt covenant calculation including other non-cash items such as operating non-cash compensation expense (such as stock-based compensation), and the Company’s initial reorganization or restructuring related costs, unrealized gain or loss on financial instrument (non-cash related) and gain or loss on the disposal of fixed assets. While we evaluate the Company’s performance against debt covenants on this basis, investors should not presume the excluded items to be one-time costs. If the Company were to enter into additional capital transactions, for example, in connection with a significant acquisition or merger, similar costs could reoccur. In addition, the ongoing impact of those costs would be considered in, and potential financings based on, projections of future operating performance which would include the impact of financing such costs.

We believe the presentation of Adjusted EBITDA is important as an indicator of our ability to obtain additional financing for the business, not only for working capital purposes, but particularly as acquisitions are anticipated as a part of our growth strategy. Accordingly, a significant part of our success may rely on our ability to finance acquisitions.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

(000’s omitted)	Twelve Months Ended December 31,
	2006	2005
Reconciliation of Net income (loss) and Net income (loss) per share per GAAP to EBITDA and Adjusted (Financing EBITDA):
Net income (loss) per GAAP	$(880)	$(757)
Adjustments:
Income tax expense (benefit)	(98)	(162)
Interest expense, net	406	319
Depreciation and amortization of fixed assets and trademarks	338	151
Amortization of software development costs	709	525

EBITDA	475	76

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	971	—
Reverse acquisition costs	—	759
Reverse acquisition related option redemption costs	—	631
Net unrealized loss on warrants	329	414
Reverse merger related litigation costs	—	539

Adjusted (Financing) EBITDA	$1,775	$2,419

Credit Arrangements

Bank Credit Facilities

During the first quarter of 2005, in order to support the activities of the reverse acquisition, the Company entered into a $3.0 million line of credit facility with a bank whereby the Company could borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3.0 million. Immediately upon entering into the loan agreement in 2005, the Company borrowed $1,500,000 which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. In the first quarter of 2006, this facility was renewed with an increased limit of $3.5 million. In January 2007, this facility was amended with an increased limit of $5.5 million to support the financing of McAleer and the growth of the Company. The bank revolving credit facility is discussed in detail under “—B. Subsequent Events—Modification of Bank Credit Facilities.”

As of December 31, 2006, there was $551,000 of outstanding draws under our bank credit facility, and $1,781,000 was available under the facility. On January 2, 2007, immediately preceding the acquisition there was approximately $569,000 outstanding under the facility. Subsequent to entering into the amended agreement, we drew down $1,672,836, which was used in the funding of the McAleer acquisition. Following such advance, borrowings under the revolving facility totaled $2,241,836, with $412,916 available for further advances. As of March 16, 2007, $901,000 was outstanding under the facility and $1,337,000 was available for additional draws.

On February 14, 2006, the Company entered into a 42-month term loan totaling $400,000 with the Bank, at a fixed interest rate of 7.5% per annum. The purpose of the loan was to finance capital expenditures long term and improve availability under the revolving facility. Pursuant to the January 2007 modification to the bank’s credit facilities, the February 2006 equipment loan was modified, increasing it to $800,000. The equipment note bears interest at 7.85% per annum. Principal and interest is payable in 36 consecutive monthly payments of principal and interest of $25,015 continuing until January 1, 2010. The new equipment note refunded the February 2006 equipment loan balance at December 31, 2006 of $313,954, with an additional $486,046 being advanced at the January 2, 2007 closing. The additional proceeds represented a reimbursement to the Company for capital expenditures incurred during 2006, and were used to help fund the McAleer acquisition. The equipment facility with our bank is discussed in more detail under the section entitled “—B. Subsequent Events—Modification of Bank Credit Facilities.”

The credit facilities with our bank are subject to certain restrictive covenants, including financial covenants. As of December 31, 2006, we believe we had complied with all such covenants. These financial and other restrictive covenants are discussed under the section entitled “—B. Subsequent Events—Modification of Bank Credit Facilities.”

We anticipate renewing the bank credit facility prior to its expiration date in May 2007. We do not believe that cash flow from operations will be sufficient to repay the facility at maturity and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that our existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. Further, any failure to resolve our default under or otherwise restructure the subordinated notes, or to maintain the cooperation of the holders of such notes, could negatively impact our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

Subordinated Notes

The Company also has significant commitments under the subordinated notes payable to the original five shareholders of CSI – South Carolina and Barron, as a result of the reverse acquisition, totaling $2,250,400, which was due and payable on May 10, 2006. The Company declined to pay the subordinated notes at maturity, and such notes are in default. Interest not paid quarterly and any principal not paid by the due date accrue interest at 15% until paid.

Although we possessed adequate availability on the May 10, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable.

Our subordinated noteholders have cooperated with us in the deferral of payment on the subordinated notes. We have paid interest at a default rate of 15%, and as of December 31, 2006, were current with such payments. We anticipate the continued cooperation of the noteholders and the ultimate successful negotiation of a maturity date extension or other restructuring of our subordinated debt with the holders. Looking forward, we believe it unlikely that we will be able to generate sufficient operating cash flow so as to permit repayment of the subordinated notes with draws under the revolving credit facility. Instead, we believe the subordinated notes will be restructured or repaid from long term capital sources. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, we can give no assurance that we will be able to successfully restructure, extend or refund the subordinated notes, or that the noteholders will continue to cooperate. The notes are subordinated to our senior bank debt, and we believe the ability of the noteholders to have direct recourse against us is limited. However, we can give no assurances as to what adverse collection actions the subordinated noteholders might take, and the impact such actions and default might otherwise have on our other creditors and our financial condition. We do not anticipate any of the noteholders taking any action detrimental to us. It should be noted that five of the subordinated noteholders are currently significant stockholders of the Company, and four of these are executive officers. The sixth noteholder, Barron, holds all our preferred stock.

Future Capital Needs and Resources

General

Since inception, and prior to the merger, the Company had funded its operations through cash flow from operations. At December 31, 2004, prior to the February 2005 reverse merger, our capital resources included $3.7 million of cash. The cash-rich status of the Company was significantly impacted by the merger and related transaction. At December 31, 2005 and 2006, our cash balance was zero. Accordingly, as a result of the recapitalization in connection with the reverse merger the Company has chosen to utilize a line of credit facility and term loan to assist in the financing of future needs. Also, in order to conserve capital and borrowing capacity, we refrained from repaying the $2.3 million in subordinated notes upon their maturity in May 2006. On January 2, 2007, our bank revolving credit facility was increased from $3.5 million to $5.5 million, and our equipment facility was increased from $400,000 to $800,000. The increases were to provide for our expanding working capital and other credit needs, including the funding of the Company’s acquisition of McAleer. The modification of the bank credit facility is described in more detail under Note 16 to our audited consolidated financial statements dated December 31, 2006.

As discussed under “—B. Subsequent Events—Acquisition of McAleer Computer Associates, Inc.” and Note 16 to our audited consolidated financial statements dated December 31, 2006, in January 2007 we purchased substantially all of the business operations of McAleer for $4.1 million. Of this, $3.5 million was paid in cash at closing and the balance of $525,000 is being financed via a five year promissory note. The acquisition was funded by advances of about $2.2 million under our modified credit facilities with our bank. We also utilized approximately $1.3 million in cash from McAleer.

Ongoing capital resources depend on a variety of factors, including our existing cash balance, the cash flow generated from our operations and external financial sources that may be available. During 2006, we utilized improved cash flow from operating activities and our bank line of credit in the amount of $3.5 million to fund operations. We also utilized the $400,000 bank term loan entered into in February 2006 to support capital expenditures. We plan to continue using our increased $5.5 million revolving credit facility to fund operations. As of March 16, 2007, $1,337,000 was available for additional advances under the facility. Our financial projections and related forecasts of working capital needs have indicated the revolving facility would be adequate for the next year. However, our utilization of draws under the revolver to fund a large portion of the purchase price of the McAleer acquisition effectively used up the additional availability we gained in the January 2007 increase in the revolving credit facility from $3.5 million to $5.5 million. Additional billings shortly thereafter increased our borrowing base and improved this position. However, should increased working capital requirements as a result of anticipated sales growth exceed our expectations or operational cash flows be lower than anticipated without a corresponding decline in working capital requirements, coupled with the addition of working capital requirements associated with our McAleer operations, we could experience a need to increase our bank revolving credit facility or seek additional financing. Accordingly, we will continue to evaluate other funding options. These could include mezzanine financing to match the longer-term nature of our investment in McAleer with longer term debt, or the raising of additional equity. Our evaluation of potential long-term funding sources has also included exercise of the warrants. Encouraging the earlier exercise of the warrants, as well as encouraging an earlier increase in the float of our stock, entered into our decision to reduce the pricing on a portion of the warrants.

In addition to financing sources, our operating cash flow is a significant source for us to meet our future capital needs. Our ability to generate sufficient operating cash flow is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers; and

•	our ability to continue to grow our customer base.

Over the last year, the Company has experienced significant improvement in its cash flow from operations compared to the prior year. More than $800,000 of expense recorded in the current year related to non-cash, stock based compensation compared to only $400,000 in non-cash expenses (related to the loss on the warrants) in the prior year, and the Company did not incur the significant costs related to the reverse merger, including litigation costs. As a result, our cash flow from operations improved by more than $2 million. This improvement placed the Company in a position to fund the purchase of McAleer with the increase in its revolving credit facility, but without significant new types of debt or equity. While not anticipated, the use of short-term funding for the acquisition could place some pressure on us in the short-term. However, we bill the largest portion of our annual service agreements for our software segment toward the end of the second quarter. These funds are collected primarily in the second and third quarters. The addition of the McAleer acquisition adds another large portion of similar billings at the end of the fourth quarter, which is collected primarily in the fourth and first quarters. Additionally, our projections as to the acquisition of McAleer were that it would be cash flow positive, including the costs of financing. As a result, we see risk associated with the costs of the acquisition as being in the near-term and continuing improvements in our cash position long-term. This assessment does not take into account additional capital related to additional acquisitions, and it assumes our ongoing ability to secure asset-based financing to fund our growth. Our primary reasons for pursuing other financing and equity capital are to reduce short-term risk, if any, to fund acquisitions, and to repay our subordinated notes (potentially as part of funding an acquisition).

Factors Affecting Capital Needs and Resources

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Customer support billings. We historically bill a significant portion of our service contracts late in the second quarter of the year. In the past this amount has exceeded $2,000,000. While revenue for service contracts is deferred over the life of the contract (typically over a year) significant cash is generated in the third quarter as a result of the service payments being billed and collected as payment for the entire future year’s service. The Company borrows through its line of credit based on availability tied to its receivables. Cash collections are first used to pay down the line of credit. Thereafter, funds are available to be borrowed again based on our receivables position and line of credit limit as detailed below. Only if the line of credit were paid down and working capital needs met, would we have significant cash on our balance sheet.

A significant portion of service contracts provided by our new McAleer operations are historically billed in the fourth quarter and collected in the fourth and final quarters of each fiscal year. A large amount of expected receipts for our 2007 agreements were collected and used to fund the acquisition of McAleer, and reduced the borrowings needed to complete the acquisition. We expect that the year end collections for McAleer agreements will help offset our historically large mid-year collections in future years.

Burden of Professional and Legal Compliance Costs. For the year ended December 31, 2006, professional and legal compliance and litigation costs, excluding stock-based (non-cash) compensation, totaled $609,117. These related primarily to compliance costs related to operating as a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should abate due to the reduced registration costs as the Company’s registration statement was declared effective with the SEC on February 14, 2006. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Also, the compliance costs associated with public company status are significant and will continue. However, management anticipates that some cost efficiencies may be realized as CSI gains experience as a reporting company and management seeks to aggressively manage compliance costs.

Bank Credit Facility. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, for the foreseeable future, we will rely on our line of credit facility whereby the Company can borrow up to 80% of its eligible receivables balance, not to exceed the total facility limit of $5.5 million. As of December 31, 2006, there was $551,000 of outstanding draws under our bank credit facility, and $1,781,000 was available under the facility. On January 2, 2007, immediately preceding the acquisition there was approximately $569,000 outstanding under the facility. Subsequent to entering into the amended agreement, we drew down $1,672,836, which was used in the funding of the McAleer acquisition. Following such advance, borrowings under the revolving facility totaled $2,241,836, with $412,916 available for further advances. As of March 16, 2007, $901,000 was outstanding under the facility and $1,337,000 was available for additional draws.

We project that the revolving credit facility with our bank will be sufficient to fund our operations in the next twelve months. However, our utilization of draws under the revolver to fund a large portion of the purchase price of the McAleer acquisition effectively used up the additional availability we gained in the January 2007 increase in the revolving credit facility from $3.5 million to $5.5 million. Increased working capital requirements as a result of anticipated sales growth, as well as the addition of working capital requirements associated with our McAleer operations, could put pressure on the adequacy of the bank revolving credit facility. Accordingly, we continue to evaluate other funding options, as discussed above.

Subordinated Promissory Notes. At December 31, 2006, subordinated promissory notes payable to shareholders totaled approximately $2.3 million. As discussed above, we declined to repay the subordinated promissory notes upon their maturity on May 10, 2006. From discussions with the holders of the subordinated notes, we anticipate that they will cooperate with the Company in formulating a new repayment schedule or other resolution. Our bank lender has likewise consented with respect to the subordinated notes and has granted a waiver relating to their nonpayment. Such notes are also subordinated to our senior debt, and we believe the ability of the subordinated debt holders to have direct recourse against the Company is currently limited. However, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such noteholders also may take legal or other adverse collection actions against the Company. For further discussion regarding the subordinated notes, please see “—Credit Arrangements” above.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2007 will principally consist of $1.2 million for software development and $600,000 for capital expenditures. We plan to fund these amounts through cashflow from operations, our line of credit or other financing options discussed above.

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

As previously discussed, we acquired McAleer on January 2, 2007. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. We anticipate that the acquisition of McAleer will provide several benefits as previously discussed in “—B. Subsequent Events—Acquisition of McAleer Computers Associates, Inc.” A large portion of the cash consideration for the acquisition was funded by draws under our bank revolving credit facility, thereby reducing our availability under the facility to support working capital needs. Also, it is expected that the acquisition of McAleer, like most acquisitions by the Company of other operating businesses, will increase the working capital needs of the Company. While our line of credit may be sufficient, its adequacy may be strained by our increased working capital and other needs as a result of acquisition activity. We continue to pursue other opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization. A number of options, as discussed above, are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

Potential Capital Inflow from Warrants Exercise. A significant amount of cash and capital for the Company would be generated by the exercise by Barron of its common stock warrants. The exercise of our warrants with an exercise price of $0.70 would generate approximately $1.1 million. The exercise of our warrants priced at $0.85 would generate approximately $1.3 million. The exercise of our warrants priced at $1.3972 would generate approximately $2.8 million. And the exercise of our warrants with a price of $2.0958 would generate approximately $4.2 million. The complete exercise of the warrants is in the sole discretion of Barron, subject to the restrictions in the preferred stock and the warrants prohibiting Barron from beneficially holding greater than 4.9% of our outstanding common stock, at any time. Although we presume any decision by Barron to exercise the warrants or any portion would depend upon our stock price, results of operations and the long term outlook for the development of our business, among other things, we cannot predict if and when Barron may exercise the warrants. Accordingly, there can be no assurance that Barron will exercise the warrants and that we will receive any resulting capital.

The warrants may be exercised on a cashless basis, in which case the Company would receive no cash proceeds. However, Barron is prohibited from electing a cashless exercise so long as there is an effective registration statement with respect to the shares underlying the warrants. Accordingly, it will be important for us to maintain the effectiveness of the registration statement covering the warrant shares in order to assure the receipt of equity capital from the exercise of the warrants. Our registration statement was declared effective on February 14, 2006, and we filed a post-effective amendment to the registration statement in January 2007 which has not yet been declared effective. Barron has not invoked the cashless exercise provision.

Long Term Debt Financing. On February 14, 2006, the Company entered into an agreement with RBC for a 42 month term loan of $400,000 at a fixed interest rate 7.5% per annum. The purpose of the loan was to finance capital expenditures long term and improve availability under our bank credit facility for working capital purposes. As of December 31, 2006 the Company had paid $22,045 of interest and $86,046 of principal related to the loan. On January 2, 2007, the equipment facility was increased to $800,000 and the proceeds used to help fund the acquisition of McAleer. The equipment facility is discussed further in Note 16 to our audited consolidated financial statements dated December 31, 2006.

Adequacy of Liquidity and Capital Resources

Based on the foregoing, our management anticipates that our cash flow from operations and our existing bank credit facility will be adequate to fund our short term liquidity and capital needs, so long as we are able to successfully continue to receive cooperation as to the deferral of payment on our subordinated debt. Although we believe our $5.5 million bank credit facility will be sufficient to fund our operations in the next twelve months, additional availability under the facility from the January 2007 modification was used to fund a large portion of the cash consideration in the acquisition of McAleer. Further, increased working capital requirements as a result of anticipated sales growth, as well as the addition of working capital requirements associated with our McAleer operations, could put pressure on the adequacy of our bank revolving credit facility. We are pursuing other financing alternatives which could include mezzanine financing or other capitalization alternatives. These options are under consideration, and could provide longer-term financing to match our long-term capital needs. Such needs would include providing longer term financing for the recent acquisition of McAleer, potentially supporting additional acquisition activities, and increased working capital. Depending on cash flow from current operations, should we find longer-term funding unnecessary, we may not take advantage of such options, thereby paying down debt and minimizing any potential for dilution from any additional capital raised.

In making our assessments of a fully-funded business plan, we have considered:

•	cash and cash equivalents on hand or available to fund our operations at December 31, 2006;

•	expected cash flow from operations;

•	our $5.5 million bank revolving credit facility, and availability under the facility;

•	the anticipated level of capital expenditures of $600,000;

•	software development costs of $1.2 million;

•	our scheduled debt service; and

•	the McAleer acquisition.

If our business plans change, including as a result of changes in our products or technology; or if we decide to expand into additional markets; or if economic conditions in any of our markets generally arise and have a material effect on the cash flow or profitability of our business; or if we have a negative outcome related to the debt covenants and are unable to obtain a waiver; or are unable to successfully restructure our subordinated debt; or if our working capital needs outstrip availability under our $5.5 million revolving credit facility; then, the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of available sources of cash and timing of our ability to generate net income could change significantly. A decision by Barron not to exercise warrants or to utilize a cashless exercise could result in the necessity to pursue other funding.

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

Item 7.	Financial State ments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Computer Software Innovations, Inc. and Subsidiary

Easley, South Carolina

We have audited the accompanying consolidated balance sheets of Computer Software Innovations, Inc. and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Software Innovations, Inc. and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years then ended in conformity with United States generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina
March 14, 2007

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	3,828,190	5,891,950
Inventories	2,569,382	—
Prepaid expenses	56,174	70,962
Income tax receivable	43,651	192,918

Total current assets	6,497,397	6,155,830

PROPERTY AND EQUIPMENT, net	771,472	411,835
COMPUTER SOFTWARE COSTS, net	1,505,458	983,654
DEFERRED TAX ASSET	366,476	—
OTHER ASSETS	318,884	22,475

Total assets	$9,459,687	$7,573,794

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,995,021	$2,349,785
Deferred revenue	2,079,492	1,498,418
Deferred tax liability	373,960	298,764
Bank line of credit	551,000	1,701,000
Current portion of note payable	109,274	—
Subordinated notes payable to shareholders	2,250,400	2,250,400

Total current liabilities	9,359,147	8,098,367

NOTE PAYABLE, less current portion	204,680	—

Total liabilities	$9,563,827	$8,098,367

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 7,012,736 and 7,217,736 shares issued and outstanding, respectively	7,013	7,218
Common stock - $0.001 par value; 40,000,000 shares authorized; 3,429,030 and 2,631,786 shares issued and outstanding, respectively	3,429	2,632
Additional paid-in capital	6,473,342	5,111,736
Retained earnings (deficit)	(6,525,773)	(5,646,159)
Unearned stock compensation	(62,151)	—

Total shareholders’ equity (deficit)	(104,140)	(524,573)

Total liabilities and shareholders’ equity (deficit)	$9,459,687	$7,573,794

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2006	2005
REVENUES
Software applications division	$5,019,860	$4,148,211
Technology solutions division	23,533,670	20,138,513

Net sales and service revenue	28,553,530	24,286,724
COST OF SALES
Software applications division:
Cost of sales, excluding depreciation, amortization and capitalization	2,738,281	1,930,369
Depreciation	65,011	35,095
Amortization of capitalized software costs	709,175	525,316
Capitalization of software costs	(1,156,307)	(709,972)

Total software applications division cost of sales	2,356,160	1,780,808

Technology solutions division:
Cost of sales, excluding depreciation	19,732,931	15,918,363
Depreciation	91,516	41,667

Total technology solutions division cost of sales	19,824,447	15,960,030

Total cost of sales	22,180,607	17,740,838

Gross profit	6,372,923	6,545,886
OPERATING EXPENSES
Salaries, wages and benefits	3,442,095	3,210,882
Stock based compensation	970,894	631,174
Reverse merger costs	85,234	759,283
Acquisition expenses	38,217	—
Professional and legal compliance and litigation related costs	609,117	980,076
Marketing expenses	116,661	—
Travel and mobile costs	462,417	400,412
Depreciation and amortization	180,975	74,514
Other selling, general and administrative expenses	710,323	675,579

Total operating expenses	6,615,933	6,731,920

Operating loss	(243,010)	(186,034)
OTHER INCOME (EXPENSE)
Interest income	3,522	6,032
Interest expense	(409,334)	(324,815)
Gain on disposal of property and equipment	—	100
Unrealized loss on warrants	(329,153)	(414,360)

Net other expense	(734,965)	(733,043)

Loss before income taxes	(977,975)	(919,077)
INCOME TAX BENEFIT	(98,361)	(162,467)

Net loss	$(879,614)	$(756,610)

BASIC AND DILUTED LOSS PER SHARE	$(0.27)	$(0.29)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and Diluted	3,236,327	2,631,786

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK	PREFERRED STOCK	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS (DEFICIT)	UNEARNED STOCK COMPENSATION	TOTAL
Balances at December 31, 2004	$2,632	$—	$77,368	$4,070,451	$267,970	$4,418,421
Purchase of VerticalBuyer shell	—	—	(415,024)	—	—	(415,024)
Stock based compensation	—	—	—	—	631,174	631,174
Redemption of stock options	—	—	—		(899,144)	(899,144)
Dividends paid	—	—	—	(3,460,000)	—	(3,460,000)
Issuance of preferred stock to Barron	—	7,218	—	—	—	7,218
Reclassification of warrant from liability to equity	—	—	5,449,392	—	—	5,449,392
Purchase of stock from shareholders upon merger	—	—	—	(5,500,000)	—	(5,500,000)
Net loss	—	—	—	(756,610)	—	(756,610)

Balances at December 31, 2005	$2,632	$7,218	$5,111,736	$(5,646,159)	$—	$(524,573)
Barron’s conversion of preferred stock into common stock	205	(205)	—	—	—	—
Warrant repricing	—	—	329,153	—	—	329,153
Stock based compensation	592	—	1,032,453	—	(62,151)	970,894
Net loss	—	—	—	(879,614)	—	(879,614)

Balances at December 31, 2006	$3,429	$7,013	$6,473,342	$(6,525,773)	$(62,151)	$(104,140)

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(879,614)	$(756,610)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	1,046,677	676,592
Stock compensation expense	970,894	631,174
Deferred income taxes	(291,280)	86,134
Gain on disposal of fixed assets	—	(100)
Unrealized loss on warrants	329,153	414,360
Changes in deferred and accrued amounts
Accounts receivable	2,063,760	(3,529,646)
Inventories	(2,569,382)	—
Prepaid expenses	(73,921)	7,472
Accounts payable	1,645,236	1,575,960
Deferred revenue	581,074	285,520
Taxes payable (receivable)	149,267	(502,671)

Net cash provided by (used for) operating activities	2,971,864	(1,111,815)

INVESTING ACTIVITIES
Purchase of property and equipment	(697,139)	(419,560)
Capitalization of computer software costs	(1,156,307)	(709,972)
Purchase of computer software	(74,672)	(42,210)
Deferred acquisition costs	(167,318)	—
Trademarks and other assets	(40,382)	(8,602)

Net cash used for investing activities	(2,135,818)	(1,180,344)

FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	(1,150,000)	1,701,000
Borrowings under note payable	400,000	—
Repayments of note payable	(86,046)	—
Payment of debt issuance costs	—	(83,800)
Proceeds from notes payable to shareholders	—	1,875,200
Repayments under notes payable to shareholders	—	(1,500,000)
Dividends paid	—	(3,460,000)
Redemption of stock options	—	(899,144)
Purchase of VerticalBuyer shell	—	(415,024)
Payments for purchase of stock from shareholders	—	(3,624,800)
Proceeds from issuance of preferred stock and related warrants	—	5,042,250

Net cash used for financing activities	(836,046)	(1,364,318)

Net change in cash and cash equivalents	—	(3,656,477)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	3,656,477

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$499,749	$57,851
Income taxes	43,651	308,500
NON CASH FINANCING ACTIVITY:
Subordinated notes issued to shareholders for purchase of stock upon merger	$—	$1,875,200

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Organization

Computer Software Innovations, Inc. (formerly VerticalBuyer, Inc.) (The “Company”, “CSI” or “We”), a Delaware corporation, was incorporated on September 24, 1999. The Company currently trades in the over the counter market and is reported on the OTC Bulletin Board under the symbol “CSWI.OB.”

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

Description of business

The Company is engaged in the business of development and sales of internally developed software, sales and distribution of computers and accessories, as well as interactive collaborative classroom and other hardware solutions. The Company is also engaged in providing a wide range of technology consulting services, including network and systems integration, along with providing computer support and maintenance services. The Company currently markets its products and services to a wide variety of governmental and not-for-profit entities in the Southeastern United States. The majority of the Company’s business is with local governmental agencies.

Basis of presentation

The consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. CSI Technology Resources, Inc. was acquired by CSI on May 1, 2000 and became the technology solutions segment of CSI. This subsidiary no longer has any significant operations or separate accounting, as all activities are now accounted for within CSI, except that certain vendor contracts are still in the name of CSI Technology Resources, Inc. At a future date, the name on these contracts may be converted and the subsidiary deactivated, subject to a review of any tax or legal implications. As the company files a consolidated tax return and has been accounting for all activities through the parent, there should be no financial or tax implications related to the formal procedures which would be undertaken to deactivate the subsidiary. Intercompany balances and transactions have been eliminated. The Company uses the accrual basis of accounting.

Use of estimates

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). GAAP requires us to make estimates, assumptions and judgments and to rely on projections of future results of operations and cash flows. Those estimates, assumptions, judgments and projections are an integral part of the financial statements. We base our estimates and assumptions on historical data and other assumptions, which include knowledge and experience with regard to past and current events and assumptions about future events that we believe are reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At times balances may exceed federally insured amounts. Bank overdrafts of $336,928 and $948,212 as of December 31, 2006 and 2005, respectively, have been reclassified to accounts payable.

Accounts receivable

The Company generally performs credit evaluations of its customer’s financial condition as deemed necessary. The Company sells primarily to local government and education entities whose source of funding (local taxes and federal funding) is generally assured; accordingly the risk of uncollectibility is lower than that of businesses selling primarily to non-government entities. In general, receivables are due 30 days after the issuance of the invoice. The Company provides an allowance for doubtful accounts, based upon a review of outstanding receivables, which can include a review of payment history, credit history and current financial condition. Credit is granted to substantially all customers on an unsecured basis. In addition, the Company provides a sales returns allowance, which is estimated based upon a percentage of sales, derived from historical data of such returns.

Inventories

Inventories consist of finished goods purchased for resell from third party vendors and a small amount of service inventory that can be used to provide support services to customers of the Company. Inventories are valued at the lower of historic cost or net realizable value using the first-in, first-out method. The Company is generally able to limit the amount of inventory it has to carry through direct shipment from its suppliers to its customers. However, at times large shipments of inventory may be in transit or not all parts may have received sufficient for delivery to be consummated or collectibility assured, in which case a significant amount of inventory may be recorded in the Company’s financial statements. Additionally, from time to time the Company takes advantage of bulk purchase opportunities for quantity discounts on high-volume sales items to reduce its costs. Typically such inventories are only carried for a few weeks. As of December 31, 2006 and 2005, the Company had finished goods on hand that amounted to $ 2,569,382 and $0, respectively.

Revenue recognition

Software License Revenues

Software revenues consist principally of fees for licenses of our CSI Accounting+Plus software product, service and training. We recognize all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, and Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

Long-term Payment Arrangements

Our primary customer base consists of local government and education entities whose source of funding (local taxes and federal funding) is generally assured; accordingly the risk of uncollectibility is lower than that of businesses selling primarily to non-government entities. The Company has an ongoing practice of providing financing for certain purchases under notes receivable or long term leases typically ranging from 3 to 5 years, subject to review of its exposure under such facilities and cash flow availability or needs at the time of such purchases. Such amounts have not constituted a significant portion of its account balances, and the Company has historically never experienced a default under such arrangements. The Company recognizes revenue under these arrangements when the criteria noted under Software License Revenues and Computer Hardware Sales Revenues above is met, in accordance with SOP 97-2, as amended by SOP 98-9.

Service/Support Revenues

Services revenues consist of professional services and maintenance fees from software and hardware maintenance agreements. Maintenance agreements are typically priced based on a percentage of the product license fee or hardware cost and has a one-year term, renewable annually. Services provided to customers under maintenance agreements may include technical product support and unspecified software upgrades. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

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

Vendor programs

The Company receives volume incentives and rebates from certain manufacturers related to sales of certain products, which are recorded as a reduction of cost of sales when earned. The Company also receives manufacturer reimbursement for certain promotional and marketing activities that offset expenses incurred by the Company.

Long-Lived Assets

Expenditures for major renewals or betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value.

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the following useful lives:

Classification	Useful life (years)
Furniture	7
Computer equipment	3
Office equipment	3
Leasehold improvements	3

Computer Software Costs and Amortization

Computer software costs consist of internal software production costs and purchased software products capitalized under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs in the research and development of new software products where the technological feasibility is unknown, and enhancements which do not prolong the software life or otherwise increase its value are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, to date, through our software solutions segment, we have spent no material efforts on technological innovation for which the feasibility has been unknown.

Other Intangible Assets

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” in our accounting and reporting for other intangible assets.

SFAS No. 142 eliminates the requirement to amortize intangible assets with an indefinite life, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition indefinite-lived intangible assets. In accordance with SFAS No. 142, we do not amortize indefinite-lived intangible assets (e.g., corporate trademarks for which planned use is indefinite). We evaluate the remaining useful life of intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its remaining estimated useful life. Amortizable intangible assets (e.g., product trademarks) are amortized on a straight-line basis over six years or the life of the product, whichever is shorter.

In addition, as required under SFAS No. 142, we perform annual tests for impairment of our indefinite-lived intangible assets. Our indefinite-lived intangible assets consist of values assigned to certain trademarks and other intangibles we have developed or acquired. We performed the annual tests in December 2006, and noted no indicators of impairment then or subsequent to the date of such tests.

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

Fair value of financial instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable and short-term debt. The carrying values of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amount of the Company’s bank borrowings under its credit facility approximates fair value because the interest rates are reset periodically to reflect current market rates.

Marketing, Business Promotion and Advertising

Marketing, business promotion and advertising costs are expensed as incurred. Such costs amounted to $116,661 and $0 for the years ended December 31, 2006 and 2005, respectively.

Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common and potential common shares outstanding during the period. All share amounts have been adjusted to give effect for the reverse stock split and change in number of shares in connection with the exchange of equity interests as a result of the reverse acquisition (Note 2), by including all shares issued in the transaction as outstanding in the calculations for all periods presented, except where inclusion is anti-dilutive. The weighted average number of common stock shares outstanding was 3,236,327 and 2,631,786 for the years ended December 31, 2006 and 2005. The weighted average number of common and potential common shares outstanding for the year ended December 31, 2006 was 12,078,161 (consisting of 3,236,327 shares outstanding and shares underlying the preferred stock, warrants and options of 7,048,750, 1,539,459 and 253,625, respectively) and 11,980,325 for the year ended December 31, 2005 (consisting of 2,631,786 shares outstanding, and shares underlying the preferred stock, warrants and options of 7,217,736, 1,876,306 and 254,497, respectively). The shares underlying the outstanding warrants and options of 7,048,750 and 253,625; and 7,217,736 and 254,497 were outstanding for the years ended December 31, 2006 and 2005, respectively; these shares are reduced by application of the treasury stock method, which assumes the proceeds from the exercise of the warrants and options are used to buy back shares off the market, thereby reducing the number of outstanding shares for the earnings per share calculation.

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

The potential common shares were not used in the calculation of diluted earnings per share for either the year ended December 31, 2006 or 2005, as the effect is anti-dilutive due to the net loss reported for both periods.

NOTE 2 – ACQUISITION AND MERGER

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

Warrants. Pursuant to the Preferred Stock Agreement, Barron was issued two warrants to purchase a total of 7,217,736 shares of CSI’s common stock (the “Warrant Shares”). The respective exercise prices of the warrants were originally $1.3972 and $2.0958 per share (see Note 8), with each warrant exercisable for half of the total Warrant Shares. The terms and conditions of the warrants are identical except with respect to exercise price. Barron has agreed, generally, not to convert at any time its preferred stock into shares of the Company common stock or exercise its warrants to purchase shares of common stock if and to the extent that Barron’s beneficial ownership of CSI common stock would exceed 4.9%, except in the case of a change in control as discussed previously.

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

The note payable to Barron provides that CSI will pay $1,875,200, with interest accruing at the prime rate plus two percent (10.25% and 9.75% as of December 31, 2006 and 2005, respectively). Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full. The amount outstanding under this note totaled $1,125,200 at December 31, 2006 and 2005.

The aggregate principal sum borrowed under the notes payable by CSI to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount, the terms of the notes are substantially identical to the note payable to Barron. Amounts outstanding under these notes totaled $1,125,200 at December 31, 2006 and 2005.

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

NOTE 3 – ACCOUNTS RECEIVABLE

	December 31,
	2006	2005
Billed receivables	$3,658,037	$5,040,891
Unbilled receivables	73,211	608,410
Commission receivable and other	133,780	272,649
Allowance for sales returns	(6,838)	—
Allowance for doubtful accounts	(30,000)	(30,000)

	$3,828,190	$5,891,950

NOTE 4 – CONCENTRATION OF CREDIT RISK

For the years ended December 31, 2006 and 2005, respectively, our top ten clients constituted approximately 42% and 35% of our annual revenue for the 2006 and 2005 fiscal years. At December 31, 2006, approximately 50 percent of the Company’s net accounts receivable were due from the top ten customers. At December 31, 2005, 50 percent of the Company’s receivables was due from two customers. Potential losses from concentrations of credit risk with respect to trade accounts receivable are considered to be limited due to the number of the customers comprising the customer base, including significant amounts to be paid through government funding, and the Company’s ongoing credit evaluations of its customers.

For the years ended December 31, 2006 and 2005, approximately 54 percent and 56 percent, respectively, of the Company’s purchases were from three vendors. At December 31, 2006 and 2005, approximately 15 percent and 17 percent, respectively, of the Company’s accounts payable were due to these three vendors.

NOTE 5 – PROPERTY AND EQUIPMENT

	December 31,
	2006	2005
Furniture	$311,827	$97,700
Computer equipment	262,239	239,589
Office equipment	949,831	608,768
Leasehold improvements	186,503	67,204

Total	1,710,400	1,013,261
Accumulated depreciation	(938,928)	(601,426)

Property and equipment, net	$771,472	$411,835

Depreciation expense charged to operations was $337,502 and $151,276 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6 – COMPUTER SOFTWARE COSTS

	December 31,
	2006	2005
Capitalized computer software costs	$4,148,039	$2,991,732
Purchase of computer software for resale	116,882	42,210
Accumulated amortization	(2,759,463)	(2,050,288)

Computer software costs, net	$1,505,458	$983,654

Amortization expense charged to cost of sales for the software applications segment was $709,175 and $525,316 for the years ended December 31, 2006 and 2005, respectively.

NOTE 7 – LONG-TERM AND SHORT-TERM DEBT AND OFF-BALANCE SHEET INSTRUMENTS

During the first quarter of 2005, in order to support the activities of the reverse acquisition, the Company entered into a $3.0 million line of credit facility with a bank whereby the Company can borrow up to 80% of accounts receivable balances, not to exceed the total facility limit of $3.0 million. In the first quarter of 2006, this facility was renewed with an increased limit of $3.5 million. Eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. Immediately upon entering into the loan agreement in 2005, the Company borrowed $1,500,000 which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. The loans bear interest at Libor plus 2.75%, (8.10% and 7.17% at December 31, 2006 and 2005, respectively), payable monthly. The original facility matured on July 15, 2006, following short-term extensions to align the renewal period to follow the Company’s annual reporting and board and stockholder meeting time frames. On July 14, 2006, the Company executed a modification agreement extending the maturity date of the facility from July 15, 2006 to July 15, 2007. The reason for the increase in principal is to support increasing working capital requirements of the Company. Subsequently, on January 2, 2007, the principal amount of the facility was increased to $5.5 million (see below and Note 16).

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year beginning December 31, 2006. This ratio is calculated by adding certain nonrecurring special items to EBITDA, and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses.

The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.20 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2006. A ratio of not greater than 2.50 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management anticipates being able to comply with these covenants.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new incumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption.

The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest.

There was $551,000 and $1,701,000 of outstanding draws under the facility as of December 31, 2006 and 2005, respectively.

On February 14, 2006 the Company entered into an agreement with a bank for a 42 month term loan of $400,000 at a fixed interest rate of 7.5% per annum. The facility is collateralized by substantially all of the assets of the Company. The purpose of the term loan was to finance 2005 capital expenditures and improve its availability under its bank credit facility for working capital purposes.

On January 2, 2007, the Company entered into agreements with the bank modifying its credit facilities. Specifically, availability under its revolving facility was increased from $3.5 million to $5.5 million, and its equipment facility was increased from $400,000 to $800,000. The maturity date for the revolving facility is May 30, 2007, and the equipment note matures January 1, 2010. The primary purpose of the modifications was to increase the amount of the credit facilities to provide for expanding working capital and other credit needs, including funding the acquisition of substantially all of the assets and business operations of McAleer Computer Associates, Inc. (“McAleer”) (see Note 16). The modifications also memorialized certain previously granted waivers to the restrictive covenants and requirements contained in the agreements with the bank. The bank granted waivers permitting us to enter into the acquisition of McAleer, including the use of bank credit facility advances to fund such acquisition, and incurring mortgage indebtedness to McAleer as a part of the purchase of McAleer’s real estate. The bank also waived any cross-default relating to the subordinated notes payable to certain stockholders, which the Company did not repay at their May 2006 maturity.

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $2,250,400 at both December 31, 2006 and 2005 (See Note 2). Although the Company possessed adequate availability on the May 10, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a draw would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, the Company determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable.

Since the Company failed to pay the subordinated notes at maturity such notes are in default. Interest not paid quarterly and any principal not paid by the due date accrue interest at 15% until paid. Any potential cross-default under our bank credit facilities relating to the nonpayment of the subordinated notes has been waived by our bank lender. Pursuant to the terms of our bank credit facilities, we have also agreed to obtain the consent of the bank to any modification of the terms of the subordinated notes.

The Company’s subordinated noteholders have cooperated with us in the deferral of payment on the subordinated notes. The Company has paid interest at a default rate of 15%, and as of December 31, 2006 was current with such payments. The Company anticipates the continued cooperation of the noteholders and the ultimate successful negotiation of a maturity date extension or other restructuring of its subordinated debt with the holders. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, the Company can give no assurance that it will be able to successfully restructure, extend or refund the subordinated notes, and that the noteholders will continue to cooperate. The notes are subordinated to the Company’s senior bank debt, and management believes the ability of the noteholders to have direct recourse against us is limited. However, the Company can give no assurances as to what adverse collection actions the subordinated noteholders might take, and the impact such actions and default might otherwise have on its other creditors and its financial condition. The Company does not anticipate any of the noteholders taking any action which would be detrimental. It should be noted that five of the subordinated noteholders are currently significant stockholders of the Company, and four of these are executive officers. The sixth noteholder, Barron, holds all of the Company’s preferred stock. The amount outstanding on the notes payable at December 31, 2006 was $313,954. The principal payments for subsequent years under the Company’s notes payable including the additional borrowings of $486,046 and $486,000 made subsequent to year end (see Note 16), are presented below:

2007	$238,007
2008	283,187
2009	306,235
2010	458,571

Total Principal Payments	$1,286,000

As of December 31, 2006, for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments.

NOTE 8 – PREFERRED STOCK AND RELATED WARRANTS

On February 11, 2005, pursuant to the terms of a Preferred Stock Purchase Agreement with Barron Partners LP, we issued to Barron two common stock purchase warrants to purchase a total of 7,217,736 shares of our common stock. The respective exercise prices of the warrants were $1.3972 and $2.0958 per share, with each warrant exercisable for 3,608,868 shares.

On December 29, 2006, we agreed to a repricing of a portion of the warrants in a Warrant Amendment and Exchange Agreement between the Company and Barron. One warrant was amended and divided into two warrants, one for 1,608,868 shares of common stock at an exercise price of $0.70 per share and another for 2,000,000 shares of common stock at the original exercise price of $1.3972 per share. The second warrant was likewise amended and divided into two warrants, one for 1,608,868 shares of common stock at an exercise price of $0.85 per share and another for 2,000,000 shares of common stock at the original exercise price of $2.0958 per share.

Warrant exercises may be accomplished in one or a series of transactions, subject to the 4.9% beneficial ownership restriction. The terms and conditions of the warrants are identical except with respect to the exercise price.

As a result of the amendment of the warrants, the Company incurred a non-cash charge to income for the fourth quarter of 2006 of approximately $329,000. Such charge related to the change in the market value of the warrants before and after the repricing of a portion of the warrants. This valuation related charge is based on the Black-Scholes valuation method utilized by the Company and application of GAAP for consideration of market value for stock with limited float.

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

The Adjusted Market Value of the shares has been used in the Black-Scholes calculation for valuing the warrants, as appropriate. Because the registration rights agreement contained a clause whereby liquidated damages were payable in cash, the warrants were initially considered a liability under derivative accounting (see further discussion below). The principles used under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” require that the proceeds be allocated first to the liability portion of an instrument based on its fair market value and the remaining proceeds assigned to the equity portion. As the fair market value of the warrants exceeded the proceeds from the preferred shares and warrants offering, no proceeds, except for the par value of $7,218, were allocated to the preferred stock.

Registration Rights Agreement

In conjunction with the Preferred Stock Purchase Agreement, the Company also entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby the Company agreed to register the shares of common stock underlying the preferred stock and warrants to be sold to Barron. Under the initial terms of the Registration Rights Agreement, the Company was obligated to file, within 45 days following the execution of the Registration Rights Agreement, a registration statement covering the resale of the shares. The agreement also obligated the Company to use its best efforts to cause the registration statement to be declared effective by the SEC within 120 days following the closing date of the registration rights agreement (February 11, 2005) or generally such earlier date as permitted by the SEC. Barron may also demand the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” may require the Company (subject to carveback by a managing underwriter) to include such shares in certain registration statements it may file. The Company is obligated to pay all expenses in connection with the registration of the shares and, prior to February 11, 2007, was liable for liquidated damages in the event the registration of shares did not remain effective pursuant to the Registration Rights Agreement.

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

Under the initial terms of the Registration Rights Agreement, the liquidated damages were payable in cash at a rate of 25% per annum on Barron’s initial preferred stock and warrant investment of $5,042,250. Because the liquidated damages were payable in cash, under Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” a potential obligation (referred to under EITF 00-19 as “a derivative financial instrument”) existed until the registration became effective. On November 7, 2005, the Registration

Rights Agreement was amended to eliminate the treatment of the warrants as a derivative financial instrument (see further discussion below). Also, on December 29, 2006, the Registration Rights Agreement was amended to, among other things, eliminate liquidated damages.

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

It was not the intent of either CSI or Barron that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock and warrant issuance being recorded as a liability rather than equity. In response, on November 7, 2005, CSI and Barron entered into an amendment to the Registration Rights Agreement that eliminated cash liquidated damages and replaced them with liquidated damages in the form of additional shares of Series A Convertible Preferred Stock. Pursuant to the amendment, 2,472 shares of preferred stock would have been issued to Barron for each day when liquidated damages were triggered until February 11, 2007, when this damages provision expired. Because the amendment to the Registration Rights Agreement changed the liquidated damages penalty from settlement in cash to settlement in a set number of shares which is unaffected by changes in the share market price, in accordance with EITF 00-19, as of the amendment date, the fair value of the warrants was reclassified from a liability to permanent equity as additional paid-in capital. The fair value at that date, based on the Black-Scholes valuation method, was $5,449,392. The difference between this fair value and the amount allocated to the warrants at issuance ($5,035,032), or $414,360, was recorded as an unrealized loss on warrants to purchase common stock in the accompanying statement of operations for the year ended December 31, 2005.

Prior to the execution of the amendment to the Registration Rights Agreement, Barron agreed to waive any liquidated damages through November 30, 2005 pursuant to a waiver dated September 30, 2005. Barron had also waived liquidated damages on three prior occasions. In exchange, during the fourth quarter of 2005 the Company paid Barron $50,000, which was expensed, and agreed to cause the registration statement to become effective under the Registration Rights Agreement on or before November 30, 2005. After that date, the Company entered into two additional waivers extending the required effectiveness date initially until January 31, 2006 and finally, February 28, 2006. The Company’s registration statement was declared effective on February 14, 2006.

On September 11, 2006, the Company notified Barron of the need to refrain from selling under the Company’s then effective registration statement, and accordingly, to refrain from utilizing the prospectus relating to the primary registration statement until amendments could be filed with the SEC and declared effective. This notification was the result of the proposed acquisition by the Company of substantially all of the assets of McAleer.

The Company filed a post-effective Amendment with the SEC on January 29, 2007 and has acted expeditiously to cause it to become effective. However, absent an amendment or waiver of the Registration Rights Agreement, the Company would have been required to issue to Barron 2,472 shares of preferred stock for each day the liquidated damages are triggered until February 11, 2007, when the damages provision expired. As a part of the agreement on December 29, 2006 to reprice the warrants, Barron waived liquidated damages through February 11, 2007, when the liquidated provisions of the Registration Rights Agreement expired. Also, Barron and the Company agreed to extend the effective term of the Registration Rights Agreement by one year.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases certain facilities and equipment under various operating leases. At December 31, 2006, future minimum lease payments under non-cancelable leases are:

2007	$134,688
2008	138,432
2009	143,433
2010	146,556
2011	36,795

Total	$599,904

Rent expense for the years ended December 31, 2006 and 2005 was $129,241 and $71,360, respectively. The Company entered into a new operating lease on November 30, 2005, related to the lease of its office facility. The term of this lease is five years, beginning on April 1, 2006 and ending on March 31, 2011. Total rent due under this lease is $700,920, due on the first of each month in escalating monthly payments. The commitments under this lease are included in the future payments in the table above. If at any time the Company terminates the lease the lessor may recover from the Company all damages approximately resulting from the termination, including the cost of recovering the premises and the worth of the balance of the lease over the reasonable rental value of the premises for the remainder of the lease term, which shall be due immediately. The Company does not anticipate terminating the lease at any time prior to the natural termination of the lease.

Executive Officer Employment Agreements

The Company’s executive officers are compensated solely through the payment of salary pursuant to written employment agreements. The Company entered into separate employment agreements with each of the four most highly compensated executive officers on February 11, 2005, in conjunction with the closing of the reverse merger. The term of all the employment agreements is three years, expiring on February 10, 2008. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at December 31, 2006, excluding bonuses, was approximately $863,000. The agreements renew automatically upon the expiration of the initial or any renewal periods in the absence of either party giving thirty days advance notice of termination.

NOTE 10 – STOCK-BASED COMPENSATION

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan. The Company accounts for stock based compensation using the fair value method prescribed in SFAS No. 123R, “Share-Based Payment,” and related interpretations, which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of the shares granted.

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

Non-employee Compensation

On February 21, 2006, the Compensation Committee of the Board of Directors and the full Board of Directors approved awards of Company common stock for the Company’s outside directors under the Company’s 2005 Incentive Compensation Plan (the “Plan”). Directors receiving awards under the Plan were Anthony H. Sobel, Chairman; Shaya Phillips; and Thomas V. Butta. Mr. Sobel was granted 98,496 shares, while Messrs. Phillips and Butta were granted 49,248 shares each. One-third of the awards vested immediately upon approval. An additional one-third vested on February 28, 2006, with the final one-third to vest on February 28, 2007. Except in the event of a change in control of the Company, the directors could not sell any shares awarded to them prior to March 1, 2007. If a director’s service terminates prior to a vesting date, all unvested shares will be forfeited, subject to exception in the discretion of the Board. As a result of his subsequent resignation as a director discussed below, Mr. Butta forfeited 32,832 shares.

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

On March 2, 2006, the Company entered into a Letter of Engagement dated February 27, 2006 and individual restricted stock agreements with Robert F. Steel and Kenneth A. Steel, Jr. (the “Consultants”). The purpose of the agreements was to formally set forth the terms and conditions under which the Consultants had been providing and will continue to provide consulting services to the Company through February 10, 2008. Under the terms of the Letter of Engagement, the Consultants are to advise the Company on the development and implementation of strategic business plans, to assist management in developing marketing and growth strategies, and to assist management in seeking out and analyzing potential acquisition opportunities. The agreement requires the Consultants to provide such consulting services until February 10, 2008. In return, the Company agreed to issue 172,367 shares of its common stock to each of the Consultants. The stock awards were granted pursuant to the Company’s 2005 Incentive Compensation Plan. The Company will also reimburse the Consultants for reasonable travel and other expenses incurred by the Consultants in furtherance of the objectives of the agreements. The agreements contain customary confidentiality and non-competition provisions. The agreements also required the Consultants, if they were terminated for cause prior to the earlier to occur of February 28, 2007 or a change in control of the Company, to return one-third of the Stock Awards at the time of termination.

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

On July 10, 2006, the Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with Alliance Advisors, LLC (“Alliance”). The purpose of the Agreement is for Alliance to assist the Company in the development of the Company’s investor relations and corporate communications program. Under the terms of the Agreement, Alliance will assist the Company for up to a period of twelve months in developing and implementing an investor relations and corporate communications strategy. In exchange for Alliance’s services, the Company paid Alliance $6,500 per month for the first six months of the Agreement. At the end of six months, either party to the Agreement had the option of terminating the Agreement. The Agreement continues for an additional six months, with a monthly payment of $7,250. In addition to the cash compensation just described, the Company issued to Alliance sixty thousand (60,000) shares of restricted common stock in the third quarter of 2006. If Alliance does not complete the full one-year term of the Agreement, a pro rata portion of fifty-four thousand (54,000) shares must be returned to the Company. In addition to the cash compensation, it is anticipated that the Company will record non-cash stock-based compensation of approximately $40,000 per quarter over the subsequent four quarters related to the Agreement.

Total stock compensation issued in 2006 was $1,033,045, of which $ 970,894 was earned in 2006, leaving $ 62,151 as unearned stock compensation at December 31, 2006.

NOTE 11 – DEFINED CONTRIBUTION PLAN

The Company maintains a Simple IRA savings plan for the benefit of its employees. Employees of the Company may participate in the plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. The Company’s contributions to the plan, as determined by management, are discretionary and are allocated among the participants based on the participants’ contributions. Management has the authority to establish a funding policy and to review such policy annually. Contributions to the Plan were $114,651 and $87,645 for the years ended December 31, 2006 and 2005, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, the Company made interest payments to the five original shareholders of CSI – South Carolina, all of whom are significant stockholders of the Company, and four of which are executive officers, and Barron Partners LP, who owns all of the Company’s preferred shares. These interest payments were made on the subordinated notes payable associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of December 31, 2006 (see Note 2). The total amount of interest paid to the five original shareholders of CSI-South Carolina and Barron Partners LP were $199,871 and $199,871, respectively, for the year ended December 31, 2006. In 2005, the Company rented its offices from an officer/stockholder and was required to maintain the premises in good repair, pay all taxes and assessments, furnish all utilities and carry adequate fire and liability insurance. Rent expense under this lease was $33,600 for the year ended December 31, 2005 and $11,200 for the year ended December 31, 2006. This lease expired on March 31, 2006 and was not renewed.

NOTE 13 – INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2006 and 2005 is summarized as follows:

	2006	2005
Current expense (benefit):
Federal	$192,919	$(215,277)
State	—	(33,324)

Total current	192,919	(248,601)

Change in deferred income taxes:
Federal	(291,280)	86,134
State	—	—

Total deferred	(291,280)	86,134

Income tax expense (benefit)	$(98,361)	$(162,467)

The gross amounts of deferred tax assets (liabilities) as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$11,250	$11,250
Allowance for sales returns	2,564	—
Depreciation	—	—
Accrued bonus	—	81,552
Vacation accrual	79,147	—
Contribution carryforwards	6,053	—
Net operating loss carryforwards	451,953	—
Acquisition related expenses	14,331	—
Unearned stock compensation	23,307	—

Gross deferred tax assets	588,605	92,802

Deferred tax liabilities:
Depreciation	(10,477)	(7,941)
Computer software costs	(564,547)	(383,625)
Other	(21,065)	—

Gross deferred tax liabilities	(596,089)	(391,566)

Net deferred tax liability	$(7,484)	$(298,764)

The net deferred tax asset (liability) is classified in the accompanying consolidated Balance Sheets as follows:

	December 31,
	2006	2005
Current Portion	$(373,960)	$(298,764)
Long-term Portion	366,476	—

Total	$(7,484)	$(298,764)

As of December 31, 2006 the Company had net loss carry-forwards of approximately $1.2 million, with various expiration dates through 2026. Approximately $400,000 of the net loss carry-forwards relate to the operating losses of VerticalBuyer, prior to the reverse merger with CSI-South Carolina, while the remaining $800,000 relate to operating losses generated subsequent to the reverse merger in February 2005. Reconciliation between income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34 percent to income (loss) before income taxes for the years ended December 31, 2006 and 2005 is as follows:

	2006		2005
Tax expenses at statutory rate	$(332,512)	34.0%	$(312,486)	34.0%
State income tax, net of federal income tax benefit	(34,229)	3.5%	(32,168)	3.5%
Nondeductible portion of meals and entertainment costs	32,688	-3.3%	24,320	-2.6%
Nondeductible registration costs	31,963	-3.3%	—	0.0%
Loss related to warrants	123,432	-12.6%	140,882	-15.3%
Other miscellaneous items	80,297	-8.2%	16,985	-1.8%

	$(98,361)	10.1%	$(162,467)	17.7%

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

There are no significant transactions between reportable segments. The total of Segment net sales and service revenue from all segments is equal to Net sales as reported in our Consolidated Statements of Operations. Sales and Cost of sales are included in each segment’s income as reported in our Consolidated Statements of Operations. Accordingly, the total of the segments’ Gross profit is equal to Gross profit in our Consolidated Statements of Operations. Operating expenses are allocated to segment income based on estimate of sales and administrative time spent on each segment. None of the income or loss items following Operating income (loss) in our Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by management. Certain non-recurring items (those items occurring for reasons which have not occurred in the prior 2 years and are not likely to reoccur in 2 years) and compliance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. Accordingly, the total of Segment income from all segments, less non-recurring and compliance items, if any, is equal to Operating income (loss) as reported in our Consolidated Statements of Operations.

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

The following tables summarize information about segment profit and loss for the years ended December 31, 2006 and 2005 and assets allocated to segments as of December 31, 2006 and 2005.

	Software Applications	Technology Solutions	Total Company
Year ended December 31, 2006:
Net sales and service revenue	$5,019,860	$23,533,670	$28,553,530
Gross profit	2,663,700	3,709,223	6,372,923
Segment income	502,214	958,238	(	*)
Segment assets	4,824,442	4,635,245	9,459,687
Year ended December 31, 2005:
Net sales and service revenue	$4,148,211	$20,138,513	$24,286,724
Gross profit	2,367,403	4,178,483	6,545,886
Segment income	435,208	1,797,057	(	*)
Segment assets	2,285,855	5,287,939	7,573,794

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Year Ended
	December 31, 2006	December 31, 2005
Segment income:
Software applications segment	$502,214	$435,208
Technology solutions segment	958,238	1,797,057

TOTAL SEGMENT INCOME	1,460,452	2,232,265

Less: Merger and compliance costs
Stock based compensation	(970,894)	(631,174)
Payroll tax expenses in “Other selling, general and administrative costs” related to stock option compensation from stock option redemption in connection with merger	—	(47,766)
Reverse merger costs	(85,234)	(759,283)
Acquisition costs	(38,217)	—
Professional and legal compliance and litigation related costs	(609,117)	(980,076)

OPERATING INCOME (LOSS) Per consolidated Statements of Operations	$(243,010)	$(186,034)

NOTE 15—RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No 109,” which addresses accounting for uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also amends SFAS No. 5, “Accounting for Contingencies,” to eliminate its applicability to income taxes. Under FIN 48, for each material income tax position, an entity must determine whether it is “more likely than not” that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. For each tax position that meets the “more likely than not” recognition threshold, an entity must determine the amount of benefit to recognize in the financial statement. The tax position benefit is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. These determinations will require both technical legal analyses of tax positions as well as somewhat more subjective considerations of possible settlement outcomes. The Company has yet to adopt FIN 48, but plans to do so beginning in the 2007 fiscal year. The Company will apply the provisions of FIN 48 to all tax positions upon initial adoption. Only tax positions that meet the “more likely than not” recognition threshold will be recognized or continue to be recognized following adoption, with the cumulative effect of applying FIN 48 reported as an adjustment to the opening balance of retained earnings. Management is still in the process of determining the impact of the adoption of FIN 48 and its impact is not known at this time. The cumulative effect of any adjustments will be disclosed following formal adoption and completion of evaluation of the effects of the pronouncement.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” (EITF 06-2). Under EITF 06-2, compensation costs associated with a sabbatical should be accrued over the requisite service period, assuming certain conditions are met. The Company expects to adopt EITF 06-2 effective January 1, 2007, as required, but does not believe that the adoption of will have a material impact on its financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company expects to adopt SFAS No. 157 effective January 1, 2008, as required. We cannot reasonably estimate the impact of adoption at this time.

In September 2006, the SEC issued SAB No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. The Company has analyzed SAB 108 and determined that upon adoption it had no material impact on its financial condition or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 16—SUBSEQUENT EVENTS

Acquisition of McAleer Computer Associates, Inc.

On January 2, 2007, the Company consummated its previously announced acquisition of the business operations of McAleer Computer Associates, Inc (“McAleer”). The transaction was structured as a purchase of substantially all of the assets of McAleer.

McAleer, an Alabama corporation based in Mobile, Alabama, was primarily a provider of financial management software to the kindergarten through high school (“K-12”) education market. It has been in operation for over twenty-five years. The acquisition of McAleer strengthens CSI’s current operations with the addition of an office in Mobile, Alabama, from which CSI will be able to deliver expanded software, technology and service offerings to a broader geographic area and the local government (city and county) markets. The addition of McAleer brings on more than 160 additional fund accounting customers in the K-12 education sector, with a geographic presence in five states not previously served by CSI: Alabama, Mississippi, Louisiana, Tennessee and Florida. Like CSI, McAleer also has customers in Georgia and South Carolina. In contrast to CSI, McAleer has not historically focused on the local government market or provided as broad a range of technology solutions. CSI has the opportunity to increase sales to those specific markets and the new regions that McAleer serves. McAleer’s business and the acquisition are described in more detail under “Item 1. Description of Business—I. McAleer Acquisition.” Due to the Company’s recognition of goodwill resulting from the ability to achieve overnight penetration into new markets and the potential to secure additional market share for its current business, potential opportunity for competition to secure a similar advantage were the purchase not consummated, and strong cash flows, the Company was willing to pay a purchase price in excess of the fair market value of McAleer’s assets.

The total purchase price for the purchased assets was $4,050,000, of which $3,525,000 was paid in cash at closing. The balance of $525,000 was to be paid pursuant to a promissory note to the owner, William McAleer, in twenty quarterly installments of principal in the amount of $26,250, plus interest in arrears at the LIBOR rate, beginning March 31, 2007. The note was secured by a first mortgage on the real property of McAleer conveyed in the acquisition, consisting of the office building located in Mobile, Alabama from which the Mobile personnel operate. The Company assumed no liabilities of McAleer, other than certain leases and obligations of McAleer under ongoing customer contracts. Subsequent to the financing, on February 8, 2007, the Company repaid the note to William McAleer by financing the real estate through a mortgage note with its bank in the amount of $486,000 (the terms of which are discussed under Modification of Bank Credit Facilities below), and a draw against its revolving credit facility for the remaining balance. Expenses for the acquisition are expected to consist of legal and professional fees, travel costs, stock compensation costs and various other expenses related to the acquisition transaction. The Company engaged an independent party to provide assistance with customary evaluations, analysis and allocation of the purchase price, which resulted in an allocation to Goodwill. For the purposes of recording assets by segment, the acquired assets, including Goodwill, will be reported under the software applications segment. The Company expects all goodwill will be deductible for tax purposes, and has an indefinite life for book purposes. The Deferred tax liability arises from a difference in the agreed to price for the building asset (tax basis) and the purchase price allocation (book basis included in Property and equipment and based on appraisal). Research and development assets acquired in the purchase were not material.

The allocation of the purchase price is as follows:

Property and equipment	$615,000
Computer software	610,000
Goodwill	1,213,750
Intangible assets	1,645,000
Deferred tax liability	(33,750)

Total purchase price	$4,050,000

The detail of Computer software, other Intangible assets and Goodwill over their useful lives are as follows:

Asset	Value	Effective Useful Life
Computer software	$610,000	4 years
Trade name	70,000	3 years
Covenants not-to-compete	75,000	5 years
Customer contracts and related relationships	1,500,000	20 years

Total	$2,255,000	13.3 years	*

Goodwill	$1,213,750	indefinite

*	weighted average

The Company estimated that the expenses to be incurred related to the acquisition will total approximately $250,000. A portion, yet to be determined, will be capitalized and allocated to goodwill.

The Company funded the acquisition in part with advances of approximately $2.2 million under its credit facilities with its bank. The Company also utilized approximately $1.3 million in cash from McAleer as, pursuant to the asset purchase agreement, service contract revenue with respect to 2007 which was received by McAleer in 2006 prior to the closing was segregated for the Company’s account.

Modification of Bank Credit Facilities

On January 2, 2007, the Company entered into an amended and restated loan agreement with a bank. The amended loan agreement restated and amended various agreements between the Company and the bank. The primary purpose of the amended loan agreement was to increase the amount of the Company’s credit facilities to provide for its expanding working capital and other credit needs, including the funding of a substantial portion of the purchase price in the Company’s acquisition of McAleer. Specifically, the Company’s revolving facility was increased from $3.5 million to $5.5 million, and the Company’s equipment facility was increased from $400,000 to $800,000.

Borrowings under the revolving credit facility bear interest at one month LIBOR plus 2.5%, payable monthly in arrears beginning February 1, 2007. The facility expires on May 30, 2007, at which time all principal and other amounts are due and payable. The facility may be prepaid in whole or in part at any time without penalty. Upon nonpayment of interest, or the Company’s failure to repay the facility at maturity, whether by acceleration or otherwise, interest may be charged at a default rate of 5% plus the pre-default rate of interest otherwise applicable.

Draws under the revolving facility are generally determined pursuant to a “borrowing base” equal to 80% of the Company’s “eligible accounts.” Eligible accounts essentially include all of the Company’s trade accounts receivable less than 90 days old. Certain other accounts are excluded from eligibility, including: (i) accounts subject to any security interest or encumbrances ranking in priority to the security interest of the bank; (ii) accounts due from affiliates; (iii) accounts which have been determined to be of doubtful collectibility; and (iv) accounts due from any one of the Company’s customers if such accounts constitute more than 20% of total eligible accounts. Total advances under the facility are limited to the lesser of the borrowing base or $5.5 million. Advances can be borrowed, repaid and re-borrowed under the revolving facility. On January 2, 2007, immediately prior to the parties entering into the amended loan agreement, advances totaling $569,000 were outstanding under the revolving facility. Upon entering into the amended loan agreement, the Company drew down $1,672,836, which was used to fund a portion of the purchase price in the McAleer acquisition. Following such advance, borrowings under the revolving facility totaled $2,241,836, with $412,916 available for further advances.

On February 14, 2006, the Company entered into a 42-month term loan totaling $400,000 with the Bank, at a fixed interest rate of 7.5% per annum. The purpose of the loan was to finance capital expenditures long term and improve availability under the revolving facility. The amended loan agreement modified the February 2006 equipment loan, increasing it to $800,000. The equipment note bears interest at 7.85% per annum. Principal and interest is payable in 36 consecutive monthly payments of principal and interest of $25,015 commencing February 1, 2007 and continuing until January 1, 2010, when all amounts under the equipment loan will be due and payable. The term note may be prepaid in whole or in part at any time without penalty. Upon nonpayment of any payment of interest under the equipment note, or after maturity of the note whether by acceleration or otherwise, interest accrues at a default rate equal to the pre-default interest rate plus 5%. Payments past due for 15 or more days are also subject to a late charge of up to 4% of the amount of the payment past due. The new equipment note refunded the February 2006 equipment loan balance of $313,954, with an additional $486,046 being advanced at the January 2, 2007 closing. The additional proceeds represented a reimbursement to the Company for capital expenditures incurred during 2006, and were used to help fund the McAleer acquisition.

In the amended loan agreement, the bank also committed to extend to the Company mortgage financing to be used to refund indebtedness incurred by the Company in the acquisition of real estate in Mobile, Alabama as a part of the McAleer acquisition. The amount of such financing was limited to the lesser of 90% of the appraised value of the improved real estate or $500,000. The bank mortgage financing provided for amortization over a longer period than the five year note issued by the Company to McAleer in the acquisition transaction.

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year beginning December 31, 2006. This ratio is calculated by adding certain nonrecurring special items to EBITDA, and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses.

The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.20 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2006. A ratio of not greater than 2.50 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management anticipates being able to comply with these covenants.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption.

The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest.

The amended loan agreement also memorializes certain previously granted waivers to the requirements of the continuing credit facilities with the bank. Such waivers from default and the operation of the covenants contained in the amended loan agreement include: waivers permitting the Company to enter into the acquisition of McAleer, including the use of bank credit facility advances to fund such acquisition and the Company’s incurring mortgage indebtedness to McAleer as a part of the purchase of McAleer’s real estate; and a waiver with respect to any cross-default relating to the Company’s subordinated debt to certain stockholders, which debt is current as to interest but the principal of which was not paid at the May 2006 maturity.

Subsequent to the financing of the McAleer acquisition, on February 8, 2007, the Company repaid the $525,000 note to William McAleer assumed in the acquisition by refinancing the real estate through a note directly with its bank in the amount of $486,000 and a draw against its revolving credit facility for the remaining balance of the McAleer note. The new note is repayable at 7.85% interest annually with a monthly amount of $4,633. The note payment is based on a 15 year amortization with a balloon payment due for the balance outstanding at the end of year three. To secure payment of the note, the Company granted to the bank a first mortgage on the McAleer real estate.

Item 8.	Changes in and Disagree ments With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Pro cedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange At of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to insure that such information is accumulated and communication to our management to allows timely decisions regarding required disclosures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such item is defined in Rules 13a-13e and 15-d-15e under the Securities Exchange Act of 1934, a amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were ineffective due to a significant deficiency related to financial reporting. The significant deficiency in our controls related to financial reporting was determined to exist on August 16, 2005, at which time the CFO in consultation with the CEO and the audit committee of the board of directors determined the Company still lacked sufficient internal resources to ensure compliance with new emerging issues, or to fully review its compliance in all areas of financial disclosure on a timely basis, following its inception of reporting as a public company and hiring its first CFO with SEC reporting experience. Accordingly, it was also determined until such time as we had sufficient resources, we would be unable to declare our disclosure controls with regard to public reporting effective.

In March 2005, the Public Company Accounting Oversight Board, or PCAOB, defined a “significant deficiency” as a deficiency that results in a more than remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected, or that a company will be unable to comply with laws and regulations, which includes the timely filing of required reports with the Securities Exchange Commission. As a result of this new standard, our management noted in our most recent review a significant deficiency. Prior to February 11, 2005, we were a public shell with virtually no operations and CSI – South Carolina was a private company with limited complex accounting issues. As a result neither we nor CSI – South Carolina had need for staff with technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and began public reporting of significant operations. It was some time before we hired personnel with public reporting experience and began updating our procedures to comply with the Sarbanes-Oxley Act. In the process of reviewing and improving our controls and processes, we have identified and reported errors in our financial reporting. One error in 2006 was the identification of an isolated computer-generated report calculation error (due to a unit of measure issue) which resulted in the overaccrual of sales in the second quarter of 2006 which was detected when the overaccrual was reversed in the subsequent quarter. Also, prior to the release of this report: (i) we detected a typographical error which was not caught in a Form 8-K submission due to failure to clerically check the report after it was Edgarized and before submitted electronically by a third party service provider, and (ii) we detected a typographical error in our September 30, 2006 Form 10-QSB with respect to our net loss for the prior year nine months period ended September 30, 2005. All of these have been properly corrected or disclosed in the included and previously filed financial statements.

In connection with the above errors, we implemented internal control improvements with a policy whereby transactions of significant size are recalculated, and we have adopted procedures and are increasing our resources to expand our review and validation process to identify and correct typographical and related errors. Additionally, we are working with the CFO to enlist the resources necessary to assist in the handling of complex non-routine accounting issues and to meet public disclosure requirements in a timely fashion. We plan to take the following additional actions to improve internal controls subsequent to the year end.

In the third quarter of 2006 we purchased software for approximately $50,000 which will allow us to automate our monitoring of our controls to assure they are executed as designed. We believe this will provide the most cost effective solution to meet the requirements of the Sarbanes-Oxley Act. This system was installed and training begun, but no improvements implemented in late 2006. The entering of controls into the system and the monitoring of those controls will be occurring in the second quarter and throughout the remainder of 2007. In late 2006, for an undisclosed amount (due to agreement with the vendor), we also purchased a financial reporting, planning and consolidation system which was not installed until early 2007, and is not yet fully implemented. This system will eliminate the use of complex spreadsheets used in the roll-up of financial information for both internal and external reporting and improve the timeliness of our financial close and reporting cycle. It will also provide more time for personnel to focus on analysis and review of financial information and controls surrounding those activities which must be performed late in the financial closing and regulatory filing cycles. The system also establishes a framework to automate the consolidation of acquired entities, which the Company believes is critical to support the acquisition portion of its growth strategy. This system has been installed and will be implemented throughout the remainder of 2007.

Our accounting system also interfaces with an automated forms routing and approval system which includes the ability to attach and retain supporting documentation. In early 2007, this system was implemented and we identified certain forms and other documents to be integrated into the automated system to improve the consistency and documentation of compliance with controls already in place. We plan to expand the number of forms being used in the system and anticipate that this system will improve the effectiveness of controls across various business process cycles, including the financial reporting cycle. We anticipate more wide-spread implementation and use of this system throughout 2007. As a technical company, and based on training in late 2006 and early 2007, we believe we will be able to provide much of the work related to the implementation of these systems with limited external resources and have budgeted $200,000 in 2007 for this and other Sarbanes-Oxley Act compliance related work.

Even with these changes, due to the increasing number and complexity of pronouncements, emerging issues and releases, we expect there will continue to be some risk related to financial disclosures. We anticipate that such risks will be mitigated following full implementation of the Sarbanes-Oxley Act requirements in 2007 which, based on our plans includes the implementation of the systems and automation of controls monitoring described above). The process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the Sarbanes-Oxley Act may result in the identification of areas where we may need additional resources. Accordingly, we have also determined until such time as we complete this process, we may be unable to declare our controls effective. This process has begun and we anticipate it will be completed in 2007. This process may also result in the identification and possible reporting of additional deficiencies.

As discussed above, we also maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and the transactions are executed in accordance with management’s authorization and properly recorded. Other than as described above in this item, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during our last fiscal year that materially or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 8B.	Other Inform ation.

Unregistered Sales of Equity Securities

On the following dates, Barron Partners LP converted shares of our Series A Convertible Preferred Stock in the following amounts into a like number of shares of our common stock: February 14, 2006, 130,000 shares; April 10, 2006, 75,000 shares; and February 8, 2007, 68,000 shares. All of the conversion transactions were effectuated pursuant to an exemption from registration under the Securities Act of 1933 as amended, pursuant to Section 3(a)(9) of such act.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Centura Bank is a facility under which we may borrow, repay and then reborrow. Advances and repayment under the credit facility occur daily, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates during 2006 and through March 16, 2007. The balances presented reflect aggregate advances and paydowns which the Company deems material, or significant. Such information through October 26, 2006 was previously disclosed by the Company in our third quarter Form 10-QSB.

Date	Loan Balance
November 29, 2006	$464,000
December 28, 2006	614,000
January 2, 2007	2,230,331
February 2, 2007	0
February 21, 2007	349,000
March 7, 2007	919,000
March 13, 2007	175,000
March 16, 2007	756,000

P ART III

Item 9.	Directors, Ex ecutive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our board of directors consists of five directors. Three of the members, Anthony H. Sobel, Shaya Phillips and Jeffrey A. Bryson, are non-employee directors. All three non-employee directors are “independent” pursuant to the standards of the Nasdaq National Market.

With one exception, all of our directors were elected at our May 10, 2006 annual meeting of stockholders. On June 20, 2006, Jeffrey A. Bryson was elected to fill the vacancy created after another non-employee director. Thomas V. Butta resigned his position earlier in the year to devote his full attention to his responsibilities as chief executive officer of an unaffiliated company. All directors serve for a term of approximately one year until our next annual meeting of stockholders, their successors are elected and duly qualified, or their death, resignation, disqualification or removal from office, whichever is earlier.

Set forth below is the name of each of our executive officers and directors, the principal positions and offices he or she holds with us, and a brief description of that person’s business experience during the past five (5) years:

NAME	AGE	TITLE
Anthony H. Sobel	52	Chairman of the Board, Director
Shaya Phillips	47	Director
Jeffrey A. Bryson	46	Director
Nancy K. Hedrick	57	Director, President and CEO
Thomas P. Clinton	43	Director, Senior Vice President of Strategic Relationships
Beverly N. Hawkins	43	Secretary, Senior Vice President of Product Development
David B. Dechant	42	Chief Financial Officer and Treasurer
William J. Buchanan	42	Senior Vice President of Delivery and Support

ANTHONY H. SOBEL has served as a director and Chairman of the Board since January 31, 2005. Since January 1996, he has been the CEO of Montana Metal Products, L.L.C., a precision sheet metal fabrication and machining company located in Des Plaines, Illinois. Mr. Sobel is a member of the board’s audit and compensation committees.

SHAYA PHILLIPS has served as a director since January 31, 2005. From March 2002 until the present, Mr. Phillips has been the Assistant Vice President of Information Technology at the Fashion Institute of Technology of the State University of New York. From January 2000 through March 2002, Mr. Phillips was a consultant for CSSP, an unincorporated association that was engaged in the business of network consulting. Mr. Phillips is chairman of the board’s compensation committee, and he is a member of its audit committee.

JEFFREY A. BRYSON has served as a director since June 20, 2006. From July 2002 until November 8, 2006, Mr. Bryson served as Vice President of Administration and Investor Relations at ScanSource, Inc., a public technology distribution company headquartered in Greenville, South Carolina. Mr. Bryson resigned his position after declining to be interviewed by independent legal counsel for a special committee appointed by ScanSource’s board of directors to conduct a review of ScanSource’s stock option grant practices and related accounting issues. On November 21, 2006, a shareholder derivative suit against certain executive officers and directors, including Mr. Bryson, was filed in the United States District Court for the District of South Carolina, styled Mark Wenham v. Bryson et al., Case No. 6:06-cv-03312-HFF, the subject of which litigation is alleged irregularities in grants of ScanSource stock options. This litigation, which does not concern the Company, is currently pending.

Previously, Mr. Bryson served as interim Chief Financial Officer of ScanSource from July 2002 until November 2002 and as Chief Financial Officer and Treasurer from 1992 until July 2002. Prior to joining ScanSource, Inc., Mr. Bryson was employed for more than seven years at KPMG LLP, where he last held the position of senior manager. Mr. Bryson is chairman of the board’s audit committee, and he is a member of its compensation committee.

NANCY K. HEDRICK has served as President and Chief Executive Officer since January 31, 2005. She has served as a director since February 2005. Prior to the Company’s February 2005 merger, Ms. Hedrick held the position of President of CSI-South Carolina for approximately fifteen years. Ms. Hedrick was a founder of CSI-South Carolina.

THOMAS P. CLINTON has served as Senior Vice President of Strategic Relationships since July 2006. In this role, Mr. Clinton oversees the Company’s sales efforts both in the Software Applications Segment as well as the Technology Solutions Segment. From January 31, 2005 through July 2006, Mr. Clinton served as Vice President of Sales. He has served as a director since February 2005. Mr. Clinton served as Vice President of Sales for CSI-South Carolina from February 1999 to February 2005.

BEVERLY N. HAWKINS has served as Senior Vice President of Product Development since July 2006. In this role, Ms. Hawkins oversees the software development activities of the Company. From January 1, 2006 through July 2006, Ms. Hawkins served as Vice President of Product Development, in which role she performed essentially the same duties and had the same responsibilities as she does at present. From January 31, 2005 through December 31, 2005, Ms. Hawkins served as Vice President of Support Services, in which role she oversaw the provision of customer service and support solutions for the Company’s software and technology products. Ms. Hawkins has served as Secretary of the Company since January 31, 2005. Ms. Hawkins previously served as Vice President of Support Services of CSI – South Carolina from February 1999 until February 2005. From January 1990 until February 1999, she served as Vice President. Ms. Hawkins was a founder of CSI-South Carolina.

DAVID B. DECHANT has served as Chief Financial Officer since May 6, 2005. Prior to his appointment as CFO of CSI, Mr. Dechant was employed from October 2004 until May 2005 as the CFO of NTM, Inc., a manufacturer in Greenville, South Carolina providing performance enhancement and recycling of PET (polyethylene terephthalate) polymer. Previously, he consulted with Bowater, Incorporated from May 2004 to October 2004, providing implementation support for meeting the requirements of the Sarbanes-Oxley legislation. Bowater, headquartered in Greenville, South Carolina, is a manufacturer of newsprint, coated and specialty papers and pulp and forest products.

From January 2004 to April 2004, Mr. Dechant was the CFO/COO and supported succession planning activities in a short-term role with Millenium Manufacturing, LLC and its affiliates, manufacturers of steel arch and specialty chemical storage buildings. Millenium Manufacturing is located in Boone, North Carolina. From November 2002 to January 2004, Mr. Dechant served Bowater, Incorporated as the Acting Manager of the Compliance Department, which position involved overseeing the drafting and coordinating of SEC filings and other public disclosures. From January 2002 to June 2002, Mr. Dechant recruited and placed financial personnel in management roles while working as a recruiting manager in Greenville, South Carolina for Robert Half International Inc., a specialized financial recruiting service.

WILLIAM J. BUCHANAN has served as Senior Vice President of Delivery and Support since July 2006. In this role, Mr. Buchanan oversees the provision of the Company’s engineering services and customer support services for the Technology Solutions Segment and the Software Applications Segment. From January 1, 2006 through July 2006, Mr. Buchanan served as Vice President of Delivery and Support, in which role he performed essentially the same duties and had the same responsibilities as he does at present. From January 31, 2005 through December 31, 2005, Mr. Buchanan served as Vice President of Engineering. Mr. Buchanan also served as Treasurer of the Company from January 31, 2005 until May 2006. From January 1999 to February 2005, Mr. Buchanan held the position of Vice President of Engineering with CSI-South Carolina.

Effective February 11, 2005, all of the executive officers above, except for Mr. Dechant, entered into employment agreements with the Company. Mr. Dechant entered into his employment agreement with the Company on May 6, 2005. These agreements are described under “Item 10. Executive Compensation” below.

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

Audit Committee

We have an audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. Jeffrey A. Bryson, Anthony H. Sobel and Shaya Phillips are the members of the audit committee, with Mr. Bryson serving as chairman. Each of the members of the audit committee is considered “independent” under Rule 4350(d) of the NASDAQ Marketplace Rules.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Bryson, based on his qualifications, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

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

Item 10.	Executive Com pensation.

Director Compensation

The table below presents all compensation for our non-employee directors for the year ended December 31, 2006. Compensation of our two directors who are also executive officers, Nancy K. Hedrick, President and CEO, and Thomas P. Clinton, Senior Vice President of Strategic Relationships, is discussed below under “—Executive Compensation.” Our employee directors do not receive any compensation for serving on the board of directors.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Anthony H. Sobel	—	153,490	—	153,490
			—
Shaya Phillips	—	76,745	—	76,746
			—
Jeffrey A. Bryson	—	45,143	—	45,143
			—
Thomas V. Butta	—	27,086	—	27,086

(1)

The assumptions underlying the valuations of the stock awards and a discussion of those assumptions is contained in Note 10, “Stock-Based Compensation” to our audited consolidated financial statements dated December 31, 2006.

(2)

At December 31, 2006, Messrs. Sobel, Phillips, Bryson and Butta held the following stock awards consisting of shares granted under our 2005 Incentive Compensation Plan: 98,496, 49,248, 23,350 and 16,416, respectively.

Non-employee directors do not receive any cash compensation for serving on the board, but are reimbursed for incidental expenses related to attendance at board and committee meetings. In lieu of cash compensation, we have granted stock awards to our outside directors under our 2005 Incentive Compensation Plan. On February 21, 2006, the compensation committee of the board of directors and the full board of directors approved a grant of 98,496 shares to Mr. Sobel, chairman of the board, and grants of 49,248 shares each to Shaya Phillips and Thomas V. Butta. Pursuant to all of the awards, one-third of the shares vested immediately upon approval, an additional one-third vested on February 28, 2006, and the final one-third vested on February 28, 2007. Except in the event of change of control of the Company, the directors were prohibited from selling any shares awarded them prior to March 1, 2007. If a director’s service terminated prior to a vesting date, all unvested shares would have been forfeited, subject to exception in the discretion of the board. As a result of his subsequent resignation as a director effective February 22, 2006, Mr. Butta forfeited 32,832 shares. The immediate vesting of one-third of the shares awarded was intended to reward past uncompensated service on the board.

On June 20, 2006, our board elected Jeffrey A. Bryson to fill the vacancy on the board created by the February 22, 2006 resignation of Mr. Butta. In connection with his election, Mr. Bryson was awarded 23,350 shares of common stock under our 2005 Incentive Compensation Plan. Under the terms of the award, 11,675 shares vested immediately upon Mr. Bryson’s election to the board and the remaining shares will vest at the conclusion of the 2007 annual meeting of stockholders of the Company if Mr. Bryson is reelected to the board for a successive term at the meeting.

Executive Compensation

The following table shows, for the fiscal year ended December 31, 2006, all compensation that we paid to our named executive officers in all capacities in which they served.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(1)	Total ($)
Nancy K. Hedrick President, Chief Executive Officer and Director	2006	185,000	-0-	5,550	190,550
Thomas P. Clinton Senior Vice President of Strategic Relationships and Director	2006	185,000	-0-	5,550	190,550
Beverly N. Hawkins Senior Vice President of Product Development and Secretary	2006	185,000	-0-	5,550	190,550
William J. Buchanan Senior Vice President of Delivery and Support	2006	185,000	-0-	5,550	190,550

(1)

“All Other Compensation” represents the employer contribution to the Company’s Simple IRA Plan on behalf of each of the named executive officers to match their 2006 pretax elective deferral contribution (which is included under the “Salary” column) made by each to such plan.

Our named executive officers are compensated solely through the payment of salary pursuant to written employment agreements. We entered into separate employment agreements with each of our named executive officers on February 11, 2005, in conjunction with the closing of the merger. All of these employment agreements are identical except for name, job title, and responsibilities. The employment agreements provide that each executive will be compensated at a rate of $185,000 a year, plus such bonuses and raises as our board of directors in its discretion may determine. No bonuses or raises have been awarded by the board during the term of the agreements. In addition, each executive is entitled to benefits under any welfare benefit, business travel insurance or retirement plans or programs provided by the Company applicable generally to its employees (subject to any applicable eligibility or other provisions of such plans or programs).

The term of the agreements is three years, expiring on February 10, 2008. The agreements renew automatically upon the expiration of the initial or any renewal periods in the absence of either party giving thirty days advance notice of termination. The agreements also contain the following provisions:

•	a prohibition on the Company modifying the executive’s job responsibilities and duties in a matter inconsistent with the executive’s job position without the executive’s consent;

•

a prohibition on the Company relocating the executive’s principal location of employment more than thirty miles away from our initial headquarters location in Easley, South Carolina without the executive’s consent;

•	the Company’s right to terminate the executive for cause;

•

non-compete provisions prohibiting the executive from competing with us, soliciting our customers or suppliers, or employing any of our employees during the term of his or her employment and for the period of (i) one year after expiration of the employment agreement or termination of employment for cause, or (ii) the remainder of the initial three year term plus one year upon a voluntary termination of employment;

•	obligations of confidentiality with respect to non-public information concerning our business; and

•	certain benefits to be paid by us to the executive upon his or her termination of employment, as discussed under “—Executives’ Benefits Upon Termination of Employment.”

Savings Plan

The named executive officers participate in a Simple IRA savings plan maintained by the Company for the benefit of its employees. Employees of the Company may participate in the plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. The Company’s contributions to the plan, as determined by management, are discretionary and are allocated among the participants based on the participants’ contributions. Management has the authority to establish a funding policy and to review such policy annually. Contributions to the plan were $114,651 and $87,645 for the years ended December 31, 2006 and 2005, respectively.

Executives’ Benefits Upon Termination of Employment

Upon termination of an executive for cause, the Company will pay the executive salary and unpaid reimbursable expenses outstanding as of the date of termination, plus any benefits to which he or she may be entitled under applicable plans or programs. The employment agreements between each of our named executive officers and the Company provide severance benefits to each executive in the event of termination without cause. Specifically, in the event of such termination, we will pay the executive eighteen months of his or her base salary, plus any benefits to which he or she may be entitled under applicable plans or programs. Also, the executive would be paid, over a one year period following termination of employment, amounts aggregating 75% of the average of the executive’s base salary and bonuses during the period of his or her employment.

2005 Equity Incentive Compensation Plan

On April 29, 2005, our board of directors adopted the 2005 Computer Software Innovations, Inc. Incentive Compensation Plan. The Incentive Plan authorizes the compensation committee of the board of directors to grant one or more of the following awards to directors, officers, key employees, consultants and advisors to the Company and its subsidiaries who are designated by the committee:

•	non-qualified stock options;

•	stock appreciation rights (“SARs”); and

•	stock awards.

We are authorized to issue under the Incentive Plan up to 1,100,000 shares of common stock pursuant to exercise of options and SARs and grants of stock awards. At March 16, 2007, 437,756 of such shares remained available for issuance. Awards that are substituted in connection with a corporate transaction or that are made to an individual outside of the Incentive Plan do not count against the limit.

Generally, if an award is terminated, the shares allocated to that award under the Incentive Plan may be reallocated to new awards under the Incentive Plan. Shares surrendered pursuant to the exercise of a stock option or other award or in satisfaction of tax withholding requirements under the Incentive Plan may also be reallocated to other awards.

The Incentive Plan provides that if there is a stock split, stock dividend or other event that affects our capitalization, appropriate adjustments will be made in the number of shares that may be issued under the Incentive Plan and in the number of shares and price of all outstanding grants and awards made before such event.

Grants and Awards Under the Incentive Plan

The principal features of awards under the Incentive Plan are summarized below.

Stock Options

The Incentive Plan permits the grant of non-qualified stock options. The exercise price for options will not be less than the fair market value of a share of common stock on the date of grant. Other than in connection with a corporate recapitalization, the option price may not be reduced after the date of grant. The period in which an option may be exercised is determined by the committee on the date of grant, but may not exceed ten years. Payment of the option exercise price may be in cash, in a cash equivalent acceptable to the administrator, using a cashless exercise with a broker, with shares of common stock or with a combination of cash and shares of common stock. The Incentive Plan provides that a participant may not be granted options in a calendar year for more than 100,000 shares of common stock.

Stock Appreciation Rights

SARs may be granted either independently or in combination with underlying stock options. Each SAR will entitle the holder upon exercise to receive the excess of the fair market value of a share of common stock at the time of exercise over the SAR’s initial value, which cannot be less than the fair market value of a share of common stock on the date of grant of the SAR. Other than in connection with a corporate recapitalization, the initial value of any SAR may not be reduced after the date of grant. At the discretion of the committee, all or part of the payment in respect of a SAR may be in cash, shares of common stock or a combination thereof. The maximum period in which a SAR may be exercised is ten years from the date of its grant. No participant may be granted SARs in a calendar year covering more than 100,000 shares of common stock. For purposes of this limitation and the individual limitation on the grant of options, a SAR and a related option are treated as a single award.

Stock Awards

The Company may also grant stock awards that entitle the participant to receive shares of common stock. A participant’s rights in the stock award will be forfeitable or otherwise restricted for a period of time or subject to conditions set forth in the grant agreement as determined by the administrator. The administrator may, in its discretion, waive the requirements for vesting or transferability for all or part of the stock awards in connection with a participant’s termination of employment or service. The Incentive Plan provides that no participant may be granted stock awards in any calendar year for more than 400,000 shares of common stock.

Change of Control Provisions

The Incentive Plan provides that in the event of a “Change of Control” (as defined in the Incentive Plan), unless the award is assumed, replaced or converted to the equivalent award by the continuing entity, all outstanding awards will become fully exercisable and the applicable restrictions on such awards will lapse. Replacement awards will be earned, vested or exercisable if the participant is terminated within 24 months of a change in control. Under the Incentive Plan, the term “Change of Control” generally includes a merger, consolidation or reorganization of the Company in which the Company’s shareholders prior to such event do not constitute a majority of the shareholders of the surviving entity following such event; the sale by the Company of substantially all of its assets; the approval by the stockholders of the Company of a complete liquidation or dissolution; or a determination by the board of directors that a “Change of Control” has occurred. The conversion of the Company’s Series A Convertible Preferred Stock or the exercise of the common stock warrants issued in connection with such Preferred Stock would not constitute a Change of Control under the Incentive Plan.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Certain Beneficial Owners

Security Ownership of Management

The following table sets forth, as of March 16, 2007, certain information with respect to beneficial ownership of shares of our common stock by each of the members of the board of directors, by each of the executive officers identified in the “Summary Compensation Table” below and by all directors and executive officers as a group.

The business address of each named person or group is 900 East Main Street, Suite T, Easley, South Carolina 29640.

Name of Beneficial Owner	Common Stock Beneficially Owned(1) (2)	Percent of Class(3)
Nancy K. Hedrick	505,381	14.3
Thomas P. Clinton	505,381	14.3
Beverly N. Hawkins	505,381	14.3
William J. Buchanan	505,381	14.3
Anthony H. Sobel	98,496	2.8
Jeffrey A. Bryson	23,350	0.7
Shaya Phillips	49,248	1.4
All present executive officers and directors as a group (8 persons)	2,192,618	62.1

(1)

Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person, directly or indirectly, has or shares the powers to direct the voting of the security or the power to dispose or direct the disposition of the security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities with respect to which that person has the right to acquire beneficial ownership within 60 days of the relevant date.

(2)	To our knowledge, none of the shares beneficially owned have been pledged as security.
(3)	Based on 3,528,600 shares outstanding as of March 16, 2007.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 16, 2007, certain information with respect to beneficial ownership of shares of our common stock by each person who owns, to our knowledge, more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)		Percent of Class(2)
Joe G. Black 900 East Main Street, Suite T Easley, South Carolina 29640	505,381		14.3

Robert F. Steel 325 East 8th Street Hinsdale, Illinois 60521	172,367	(3)	4.9

Kenneth A. Steel, Jr. 73 East Cedar Street Chicago, Illinois 60611	172,367	(3)	4.9

(1)

Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person, directly or indirectly, has or shares the powers to direct the voting of the security or the power to dispose or direct the disposition of the security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities with respect to which that person has the right to acquire beneficial ownership within 60 days of the relevant date.

(2)	Based on 3,528,600 shares outstanding as of March 16, 2007.
(3)

Based on a Schedule 13D filed with the Securities and Exchange Commission on March 8, 2006, filed jointly by Robert F Steel and Kenneth A. Steel, Jr. Each disclaimed beneficial ownership, for the purposes of Regulation 13D under the Exchange Act, of any shares held beneficially or otherwise by the other.

Security Ownership of Barron

As of March 16, 2007, Barron beneficially held 6,944,736 shares of our Series A Convertible Preferred Stock which is convertible into common stock at any time on a one for one basis, subject to adjustments. The preferred stock is non-voting, except for certain events adversely affecting the rights of holders of such preferred stock and as otherwise provided under Delaware law with respect to class voting. In addition, Barron holds warrants to purchase 7,217,736 shares of our common stock. Both the preferred stock and the warrants contain prohibitions that restrict Barron from beneficially owning more than 4.9% of our common stock at any time. Therefore, based on 3,528,600 shares of common stock outstanding as of March 16, 2007, Barron on such date was the beneficial owner of approximately 178,306 shares of common stock.

The general partner of Barron is Barron Capital Advisors, LLC. Barron’s address is 730 Fifth Avenue, 25th Floor, New York, New York 20019. The managing member of Barron Capital Advisors, LLC is Andrew Barron Worden.

Potential for Change of Control

As of March 16, 2007, our outstanding shares of common stock totaled 3,528,600, of which 2,192,618 were owned by management and our directors. Accordingly, as of such date, our management effectively possessed control of the Company. However, Barron may sell 14,230,472 shares of common stock. Barron is prohibited from beneficially owning greater than 4.9% of our shares (except under limited circumstances involving significant acquisition transactions). However, one or more investors could acquire enough shares in or subsequent to this offering so as to effect a change of control of the Company. We are currently unaware of any plan or arrangement to effect a change of control of us.

Equity Compensation Plans

The following table sets forth certain equity compensation plan information for the Company as of December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	268,343	(1)	$0.12	567,756	(2)
Equity compensation plans not approved by security holder	N/A		N/A	N/A

(1)	Reflects shares underlying options held by non-executive officers of the Company pursuant to the former incentive plan of CSI – South Carolina, which options were assumed by the Company in its February 2005 merger with CSI – South Carolina. No more options may be granted under the former CSI – South Carolina plan.
(2)	Reflects shares available for award under our 2005 Incentive Compensation Plan.

Item 12.	Certain Relationships and Rel ated Transactions, and Director Independence.

Director Independence

The Company utilizes the rules of the NASDAQ Stock Market (the “NASDAQ Rules”) for determining the independence of its directors. The NASDAQ Rules define specific relationships that would disqualify a director from independence. Based on the rules, we have conducted an evaluation of director independence, based primarily on a review of the responses of the directors to questions regarding employment and compensation history, affiliations and family and other relationships, including those relationships described in this item below. As a result of this evaluation, we have affirmatively determined that each of our directors who served during 2006 who is not an executive officer of the Company was and is “independent” for the purposes of NASDAQ Marketplace Rule 4200. These independent directors include Anthony H. Sobel, Shaya Phillips, Jeffrey A. Bryson and Thomas V. Butta (who resigned from our board effective February 22, 2006.)

Our board of directors has no nominating committee. Rather, the full Board acts as a nominating committee. We have two employee directors serving on our Board who, as executive officers, are not considered independent under the NASDAQ Rules. These employee directors are Nancy K. Hedrick, our president and CEO, and Thomas P. Clinton, our senior vice president of strategic relationships.

In determining the independence of our directors pursuant to the NASDAQ Rules, we considered the following relationships:

•

During the negotiations of the final merger agreement, management asked Barron for assistance in identifying possible independent directors. Barron introduced to management Anthony H. Sobel, Shaya Phillips and Thomas V. Butta. The Company conducted research and interviewed candidates, and ultimately elected Messrs. Sobel, Phillips and Butta to the board on January 31, 2005 with CSI – South Carolina acting by written consent as majority shareholder. At the time, we determined that these directors were independent pursuant to the standards of the NASDAQ Rules.

•

Mr. Sobel is a co-investor in Montana Metal Products with Robert F. Steel. We have entered into a consulting arrangement with Mr. Steel and his brother, Kenneth A. Steel, Jr., for Messrs. Steel to advise the Company on the development and implementation of strategic business plans, to assist management in developing marketing and growth strategies and to assist management in seeking out and analyzing potential acquisition opportunities. On February 27, 2006, we entered into a Letter of Engagement and individual stock agreements with Robert F. Steel and Kenneth A. Steel, Jr. The terms of the Letter of Engagement and the stock agreements provide that Messrs. Steel will provide consulting services to us through February 10, 2008. In exchange, we issued 172,367 shares of common stock to each of Kenneth A. Steel, Jr. and Robert F. Steel pursuant to the Company’s 2005 incentive compensation plan. Messrs. Steel are both investors in Barron. For more information concerning Robert F. Steel and Kenneth A. Steel, Jr., and our consulting agreement with them, please see “—Consulting Arrangements.”

•	Mr. Phillips has consulted on a limited basis for Barron with respect to technology investments.

•	Mr. Butta, who resigned as a director in February 2006, at the time of his service, was President and Vice Chairman of the board of directors of a21, Inc., a concern in which Barron had invested.

Participants in the Merger and Related Transactions

Immediately prior to the merger, CSI – South Carolina owned of record and beneficially approximately 77% of all of the issued and outstanding capital stock of VerticalBuyer. As previously disclosed, these shares were purchased on January 31, 2005 from Maximum Ventures. A portion of the consideration for the purchase of such shares was approximately $450,000, plus $20,000 paid for reimbursement of Maximum Ventures’ legal expenses. Of the total paid to Maximum Ventures by CSI – South Carolina, approximately $56,387 was applied against VerticalBuyer’s outstanding liabilities. A portion of the consideration was paid out of cash of CSI – South Carolina, and $50,000 was advanced by Barron. The purchase of the shares from Maximum Ventures was arranged by Barron, which subsequently purchased certain shares of our preferred stock and warrants. None of our directors or executive officers is affiliated with Barron, and Barron’s relationship with us is otherwise limited to its ownership of the Series A non-voting convertible preferred stock, certain warrants to purchase common stock, a subordinated loan to us of approximately $1.9 million and related agreements. Barron received no finder’s or other fee with respect to its role in the transaction with Maximum Ventures.

Two of our directors, Nancy K. Hedrick and Thomas P. Clinton, were formerly directors, executive officers and shareholders of CSI – South Carolina. Likewise, our current officers, with the exception of David B. Dechant, are the former officers of CSI – South Carolina. During the period following the January 31, 2005 purchase by CSI – South Carolina of a controlling interest in VerticalBuyer from Maximum Ventures until immediately prior to the merger, the following principals of CSI – South Carolina served in the following officer positions with VerticalBuyer: Nancy K. Hedrick, President and CEO; Joe G. Black, Interim Chief Financial Officer; Beverly N. Hawkins, Secretary; and William J. Buchanan, Treasurer. Upon the consummation of the merger on February 11, 2005 the following former shareholders and officers of CSI – South Carolina became executive officers of the Company, as follows: Nancy K. Hedrick, President and CEO; Thomas P. Clinton, Vice President of Sales; Beverly N. Hawkins, Secretary and Vice President of Product Development; William J. Buchanan, Treasurer and Vice President of Delivery and Support; and Joe G. Black, Interim CFO. On July 5, 2005, Mr. Black resigned his position as Interim CFO and consulted for the Company until July 2006.

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

Pursuant to the Agreement and Plan of Merger, in the merger and related CSI – South Carolina dividend transactions, the former shareholders of CSI – South Carolina received certain consideration in exchange for their shares of common stock in CSI – South Carolina. Specifically, they received approximately $7.1 million of cash, subordinated notes aggregating approximately $1.9 million to be repaid over the next fifteen months and 2,526,905 shares of our common stock. The five shareholders included Nancy K. Hedrick, our current President, Chief Executive Officer and Director; Thomas P. Clinton, Senior Vice President of Strategic Relationships and Director; William J. Buchanan, Senior Vice President of Delivery and Support; Beverly N. Hawkins, Secretary and Senior Vice President of Product Development; and Joe G. Black, our former interim Chief Financial Officer. Each of these persons currently holds 505,381 shares of our common stock, or approximately 14.7% of such stock outstanding as of March 16, 2007. The consideration received by the five former shareholders of CSI – South Carolina in the merger and related transactions is described in more detail under “Item 1. Description of Business—E. The Merger and Recapitalization—Summary of Consideration Received by Participants in Merger and Related Transactions.”

Subordinated Notes Owed to Related Persons

At December 31, 2006 and March 16, 2007, the balance on each of the five subordinated notes owed to each of Ms. Hedrick, Ms. Hawkins and Messrs. Black, Buchanan and Clinton, was $225,040. This amount also represents the original balances. As discussed in “Item 1. Management’s Discussion and Analysis or Plan of Operation—J. Liquidity and Capital Resources—Credit Arrangements,” we declined to repay the subordinated notes at maturity in May 2006. The five former shareholders of CSI – South Carolina who are holders of the notes have cooperated with us and have not demanded repayment. Pursuant to the notes, default interest has been paid at the rate of 15% per annum rather than the pre-default rate of prime plus 2% per annum. Accordingly, each of the five former CSI shareholders in 2006 received interest payments totaling approximately $48,483 each. As indicated above, all of the five shareholders of CSI – South Carolina hold in excess of 5% of our common stock, and all but Mr. Black are executive officers of the Company.

As described under “Item 10. Executive Compensation,” Ms. Hedrick, Ms. Hawkins and Messrs Clinton and Buchanan entered into employment agreements with the Company. As also described in “—Consulting Arrangements,” Mr. Black entered into a consulting agreement with the Company.

Lease

During 2005 and the spring of 2006, we leased approximately 4,800 square feet of office space from our former Interim Chief Financial Officer, Joe Black. The total rent paid to Mr. Black in the 2005 and 2006 fiscal years was approximately $30,000 and $11,200, respectively. We believe the leasing arrangement with Mr. Black was competitive with similar arms length leasing arrangements in Easley, South Carolina. See “Item 2. Description of Property,” for additional information on the lease.

Consulting Arrangements

Robert F. Steel and Kenneth A. Steel, Jr.

We have a consulting arrangement with Robert F. Steel and Kenneth A. Steel, Jr. of Lamont, Illinois, whereby they advise the Company concerning business development opportunities and strategies. Although Messrs. Steel have provided consulting services since February 11, 2005, the terms of the arrangement were not memorialized until March 2, 2006. At that time, we entered into a letter of engagement dated February 27, 2006.

Under the terms of the letter of engagement, the consultants advise us on the development and implementation of strategic business plans, assist management in developing marketing and growth strategies, and assist management in seeking out and analyzing potential acquisition opportunities. The agreement requires the consultants to provide services until February 10, 2008. The services are required to be provided at times mutually agreeable to the parties, but the consultants are expected to collectively devote an average of four days per month to their performance. In return, we issued to each of them 172,367 shares of our common stock. Stock awards were granted pursuant to the Company’s 2005 Incentive Compensation Plan, and were registered under the Securities Act pursuant to our Form S-8. We agreed to reimburse the consultants for reasonable travel and other expenses incurred by them in furtherance of the objectives of the letter of engagement. The letter also contains customary confidential and non-competition provisions (the term of such non-compete provision to last for the term of the letter of engagement and for one year thereafter). The services and the letter of engagement may be terminated by either party at any time upon written notice.

The stock awarded to Messrs. Steel is subject to the following condition pursuant to the terms of a Restricted Stock Agreement. If the consultants are terminated for cause prior to the earlier to occur of February 28, 2007 or a change in control of the Company, then the consultants are required to return one third of the stock awards at the time of termination. The aggregate grant date fair value computed in accordance with FAS 123(R) for each of the two awards was $276,505. Information concerning the valuations of the stock awards and the accounting for the awards is contained Note 10 to our audited consolidated financial statements dated December 31, 2006, “Stock Based Compensation.”

Robert F. Steel has more than fifteen years of management and consulting experience with public and private companies in a variety of industries, including technology companies. He is President, CEO, Director and a shareholder of K.A. Steel Chemicals, Inc., a Chicago, Illinois based chemical manufacturing and distribution company. He is also Chairman, Director, and a co-owner of Montana Metal Products, L.L.C., a precision sheet metal fabrication and machining company located in Des Plaines, Illinois. One of our directors, Anthony H. Sobel, is the CEO of Montana Metal Products, L.L.C. Mr. Steel holds a Bachelor of Science degree in Accounting and Finance from Georgetown University and a Master’s in Business Administration from the University of Chicago. He also did one year of post-graduate work in international marketing and finance at the Oxford Center of Management at Oxford University, England.

Kenneth A. Steel, Jr. is Executive Vice President, Director and a shareholder of K.A. Steel Chemicals, Inc. He is also President, Director and co-owner of San Francisco Foods, L.L.C., a San Francisco, California based branded food company. Mr. Steel has been involved as a consultant and/or as management in initial public offerings for several entities.

Messrs. Steel are investors in Barron Partners LP, which holds our Series A Convertible Preferred Stock, the warrants and some of our subordinated debt.

Joe G. Black

We entered into a consulting agreement with Joe G. Black, our former interim chief financial officer, to provide financial and accounting consulting services. The consulting arrangement provided for an initial term of one year, which began on July 5, 2005. Mr. Black was compensated at a rate of $75 per hour. The consulting agreement also contained provisions prohibiting Mr. Black from competing with us, soliciting our customers or suppliers, or employing any of our employees for a period of one year following expiration of the consulting agreement. The agreement expired at the end of the initial term on July 4, 2006. During 2006, we paid Mr. Black $4,917 for consulting services.

Item 13.	Exhibi ts.

Exhibit Number	Document
2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed November 14, 2005).

3.1.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Computer Software Innovations, Inc. filed with the Delaware Secretary of State on March 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed March 29, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed March 29, 2006).

4.1	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed November 14, 2005).

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 16, 2005).

10.2	First Amendment to the Preferred Stock Purchase Agreement dated November 7, 2005 between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed November 14, 2005).

10.3	Computer Software Innovations, Inc. Common Stock Purchase Warrant A, issued to Barron Partners LP on February 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form on 8-K, filed February 16, 2005).

10.4	First Amendment to the Computer Software Innovations, Inc. Common Stock Purchase Warrant A issued to Barron Partners LP, dated November 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 14, 2005).

10.5	Computer Software Innovations, Inc. Common Stock Purchase Warrant B, issued to Barron Partners LP on February 11, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed February 16, 2005).

10.6	First Amendment to the Computer Software Innovations, Inc. Common Stock Purchase Warrant B issued to Barron Partners LP, dated November 7, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed November 14, 2005).

10.7	Escrow Agreement dated as of February 10, 2005, between the Company, Computer Software Innovations, Inc., Barron Partners LP and Leatherwood Walker Todd & Mann, P.C. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed February 16, 2005).

10.8	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed February 16, 2005).

10.9	First Amendment to the Registration Rights Agreement dated November 7, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed November 14, 2005).

10.10	Letter Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated June 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 9, 2005).

10.11	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated July 8, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 13, 2005).

10.12	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated August 16, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-QSB, filed August 22, 2005).

10.13	Letter Agreement by and between the Company and Barron Partners LP dated September 30, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on October 12, 2005).

10.14	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated January 9, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed January 11, 2006).

10.15	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated February 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 7, 2006).

10.16	Warrant Amendment and Exchange Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated December 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2007).

10.17	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed January 5, 2007).

10.18	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed January 5, 2007).

10.19	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed January 5, 2007).

10.20	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed January 5, 2007).

10.21	Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed February 16, 2005).

10.22	Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed February 16, 2005).

10.23*	Employment Agreement dated as of February 11, 2005, between the Company and Nancy K. Hedrick (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed February 16, 2005).

10.24*	Employment Agreement dated as of February 11, 2005, between the Company and Thomas P. Clinton (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed February 16, 2005).

10.25*	Employment Agreement dated as of February 11, 2005, between the Company and William J. Buchanan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed February 16, 2005).

10.26*	Employment Agreement dated as of February 11, 2005, between the Company and Beverly N. Hawkins (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed February 16, 2005).

10.27*	Employment Agreement dated as of May 6, 2005, between the Company and David B. Dechant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed May 9, 2005).

10.28	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated September 16, 2003 (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K, filed March 28, 2005).

10.29	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated July 15, 2002 (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K, filed March 28, 2005).

10.30*	Form of CSI-South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K, filed March 28, 2005).

10.31*	Form of Non-qualified Stock Option Agreement between CSI-South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K, filed March 28, 2005).

10.32*	Form of Option Repurchase Agreement between CSI-South Carolina and certain non-executive personnel effective February 7, 2005 (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K, filed March 28, 2005).

10.33	SIMPLE IRA Plan, effective September 17, 1999 (incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K, filed March 28, 2005).

10.34	Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated January 9, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed January 9, 2006).

10.35	H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. effective through May 31, 2005 (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K, filed March 28, 2005).

10.36	Stock Purchase Agreement by and between Maximum Ventures, Inc., a New York corporation, Computer Software Innovations, Inc., a South Carolina corporation and Leatherwood Walker Todd & Mann, P.C. dated January 31, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K, filed March 28, 2005).

10.37	Amended and Restated Loan and Security Agreement between RBC Centura Bank and Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed January 5, 2007).

10.38	Commercial Promissory Note in the Amount of $5,500,000 payable by Computer Software Innovations, Inc. to RBC Centura Bank dated January 2, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed January 5, 2007).

10.39	Commercial Promissory Note in the Amount of $800,000 payable by Computer Software Innovations, Inc. to RBC Centura Bank dated January 2, 2007 (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed January 5, 2007).

10.40*	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 9, 2005).

10.41*	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 9, 2005).

10.42*	Form of Restricted Stock Agreement entered into by and between the Company and Anthony H. Sobel, Shaya Phillips and Thomas V. Butta dated February 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 27, 2006).

10.43	Letter of Engagement by and between the Company and Robert F. Steel and Kenneth A. Steel, Jr., dated February 27, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 7, 2006).

10.44	Form of Restricted Stock Agreement by and between the Company and Robert F. Steel and Kenneth A. Steel, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed March 7, 2006).

10.45	Reseller Agreement by and between the Company and Promethean, Inc. dated April 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 24, 2006).

10.46	IDS Branded Reseller Agreement by and between the Company and Information Delivery Systems, LLC dated April 18, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed April 24, 2006).

10.47	Investor Relations Consulting Agreement by and between the Company and Alliance Advisors, LLC dated July 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 14, 2006).

10.48*	Restricted Stock Agreement by and between the Company and Jeffrey A. Bryson dated June 20, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB, filed August 14, 2006).

10.49	Asset Purchase Agreement for the Acquisition of Assets of McAleer Computer Associates, Inc. by Computer Software Innovations, Inc. dated November 27, 2006 among Computer Software Innovations, Inc., McAleer Computer Associates, Inc. and William J. McAleer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 1, 2006).

10.50	Bill of Sale by McAleer Computer Associates, Inc. in favor of Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed January 5, 2007).

10.51	Assignment and Assumption Agreement between McAleer Computer Associates, Inc. and Computer Software Innovations, Inc. (executed January 2, 2007) (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed January 5, 2007).

10.52	Warranty Deed from McAleer Computer Associates, Inc. to Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K, filed January 5, 2007).

10.53	Consulting Agreement between Computer Software Innovations, Inc. and William J. McAleer dated December 2, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed January 5, 2007).

10.54	Confidentiality, Noncompetition and Nonsolicitation Agreement by and among Computer Software Innovations, Inc.; McAleer Computer Associates, Inc.; and William J. McAleer dated January 2, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed January 5, 2007).

10.55	Commercial Promissory Note in the amount of $486,000 payable by the Company to RBC Centura Bank dated February 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 15, 2007).

10.56	Mortgage granted by the Company to RBC Centura Bank dated February 9, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed February 15, 2007).

10.57	Assignment of Leases, Rents and Profits granted by the Company to RBC Centura Bank dated February 9, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed February 15, 2007).

14**	Computer Software Innovations, Inc. Code of Business Conduct and Ethics.

21**	List of Subsidiaries.

23**	Consent of Elliott Davis, LLC.

31.1**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Acknowledgement between the Company and The Geneva Companies, Inc. dated December 28, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on 8-K filed on January 3, 2006).

99.2	Letter Agreement by and between Computer Software Innovations, Inc., a South Carolina corporation, and The Geneva Companies, Inc. dated February 6, 2003 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on 8-K filed on January 3, 2006).

*	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.

Item 14.	Pri ncipal Accountant Fees and Services.

The following table sets forth professional fees billed by Elliott Davis, LLC to the Company for professional services rendered for the fiscal years ended December 31, 2006 and 2005. “Audit fees” consisted primarily of fees for the audit of the Company’s annual consolidated financial statements and for reviews of the condensed financial statements included in the Company’s quarterly reports on Form 10-QSB. “Audit related fees” related primarily to services rendered in connection with the Company’s registration statement on Form SB-2 declared effective by the Securities Exchange Commission on February 14, 2006, and subsequent amendments. “Tax fees” include fees for services for assistance with a state tax audit. “All other fees” related to services rendered in 2006 in connection with the audits of the financial statements of McAleer Computer Associates, Inc. for 2006, 2005 and 2004.

Description	2006	2005
Audit fees	$67,700	$78,600
Audit related fees	25,500	85,700
Tax fees	12,800	8,000
All other fees	84,900	0

TOTAL FEES	$190,900	$172,300

Pre-approved Services

The Company’s Audit Committee Charter stipulates that the audit committee will pre-approve all audit and non-audit services (subject to de minimis exceptions as defined by law for non-audit services) provided by the independent auditors in accordance with applicable regulations. The audit committee may delegate its authority to pre-approve non-audit services to one or more designated audit committee members. As permitted in its charter, the audit committee delegated its pre-approval authority with respect to non-audit services provided to the Company by Elliott Davis, LLC, to the audit committee chairman. The decisions of the designated member shall be presented to, and ratified by, the full audit committee at the next subsequent meeting. In 2006, all audit related services, tax services and other services were pre-approved by the audit committee.

S IGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.
Date: April 2, 2007

	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy K. Hedrick Nancy K. Hedrick	President and Chief Executive Officer and Director	April 2, 2007
(Principal Executive Officer)

/s/ David B. Dechant David B. Dechant	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/s/ Anthony H. Sobel Anthony H. Sobel	Chairman, Director	April 2, 2007

/s/ Shaya Phillips Shaya Phillips	Director	April 2, 2007

/s/ Thomas P. Clinton Thomas P. Clinton	Senior Vice President of Strategic Relations and Director	April 2, 2007

/s/ Jeffrey A. Bryson Jeffrey A. Bryson	Director	April 2, 2007

INDEX T O EXHIBITS

Exhibit Number	Document
2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed November 14, 2005).

3.1.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Computer Software Innovations, Inc. filed with the Delaware Secretary of State on March 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed March 29, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed March 29, 2006).

4.1	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed November 14, 2005).

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 16, 2005).

10.2	First Amendment to the Preferred Stock Purchase Agreement dated November 7, 2005 between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed November 14, 2005).

10.3	Computer Software Innovations, Inc. Common Stock Purchase Warrant A, issued to Barron Partners LP on February 11, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form on 8-K, filed February 16, 2005).

10.4	First Amendment to the Computer Software Innovations, Inc. Common Stock Purchase Warrant A issued to Barron Partners LP, dated November 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 14, 2005).

10.5	Computer Software Innovations, Inc. Common Stock Purchase Warrant B, issued to Barron Partners LP on February 11, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed February 16, 2005).

10.6	First Amendment to the Computer Software Innovations, Inc. Common Stock Purchase Warrant B issued to Barron Partners LP, dated November 7, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed November 14, 2005).

10.7	Escrow Agreement dated as of February 10, 2005, between the Company, Computer Software Innovations, Inc., Barron Partners LP and Leatherwood Walker Todd & Mann, P.C. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed February 16, 2005).

10.8	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed February 16, 2005).

10.9	First Amendment to the Registration Rights Agreement dated November 7, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed November 14, 2005).

10.10	Letter Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated June 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 9, 2005).

10.11	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated July 8, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 13, 2005).

10.12	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated August 16, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-QSB, filed August 22, 2005).

10.13	Letter Agreement by and between the Company and Barron Partners LP dated September 30, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on October 12, 2005).

10.14	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated January 9, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed January 11, 2006).

10.15	Letter Agreement by and between Computer Software Innovations, Inc. and Barron Partners LP dated February 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 7, 2006).

10.16	Warrant Amendment and Exchange Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated December 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2007).

10.17	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed January 5, 2007).

10.18	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed January 5, 2007).

10.19	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed January 5, 2007).

10.20	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed January 5, 2007).

10.21	Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed February 16, 2005).

10.22	Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed February 16, 2005).

10.23*	Employment Agreement dated as of February 11, 2005, between the Company and Nancy K. Hedrick (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed February 16, 2005).

10.24*	Employment Agreement dated as of February 11, 2005, between the Company and Thomas P. Clinton (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed February 16, 2005).

10.25*	Employment Agreement dated as of February 11, 2005, between the Company and William J. Buchanan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed February 16, 2005).

10.26*	Employment Agreement dated as of February 11, 2005, between the Company and Beverly N. Hawkins (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed February 16, 2005).

10.27*	Employment Agreement dated as of May 6, 2005, between the Company and David B. Dechant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed May 9, 2005).

10.28	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated September 16, 2003 (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K, filed March 28, 2005).

10.29	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated July 15, 2002 (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K, filed March 28, 2005).

10.30*	Form of CSI-South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K, filed March 28, 2005).

10.31*	Form of Non-qualified Stock Option Agreement between CSI-South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K, filed March 28, 2005).

10.32*	Form of Option Repurchase Agreement between CSI-South Carolina and certain non-executive personnel effective February 7, 2005 (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K, filed March 28, 2005).

10.33	SIMPLE IRA Plan, effective September 17, 1999 (incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K, filed March 28, 2005).

10.34	Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated January 9, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed January 9, 2006).

10.35	H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. effective through May 31, 2005 (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K, filed March 28, 2005).

10.36	Stock Purchase Agreement by and between Maximum Ventures, Inc., a New York corporation, Computer Software Innovations, Inc., a South Carolina corporation and Leatherwood Walker Todd & Mann, P.C. dated January 31, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K, filed March 28, 2005).

10.37	Amended and Restated Loan and Security Agreement between RBC Centura Bank and Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed January 5, 2007).

10.38	Commercial Promissory Note in the Amount of $5,500,000 payable by Computer Software Innovations, Inc. to RBC Centura Bank dated January 2, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed January 5, 2007).

10.39	Commercial Promissory Note in the Amount of $800,000 payable by Computer Software Innovations, Inc. to RBC Centura Bank dated January 2, 2007 (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed January 5, 2007).

10.40*	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 9, 2005).

10.41*	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 9, 2005).

10.42*	Form of Restricted Stock Agreement entered into by and between the Company and Anthony H. Sobel, Shaya Phillips and Thomas V. Butta dated February 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 27, 2006).

10.43	Letter of Engagement by and between the Company and Robert F. Steel and Kenneth A. Steel, Jr., dated February 27, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 7, 2006).

10.44	Form of Restricted Stock Agreement by and between the Company and Robert F. Steel and Kenneth A. Steel, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed March 7, 2006).

10.45	Reseller Agreement by and between the Company and Promethean, Inc. dated April 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 24, 2006).

10.46	IDS Branded Reseller Agreement by and between the Company and Information Delivery Systems, LLC dated April 18, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed April 24, 2006).

10.47	Investor Relations Consulting Agreement by and between the Company and Alliance Advisors, LLC dated July 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 14, 2006).

10.48*	Restricted Stock Agreement by and between the Company and Jeffrey A. Bryson dated June 20, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB, filed August 14, 2006).

10.49	Asset Purchase Agreement for the Acquisition of Assets of McAleer Computer Associates, Inc. by Computer Software Innovations, Inc. dated November 27, 2006 among Computer Software Innovations, Inc., McAleer Computer Associates, Inc. and William J. McAleer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 1, 2006).

10.50	Bill of Sale by McAleer Computer Associates, Inc. in favor of Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed January 5, 2007).

10.51	Assignment and Assumption Agreement between McAleer Computer Associates, Inc. and Computer Software Innovations, Inc. (executed January 2, 2007) (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed January 5, 2007).

10.52	Warranty Deed from McAleer Computer Associates, Inc. to Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K, filed January 5, 2007).

10.53	Consulting Agreement between Computer Software Innovations, Inc. and William J. McAleer dated December 2, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed January 5, 2007).

10.54	Confidentiality, Noncompetition and Nonsolicitation Agreement by and among Computer Software Innovations, Inc.; McAleer Computer Associates, Inc.; and William J. McAleer dated January 2, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed January 5, 2007).

10.55	Commercial Promissory Note in the amount of $486,000 payable by the Company to RBC Centura Bank dated February 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 15, 2007).

10.56	Mortgage granted by the Company to RBC Centura Bank dated February 9, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed February 15, 2007).

10.57	Assignment of Leases, Rents and Profits granted by the Company to RBC Centura Bank dated February 9, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed February 15, 2007).

14**	Computer Software Innovations, Inc. Code of Business Conduct and Ethics.

21**	List of Subsidiaries.

23**	Consent of Elliott Davis, LLC.

31.1**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Acknowledgement between the Company and The Geneva Companies, Inc. dated December 28, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on 8-K filed on January 3, 2006).

99.2	Letter Agreement by and between Computer Software Innovations, Inc., a South Carolina corporation, and The Geneva Companies, Inc. dated February 6, 2003 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on 8-K filed on January 3, 2006).

*	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.