Form 10QSB
period 2007-03-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2007-05-15
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number

COMPUTER SOFTWARE INNOVATIONS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	98-0216911
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 East Main Street, Suite T

Easley, South Carolina 29640

(864) 855-3900

(Address and Telephone Number of Principal Executive Offices)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,497,030 as of May 9, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2007	March 31, 2006
REVENUES
Software applications segment	$2,739,436	$1,104,072
Technology solutions segment	8,912,296	3,738,332

Net sales and service revenue	11,651,732	4,842,404
COST OF SALES
Software applications segment:
Cost of sales, excluding depreciation, amortization and capitalization	1,418,727	474,255
Depreciation	14,310	18,400
Amortization of capitalized software costs	239,197	151,009
Capitalization of software costs	(226,973)	(181,775)

Total software applications segment cost of sales	1,445,261	461,889
Technology solutions segment:
Cost of sales, excluding depreciation	7,651,606	2,855,308
Depreciation	21,464	21,600

Total technology solutions segment cost of sales	7,673,070	2,876,908

Total cost of sales	9,118,331	3,338,797

Gross profit	2,533,401	1,503,607
OPERATING EXPENSES
Salaries and wages and benefits (excluding stock-based compensation)	1,072,307	771,215
Stock based compensation	85,786	613,954
Acquisition expenses	69,655	—
Professional and legal compliance related costs	219,871	342,680
Marketing costs	43,649	89,904
Travel and mobile costs	153,421	82,445
Depreciation and amortization	90,247	35,111
Other selling, general and administrative expenses	218,660	95,710

Total operating expenses	1,953,596	2,031,019

Operating income (loss)	579,805	(527,412)
OTHER INCOME (EXPENSE)
Interest income	2,705	2,181
Interest expense	(134,019)	(92,385)
Amortization of loan fees	—	(17,458)
Loss on disposal of property and equipment	(1,218)	—

Net other income (expense)	(132,532)	(107,662)

Income (loss) before income taxes	447,273	(635,074)
INCOME TAX EXPENSE (BENEFIT)	162,490	(205,544)

Net income (loss)	$284,783	$(429,530)

BASIC EARNINGS (LOSS) PER SHARE	$0.08	$(0.15)

DILUTED EARNINGS (LOSS) PER SHARE	$0.02	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING – Basic	3,489,015	2,891,556

WEIGHTED AVERAGE SHARES OUTSTANDING – Diluted	13,675,910	2,891,556

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and equivalents	$—	$—
Accounts receivable, net	5,493,438	3,828,190
Inventory	52,160	2,569,382
Prepaid expenses	107,965	56,174
Income taxes receivable	43,651	43,651

Total current assets	5,697,214	6,497,397
PROPERTY AND EQUIPMENT, net	1,372,345	771,472
COMPUTER SOFTWARE COSTS, net	2,124,835	1,505,458
DEFERRED TAX ASSET	205,125	366,476
GOODWILL	1,480,587	—
OTHER ASSETS	1,662,308	318,884

	$12,542,414	$9,459,687

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,176,868	$3,995,021
Deferred revenue	3,847,621	2,079,492
Deferred tax liability	407,500	373,960
Bank line of credit	1,341,000	551,000
Current portion of notes payable	238,007	109,274
Subordinated notes payable to shareholders	2,250,400	2,250,400

Total current liabilities	11,261,396	9,359,147

NOTES PAYABLE, less current portion	1,007,960	204,680

Total liabilities	12,269,356	9,563,827

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 6,944,736 and 7,012,736 shares issued and outstanding, respectively	6,945	7,013
Common stock - $0.001 par value; 40,000,000 shares authorized; 3,544,385 and 3,429,030 shares issued and outstanding, respectively	3,544	3,429
Additional paid-in capital	6,634,624	6,473,342
Accumulated deficit	(6,240,990)	(6,525,773)
Unearned stock compensation	(131,065)	(62,151)

Total shareholders’ equity (deficit)	273,058	(104,140)

	$12,542,414	$9,459,687

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2006	$3,429	$7,013	$6,473,342	$(6,525,773)	$(62,151)	$(104,140)
Barron’s conversion of preferred stock into common stock	68	(68)	—	—	—	—
Exercise of stock options	47	—	6,582			6,629
Stock-based compensation	—	—	154,700	—	(68,914)	85,786
Net income for three months ended March 31, 2007	—	—	—	284,783	—	284,783

Balances at March 31, 2007	$3,544	$6,945	$6,634,624	$(6,240,990)	$(131,065)	$273,058

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2007	March 31, 2006
OPERATING ACTIVITIES
Net income (loss)	$284,783	$(429,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	365,218	243,578
Stock compensation expense, net	85,786	613,954
Deferred income taxes	161,141	13,705
Loss on disposal of fixed assets	1,218	—
Changes in deferred and accrued amounts
Accounts receivable	(1,665,248)	2,422,825
Inventories	2,517,222	(14,506)
Prepaid expenses and other assets	51,994	(24,621)
Accounts payable	(818,153)	173,876
Deferred revenue	1,768,129	(273,730)
Taxes payable (receivable)	—	(225,568)

Net cash provided by operating activities	2,752,090	2,499,983

INVESTING ACTIVITIES
Purchases of property and equipment	(82,639)	(351,484)
Capitalization of computer software	(226,973)	(181,775)
Purchase of computer software	(21,601)	(10,000)
Trademarks	—	(4,354)
Purchase of McAleer Computer Associates, Inc.	(4,149,519)	—

Net cash used for investing activities	(4,480,732)	(547,613)

FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	790,000	(1,701,000)
Borrowings under long term notes payable	972,046	400,000
Repayments of long term notes payable	(40,033)	(8,245)
Exercise of stock options	6,629	—

Net cash provided by (used for) financing activities	1,728,642	(1,309,245)

Net change in cash and cash equivalents	—	643,125
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$643,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$47,636	$222,882
Income taxes	$1,350	$6,318

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Organization

Computer Software Innovations, Inc. (formerly VerticalBuyer, Inc.) (the “Company”, “CSI” or “we”), a Delaware corporation, was incorporated on September 24, 1999. The Company currently trades in the over-the-counter market and is reported on the OTC Bulletin Board under the symbol “CSWI.OB.”

In the first quarter of 2005, we concluded a series of recapitalization transactions. On January 31, 2005, a change in control of the Company occurred as a result of the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). On February 11, 2005, CSI – South Carolina merged into us, and we issued preferred stock, common stock, warrants and certain subordinated notes. In connection with the merger, we changed our name to “Computer Software Innovations, Inc.” We refer to the Company prior to the merger as VerticalBuyer.

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

The reverse merger and related transactions are described in further detail in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

In accordance with our business strategy, on January 2, 2007, we purchased substantially all of the assets and business operations of McAleer Computer Associates, Inc. (“McAleer”). The total price for the assets acquired was $4,050,000. Details on the acquisition are described in Note 3 – McAleer Acquisition, below.

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

Basis of presentation

Our consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. Intercompany balances and transactions have been eliminated. We use the accrual basis of accounting.

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

The consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-KSB.

Certain amounts have been reclassified to conform to the current presentation.

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding during the period. The weighted average number of common stock shares outstanding was 3,489,015 and 2,891,556 for the quarters ended March 31, 2007 and 2006, respectively. The weighted average number of common and potential common shares outstanding for the quarter ended March 31, 2007 was 13,675,910 (consisting of 3,489,015 shares outstanding and shares underlying our preferred stock, warrants and options of 6,973,447, 2,947,581 and 265,868, respectively); and 12,696,145 for the quarter ended March 31, 2006 (consisting of 2,891,556 shares outstanding, and shares underlying our preferred stock, warrants and options of 7,087,736, 2,460,839 and 256,014, respectively). The actual number of shares underlying outstanding warrants and options were 7,217,736 and 290,988; and 7,217,736 and 268,343, respectively, for the quarters ended March 31, 2007 and 2006. These shares are reduced by application of the treasury stock method, which assumes that the proceeds from the exercise of the warrants and options are used to buy back shares off the market, thereby reducing the number of outstanding shares for the earnings (loss) per share calculation.

GAAP requires that in the case of thinly traded stock, management assess, among other factors, whether the market quoted price is representative of the price that would be effective were all shares issued in connection with various transactions, which would include the issuance of significant additional shares in dilutive transactions. Following consultation with accounting and valuation experts and applying the principle of conservatism, which is a basis of the dilution calculation under GAAP, management uses the higher of an income statement performance and cash flow indicator based stock value computation based on comparisons to peer public companies, or the quoted market price, on a weighted average basis, for the repurchase of shares in the diluted earnings (loss) per share calculation. Once management, in consultation with its accounting and financial experts, considers the stock no longer thinly traded, management will use the quoted market price exclusively.

The potential common shares were not used in the calculation of diluted earnings per share for the quarter ended March 31, 2006, as the effect is anti-dilutive due to the net loss reported for the period.

NOTE 3 – MCALEER ACQUISITION

On January 2, 2007, the Company consummated its previously announced acquisition of the business operations of McAleer Computer Associates, Inc (“McAleer”). The transaction was structured as a purchase of substantially all of the assets of McAleer.

The total price for the purchased assets was $4,050,000, of which $3,525,000 was paid in cash at closing. The balance of $525,000 was to be paid pursuant to a promissory note to the owner, William McAleer, in twenty quarterly installments of principal in the amount of $26,250, plus interest in arrears at the LIBOR rate, beginning March 31, 2007. The note was secured by a first mortgage on the real property of McAleer conveyed in the acquisition, consisting of the office building located in Mobile, Alabama from which the Mobile personnel operate. The Company assumed no liabilities of McAleer, other than certain operating leases and obligations under ongoing customer contracts. On February 8, 2007, the Company repaid the note to William McAleer by financing the real estate through a mortgage note with its bank in the amount of $486,000 (the terms of which are discussed below under Note 5 – Long-term and Short-term Debt and Off-Balance Sheet Instruments) and a draw against its revolving credit facility for the remaining balance. Expenses for the acquisition, in the amount of $266,837, of which $167,318 was expended in 2006, consisted of legal and professional fees, travel costs, stock compensation costs and various other expenses related to the acquisition transaction. These expenses have been capitalized and allocated to goodwill. The Company engaged an independent party to provide assistance with customary evaluations, analysis and allocation of the purchase price, which resulted in an allocation to goodwill. For the purposes of recording assets by segment, the acquired assets, including goodwill, are reported under the Software applications segment. The Company expects all goodwill will be deductible for tax purposes, and has an indefinite life for book purposes. The deferred tax liability arises from a difference in the agreed to price for the building asset (tax basis) and the purchase price allocation (book basis included in property and equipment and based on appraisal). Research and development assets acquired in the purchase were not material.

The allocation of the purchase price, including capitalized acquisition expense is as follows (liabilities assumed as a part of the purchase price were not deemed material):

Property and equipment	$615,000
Computer software	610,000
Goodwill	1,480,587
Intangible assets	1,645,000
Deferred tax liability	(33,750)

Total assets purchase and purchase price	$4,316,837

The detail of computer software, other intangible assets and goodwill over their useful lives are as follows:

Asset	Value	Effective Useful Life
Computer software	$610,000	4 years
Trade name	70,000	3 years
Covenants not-to-compete	75,000	5 years
Customer contracts and related relationships	1,500,000	20 years

Total	$2,255,000	13.3 years	*

Goodwill	$1,480,587	indefinite

*	weighted average

The Company funded the acquisition in part with advances of approximately $2.1 million under its credit facilities with its bank. The Company also utilized approximately $1.3 million in cash from McAleer as, pursuant to the asset purchase agreement, service contract revenue with respect to 2007 services which was received by McAleer in 2006 prior to the closing was segregated for the Company’s account. Initially the owner assumed a $525,000 note secured by the real estate for the remainder of the purchase price, which was subsequently refinanced, and the Company incurred expenses which were capitalized as a part of the transaction.

Sources of funds used in the transaction (net of subsequent refinancing activities) are as follows:

Proceeds from increase in long-term note payable secured by property and equipment (at time of purchase)	$486,046
Proceeds from long-term note payable secured by real estate (for refinance of McAleer note)	486,000
Receipts on billings for McAleer 2007 support agreements earmarked for CSI	1,280,000
Draw on revolving credit facility (escrow payment at time of signing of definitive agreement)	100,000
Draw on revolving credit facility (at time of purchase (including $12,378 for acquisition related expenses)	1,671,332
Draw on revolving credit facility (for refinance of McAleer note)	39,000
Payments of acquisition related expenses (funded from revolving credit facility)	254,459

Subtotal of funds from revolving loan	2,064,791

Total purchase price	$4,316,837

Under SFAS No. 141, “Business Combinations,” acquisition expenses incurred as of the initiation date by the acquiring company that are direct costs of the acquisition, as determined by the principles of accounting for the acquisition of an asset, should be allocated to identified assets acquired and liabilities assumed, with unallocated amounts being recorded as goodwill. The guidance further defines the initiation date as “the earlier of (1) the date that the major terms of a plan, including the ratio of exchange of stock, are announced publicly or otherwise formally made known to the stockholders of any one of the combining companies or (2) the date that stockholders of a combining company are notified in writing of an exchange offer.” In addition, direct costs are further defined as “out-of-pocket or incremental costs directly related to a business combination such as a finder’s fee and fees paid to outside consultants for accounting, legal, or engineering investigations or for appraisals.” Guidance further dictates that internal costs associated with a business combination (whether one-time costs or recurring in nature) should be expensed as incurred. Under this guidance, the initiation date of this acquisition was September 20, 2006, the date the Company filed the Form 8-K with the SEC setting forth our intent to acquire McAleer and formally communicating to our shareholders the major terms of the potential acquisition agreement.

In consideration of the requirements of SFAS No. 141, the Company identified expenses incurred that were directly related to the acquisition of McAleer, and capitalized those expenses as appropriate. Upon completion of the acquisition, the purchase price and other direct costs were allocated to identifiable assets or liabilities, with all unallocated amounts classified as goodwill, subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” As of March 31, 2007, the Company has incurred approximately $300,000 in acquisition related costs, of which approximately $267,000 were direct costs of the acquisition of McAleer and were therefore capitalized.

Pro Forma Financial Information

The following unaudited pro forma statement of operations data for the three months ended March 31, 2006 gives effect to our acquisition of McAleer as if the acquisition had occurred on January 1, 2006. Our historical financial information has been derived from our unaudited financial statements included in this report. Historical financial information for McAleer has been derived from the unaudited financial statements of McAleer as of March 31, 2006.

The following unaudited pro forma financial information reflects our accounting for the acquisition of McAleer using the purchase method of accounting. Under the purchase method of accounting, the purchase price that we paid is allocated to the assets acquired, both tangible and intangible, and liabilities that we assumed based upon fair values. Any excess in the purchase price over the fair values of assets and liabilities is recorded as goodwill, which does not require amortization, but is periodically evaluated for impairments. The following unaudited pro forma financial statements data reflects our best estimates of the impact had the transaction occurred on January 1, 2006 based on the best available data, including the final allocation of purchase price using external third-party valuation experts as noted above.

The unaudited pro forma financial information is not necessarily indicative of the financial condition or results of operations that we would have achieved had the acquisition occurred on the dates referred to above. In addition, unaudited pro forma operating information is not necessarily indicative of the results of operations that we may achieve following the consummation of the acquisition.

We have not disclosed pro forma results for the first quarter of 2007 as actual results reported on our income statement are the same as those that would be reported on a pro forma basis. Since the acquisition was agreed to close effective January 1, 2007, and was only closed on January 2, 2007 to accommodate the banks’ holiday, the financial statements for the period ended March 31, 2007 as disclosed on the income statement are indicative of the pro forma results for that period and no further disclosure is necessary.

	CSI	McAleer		Adjustments		Pro Forma Combined
Pro Forma Income Statement Data
Three months ended March 31, 2006
Revenues	$4,842,404	$1,113,946		—		$5,956,350
Net income (loss)	(429,530)	202,779	(1)	(54,132	)(1)(2)	(280,883)
Earnings (loss) per share (basic and diluted)	(0.15)					(0.10)
Weighted average shares outstanding	2,891,556					2,891,556

(1)	Net income is net of pro forma adjustment for C-corporation taxes.

(2)	Net income is adjusted for the pro forma additional depreciation of property and equipment and the amortization of intangibles over the useful lives noted above following the write-up of the assets to their fair values (in accordance with the purchase price allocation detailed above) and the pro forma additional interest expense related to financing used to fund the acquisition.

NOTE 4 – STOCK-BASED COMPENSATION

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan (“the Plan”). The Company accounts for stock based compensation using the fair value method prescribed in SFAS No. 123R, “Share-Based Payment,” and related interpretations, which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of the shares granted.

In 2005, the Company assumed the stock based employee compensation plan of CSI- South Carolina as a result of the reverse merger. In addition, the Company granted 70,000 of new options under the Plan in the first quarter of 2007 at an exercise price of $0.85 per share, as a result of the McAleer acquisition which closed on January 2, 2007. The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model with the following weighted-average assumptions. The assumptions in 2007 relate to the options issued in 2007, reflected in the tables below. The assumptions in 2006 relate to the non-employee compensation issued in 2006, which is discussed under “Non-employee Compensation” below.

Assumptions used in calculation of fair value

	For the Period Ended March 31,
	2007	2006
Expected term (in years)	10	10
Expected volatility	153%	35%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.7%	4.8%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268,343	$0.12	November 1, 2012
Options granted in McAleer acquisition	70,000	$0.85	January 2, 2017

The following table summarizes option activity under the plans for the first quarter of 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	268,343	$0.12
Granted	70,000	0.85
Cancelled	—	—
Exercised	(47,355)	0.14
Forfeited/expired	—	—

Outstanding at March 31, 2007	290,988	$0.29	6.6	$193,803

Exercisable at March 31, 2007	220,988	$0.12	5.6	$186,103

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.96 as of March 31, 2007 and the exercise price multiplied by the number of options outstanding as of that date.

As of March 31, 2007 there remained $79,469 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately 5.6 years.

Non-employee Compensation

On February 21, 2006, the Compensation Committee of the Board of Directors and the full Board of Directors approved awards of Company common stock for the Company’s outside directors under the Company’s 2005 Incentive Compensation Plan (the “Plan”). Directors receiving awards under the Plan were Anthony H. Sobel, Chairman; Shaya Phillips; and Thomas V. Butta. Mr. Sobel was granted 98,496 shares, while Messrs. Phillips and Butta were granted 49,248 shares each. One-third of the awards vested immediately upon approval. An additional one-third vested on February 28, 2006, with the final one-third to vesting on February 28, 2007. Except in the event of a change in control of the Company, the directors could not sell any shares awarded to them prior to March 1, 2007. If a director’s service terminated prior to a vesting date, all unvested shares would be forfeited, subject to exception in the discretion of the Board. As a result of his subsequent resignation as a director discussed below, Mr. Butta forfeited 32,832 shares.

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

On June 20, 2006, the Board elected Jeffery A. Bryson to fill the vacancy on the Board created by the February 22, 2006 resignation of Mr. Butta. Mr. Bryson serves on the Company’s Audit and Compensation Committees and he is Chairman of the Audit Committee. In connection with his election to the Board of Directors on June 20, 2006, the Board approved the award to Mr. Bryson of 23,350 shares of common stock under the Company’s 2005 Incentive Compensation Plan. Under the terms of the award, 11,675 shares vested immediately upon Mr. Bryson’s election to the Board and the remaining shares will vested at the conclusion of the 2007 Annual Meeting of Stockholders of the Company when Mr. Bryson was reelected to the Board for a successive term at such meeting.

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

No additional non-employee based stock awards were granted in the first quarter of 2007.

Total stock based compensation in the first quarter of 2007 was $85,786, of which approximately $14,331 related to the stock options granted as a result of the McAleer acquisition, and $71,455 related to non-employee stock compensation discussed above. As of March 31, 2007 there was $131,065 of unearned stock compensation.

NOTE 5 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS

During the first quarter of 2005, in order to support the activities of the reverse acquisition, the Company entered into a $3.0 million line of credit facility with a bank whereby the Company can borrow up to 80% of accounts receivable balances, not to exceed the total facility limit of $3.0 million. In the first quarter of 2006, this facility was renewed with an increased limit of $3.5 million to support increasing working capital requirements of the Company. On January 2, 2007, the principal amount of the facility was increased again to $5.5 million to support funding and increased working capital in connection with the McAleer acquisition. Eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bear interest at Libor plus 2.5% (Libor plus 2.75% in prior year and quarter) (7.72% and 7.38% at March 31, 2007 and 2006, respectively), payable monthly. There were $1,341,000 and $551,000 of outstanding draws under the facility as of March 31, 2007 and December 31, 2006, respectively. Following several extensions from the original maturity of July 15, 2006 in connection with the increase to support the McAleer acquisition the maturity was set at May 30, 2007.

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

The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.20 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2006. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. The Company complied with these covenants at December 31, 2006 and anticipates continued compliance.

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

On February 14, 2006 the Company entered into an agreement with its bank for a 42 month term loan of $400,000 at a fixed interest rate of 7.5% per annum. The facility is collateralized by substantially all of the assets of the Company. The purpose of the term loan was to finance 2005 capital expenditures and improve its availability under its bank credit facility for working capital purposes.

On January 2, 2007, the Company entered into agreements with the bank modifying its credit facilities. Specifically, availability under its revolving facility was increased from $3.5 million to $5.5 million, and its equipment facility was increased from $400,000 to $800,000. The maturity date for the revolving facility is May 30, 2007, prior to which date the Company anticipates renewing the facility. The equipment note matures January 1, 2010. The primary purpose of the modifications was to increase the amount of the credit facilities to provide for expanding working capital and other credit needs, including funding the acquisition of substantially all of the assets and business operations of McAleer (see Note 3). The modifications also memorialized certain previously granted waivers to the restrictive covenants and requirements contained in the agreements with the bank. The bank granted waivers permitting us to enter into the acquisition of McAleer, including the use of bank credit facility advances to fund such acquisition, and incurring mortgage indebtedness to McAleer as a part of the purchase of McAleer’s real estate. The bank also waived any cross-default relating to the subordinated notes payable to certain stockholders, which the Company did not repay at their May 2006 maturity.

The Company had subordinated notes payable to shareholders with amounts outstanding totaling $2,250,400 at both March 31, 2007 and December 31, 2006. Although the Company possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a draw would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, the Company determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable.

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

The Company’s subordinated noteholders have cooperated with us in the deferral of payment on the subordinated notes. After discussion with the subordinated noteholders, we did not pay the quarterly interest payments that were due on January 1, 2007 and April 1, 2007. We made the decision to defer these payments in a conservative effort to preserve cash flow anticipating the potential impact on liquidity of borrowings as a result of the McAleer acquisition. Due to the large billings and related cash inflow from the Company’s annual billing of support agreements in other quarters of the year, the Company plans to bring such payments current by the third quarter of 2007. Depending on cash flow and liquidity, management will also consider and may make some payments toward reduction of the principal.

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

The amount outstanding on the notes payable at March 31, 2007 was $1,245,967. Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2007	$198,314
2008	283,187
2009	306,235
2010	458,231

Total Principal Payments	$1,245,967

As of March 31, 2007, for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 7.

NOTE 6 – PREFERRED STOCK AND RELATED WARRANTS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

On February 11, 2005, pursuant to the terms of a Preferred Stock Purchase Agreement with Barron Partners LP, we issued to Barron two common stock purchase warrants to purchase a total of 7,217,736 shares of our common stock. The respective exercise prices of the warrants were $1.3972 and $2.0958 per share, with each warrant exercisable for 3,608,868 shares. On December 29, 2006, we agreed to a re-pricing of a portion of the warrants in a Warrant Amendment and Exchange Agreement between the Company and Barron. One warrant was amended and divided into two warrants, one for 1,608,868 shares of common stock at an exercise price of $0.70 per share and another for 2,000,000 shares of common stock at the original exercise price of $1.3972 per share. The second warrant was likewise amended and divided into two warrants, one for 1,608,868 shares of common stock at an exercise price of $0.85 per share and another for 2,000,000 shares of common stock at the original exercise price of $2.0958 per share.

Warrant exercises may be accomplished in one or a series of transactions, subject to a 4.9% beneficial ownership restriction. The terms and conditions of the warrants are identical except with respect to the exercise price.

The warrants may be exercised on a cashless basis. In such event, the Company would receive no proceeds from their exercise. However, a warrant holder (including Barron) could not effect a cashless exercise prior to February 11, 2006. Also, so long as the Company maintains an effective registration statement for the shares underlying the warrants, a warrant holder is prohibited from utilizing a cashless exercise. The Company’s registration statement was declared effective on February 14, 2006 and an updating amendment was declared effective on May 14, 2007.

GAAP requires that in the case of thinly traded stock, management assess, among other factors, whether the market quoted price is representative of the price which would be effective were all shares issued in connection with various transactions, which would include having significant additional shares and liquidity in the market. Following consultation with accounting and valuation experts, management used the higher of an income statement performance and cash flow indicator based stock value computation based on comparisons to peer public companies and the market value of their shares near the date of the Company’s preferred stock and warrant transaction. The Company used these comparables to calculate a per share market value of its shares as a public company with significant stock liquidity (the “Adjusted Market Value”).

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

Registration Rights Agreement

In conjunction with the Preferred Stock Purchase Agreement, the Company entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby the Company agreed to register the shares of common stock underlying the preferred stock and warrants to be sold to Barron. Barron may also demand the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” may require the Company (subject to carveback by a managing underwriter) to include such shares in certain registration statements it may file. The Company is obligated to pay all expenses in connection with the registration of the shares and, prior to February 11, 2007, was liable for liquidated damages in the event the registration of shares did not remain effective pursuant to the Registration Rights Agreement.

On December 29, 2006, the Registration Rights Agreement was amended to, among other things, eliminate liquidated damages. The Company’s obligation to maintain an effective registration statement was also extended by one year until February 11, 2009.

Warrants

As a result of the Registration Rights Agreement containing a clause whereby liquidated damages were payable in cash, the Company was required to follow EITF 00-19. In light of the required accounting treatment under EITF 00-19, the amount of proceeds allocated to the issuance of warrants ($5,035,032, representing all the proceeds with the exception of the $7,218 par value allocated to preferred stock) was recorded as a liability as of the date of the transaction. In addition, the difference between the amount allocated to the issuance of warrants and the fair market value of the warrants based on the Black-Scholes valuation method at reporting dates was recorded in the statement of operations as an unrealized gain (loss) on financial instrument-warrant liability and as an adjustment to the financial instrument-warrant liability on the Company’s balance sheet, to restate the warrants to fair market value as of that date. In each period up to November 7, 2005, the date of the amendment to the Registration Rights Agreement, whereby the cash liquidated damages provision was converted to damages payable by the issuance of a set number of preferred shares, the financial instrument was marked to market and changes in the value were recorded as adjustments in the statement of operations. These adjustments resulted in the Company reporting a significant accumulated deficit where otherwise it would have reported retained earnings.

It was not the intent of either CSI or Barron that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock and warrant issuance being recorded as a liability rather than equity. In response, on November 7, 2005, CSI and Barron entered into an amendment to the Registration Rights Agreement that eliminated cash liquidated damages and replaced them with liquidated damages in the form of additional shares of Series A Convertible Preferred Stock. Pursuant to the amendment, 2,472 shares of preferred stock would have been issued to Barron for each day when liquidated damages were triggered until February 11, 2007, when this damages provision expired. Because the amendment to the Registration Rights Agreement changed the liquidated damages penalty from settlement in cash to settlement in a set number of shares which is unaffected by changes in the share market price, in accordance with EITF 00-19, as of the amendment date, the fair value of the warrants was reclassified from a liability to permanent equity as additional paid-in capital rather than as a potential offset to the accumulated deficit which would not have existed if the initial accounting for the warrants had been as paid in capital instead of as a liability. The fair value at that date, based on the Black-Scholes valuation method, was $5,449,392. The difference between this fair value and the amount allocated to the warrants at issuance ($5,035,032), or $414,360, was recorded as an unrealized loss on warrants to purchase common stock in the accompanying statement of operations for the year ended December 31, 2005.

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

The Company filed a post-effective amendment with the SEC on January 29, 2007. We filed another such amendment on March 14, 2007, which was declared effective on that date. However, absent an amendment or waiver of the Registration Rights Agreement, the Company would have been required to issue to Barron 2,472 shares of preferred stock for each day the liquidated damages are triggered until February 11, 2007, when the damages provision expired. As a part of the agreement on December 29, 2006 to re-price the warrants, Barron waived liquidated damages through February 11, 2007, when the liquidated provisions of the Registration Rights Agreement expired. Also, Barron and the Company agreed to extend the effective term of the Registration Rights Agreement by one year.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At March 31, 2007, future minimum lease payments under non-cancelable leases were:

2007	$101,016
2008	138,432
2009	143,433
2010	146,556
2011	36,795

Total	$566,232

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

Purchase Commitment

On April 18, 2006, we entered into a Reseller Agreement with Promethean, Inc., pursuant to which we were granted the exclusive right to market and resell certain Promethean products in North Carolina and South Carolina. The Reseller Agreement expired in accordance with its terms on December 31, 2006. Subsequently, the parties continued operating under the terms of the expired Reseller Agreement. In March of 2007, the parties engaged in negotiations for a new agreement.

On or about May 4, 2007, the parties were successful in agreeing on the terms of an interim agreement to be effective beginning May 1, 2007. In exchange for purchasing an initial minimum amount of Promethean product aggregating approximately $2.3 million, we will receive standardized pricing for the products. We believe that the arrangement preserves our previous exclusive reseller status in the North and South Carolina markets. The terms of the agreement have not been memorialized in a formal written contract.

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

The following tables summarize information about segment income for the quarters ended March 31, 2007 and 2006; and assets allocated to segments as of March 31, 2007 and 2006.

	Software Applications	Technology Solutions	Total Company
Quarter ended March 31, 2007:
Net sales and service revenue	$2,739,436	$8,912,296	$11,651,732
Gross profit	1,294,175	1,239,226	2,533,401
Segment income	457,273	497,844	(*	)
Segment assets	7,737,587	4,804,827	12,542,414
Quarter ended March 31, 2006:
Net sales and service revenue	$1,104,072	$3,738,332	$4,842,404
Gross profit	642,183	861,424	1,503,607
Segment income	169,454	259,768	(*	)
Segment assets	2,467,902	3,894,922	6,362,824

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Quarter Ended
	March 31, 2007	March 31, 2006
Segment income:
Software applications segment	$457,273	$169,454
Technology solutions segment	497,844	259,768

TOTAL SEGMENT INCOME	955,117	429,222
Less: Merger and compliance costs
Stock based compensation	(85,786)	(613,954)
Professional and legal compliance and litigation related costs	(219,871)	(342,680)
Acquisition costs	(69,655)	—

OPERATING INCOME (Loss) Per consolidated Statements of Operations	$579,805	$(527,412)

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

A. Overview Introduction

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

We develop software applications and provide technology solutions, focused primarily on the needs of organizations that employ fund accounting. Fund accounting is used by those entities that track expenditures and investments by “fund,” or by source and purpose of the funding (e.g. funds provide by government or grant sources), and is utilized primarily by public sector and not-for-profit entities. Our client base consists principally of municipalities, school districts and local government organizations. Our clients also include public libraries, disabilities boards and other non-governmental clients.

Segment reporting

We monitor our business results as two segments, the software applications segment and the technology solutions segment. Our results of operations related to our internally developed software, including an allocation of overheads, are reported through our software applications segment. Our internally developed software consists of fund accounting based financial management software and standards-based lesson planning software. Our primary software, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund,” or by source and purpose of funding. Our fund accounting software is used primarily by public sector and not-for-profit entities. Through our software applications segment, we also provide standards based lesson planning software. The software is designed to allow education professionals to create, monitor, and document lesson plans and their compliance with a state’s curriculum standards including what standards have been met or need to be met. These applications are offered principally to our municipality, school, school district and local government clients. Our software clients also include public libraries, disabilities boards and other non-governmental clients.

Our results of operations related to our hardware-based technology solutions, including an allocation of overheads, are reported through our technology solutions segment. Our hardware-based technology solutions include design, engineering, project planning, installation, training, management and ongoing support and maintenance of hardware and hardware-based operating systems and application software. Our solutions include hardware and hardware-based operating systems and application software for computers, networking, firewall (internet and network access security) and email solutions, IP telephony, wireless networking, video conferencing, video surveillance, monitoring and interactive distance and in-classroom teaching tools. We have established associations with some of the largest vendors in the industry and others whom we believe offer innovative products. These technology solutions are offered to our primary customer base, users of fund accounting. Some solutions, such as IP telephony and video conferencing, are also offered to for-profit entities as opportunities arise.

The wide variety of software and hardware based solutions and related support and maintenance services we offer are discussed in more detail under “Organization” below.

Strategy

While we report the business as two segments and use such information for analysis and decision making purposes, we also operate the business collectively, taking advantage of cross-selling opportunities. As a part of our software applications and technology solutions sales efforts we provide systems and software networking and integration services. These services also generate a significant amount of revenue by increasing demand for the computer hardware equipment we sell.

Our marketing strategy is to provide a suite of software products coupled with full service integration of the hardware solutions that support those products and other back-office functions, and to provide ongoing technical support, monitoring and maintenance services to support the clients’ continuing needs. We also market our hardware solutions and ability to provide a wide level of services and support independent from our software solutions, which when marketed to a fund accounting based organization may also lead to future software sales and integration services. By providing a client the ability to call one solution provider and circumvent the difficulties that often arise when dealing with multiple vendors, we believe we are able to achieve high long-term client satisfaction and a competitive advantage in the marketplace. Repeat business from and increased account penetration through added products and services within our existing customer base has been key to our success and we expect it will continue to play a vital role in our growth. Our focus is on nurturing long-standing relationships with existing customers while establishing relationships with new customers. Over the past ten years we have retained more than 90% of our financial management software customers, and many have become technology solutions customers. Some of our customers who first purchased technology solutions and services have subsequently become financial management software customers.

Our long-term strategy is to pursue a national presence. Our primary, initial focus has been on the southeast region of the United States. As a result of our recent acquisition of McAleer Computer Associates, Inc, (“McAleer”) discussed below, we have expanded our reach into the southeastern states significantly and are beginning to look at other areas of the United States as well.

By strategically combining our internally developed software applications with our ability to integrate computer, networking and other hardware solutions, we have been successful in providing software and hardware solutions to over 400 clients located in the tri-state area of South Carolina, North Carolina and Georgia.

Prior to January 2, 2007, we supported our operations principally out of our physical location in Easley, South Carolina. On January 2, 2007, we acquired the operations, in an asset purchase acquisition, of McAleer. McAleer, an Alabama corporation based in Mobile, Alabama, is primarily a provider of financial management software to the K-12 education market. It has been in operation for over twenty-five years. The acquisition of McAleer strengthens CSI’s current operations with the addition of an office in Mobile, Alabama, from which CSI will be able to deliver expanded software, technology and service offerings to a broader geographic area and the local government (city and county) markets. The addition of McAleer brings on more than 160 additional fund accounting customers in the K-12 education sector, with a geographic presence in five states not previously served by CSI: Alabama, Mississippi, Louisiana, Tennessee and Florida. Like CSI, McAleer also has customers in Georgia and South Carolina. In contrast to CSI, McAleer has not historically focused on the local government market or provided as broad a range of technology solutions. CSI has the opportunity to increase sales to those specific markets and the new regions that McAleer serves. McAleer and the acquisition is discussed in more detail below under “—B. Recent Developments—Acquisition of McAleer Computer Associates, Inc.”

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

In the first quarter of 2005, we completed a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina). These culminated on February 11, 2005 with the merger of CSI – South Carolina into the Company, and our issuance of preferred stock, common stock, common stock warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.” (“CSI.”) We refer to the Company prior to such merger as “VerticalBuyer,” and Computer Software Innovations, Inc. prior to such merger as “CSI – South Carolina.” As we were a shell corporation with virtually no assets or operations and due to other considerations under reverse merger accounting, CSI – South Carolina was considered the acquirer and VerticalBuyer the acquiree. As a result, our prior operations for reporting purposes became those of CSI – South Carolina. The reverse merger and recapitalization was consummated in consideration that it would allow CSI – South Carolina potential access to funds through the capital markets. This potential might assist CSI – South Carolina in providing resources to support its long-term growth strategy. The reverse merger resulted in the commencement of the public reporting of CSI – South Carolina’s operations through us (as the new CSI). The recapitalization transactions, along with further discussion regarding merger accounting and merger summary are discussed in Note 1 herein, and are also discussed in further detail in our most recent filing of our audited financial statements on Form 10-KSB.

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

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology solutions segment when compared to the Software applications segment. Margins for the Software applications segment were 53.1% for the 2006 fiscal year, while margins for the Technology solutions segment were 15.8% for the same period. Margins for the Software applications segment were 47.2% for the first quarter of 2007, while margins for our Technology solutions segment were 13.9% for the same period. Margins for the Software applications segment were 58.2% for the first quarter of 2006, while margins for the Technology solutions segment were 23.0% in the first quarter of 2006.

We believe the combined efforts of our Technology solutions segment with that of our Software applications segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see “—I. Financial Performance—Results of Operations—Segment Information” below.

Subsidiary

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

As previously disclosed, on January 2, 2007 we acquired the business operations of McAleer. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. McAleer and the acquisition transaction are discussed in more detail below under “—B. Recent Developments—Acquisition of McAleer Computer Associates, Inc.”

We are unable to predict the nature, size or timing of any acquisition. We can give no assurance that we will reach agreement or procure the financial resources necessary to fund any acquisition, or that we will be able to successfully integrate or improve returns as a result of any such acquisition. We continue to pursue and enter into preliminary discussions with various acquisition candidates. However, except for the McAleer acquisition, the Company has not entered into agreements or understandings for any other acquisitions which management deems material.

B. Recent Developments

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

The total price for the purchased assets was $4,050,000, of which $3,525,000 was paid in cash at closing. The balance of $525,000 was paid pursuant to a promissory note payable in twenty quarterly installments of principal in the amount of $26,250, plus interest in arrears at the LIBOR rate, beginning March 31, 2007. In February 2007, we refinanced the $525,000 note payable with $486,000 in proceeds from a new real estate note with our bank and a draw on our revolver for the remaining amount. The new note is payable monthly based on a 7.85% interest rate and a 15 year amortization with a balloon payment due at the end of year three. The original $525,000 note was and the new $486,000 note is secured by a first mortgage on the real property of McAleer conveyed in the acquisition, consisting of the office building located in Mobile, Alabama from which our Mobile personnel operate. We assumed no liabilities of McAleer, other than certain leases and obligations of McAleer under ongoing customer contracts.

Expenses for the acquisition, in the amount of $266,837, consisted of legal and professional fees and travel costs and various other expenses related to the acquisition transaction. These expenses have been capitalized and allocated to goodwill. We engaged an independent party to provide assistance with customary evaluations, analysis and allocation of the purchase price, which resulted in an allocation to goodwill. For the purposes of recording assets by segment, the acquired assets, including goodwill will be reported under the software applications segment. The Company expects all goodwill will be deductible for tax purposes, and has an indefinite life for book purposes. The Deferred tax liability arises from a difference in the agreed to price for the building asset (tax basis) and the purchase price allocation (book basis included in Property and equipment and based on appraisal). Research and development assets acquired in the purchase were not material.

The allocation of the purchase price, including capitalized acquisition expenses, is as follows (other liabilities assumed as a part of the purchase were not deemed material):

Property and equipment	$615,000
Computer software	610,000
Goodwill	1,480,587
Intangible assets	1,645,000
Deferred tax liability	(33,750)

Total purchase price	$4,316,837

The detail of Computer software, other Intangible assets and Goodwill and their useful lives are as follows:

Asset	Value	Effective Useful Life
Computer software	$610,000	4 years
Trade name	70,000	3 years
Covenants not-to-compete	75,000	5 years
Customer contracts and related relationships	1,500,000	20 years

Total	$2,255,000	13.3 years	*

Goodwill	$1,480,587	indefinite

*	weighted average

We funded the acquisition in part with advances of approximately $2.1 million under our modified credit facilities with our bank. We also utilized approximately $1.3 million in cash from McAleer as, pursuant to the asset purchase agreement, service contract revenue with respect to 2007 for which cash was received by McAleer in 2006 prior to the closing was segregated for our account. Initially the owner assumed a $525,000 note secured by the real estate for the remainder of the purchase price, which was subsequently refinanced, and the Company incurred expenses which were capitalized as a part of the transaction.

Sources of funds used in the transaction, including subsequent refinance activities and related expenses are as follows:

Proceeds from increase in long-term note payable secured by property and equipment (at time of purchase)	$486,046
Proceeds from long-term note payable secured by real estate (for refinance of McAleer note)	486,000
Receipts on billings for McAleer 2007 support agreements earmarked for CSI	1,280,000
Draw on revolving credit facility (escrow payment at time of signing of definitive agreement)	100,000
Draw on revolving credit facility (at time of purchase (including $12,378 for acquisition related expenses)	1,671,332
Draw on revolving credit facility (for refinance of McAleer note)	39,000
Payments of acquisition related expenses (funded from revolving credit facility)	254,459
Subtotal of funds from revolving loan	2,064,791
Total purchase price	$4,316,837

It is anticipated that McAleer will add additional revenues of approximately $5.0 million to our software applications segment. McAleer is in the process of upgrading approximately 60% of its customers to the latest major release of the McAleer fund accounting system. These increases provide additional revenue due to the increased pricing structure to reflect the enhancements in the latest major release. Accordingly, while not estimable, we anticipate an ongoing improvement in our recurring revenues through this upgrade process.

Due to the increased depreciation and amortization of intangible assets based on the purchase price allocation, and financing costs of the transaction, it is not anticipated that McAleer will add a significant amount to earnings in 2007. However, it is anticipated the McAleer acquisition will be cash flow positive.

For results of operations for the period of this filing, see “G. Overview of Financial Performance—Three months ended March 31, 2007, versus three months ended March 31, 2006 pro forma combined” and Note 3 to our unaudited consolidated financial statements dated March 31, 2007 included in this report.

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

Draws under the revolving facility are generally determined pursuant to a “borrowing base” equal to 80% of the Company’s “eligible accounts.” Eligible accounts essentially include all of the Company’s trade accounts receivable less than 90-days old. Certain other accounts are excluded from eligibility, including: (i) accounts subject to any security interest or incumbrances ranking in priority to the security interest of the bank; (ii) accounts due from affiliates; (iii) accounts which have been determined to be of doubtful collectability; and (iv) accounts due from any one of the Company’s customers if such accounts constitute more than 20% of total eligible accounts. Total advances under the facility are limited to the lesser of the borrowing base or $5.5 million. Advances can be borrowed, repaid and reborrowed under the revolving facility. On January 2, 2007, immediately prior to the parties entering into the amended loan agreement, advances totaling $569,000 were outstanding under the revolving facility. Upon entering into the amended loan agreement, the Company drew down $1.7 million, which was used to fund a portion of the purchase price in the McAleer acquisition. Following such advance, borrowings under the revolving facility totaled $2.2 million, with $400,000 available for further advances. As of May 9, 2007, $2.0 million was outstanding under the facility and $1.6 million was available for additional draws.

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

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year beginning December 31, 2006. This ratio is calculated by adding certain nonrecurring special items to EBITDA, and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. EBITDA, as adjusted for certain non-recurring special items, is referred to elsewhere in this prospectus as “Adjusted EBITDA” or “Financing EBITDA.” It is a non-GAAP financial measure, which is discussed and reconciled to appropriate GAAP measures at “—H. Liquidity and Capital Resources—Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA.”

The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.20 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2006. A ratio of not greater than 2.5 to 1 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. At December 31, 2006, we complied with these covenants.

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

The amended loan agreement also memorializes certain previously granted waivers to the requirements of the continuing credit facilities with the bank. Such waivers from default and the operation of the covenants contained in the amended loan agreement include: waivers permitting the Company to enter into the acquisition of McAleer, including the use of bank credit facility advances to fund such acquisition and the Company’s incurring mortgage indebtedness to McAleer as a part of the purchase of McAleer’s real estate; and a waiver with respect to any cross-default relating to the Company’s subordinated debt to certain stockholders, which debt was not paid at the May 2006 maturity.

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

One error in 2006 was the identification of an isolated computer-generated report calculation error (due to a unit of measure issue) which resulted in the overaccrual of sales in the second quarter of 2006 which was detected when the overaccrual was reversed in the subsequent quarter. Also, prior to the release of our 2006 Form 10-KSB: (i) we detected a typographical error which was not caught in a Form 8-K submission due to failure to clerically check the report after it was Edgarized and before submitted electronically by a third party service provider, and (ii) we detected a typographical error in our September 30, 2006 Form 10-QSB with respect to our net loss for the prior year nine months period ended September 30, 2005. All of these have been properly corrected and disclosed in previously filed reports.

In connection with these errors, we identified a deficiency related to the review of calculations for significant transactions and during certain points in the regulatory filing cycle review a deficiency as a result of insufficient personnel time and resources. While we implemented the internal control improvements with a policy whereby transactions of significant size are recalculated, we have adopted procedures and are increasing our resources to expand our review and validation process to identify and correct typographical and related errors, and we plan to take the following additional actions to improve internal controls in 2007. In the third quarter of 2006 we purchased software for approximately $50,000 which will allow us to automate our monitoring of our controls to assure they are executed as designed. We believe this will provide the most cost effective solution to meet the requirements of the Sarbanes-Oxley Act. This system was installed and training begun, but no improvements implemented in fourth quarter 2006. The entering of controls into the system and the monitoring of those controls will be occurring in the second quarter and throughout the remainder of 2007. In fourth quarter 2006, for an undisclosed amount (due to agreement with the vendor), we also purchased a financial reporting, planning and consolidation system which was not installed until first quarter 2007, and is not yet fully implemented. This system will eliminate the use of complex spreadsheets used in the roll-up of financial information for both internal and external reporting and improve the timeliness of our financial close and reporting cycle. It will also provide more time for personnel to focus on analysis and review of financial information and controls surrounding those activities which must be performed late in the financial closing and regulatory filing cycles. The system also establishes a framework to automate the consolidation of acquired entities, which the Company believes is critical to support the acquisition portion of its growth strategy. This system has been installed and will be implemented throughout the remainder of 2007.

Our accounting system also interfaces with an automated forms routing and approval system which includes the ability to attach and retain supporting documentation. In first quarter 2007, this system was implemented and we identified certain forms and other documents to be integrated into the automated system to improve the consistency and documentation of compliance with controls already in place. We plan to expand the number of forms being used in the system and anticipate that this system will improve the effectiveness of controls across various business process cycles, including the financial reporting cycle. We anticipate more wide-spread implementation and use of this system throughout 2007. As a technical company, and based on training in fourth quarter 2006 and first quarter 2007, we believe we will be able to provide much of the work related to the implementation of these systems with limited external resources and have budgeted $200,000 in 2007 for this and other Sarbanes-Oxley Act compliance related work.

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

We have moved forward with our initial work surrounding the implementation of the Sarbanes-Oxley Act. This has included an assessment of risk in financial reporting and the creation of a documentation and evaluation framework for a significant portion of our business, under consultation with an independent public accounting firm. We budgeted $200,000 for compliance work by external parties related to the Sarbanes-Oxley Act for the fiscal year 2006 and to thereafter complete a portion of testing. We anticipate spending a similar amount in 2007. In 2006, we spent approximately $120,000 on external resources and approximately $80,000 in capital expenditures (for systems described above) to support this initial effort. We used the framework established with the assistance of external resources to perform much of the documentation and initial evaluation effort with internal staff in the third and fourth quarters of 2006 and plan to continue the use of primarily internal staff over the first and second quarters of 2007, in an effort to minimize our third party costs, while still moving forward in our effort to improve our internal controls. In the third and fourth quarters of 2006, we used external resources to help with the implementation of software and related training that will assist us in maintaining controls compliance. We will likely also use some external resources in 2007 for implementation and training efforts. We may also use external resources for further documentation and assistance with controls implementation and compliance in 2007, if deemed necessary to meet the 2007 implementation deadline.

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

Software Modifications Required by Geographic Expansion

We have achieved the most significant penetration in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. To do so, we may have to modify our existing fund accounting programs to accommodate differences in state laws, regulations and taxation. We anticipate needing to make additional investment in software development to accomplish this. However, we plan to make the changes when we have firm orders in an area in an attempt to maximize return on investment as quickly as possible. We are currently converting our programs to the Microsoft .Net programming and SQL database language, but do not yet have all modules ready for release. As a result, some jurisdictional related changes may be required to be made in both our current and .Net platforms through 2007, when we anticipate the large majority, if not all modules will be converted. The costs of such changes may offset somewhat the positive impact from expanding our geographic reach significantly beginning in early 2007 with the acquisition of McAleer.

Conversion of our Accounting+Plus software to Microsoft .Net Programming and SQL Database Language

We have already completed the conversion of the majority of our core accounting modules, with the personnel module still in progress. The completed modules are in formal beta installations. However, the changes we are having to make as a result of the formal beta use have been limited. We are prepared to install and have installed some of the completed modules in select entities which do not have an immediate need for other integrated modules not yet converted. In addition, the completed modules have the functionality necessary to handle school activity funds, such as student clubs, organizations and athletics. Typically payroll is not needed to support school activity funds. Many school activity personnel use packages independent of the school’s accounting packages, which may be cumbersome, or lack functionality. Accordingly, we are beginning to look for sales opportunities of the completed modules now, marketed as our “School Activity” solution. If the school later adopts our full accounting suite, the process of integration will be relatively seamless. We anticipate completing the personnel and certain additional modules adequate to support such installations early in 2007. As previously noted under “—Software Modifications Required by Geographic Expansion” above, we anticipate completing most if not all of the remaining modules throughout 2007.

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

Continued Improvement of Support Solutions

Historically, our Software applications segment has been the most effective in providing support solutions. Going forward, we are increasing the level of support offerings available through our Technology solutions segment. Previously, these primarily consisted of warranty-based services. Additional support offerings may include additional telephone-based troubleshooting and support, real time monitoring and other proactive service offerings and guaranteed response times for customer needs. We have begun introducing additional services, including support for our interactive whiteboard solutions. However, increases in revenues have not yet exceeded our investment in increased technology support offerings. These efforts are discussed further under “—Investment in Support and Telesales Efforts” below.

Investment in Support and Telesales Efforts

In 2006, we originally estimated making an investment of as much as $500,000 to bolster our technical support services and telesales efforts. The investment consisted primarily of increased salaries and wages, and less than $180,000 was spent in

2006. We plan to continue this investment in 2007; however, we do not expect the investment to exceed the amount actually spent in 2006. Based on our past experience with prospecting and technical support agreements, we expect the additional revenue generated from the sales of technical support contracts and additional sales opportunities uncovered by telesales efforts for the fund accounting software and the new curriculator™ standards based lesson planner software will be sufficient to offset our investment within approximately one year. However, we can give no assurances such additional services will be profitable collectively, particularly in the short-term.

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

Reorganization of Sales Force

In 2006 we reorganized our sales force, with representatives selling both software and technology. The purpose of this reorganization was to take advantage of cross-sell opportunities within customer accounts. Previously, our sales personnel had focused on selling either software or technology. While the reorganization was not entirely ineffective, we found that our sales personnel gravitated to either software or technology. Moreover, our market analysis confirmed that fewer personnel in a geographic area are needed to sell software than technology products and services. Accordingly, market expansion for software sales can be effected more quickly than for technology. Therefore, we found it beneficial to maintain separate sales forces for software and technology. We will continue to encourage our sales personnel to cross-sell all of our products and services, emphasizing our ability to handle all of a client’s needs. We are implementing this new sales approach in 2007.

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

The E-Rate program assists both schools and libraries in the United States to obtain affordable telecommunications and internet infrastructure and access. The program provides federally subsidized funding based on the level of poverty and the urban/rural status of the population served. The funding ranges from 20% to 90% of the costs of eligible services. The Company has participated in this program in the past, typically winning total contract awards in the $4,000,000 to $5,000,000 range during the last several years. In late 2005, as a result of our additional investments in software and personnel, we improved our ability to respond to proposals under the program. As a result, for the annual fall 2005 to spring 2006 E-Rate window, we were awarded more than $17 million in contracts and for the annual fall 2006 and spring 2007 E-Rate window, we were awarded more than $24 million in contracts.

Not all of these contracts become fully funded, and projects and related funding can span multiple years. Typically, we have experienced a 20% to 45% funding rate of awarded contracts. Accordingly, we cannot project the impact of our E-Rate efforts on future periods. Revenues linked to the E-Rate program ranged from 10% to nearly 25% of our total revenues from 2004 through 2005. In 2006, revenues linked to the E-Rate program constituted 9% of our total revenues. Although we saw some revenues related to E-Rate in 2006, we did not see significant funding in comparison to projects funded in 2005. We began to receive notification of funding in late 2006 and early 2007. We have received notification that approximately $5 million or 29% of the $17 million in projects we proposed for the fall 2005 / spring 2006 application cycle received funding. This amount represents a nice award considering the amount of E-Rate revenues have historically run between 5% and 25% of our total revenues in any given year, and could approach more than 10% in our current year, were we able to deliver on all projects. However, the completion of these projects may span multiple years and is dependent on the customers having available sufficient resources to provide their share of matching funds to receive the E-Rate program’s portion. Accordingly, we cannot predict the impact of such funding awards, if any, on our 2007 revenues.

Additional Investments Which May Impact Earnings in the Short Term

In addition to the items mentioned above, we expect that our investments in expanding our telesales team, increasing our technical support offerings and hiring additional sales personnel to support our geographic expansion efforts may impact earnings negatively in the short term. While we would expect to cover these investments over no more than four to six quarters, we are unable to estimate the portion of these investments which will be covered in the short term. For further discussion, see “—C. Current Challenges and Opportunities of our Business, and Forward-Looking Information” above.

Acquisitions and Registration Rights

Our growth strategy includes acquisitions. While certain costs related to completing a specific acquisition may be capitalized by inclusion in the allocation of purchase price to the fair value of assets or goodwill, other costs associated with an acquisition and those activities related to searching for, identifying and negotiating an acquisition and certain other costs are expensed. The Company expects to incur additional costs as it seeks to acquire other businesses to execute its growth strategy but cannot predict the amount or timing of such expenses.

An acquisition could also result in the issuance of stock to support the purchase price, or stock-based or other compensation to retain management. For further discussion see “—C. Current Challenges and Opportunities of our Business, and Forward-Looking Information—Creating Synergies with Merger and Acquisition Activity” above.

In addition, in connection with our reverse merger and commencement of public reporting in the first quarter of 2005, and our sale of preferred shares and warrants, we committed to using our best efforts to maintain an effective registration statement for the underlying shares. The McAleer acquisition was considered a material acquisition and, accordingly, we were required to amend our registration statement to disclose the impact of the acquisition. Amending our registration statement results in additional legal and professional fees, which can approach $100,000. These costs are expensed. Subsequent acquisitions, if deemed material, may result in additional amendments and further costs.

Professional Fees

We expect to incur some costs to implement the Sarbanes-Oxley Act legislation and have budgeted $200,000 in 2007 for this work. As of December 31, 2006, we had incurred approximately $118,000 of expenses related to Sarbanes-Oxley work and $50,000 and an undisclosed amount (due to a confidentiality agreement with the vendor) of capital expenditures for internal controls and financial reporting software, respectively, in support of our Sarbanes-Oxley efforts. For the quarter ended March 31, 2007, we incurred approximately $33,000 in costs related to our Sarbanes-Oxley efforts. In the first quarter of 2006, such spending was approximately $97,000. Our professional and legal compliance related costs were approximately $609,000 for the 2006 fiscal year, of which approximately $228,000 was related to services relating to registration statement amendments. The remainder of professional fees related to public company reporting, other regulatory compliance and the Sarbanes-Oxley work.

Stock Based Compensation

In connection with becoming a public company, we recruited independent, non-employee directors. We also engaged consultants to assist us with strategic planning and acquisitions. Definitive agreements were reached regarding the independent directors and consultants compensation in the first and second quarters of 2006. The Compensation Committee of the Board of Directors board approved stock awards, granting the non-employee directors and consultants approximately 500,000 shares. We recorded non-cash expense for directors’ and consultants’ fees in the 2006 totaling approximately $970,000. We expect stock-based compensation, primarily that paid to consultants, to be significantly reduced in 2007 compared to 2006. See Note 4 to our unaudited consolidated financial statements dated March 31, 2007, “Stock Based Compensation,” for further discussion.

Guidance

Going forward, the Company plans to issue earnings releases and provide general forward-looking information regarding earnings. However, we do not intend to provide specific guidance.

Forward-Looking Statements

This prospectus contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to our financial condition, results of operations and future business plans, operations, opportunities and prospects. In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in our reports to stockholders. These forward-looking statements are generally identified by the words or phrases “may,” “could,” “should,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “predict,” “project” or words of similar import. These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause our actual results, performance or achievements to be materially different from any anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date that we make them. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in the “Risk Factors” section. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our software and systems integration businesses also may be subject to the effects of other risks and uncertainties, including, but not limited to:

•	a reduction in anticipated sales;

•	an inability to perform customer contracts at anticipated cost levels;

•	our ability to otherwise meet the operating goals established by our business plan;

•	market acceptance of our new software, technology and services offerings;

•	an economic downturn; and

•	changes in the competitive marketplace and/or customer requirements.

E. Critical Accounting Policies and Estimates

Basis of Presentation

Our consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. We use the accrual basis of accounting.

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

Our judgments are based on our assessment as to the effect certain estimates and assumptions of future trends or events may have on the financial condition and results of operations reported in our financial statements. It is important that an investor understand that actual results could differ materially from these estimates, assumptions, projections and judgments.

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our unaudited consolidated financial statements as of and for the quarter ended March 31, 2007 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

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

Computer Hardware Sales Revenues

Revenue related to hardware sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are net 30 days from shipment. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a standard product, (2) there is a history of acceptance on the product with the customer and (3) the undelivered element is not essential to the customer’s application. Revenue related to spare parts is recognized on shipment. Shipping and handling charges to customers are included in revenues. Shipping and handling costs incurred by the Company are included in cost of sales.

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

Warranties

Our suppliers generally warrant the products distributed by us and allow returns of defective products, including those that have been returned to us by its customers. We do not independently warrant the products we distribute, but we do warrant our services with regard to products that we configure for our customers and products that we build from components purchased from other sources. Warranty expense is not material to our financial statements.

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

Computer Software Costs and Amortization

Computer software costs consist of internal software production costs and purchased software costs capitalized under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”

Costs in the research and development of new software products where the technological feasibility is unknown and enhancements which do not prolong the life or otherwise increase its value are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, to date, through our software solutions segment, we have spent no material efforts on technological innovation for which the feasibility has been unknown.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders described in Note 5 to our unaudited financial statements for the three months ended March 31, 2007 and under “—H. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

F. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company has adopted the provisions of SFAS No. 155 but does not believe that the adoption will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in some additional disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

G. Overview of Financial Performance

Our revenues increased $6.8 million or 140.5% for the first quarter of 2007 compared to the same period of the prior year due to an increase in technology sales, primarily interactive whiteboard solutions, and new software sales, and the addition of sales from the January 2, 2007 acquisition of the McAleer operations (“McAleer”, or “CSI-Mobile”). Of the 140.5% increase, increased technology sales contributed 106.8% and the new addition of the CSI-Mobile operations added 24.0% with the CSI-Easley software operations (operations ongoing before the acquisition and supported principally from our Easley location) adding the remaining 9.7% of the increase. The gross profit improved $1.0 million or 68.4%, primarily due to the increased volume in technology (25.1%), CSI-Mobile (34.2%) and CSI-Easley (9.1%) software sales and a proportional reduction in software costs from the CSI-Mobile operations, partially offset by an unfavorable change in the product mix in technology and increased amortization of capitalized software costs, primarily for CSI-Easley. Operating income improved from the prior year by $1.1 million or 209.9% from improvements in both the technology and CSI-Easley software operations and the CSI-Mobile addition (38.0)% (For more information as to the results of each segment, see “Segment Information” below). The increase was due to the increases in sales and gross profit, coupled with a slight decrease in our operating expenses primarily as a result of the decrease in stock-based compensation costs, professional and legal compliance costs and marketing expenses (due to the completion of rebranding efforts in the prior year). These cost reductions were partially offset by increases in salaries, wages and benefits (primarily from the addition of CSI-Mobile and increased sales activities), travel and mobile costs, and depreciation and amortization. Further analysis of financial performance is discussed below in subsequent sections of the report.

Consolidated Results of Operations

	Three Months Ended
(In thousands)	March 31, 2007	March 31, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$11,652	$4,842	$6,810
GROSS PROFIT	2,533	1,504	1,029
OPERATING INCOME (LOSS)	580	(527)	1,107

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$6,810
Cost of sales, excluding depreciation, amortization and capitalization			(5,742)
Depreciation			4
Amortization of capitalized software costs			(88)
Capitalization of software costs			45

			1,029
Operating Expenses:
Salaries, wages and benefits			(301)
Stock-based compensation			529
Acquisition expenses			(70)
Professional and legal compliance related costs			123
Marketing expenses			46
Travel and mobile costs			(71)
Depreciation and amortization			(55)
Other selling general and administrative expenses			(123)

			$1,107

Three months ended March 31, 2007 versus three months ended March 31, 2006

Revenues

Total revenues in the first quarter of 2007 increased $6.8 million in comparison with the first quarter of 2006. This net increase included a $5.2 million increase in hardware sales and services through the technology solutions segment and a $1.6 million increase in software sales and services through the software solutions segment. The increase in the technology solutions segment came from increases primarily in sales of interactive whiteboard solutions. A substantial portion of the increase in hardware revenues was related to a large hardware order, approximately $3.5 million, for a number of interactive whiteboard solutions in the fourth quarter of 2006 for which component parts were backordered delaying invoicing. Additional sales of interactive whiteboard solutions in the first quarter pushed the results higher. The increase in the software solutions segment was due primarily to the acquisition of the CSI-Mobile operations, which added $1.2 million in software sales, and increased software support agreement revenues and new client software sales from CSI-Easley contributed the remaining $0.4 million increase.

Gross Profit

Gross profit in the first quarter of 2007 increased $1.0 million in comparison with the first quarter of 2006. The increase in both software and hardware gross profits were driven by the corresponding increases in revenues of both segments, including the new addition of revenues from the first quarter 2007 acquisition of the CSI-Mobile operations. The gross margin was 21.7% in 2007 versus 31.1% in 2006. The change in margins was primarily driven by product mix with the increase in technology sales being substantially greater than that provided by the software segment. A drop in margins by about ten percentage points, also contributed to the decline. On the hardware side, the drop in margin was due to changes in product mix within that group from higher margin internet telephony sales and services in the prior year’s quarter, to lower margin interactive whiteboard solutions in the current year’s quarter. On the software side, the drop in margin came from increased amortization of the capitalized investment made in software, higher costs related to third party provided products and services and from the addition of the CSI-Mobile operations having somewhat lower margins than CSI-Easley.

Operating Expenses

Operating expenses decreased $77,000, or 3.8%, in the first quarter of 2007 compared to the first quarter of 2006. The above table analyzes the major items that account for this decrease. The majority of the decrease, approximately $529,000, is reflected in reduced stock-based compensation costs associated with the merger and which applied primarily to services for which compensation vested in 2006 and 2005 and for which no additional awards were granted significantly impacting 2007. This reduction was partially offset by a smaller amount of stock-based compensation issued in connection with the acquisition of CSI-Mobile. Professional and legal compliance related costs declined as a result of no work being provided by external resources related to SOX in 2007, compared to approximately $100,000 in related fees being incurred in 2006. Marketing costs declined due to reduced activity related to the rebranding (as CSI Technology Outfitters) which was substantially completed in 2006. These decreases were partially offset by increases in salaries, wages and benefits, acquisition expenses, travel and mobile, depreciation and amortization and other selling, general and administrative expenses. These areas all increased as a result of the addition of CSI-Mobile to our operations, and depreciation and amortization and other selling, general and administrative costs also increased due to the move to an expanded headquarters location with room for growth in Easley, in the second quarter of 2006.

Segment information

CSI is organized into the two segments: software applications and technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
(In thousands)	March 31, 2007	March 31, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$2,740	$1,104	$1,636
GROSS PROFIT	1,294	642	652
SEGMENT INCOME (LOSS)	457	169	288

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$1,636
Cost of sales, excluding depreciation, amortization and capitalization			(945)
Depreciation			4
Amortization of capitalized software costs			(88)
Capitalization of software costs			45

			652
Operating Expenses:
Salaries, wages and benefits			(230)
Marketing expenses			19
Travel and mobile costs			(47)
Depreciation and amortization			(29)
Other selling general and administrative expenses			(77)

			$288

Revenues improved by $1.6 million, or 148.1%, primarily due to the acquisition of the CSI-Mobile operations (105.5%) but also from a significant increase in recurring software support revenues and new software sales and related services from CSI-Easley (42.7%).

Cost of sales increased primarily from the addition of the CSI-Mobile operations and increased costs of third-party provided products and services. Cost of sales also increased from increased salaries, wages and benefits in cost of sales due increased support for the .Net Microsoft SQL (application programming language and database) conversion effort, and also in the areas of delivery, training and support to provide for the increasing number of installations. Third party software and component costs also increased due to the increase in these sales. While salary and wage costs related to development are generally capitalized, the amortization of previously capitalized costs increased from the increased development efforts previously expended and depreciation increased form the investment in capital equipment (e.g., personal computers and related software) provided for a larger staff. Margins for the first quarter of 2007 were 47.2% compared to 58.2% in the prior year’s quarter due to the increased costs discussed above. With CSI-Mobile having lower margins and increased development and third party costs for CSI-Easley, the rate of increase in gross profit was 101.5% compared to an increase in revenues of 148.1%; however, cost reductions in the operating expense area compared to the prior year and economies of scale with the McAleer acquisition helped make up the gap in the rate of increase in sales compared to that of operating income as noted below.

Operating expenses increased primarily from the increased sales efforts including increased sales personnel and related travel and mobile expenses, and increases in depreciation and amortization and other selling general and administrative costs related to the move to new facilities in the second quarter of 2006, partially offset by the reduction in marketing costs due to rebranding occurring in the prior, not current year’s quarter. The increase in operating expenses was significantly lower in rate than the increase in gross profit, coming primarily from the impact of achieving economies of scale through the acquisition. Accordingly the segment experienced an 169.9% increase in segment operating income compared to a 101.5% increase in gross profit.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
(In thousands)	March 31, 2007	March 31, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$8,912	$3,738	$5,174
GROSS PROFIT	1,239	862	377
SEGMENT INCOME (LOSS)	498	260	238

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$5,174
Cost of sales, excluding depreciation, amortization and capitalization			(4,797)
Depreciation			—

			377
Operating Expenses:
Salaries, wages and benefits			(72)
Marketing expenses			28
Travel and mobile costs			(24)
Depreciation and amortization			(26)
Other selling general and administrative expenses			(45)

			$238

Hardware revenues increased over first quarter 2006 by $5.2 million, or 138.4%. The increase in new hardware sales was attributed to significant sales of interactive whiteboard systems.

The increase in sales was offset by a significant increase in cost of sales for the purchase of the related products. The shift in product mix from higher margin internet telephony products and engineering services to lower margin interactive whiteboard solutions and related services resulted in a decline in the margin from 23.0% in the prior year’s first quarter to 13.9% in the first quarter of 2007. The shift also resulted in a more significant rate of increase in sales (138.4%) than gross profit (43.9%). However, cost reductions in the operating expense area compared to the prior year helped make up the gap in the rate of increase in sales compared to that of operating income as noted below.

The increase in salaries and wages, and travel and mobile costs in operating expenses was related primarily to increased sales staff. Equipment for increased sales staff and increased ongoing costs related to moving to new facilities with room for growth in the second quarter of 2006 was the primary driver of increases in depreciation and amortization and other selling, general and administrative expenses. Marketing expenses declined as the primary effort in rebranding and related costs were incurred in the prior year. While operating costs increased, the increase was at a lower rate than sales resulting in an 84% increase in segment operating income compared to a 43.9% increase in gross profit.

The following tables summarize information about segment profit and loss for the quarters ended March 31, 2007 and 2006 and assets allocated to segments as of March 31, 2007 and 2006.

The changes in segment assets came primarily from the following:

•

Segment assets in the Software segment increased primarily from the asset purchase of McAleer. This included an increase in property plant and equipment, computer software, goodwill and intangible assets.

•	Also, capitalized software costs for the software applications segment increased from the investment in the conversion of the fund accounting software to the Microsoft .Net and SQL platform.

•	Segment assets in the Technology segment increased primarily in accounts receivable due to the increase in sales.

(In thousands)	Software Applications	Technology Solutions	Total Company
Quarter ended March 31, 2007:
Net sales and service revenue	$2,740	$8,912	$11,652
Gross profit	1,294	1,239	2,533
Segment income	457	498	(	*)
Segment assets	7,737	4,805	12,542
Quarter ended March 31, 2006:
Net sales and service revenue	$1,104	$3,738	$4,842
Gross profit	642	862	1,504
Segment income	169	260	(	*)
Segment assets	2,468	3,895	6,363

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Quarter Ended
(In thousands)	March 31, 2007	March 31, 2006
Segment income:
Software applications segment	$457	$169
Technology solutions segment	498	260

TOTAL SEGMENT INCOME	955	429
Less: Merger and compliance costs
Stock based compensation	(86)	(614)
Acquisition expenses	(70)	—
Professional and legal compliance related costs	(219)	(342)

OPERATING INCOME (LOSS) Per consolidated Statements of Operations	$580	$(527)

Interest and Other Income and Expenses

Interest expense increased by $42,000, or 45.1%, due to the financing of the McAleer acquisition.

Income Taxes

Income taxes increased by $368,000, or 179.1%, in the first quarter of 2007 compared to the first quarter of 2006 due to the tax impact of the increase in operating income.

Net Income (Loss) and Earnings (Loss) per Share

The Company reported net income in the first quarter of 2007 of $285,000, an increase of $714,000, or 166.3%, compared to the net loss of $430,000 for the first quarter of 2006, as a result of the addition of the CSI-Mobile / acquired McAleer operations, increases in other software and our technology sales, and reductions in operating costs, partially offset by increases in cost of goods sold and increases in interest costs.

Basic and diluted earnings per share improved from a loss per share of $0.15 in the first quarter 2006, to basic income per share of $0.08 and diluted income per share of $0.02 in the first quarter of 2007. This improvement resulted from the changes in net income discussed above. Diluted earnings per share was the same as basic earnings per share for the prior year’s quarter. The additional preferred stock, warrants and employee held options issued in connection with the merger in February 2006 were not included in the calculation of diluted earnings (loss) per share for 2006, as their effect, due to losses being reported in that period being anti-dilutive.

Three months ended March 31, 2007, versus three months ended March 31, 2006 pro forma combined

The following analysis presents the financial results for the first quarter of 2007, which include the operations of McAleer (CSI-Mobile) as a result of the acquisition on January 2, 2007, compared to the financial results for the first quarter of 2006, as if the Company had been acquired at the beginning of the 2006 year. Certain pro forma income statement data is presented in Note 3 to the unaudited consolidated financial statements for the quarter ended March 31, 2007.

Revenues increased by $5.7 million or 95.6% from $6.0 million in the first quarter of 2006 on a pro forma combined basis, to $11.7 million in the first quarter of 2007, as a result of increases in both segments of the business. Technology was up 138.4% while software supported primarily out of Easley was up 42.7%, and the added CSI-Mobile software operations grew 4.5% on a comparable proforma basis. Technology increased due primarily to increased sales of interactive whiteboard solutions, while CSI-Easley software grew as a result of increases in recurring support revenues and new software sales and related services. CSI-Mobile revenues grew primarily as a result of upgrades of software to the latest release of CSI-Mobile’s software.

Net income grew $0.6 million or 201.4% from a net loss of $0.3 million in the first quarter of 2006 on a pro forma combined basis, to $0.3 million in net income in the first quarter of 2007, as a result of the increases in sales from both segments of the business. The CSI-Easley operations net income grew 136.7%, while net income from the McAleer operations declined 14.6%, primarily from the increase in interest expense related to the funding of the purchase and from the increase in depreciation and amortization on a pro forma basis from the write-up of the assets to their fair values based on the purchase price allocation (noted above).

H. Liquidity and Capital Resources

Our strategic plan includes the expansion of the company both organically and through acquisitions. Due to the long-term nature of investments in acquisitions and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Accordingly, we use debt and equity vehicles in addition to cash flow from operations to fund our growth and working capital needs. Currently our funds for working capital are provided under our $5.5 million revolving line of credit.

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

Our credit facility with RBC Centura Bank and the recent facility amendments are discussed in more detail in the notes to the unaudited consolidated financial statements for the quarter ended March 31, 2007 and under “—B. Recent Developments—Modification of Bank Credit Facilities” above.

Acquisition of McAleer

On January 2, 2007, we consummated the acquisition of substantially all of the assets and business operations of McAleer. McAleer and the acquisition transaction is discussed in more detail under “—B. Recent Developments—Acquisition of McAleer Computer Associates, Inc.”

The purchase price was $4,050,000, of which $3,525,000 was paid in cash at closing. The balance of $525,000 was to be paid pursuant to a promissory note in 20 quarterly installments of principal in the amount of $26,250 plus interest in arrears at the LIBOR rate, beginning March 31, 2007. This amount was refinanced with a real estate note and small draw on our credit facilities in February 2007, as discussed under “—Increase in Bank Credit Facilities” above. We assumed no liabilities of McAleer, other than certain leases and obligations of McAleer under ongoing customer contracts. Expenses for the acquisition consist of legal and professional fees, travel costs, stock compensation and various other expenses related to the acquisition transaction. Expenses for the acquisition, in the amount of $266,837, consisted of legal and professional fees and travel costs and various other expenses related to the acquisition transaction. These expenses have been capitalized and allocated to goodwill.

The acquisition was funded in part with advances of $2.1 million under our modified bank credit facilities. We also utilized approximately $1.3 million in cash from McAleer as, pursuant to the asset purchase agreement, service contract revenue with respect to 2007, which was received by McAleer in 2006 prior to the closing and was segregated for our account.

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

Cash Flows

For the three months ended March 31, 2007 cash and cash equivalents remained at $0, due primarily to the use of available cash and additional borrowings to fund the McAleer acquisition.

Cash from Operating Activities

Cash provided by operating activities totaled $2.8 million in the first three months of 2007 compared to cash provided by operating activities of $2.5 million in the first three months of 2006. The increase, $0.3 million, was due primarily to the sale of inventory on hand at year end 2006, held due to backordered components, which was moved out in the first quarter of 2007. A substantial increase occurred in deferred revenue, $1.8 million related to cash we received from billings by the McAleer operation, where receipts for support agreement obligations for the 2007 fiscal year were earmarked for our account. This was the source for a significant portion of cash collected from operations and used in the McAleer acquisition (toward the $4.0 million recorded in investing activities). These increases were partially offset by an increase in accounts receivable, $1.7 million, due to the large sales in 2007 and little E-Rate receivables to collect, compared to significant collections of slower paying year-end 2005 E-Rate accounts collected in the first quarter of 2006. The increases were also offset by significant payments on accounts payable ($0.8 million reduction) primarily related to the inventory on hand at year end 2006.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts receivable were a result of the substantial increase in sales in the first quarter of 2007. The decrease in inventory was due to the sales of product held at year end, for a short term, while waiting on backordered component parts. This inventory was moved out in the first quarter of 2007. Accounts payable declined due to payments in the first quarter of 2007 for inventory held at year end, and deferred revenue increased as a result of the acquisition of McAleer.

Cash from Investing Activities

Cash used for investing activities totaled $4.5 million in the first three months of 2007 compared to $0.5 million in the first three months of 2006. The increase of $4.0 million was due primarily to the acquisition of McAleer. On the balance sheet since year end, Property and equipment, Capitalized software costs, Goodwill and Other Assets all increased most significantly as a result of the acquisition of substantially all the assets of McAleer and related purchase price allocation to the assets and recording of the additions in our financials.

Cash from Financing Activities

Cash provided by financing activities netted to $1.7 million in the first three months of 2007 compared to cash used of $1.3 million in the first three months of 2006. The increase in cash provided of $3.0 million is due to the use of borrowings to finance the McAleer acquisition.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Quarters Ended March 31, 2007 and 2006

EBITDA increased 396.1% or $1.2 million to $944,000 for the quarter ended March 31, 2007 compared to a Loss in EBITDA of $319,000 reported for the same period in 2006. The EBITDA increase was primarily due to the increase in net income over the prior year. Increases in depreciation and amortization over the prior year also impacted the calculation. Adjusted (financing) EBITDA for the quarter ended March 31, 2007 increased by 248.8% or $0.7 million to $1.0 million compared to $0.3 million for the prior year. The Adjusted EBITDA increase was also driven primarily by the increase in net income and depreciation and amortization over the prior year. The rate of increase in Adjusted EBITDA was lower than that of EBITDA as it excludes the non-cash item stock-based compensation, which declined $0.5 million in the first quarter of 2007 compared to the amount incurred in the same quarter of the prior year.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Quarter Ended March 31,
(In thousands)	2007	2006
Reconciliation of Net income (loss) per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income (loss) per GAAP	$285	$(430)
Adjustments:
Income tax expense (benefit)	163	(205)
Interest expense, net	131	90
Depreciation and amortization of fixed assets and trademarks	126	75
Amortization of software development costs	239	151

EBITDA	$944	$(319)

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	$86	$614

Adjusted (Financing) EBITDA	$1,030	$295

Credit Arrangements

Bank Credit Facilities

During the first quarter of 2005, in order to support the activities of the reverse acquisition, the Company entered into a $3.0 million line of credit facility with a bank whereby the Company could borrow up to 80% of accounts receivables balances, not to exceed the total facility limit of $3.0 million. Immediately upon entering into the loan agreement in 2005, the Company borrowed $1,500,000 which was used for the paydown of a portion of the subordinated notes issued in connection with the merger. In the first quarter of 2006, this facility was renewed with an increased limit of $3.5 million. In January 2007, this facility was amended with an increased limit of $5.5 million to support the financing of McAleer and the growth of the Company. The bank revolving credit facility is discussed in detail under “—B. Recent Developments—Modification of Bank Credit Facilities.”

As of December 31, 2006, there was $551,000 of outstanding draws under our bank credit facility, and $1,781,000 was available under the facility. On January 2, 2007, immediately preceding the acquisition there was approximately $569,000 outstanding under the facility. Subsequent to entering into the amended agreement, we drew down $1,671,332, which was used in the funding of the McAleer acquisition. Following such advance, borrowings under the revolving facility totaled $2,241,836, with $412,916 available for further advances. As of May 9, 2007, $2.0 million was outstanding under the facility and $1.6 million was available for additional draws.

On February 14, 2006, the Company entered into a 42-month term loan totaling $400,000 with the Bank, at a fixed interest rate of 7.5% per annum. The purpose of the loan was to finance capital expenditures long term and improve availability under the revolving facility. Pursuant to the January 2007 modification to the bank’s credit facilities, the February 2006 equipment loan was modified, increasing it to $800,000. The equipment note bears interest at 7.85% per annum. Principal and interest is payable in 36 consecutive monthly payments of principal and interest of $25,015 continuing until January 1, 2010. The new equipment note refunded the February 2006 equipment loan balance at December 31, 2006 of $313,954, with an additional $486,046 being advanced at the January 2, 2007 closing. The additional proceeds represented a reimbursement to the Company for capital expenditures incurred during 2006, and were used to help fund the McAleer acquisition. The equipment facility with our bank is discussed in more detail under the section entitled “—B. Recent Developments—Modification of Bank Credit Facilities.”

The credit facilities with our bank are subject to certain restrictive covenants, including financial covenants. As of December 31, 2006, we believe we had complied with all such covenants. These financial and other restrictive covenants are discussed under the section entitled “—B. Recent Developments—Modification of Bank Credit Facilities.”

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

Subordinated Notes

The Company had subordinated notes payable to shareholders with amounts outstanding totaling $2,250,400 at both March 31, 2007 and December 31, 2006. Although the Company possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a draw would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, the Company determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable.

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

The Company’s subordinated noteholders have cooperated with us in the deferral of payment on the subordinated notes. After discussion with the subordinated noteholders, we did not pay the quarterly interest payments that were due on January 1, 2007 and April 1, 2007. We made the decision to defer these payments in a conservative effort to preserve cash flow anticipating the potential impact on liquidity of borrowings as a result of the McAleer acquisition. Due to the large billings and related cash inflow from the Company’s annual billing of support agreements in other quarters of the year, the Company plans to bring such payments current by the third quarter of 2007. Depending on cash flow and liquidity, management will also consider and may make some payments toward reduction of the principal.

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

Future Capital Needs and Resources

General

Since inception, and prior to the merger, the Company had funded its operations through cash flow from operations. At December 31, 2004, prior to the February 2005 reverse merger, our capital resources included $3.7 million of cash. The cash-rich status of the Company was significantly impacted by the merger and related transaction. At March 31, 2007, our cash balance was zero. Accordingly, as a result of the recapitalization in connection with the reverse merger the Company has chosen to utilize a line of credit facility and term loan to assist in the financing of future needs. Also, in order to conserve capital and borrowing capacity, we refrained from repaying the $2.3 million in subordinated notes upon their maturity in May 2006 and making related interest payments on January 1 and April 1, 2007. On January 2, 2007, our bank revolving credit facility was increased from $3.5 million to $5.5 million, and our equipment facility was increased from $400,000 to $800,000. The increases were to provide for our expanding working capital and other credit needs, including the funding of the Company’s acquisition of McAleer. The modification of the bank credit facility is described in more detail under Note 5 to our unaudited consolidated financial statements for the quarter ended March 31, 2007.

As discussed under “—B. Recent Developments—Acquisition of McAleer Computer Associates, Inc.” and Note 2 to our unaudited consolidated financial statements for the quarter ended March 31, 2007, in January 2007 we purchased substantially all of the business operations of McAleer for $4.1 million. Of this, $3.5 million was paid in cash at closing and the balance of $525,000 is being financed via a five year promissory note. The acquisition was funded by advances of about $2.2 million under our modified credit facilities with our bank. We also utilized approximately $1.3 million in cash from McAleer.

Ongoing capital resources depend on a variety of factors, including our existing cash balance, the cash flow generated from our operations and external financial sources that may be available. During 2006, we utilized improved cash flow from operating activities and our bank line of credit in the amount of $3.5 million to fund operations. We also utilized the $400,000 bank term loan entered into in February 2006 to support capital expenditures. We plan to continue using our increased $5.5 million revolving credit facility to fund operations. As of May 9, 2007, $1.6 million was available for additional advances under the facility. Our financial projections and related forecasts of working capital needs have indicated the revolving facility would be adequate for the next year. However, our utilization of draws under the revolver to fund a large portion of the purchase price of the McAleer acquisition effectively used up a significant portion of the additional availability we gained in the January 2007 increase in the revolving credit facility from $3.5 million to $5.5 million. Additional billings shortly thereafter increased our borrowing base and improved this position. However, should increased working capital requirements as a result of anticipated sales growth exceed our expectations or operational cash flows be lower than anticipated without a corresponding decline in working capital requirements, coupled with the addition of working capital requirements associated with our McAleer operations, we could experience a need to increase our bank revolving credit facility or seek additional financing. Accordingly, we will continue to evaluate other funding options. These could include mezzanine financing to match the longer-term nature of our investment in McAleer with longer term debt, or the raising of additional equity. Our evaluation of potential long-term funding sources has also included exercise of the warrants. Encouraging the earlier exercise of the warrants, as well as encouraging an earlier increase in the float of our stock, entered into our decision to reduce the pricing on a portion of the warrants.

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

Over the 2006 year, the Company experienced significant improvement in its cash flow from operations compared to the prior year. More than $800,000 of expense recorded in the 2006 year related to non-cash, stock based compensation compared to only $400,000 in non-cash expenses (related to the loss on the warrants) in the prior year, and the Company did not incur the significant costs related to the reverse merger, including litigation costs. As a result, 2006 cash flow from operations improved by more than $2 million. This improvement placed the Company in a position to fund the purchase of McAleer with the increase in its revolving credit facility, but without significant new types of debt or equity. While not anticipated, the use of short-term funding for the acquisition could place some pressure on us in the short-term. However, we bill the largest portion of our annual service agreements for our software segment toward the end of the second quarter. These funds are collected primarily in the second and third quarters. The addition of the McAleer acquisition adds another large portion of similar billings at the end of the fourth quarter, which is collected primarily in the fourth and first quarters. Additionally, our projections as to the acquisition of McAleer were that it would be cash flow positive, including the costs of financing. Our cash flow from operations improved again in the first quarter of 2007 compared to the first quarter of 2006. As a result, we see risk associated with the costs of the acquisition as being in the near-term and continuing improvements in our cash position long-term. This assessment does not take into account additional capital related to additional acquisitions, and it assumes our ongoing ability to secure asset-based financing to fund our growth. Our primary reasons for pursuing other financing and equity capital are to reduce short-term risk, if any, to fund acquisitions, and to repay our subordinated notes (potentially as part of funding an acquisition).

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

Purchase Commitments. The majority of our purchase order commitments are based on customer commitments, typically backed by a firm purchase order. However, from time to time we purchase or commit to purchase product as inventory in advance of customer orders in quantities and generally with delivery schedules based on estimates of our customers’ demand, which may exceed customer commitments on hand, in order to take advantage of special pricing offers. Currently we have purchase order commitments from Promethean, one of our major suppliers, for interactive whiteboard inventory of $2.3 million. We have no other significant purchase commitments based on estimates of customer demand that may exceed customer commitments on hand. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Burden of Professional and Legal Compliance Costs. For the quarter ended March 31, 2007, professional and legal compliance and litigation costs, excluding stock-based (non-cash) compensation, totaled $220,000. These related primarily to compliance costs related to operating as a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should abate due to the reduced registration costs as the Company’s registration statement was declared effective with the SEC on February 14, 2006 and an updating amendment was likewise declared effective on May 14, 2007. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Also, the compliance costs associated with public company status are significant and will continue. However, management anticipates that some cost efficiencies may be realized as CSI gains experience as a reporting company and management seeks to aggressively manage compliance costs.

Bank Credit Facility. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, for the foreseeable future, we will rely on our line of credit facility whereby the Company can borrow up to 80% of its eligible receivables balance, not to exceed the total facility limit of $5.5 million. As of March 31, 2006, there was $1,341,000 of outstanding draws under our bank credit facility, and $2,201,000 was available under the facility. On January 2, 2007, immediately preceding the acquisition there was approximately $569,000 outstanding under the facility. Subsequent to entering into the amended agreement, we drew down $1,671,332, which was used in the funding of the McAleer acquisition. Following such advance, borrowings under the revolving facility totaled $2,241,836, with $412,916 available for further advances. As of May 9, 2007, $2.0 million was outstanding under the facility and $1.6 million was available for additional draws.

Management believes that cash flow from operations will not be sufficient to repay both the bank credit facility in full as of such date and the subordinated promissory notes payable to shareholders in an aggregate amount of $2.3 million, which were due May 9, 2006. Management anticipates renewing the bank credit facility prior to its expiration date. In the alternative, the Company would attempt to refinance the credit facility with another lender. Although management currently believes that its existing lender will agree to a renewal of the facility, there can be no assurance that the Company’s bank will in fact agree to a renewal or that replacement financing could be procured by the Company on favorable terms. Without the existing credit facility or a replacement, management also believes that the ability of the Company to fund working capital to support additional sales growth could be adversely affected.

We project that the revolving credit facility with our bank will be sufficient to fund our operations in the next twelve months. Our utilization of draws under the revolver to fund a large portion of the purchase price of the McAleer acquisition effectively used up a significant portion of the additional availability we gained in the January 2007 increase in the revolving credit facility from $3.5 million to $5.5 million. However, subsequent billings have supported additional availability. The Company expects improvement with the billing of and collection on the next largest round of its annual support agreements which are billed and collected on in the second and third quarters. Increased working capital requirements as a result of anticipated sales growth, as well as the addition of working capital requirements associated with our McAleer operations, could put pressure on the adequacy of the bank revolving credit facility. Accordingly, we monitor our availability closely and continue to evaluate other funding options, as discussed above.

Subordinated Promissory Notes. At March 31, 2007, subordinated promissory notes payable to shareholders totaled approximately $2.3 million. As discussed above, we declined to repay the subordinated promissory notes upon their maturity on May 9, 2006 and related internet payments on January 1, and April 1, 2007. From discussions with the holders of the subordinated notes, we anticipate that they will cooperate with the Company in formulating a new repayment schedule or other resolution. Our bank lender has likewise consented with respect to the subordinated notes and has granted a waiver relating to their nonpayment. Such notes are also subordinated to our senior debt, and we believe the ability of the subordinated debt holders to have direct recourse against the Company is currently limited. However, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such noteholders also may take legal or other adverse collection actions against the Company. For further discussion regarding the subordinated notes, please see “—Credit Arrangements” above.

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

As previously discussed, we acquired McAleer on January 2, 2007. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. We anticipate that the acquisition of McAleer will provide several benefits as discussed in “—B. Recent Developments—Acquisition of McAleer Computer Associates, Inc.” A large portion of the cash consideration for the acquisition was funded by draws under our bank revolving credit facility, thereby reducing our availability under the facility to support working capital needs. Also, it is expected that the acquisition of McAleer, like most acquisitions by the Company of other operating businesses, will increase the working capital needs of the Company. While our line of credit may be sufficient, its adequacy may be strained by our increased working capital and other needs as a result of acquisition activity. We continue to pursue other opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization. A number of options, as discussed above, are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

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

The warrants may be exercised on a cashless basis, in which case the Company would receive no cash proceeds. However, Barron is prohibited from electing a cashless exercise so long as there is an effective registration statement with respect to the shares underlying the warrants. Accordingly, it will be important for us to maintain the effectiveness of the registration statement covering the warrant shares in order to assure the receipt of equity capital from the exercise of the warrants. Our registration statement was declared effective on February 14, 2006 and an updating amendment was likewise declared effective on May 14, 2007. Barron has not invoked the cashless exercise provision.

Long Term Debt Financing. On February 14, 2006, the Company entered into an agreement with RBC for a 42 month term loan of $400,000 at a fixed interest rate 7.5% per annum. The purpose of the loan was to finance capital expenditures long term and improve availability under our bank credit facility for working capital purposes. On January 2, 2007, the equipment facility was increased to $800,000 and the proceeds used to help fund the acquisition of McAleer. As of March 31, 2007, the Company had paid $12,515 of interest and $40,033 of principal related to the loan. The equipment facility is discussed further in Note 5 to our unaudited consolidated financial statements for the quarter ended March 31, 2007.

Adequacy of Liquidity and Capital Resources. Based on the foregoing, our management anticipates that our cash flow from operations and our existing bank credit facility will be adequate to fund our short term liquidity and capital needs, so long as we are able to successfully continue to receive cooperation as to the deferral of payment on our subordinated debt. Although we believe our $5.5 million bank credit facility will be sufficient to fund our operations in the next twelve months, additional availability under the facility from the January 2007 modification was used to fund a large portion of the cash consideration in the acquisition of McAleer. Further, increased working capital requirements as a result of anticipated sales growth, as well as the addition of working capital requirements associated with our McAleer operations, could put pressure on the adequacy of our bank revolving credit facility. We are pursuing other financing alternatives which could include mezzanine financing or other capitalization alternatives. These options are under consideration, and could provide longer-term financing to match our long-term capital needs. Such needs would include providing longer term financing for the recent acquisition of McAleer, potentially supporting additional acquisition activities, and increased working capital. Depending on cash flow from current operations, should we find longer-term funding unnecessary, we may not take advantage of such options, thereby paying down debt and minimizing any potential for dilution from any additional capital raised.

In making our assessments of a fully-funded business plan, we have considered:

•	cash and cash equivalents on hand or available to our operations under credit facilities of $1.6 million at March 31, 2007;

•	expected cash flow from operations;

•	inventory purchase commitment of $2.3 million;

•	the anticipated level of capital expenditures of $600,000;

•	software development costs of $1.2 million;

•	our scheduled debt service; and

•	the McAleer acquisition

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange At of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to insure that such information is accumulated, and communication to our management allows timely decisions regarding required disclosures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such item is defined in Rules 13a-13e and 15-d-15e under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were ineffective due to a significant deficiency related to financial reporting. The significant deficiency in our controls related to financial reporting was determined to exist on August 16, 2005, at which time the CFO in consultation with the CEO and the audit committee of the board of directors determined the Company still lacked sufficient internal resources to ensure compliance with new emerging issues, or to fully review its compliance in all areas of financial disclosure on a timely basis, following its inception of reporting as a public company and hiring its first CFO with SEC reporting experience. Accordingly, it was also determined until such time as we had sufficient resources and potentially until we completed our work related to meeting the requirements of the Sarbanes-Oxley Act, no later than the fiscal year ended 2007, we would be unable to declare our disclosure controls with regard to public reporting effective.

In March 2005, the Public Company Accounting Oversight Board, or PCAOB, defined a “significant deficiency” as a deficiency that results in a more than remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected, or that a company will be unable to comply with laws and regulations, which includes the timely filing of required reports with the Securities Exchange Commission. As a result of this new standard, our management noted in our most recent review a significant deficiency. Prior to February 11, 2005, we were a public shell with virtually no operations and CSI – South Carolina was a private company with limited complex accounting issues. As a result neither we nor CSI – South Carolina had need for staff with technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and began public reporting of significant operations. It was some time before we hired personnel with public reporting experience and began updating our procedures to comply with the Sarbanes-Oxley Act. In the process of reviewing and improving our controls and processes, we have identified and reported errors in our financial reporting. One error in 2006 was the identification of an isolated computer-generated report calculation error (due to a unit of measure issue) which resulted in the overaccrual of sales in the second quarter of 2006 which was detected when the overaccrual was reversed in the subsequent quarter. Also, prior to the release of our 2006 Form 10-KSB on April 2, 2007: (i) we detected a typographical error which was not caught in a Form 8-K submission due to failure to clerically check the report after it was Edgarized and before being submitted electronically by a third party service provider, and (ii) we detected a typographical error in our September 30, 2006 Form 10-QSB with respect to our net loss for the prior year nine months period ended September 30, 2005. All of these have been properly corrected and disclosed in the previously filed reports.

In connection with the above errors, we implemented internal control improvements with a policy whereby transactions of significant size are recalculated, and we have adopted procedures and are increasing our resources to expand our review and validation process to identify and correct typographical and related errors. Additionally, we are working with the CFO to enlist the resources necessary to assist in the handling of complex non-routine accounting issues and to meet public disclosure requirements in a timely fashion. We plan to take the following additional actions to improve internal controls by the fiscal year end 2007.

In the third quarter of 2006 we purchased software for approximately $50,000 which will allow us to automate our monitoring of our controls to assure they are executed as designed. We believe this will provide the most cost effective solution to meet the requirements of the Sarbanes-Oxley Act. This system was installed and training begun, but no improvements implemented in fourth quarter 2006 or the first quarter of 2007. The entering of controls into the system and the monitoring of those controls will be occurring in the second quarter and throughout the remainder of 2007. In fourth quarter 2006, for an undisclosed amount (due to agreement with the vendor), we also purchased a financial reporting, planning and consolidation system which was not installed until first quarter 2007, and is not yet fully implemented. This system will eliminate the use of complex spreadsheets used in the roll-up of financial information for both internal and external reporting and improve the timeliness of our financial close and reporting cycle. It will also provide more time for personnel to focus on analysis and review of financial information and controls surrounding those activities which must be performed late in the financial closing and regulatory filing cycles. The system also establishes a framework to automate the consolidation of acquired entities, which the Company believes is critical to support the acquisition portion of its growth strategy. This system has been installed and will be implemented throughout the remainder of 2007.

Our accounting system also interfaces with an automated forms routing and approval system which includes the ability to attach and retain supporting documentation. In first quarter 2007, this system was implemented and we identified certain forms and other documents to be integrated into the automated system to improve the consistency and documentation of compliance with controls already in place. We plan to expand the number of forms being used in the system and anticipate that this system will improve the effectiveness of controls across various business process cycles, including the financial reporting cycle. We anticipate more wide-spread implementation and use of this system throughout 2007. As a technical company, and based on training in the fourth quarter of 2006 and first quarter 2007, we believe we will be able to provide much of the work related to the implementation of these systems with limited external resources and have budgeted $200,000 in 2007 for this and other Sarbanes-Oxley Act compliance related work.

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

As discussed above, we also maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and the transactions are executed in accordance with management’s authorization and properly recorded. Other than the implementation of systems to improve the consistency and documentation of controls already in place and expansion of our review and validation processes related to identifying and correcting typographical and related errors, as described above in this item, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended March 31, 2007 that materially or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 8, 2007, Barron Partners LP converted 68,000 shares of our Series A Convertible Preferred Stock into a like number of shares of our common stock. The conversion transaction was effectuated pursuant to an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of such act.

On February 6, 2007, and March 19, 2007, non-executive employees exercised options to purchase 31,570 and 15,785 shares, respectively, of our common stock. The aggregate price paid for the shares was $5,367 and $1,262, respectively. The options were issued under the option plan of CSI – South Carolina, our predecessor. The issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Rule 701 under such act.

Item 3.	Defaults Under Senior Securities

From the Company’s February 11, 2005 reverse acquisition and recapitalization, $2,250,400 in principal amount of subordinated notes remain outstanding. Half of such amount is payable in a note to Barron Partners LP, and the other half is payable in five equal notes to the five former shareholders of CSI – South Carolina. Four of these former shareholders are executive officers or directors of the Company: Nancy K. Hedrick, President, CEO and director; Thomas P. Clinton, Senior Vice President of Strategic Relationships and director; Beverly N. Hawkins, Secretary and Senior Vice President of Product Development; and William J. Buchanan, our Senior Vice President of Delivery and Support. One of the former CSI – South Carolina shareholders, Joe Black, is the former interim chief financial officer of the Company. All of such shareholders are substantial stockholders of the Company.

The subordinated notes were due and payable on May 10, 2006. The Company declined to pay the subordinated notes at maturity, putting such notes in default, as previously reported. Interest not paid quarterly and any principal not paid by the due date accrues interest at 15% until paid. Although we possessed adequate availability on the May 10, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs at that time. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined that it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable.

Payments of accrued interest are due on a quarterly basis. After discussion with the noteholders, we did not pay the quarterly interest payments that were due on January 1, 2007 and April 1, 2007 in the amounts of $85,083 and $87,431, respectively. As of April 15, 2007, accrued and unpaid interest totaled $216,232. We made the decision to defer these payments in a conservative effort to preserve cash flow anticipating the potential impact on liquidity of borrowings as a result of the McAleer acquisition.

We plan to bring the interest payments current by the third quarter of 2007. Depending on our cash flow and liquidity, we will also consider and may make some payments toward reduction of the principal. We anticipate the continued cooperation of the noteholders and the ultimate successful negotiation of a maturity date extension or other restructuring of our subordinated debt with the holders. Looking forward, we believe it unlikely that we will be able to generate sufficient operating cash flow so as to permit repayment of the subordinated notes with draws under the revolving credit facility. Instead, we believe the subordinated notes will be restructured or repaid from long term capital sources. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, we can give no assurance that we will be able to successfully restructure, extend or refund the subordinated notes, or that the noteholders will continue to cooperate. The notes are subordinated to our senior bank debt, and we believe the ability of the noteholders to have direct recourse against us is limited. However, we can give no assurances as to what adverse collection actions the subordinated noteholders might take, and the impact such actions and default might otherwise have on our other creditors and our financial condition. We do not anticipate any of the noteholders taking any action detrimental to us. As noted above, five of the subordinated noteholders are currently significant stockholders of the Company, and four are executive officers. The sixth noteholder, Barron, holds all our preferred stock.

Item 5.	Other Information.

Unregistered Sales of Equity Securities

The disclosure contained above in Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds,” is incorporated herein by reference.

Entry into a Material Definitive Agreement

On April 18, 2006, we entered into a Reseller Agreement with Promethean, Inc., pursuant to which we were granted the exclusive right to market and resell certain Promethean products in North Carolina and South Carolina. The Reseller Agreement expired in accordance with its terms on December 31, 2006. Subsequently, the parties continued operating under the terms of the expired Reseller Agreement. In March of 2007, the parties engaged in negotiations for a new agreement.

On or about May 4, 2007, the parties were successful in agreeing on the terms of an interim agreement to be effective beginning May 1, 2007. In exchange for purchasing an initial minimum amount of Promethean product aggregating approximately $2.3 million, we will receive standardized pricing for the products. We believe that the arrangement preserves our previous exclusive reseller status in the North and South Carolina markets. The terms of the agreement have not been memorialized in a formal written contract.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Centura Bank is a facility under which we may borrow, repay and then reborrow. Advances and repayment under the credit facility occur daily, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through May 9, 2007. The balances presented reflect aggregate advances and paydowns which the Company deems material, or significant. Such information through March 16, 2007 was previously disclosed in our 2006 Form 10-KSB.

Date	Loan Balance
January 2, 2007	$2,230,332
February 2, 2007	0
February 7, 2007	1,219,000
February 21, 2007	349,000
March 7, 2007	919,000
March 28, 2007	1,245,000
April 3, 2007	767,000
April 13, 2007	1,057,000
April 30, 2007	1,803,000
May 9, 2007	1,941,000

Item 6.	Exhibits

Exhibit Number	Description

10.1	Description of Oral Reseller Agreement Between the Company and Promethean, Inc. (May 2007)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: May 15, 2007	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ David B. Dechant
David B. Dechant Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Description of Oral Reseller Agreement Between the Company and Promethean, Inc. (May 2007)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.