Form 10QSB
period 2007-06-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2007-08-13
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,544,385 as of August 3, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
REVENUES
Software applications segment	$2,794,725	$1,446,005	$5,534,161	$2,550,077
Technology solutions segment	14,306,570	9,255,692	23,218,866	12,994,024

Net sales and service revenue	17,101,295	10,701,697	28,753,027	15,544,101
COST OF SALES
Software applications segment
Cost of sales excluding depreciation, amortization and capitalization	1,661,868	691,312	3,080,595	1,165,567
Depreciation	16,608	17,885	30,918	36,285
Amortization of capitalized software costs	259,125	207,751	498,322	358,760
Capitalization of software costs	(208,880)	(407,816)	(435,853)	(589,591)

Total software applications segment cost of sales	1,728,721	509,132	3,173,982	971,021

Technology solutions segment
Cost of sales excluding depreciation	11,327,634	7,967,396	18,979,240	10,822,704
Depreciation	22,270	28,469	43,734	50,069

Total technology solutions segment cost of sales	11,349,904	7,995,865	19,022,974	10,872,773

Total cost of sales	13,078,625	8,504,997	22,196,956	11,843,794

Gross profit	4,022,670	2,196,700	6,556,071	3,700,307

OPERATING EXPENSES
Salaries, wages and benefits (excluding stock-based compensation)	1,415,272	894,324	2,487,579	1,665,539
Stock based compensation	5,027	81,258	90,813	695,212
Acquisition costs	4,076	—	8,546	—
Professional and legal compliance and litigation costs	134,161	88,208	419,217	430,888
Sales consulting fees	96,000	—	96,000	—
Marketing costs	75,537	59,952	73,312	149,856
Travel and mobile costs	137,955	149,815	291,376	232,260
Depreciation and amortization	90,502	41,513	180,749	76,624
Other selling, general and administrative expenses	233,486	207,878	498,017	303,588

Total operating expenses	2,192,016	1,522,948	4,145,609	3,553,967

Operating income	1,830,654	673,752	2,410,462	146,340

OTHER INCOME (EXPENSE)
Interest income	58	819	2,763	3,000
Interest expense	(152,036)	(96,592)	(286,055)	(188,977)
Amortization of loan fees	—	—	—	(17,458)
Loss on disposal of asset	—	—	(1,218)	—

Net other income (expense)	(151,978)	(95,773)	(284,510)	(203,435)

Income (loss) before income taxes	1,678,676	577,979	2,125,952	(57,095)
INCOME TAX EXPENSE (BENEFIT)	775,499	177,203	937,989	(28,341)

NET INCOME (LOSS)	$903,177	$400,776	$1,187,963	$(28,754)

BASIC EARNINGS (LOSS) PER SHARE	$0.25	$0.12	$0.34	$(0.01)

DILUTED EARNINGS (LOSS) PER SHARE	$0.07	$0.04	$0.09	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	3,544,385	3,340,004	3,516,853	3,119,657

– Diluted	13,255,883	11,362,728	13,248,383	3,119,657

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS

CURRENT ASSETS
Cash	$2,500,571	$—
Accounts receivable, net	11,627,635	3,828,190
Inventories	1,738,117	2,569,382
Prepaid expenses	106,028	56,174
Taxes receivable	—	43,651

Total current assets	15,972,351	6,497,397

PROPERTY AND EQUIPMENT, net	1,318,436	771,472

COMPUTER SOFTWARE COSTS, net	2,101,759	1,505,458

DEFERRED TAX ASSET	101,641	366,476

GOODWILL	1,480,587	—

OTHER ASSETS	1,633,149	318,884

	$22,607,923	$9,459,687

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$7,376,868	$3,995,021
Taxes payable	656,210	—
Deferred revenue	7,100,224	2,079,492
Deferred tax liability	293,054	373,960
Bank line of credit	2,570,000	551,000
Current portion of notes payable	274,104	109,274
Subordinated notes payable to shareholders	2,250,400	2,250,400

Total current liabilities	20,520,860	9,359,147

NOTES PAYABLE, less current portion	905,798	204,680

	21,426,658	9,563,827

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock—$0.001 par value; 15,000,000 shares authorized; 6,944,736 and 7,012,736 shares issued and outstanding, respectively	6,945	7,013
Common stock—$0.001 par value; 40,000,000 shares authorized; 3,544,385 and 3,429,030 shares issued and outstanding, respectively	3,544	3,429
Additional paid-in capital	6,573,724	6,473,342
Accumulated deficit	(5,337,810)	(6,525,773)
Unearned stock compensation	(65,138)	(62,151)

Total shareholders’ equity (deficit)	1,181,265	(104,140)

	$22,607,923	$9,459,687

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2006	$3,429	$7,013	$6,473,342	$(6,525,773)	$(62,151)	$(104,140)
Barron’s conversion of preferred stock into common stock	68	(68)	—	—	—	—
Exercise of stock options	47	—	6,582			6,629
Stock based compensation	—	—	93,800	—	(2,987)	90,813
Net income for six months ended June 30, 2007	—	—	—	1,187,963	—	1,187,963

Balances at June 30, 2007	$3,544	$6,945	$6,573,724	$(5,337,810)	$(65,138)	$1,181,265

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2007	June 30, 2006
OPERATING ACTIVITIES
Net Income (loss)	$1,187,963	$(28,754)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	754,583	539,196
Stock compensation expense, net	90,813	695,212
Deferred income tax expense	150,390	116,318
Loss on disposal of fixed assets	1,218	—
Changes in deferred and accrued amounts net of effects from purchase of McAleer Computer Associates, Inc.
Accounts receivable	(7,799,445)	(2,371,917)
Inventories	831,265	(15,197)
Prepaid expenses and other assets	53,931	(44,196)
Accounts payable	3,381,847	1,188,854
Deferred revenue	5,020,732	1,032,011
Income taxes payable (receivable)	699,861	(150,978)

Net cash provided by operating activities	4,373,158	960,549

INVESTING ACTIVITIES
Purchases of property and equipment	(130,069)	(469,814)
Capitalization of computer software	(435,853)	(589,591)
Purchase of computer software	(48,770)	(40,000)
Trademarks	—	(33,262)
Payment for purchase of McAleer Computer Associates, Inc.	(4,149,472)	—

Net cash used for investing activities	(4,764,164)	(1,132,667)

FINANCING ACTIVITIES
Net borrowings under line of credit	2,019,000	141,000
Borrowings under note payable	972,046	400,000
Repayments of note payable	(106,098)	(34,572)
Proceeds from exercise of stock options	6,629	—

Net cash provided by financing activities	2,891,577	506,428

Net increase in cash and cash equivalents	2,500,571	334,310

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,500,571	$334,310

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$266,162	$304,554
Income Taxes	$87,950	$6,318

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

In accordance with our business strategy, on January 2, 2007, we purchased substantially all of the assets and business operations of McAleer Computer Associates, Inc. (“McAleer”). The total price for the assets acquired was $4,050,000. Details on the acquisition are described in Note 3 – McAleer Acquisition.

Description of business

The Company is engaged in the business of development and sales of internally developed software, sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware –based solutions.

The Company’s internally developed software consists of fund accounting based financial management software and standards-based lesson planning software. The Company’s primary software product, fund accounting based financial management software is developed for those entities that track expenditures and investments by “fund”, or by source ad purpose of the funding. The fund accounting software is used primarily by public sector and not-for-profit entities. The Company’s standards-based lesson planning software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met.

In connection with its hardware-based solutions, the Company provides a wide range of technology products and services including hardware and design, engineering, installation, training and ongoing support and maintenance. Technology solutions include computers, networking, security, IP telephony, interactive whiteboard solutions and integrated accessories, distance learning and video communication. The Company currently markets its products and services primarily to a wide variety of education and local government agencies, and not-for-profit entities in the southeastern United States. The majority of the Company’s business is in with K-12 (kindergarten through grade 12) public education and local government entities.

Basis of presentation

Our consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. Intercompany balances and transactions have been eliminated. We use the accrual basis of accounting.

We employ accounting principles generally accepted in the United States (“generally accepted accounting principles” or “GAAP”). GAAP requires us to make estimates, assumptions and judgments and rely on projections of future results of operations and cash flows. Those estimates, assumptions, judgments and projections are based on our assessment of future trends or events and the impact that those trends or events could have on our results of operations as reported in our financial statements, and are an integral part of our financial statements. We base our estimates, assumptions, and judgments on historical data and other assumptions, which include knowledge and experience with regard to past and current events and assumptions about future trends or events that we believe are reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates, assumptions, projections and judgments.

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments.

The interim consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three month or six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-KSB.

Certain amounts have been reclassified to conform to the current presentation.

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding during the period. The table below presents the weighted average shares outstanding for the three and six month periods ended June 30, 2007 and 2006, both prior to and after application of the treasury stock method.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock	3,544,385	3,340,004	3,516,853	3,119,657
Preferred stock	6,944,736	7,012,736	6,959,012	7,085,360
Warrants	7,217,736	7,217,736	7,217,736	7,217,736
Options	290,988	268,343	297,055	268,343

Total Weighted Average Shares Outstanding	17,997,845	17,838,819	17,990,656	17,691,096

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock	3,544,385	3,340,004	3,516,853	3,119,657
Preferred stock	6,944,736	7,012,736	6,959,012	7,085,360
Warrants	2,533,398	760,105	2,533,398	807,584
Options	233,364	249,883	239,120	250,190

Total Weighted Average Shares Outstanding –treasure stock method	13,255,883	11,362,728	13,248,383	11,262,791

GAAP requires that in the case of thinly traded stock, management assess, among other factors, whether the market quoted price is representative of the price that would be effective were all shares issued in connection with various transactions, which would include the issuance of significant additional shares in dilutive transactions. Following consultation with accounting and valuation experts and applying the principle of conservatism, which is a basis of the dilution calculation under GAAP, management uses the higher of an income statement performance and cash flow indicator based stock value computation based on comparisons to peer public companies, or the quoted market price, on a weighted average basis, for the repurchase of shares under the treasury stock method in the diluted earnings (loss) per share calculation. Once management, in consultation with its accounting and financial experts, considers the stock no longer thinly traded, management will use the quoted market price exclusively.

The potential common shares were used in the calculation of diluted earnings per share for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007, but were not used in the calculation of diluted loss per share for the six month period ended June 30, 2006 as the effect was anti-dilutive due to the net loss reported for the period.

NOTE 3 – MCALEER ACQUISITION

On January 2, 2007, the Company consummated its previously announced acquisition of the business operations of McAleer. The transaction was structured as a purchase of substantially all of the assets of McAleer.

The total price for the purchased assets was $4,050,000, of which $3,525,000 was paid in cash at closing. The balance of $525,000 was to be paid pursuant to a promissory note to the owner, William McAleer, in twenty quarterly installments of principal in the amount of $26,250, plus interest in arrears at the LIBOR rate, beginning March 31, 2007. The note was secured by a first mortgage on the real property of McAleer conveyed in the acquisition, consisting of the office building located in Mobile, Alabama from which the Mobile personnel operate. The Company assumed no liabilities of McAleer, other than certain operating leases and obligations under ongoing customer contracts. On February 8, 2007, the Company repaid the note to William McAleer by financing the real estate through a mortgage note with its bank in the amount of $486,000 (the terms of which are discussed below under Note 5 – Long-term and Short-term Debt and Off-Balance Sheet Instruments), and a draw against its revolving credit facility for the remaining balance. Expenses for the acquisition, in the amount of $266,837, consisted of legal and professional fees, travel costs, stock compensation costs and various other expenses related to the acquisition transaction. These expenses have been capitalized and allocated to goodwill. The Company engaged an independent party to provide assistance with customary evaluations, analysis and allocation of the purchase price, which resulted in an allocation to goodwill. For the purposes of recording assets by segment, the acquired assets, including goodwill, are reported under the Software applications segment. The Company expects all goodwill will be deductible for tax purposes, and has an indefinite life for book purposes. The deferred tax liability arises from a difference in the agreed to price for the building asset (tax basis) and the purchase price allocation (book basis included in property and equipment and based on appraisal). Research and development assets acquired in the purchase were not material.

The allocation of the purchase price, including capitalized acquisition expense is as follows (liabilities assumed as parts of the purchase price were not deemed material):

Property and equipment	$615,000
Computer software	610,000
Goodwill	1,480,587
Other intangible assets	1,645,000
Deferred tax liability	(33,750)
Total assets purchase price	$4,316,837

The detail of computer software, other intangible assets and goodwill and their useful lives are as follows:

Asset	Value	Effective Useful Life
Computer software	$610,000	4 years
Trade name	70,000	3 years
Covenants not-to-compete	75,000	5 years
Customer contracts and related relationships	1,500,000	20 years

Other intangible assets	$1,645,000

Total computer software and other intangible assets	$2,255,000	13.3 years	*

Goodwill	$1,480,587	indefinite

*	weighted average

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

Under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” acquisition expenses incurred as of the initiation date by the acquiring company that are direct costs of the acquisition, as determined by the principles of accounting for the acquisition of an asset, should be allocated to identified assets acquired and liabilities assumed, with unallocated amounts being recorded as goodwill. The guidance further defines the initiation date as “the earlier of (1) the date that the major terms of a plan, including the ratio of exchange of stock, are announced publicly or otherwise formally made known to the stockholders of any one of the combining companies or (2) the date that stockholders of a combining company are notified in writing of an exchange offer.” In addition, direct costs are further defined as “out-of-pocket or incremental costs directly related to a business combination such as a finder's fee and fees paid to outside consultants for accounting, legal, or engineering investigations or for appraisals.” Guidance further dictates that internal costs associated with a business combination (whether one-time costs or recurring in nature) should be expensed as incurred. Under this guidance, the initiation date of this acquisition was September 20, 2006; the date the Company filed the Form 8-K with the SEC setting forth our intent to acquire McAleer and formally communicating to our shareholders the major terms of the potential acquisition agreement.

In consideration of the requirements of SFAS No. 141, the Company identified expenses incurred that were directly related to the acquisition of McAleer, and capitalized those expenses as appropriate. Upon completion of the acquisition, the purchase price and other direct costs were allocated to identifiable assets or liabilities, with all unallocated amounts classified as goodwill, subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” As of June 30, 2007, the Company has incurred approximately $300,000 in acquisition related costs, of which approximately $267,000 were direct costs of the acquisition of McAleer and were therefore capitalized.

Pro Forma Financial Information

The following unaudited pro forma statement of operations data for the three months and six months ended June 30, 2006 gives effect to our acquisition of McAleer as if the acquisition had occurred on January 1, 2006. Our historical financial information has been derived from our unaudited financial statements included in this report. Historical financial information for McAleer has been derived from the unaudited financial statements of McAleer as of June 30, 2006.

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

We have not disclosed pro forma results for the first and second quarters of 2007 as actual results reported in our consolidated statements of operations are the same as those that would be reported on a pro forma basis. Since the acquisition was agreed to close effective January 1, 2007, and was only closed on January 2, 2007 to accommodate the banks’ holiday, the financial statements for the period ended June 30, 2007 as disclosed in the consolidated statements of operations are indicative of the pro forma results for that period and no further disclosure is necessary.

Proforma Income Statement Data for the Three and Six Months

Ended June 30, 2006

	For the Three Months ended June 30, 2006
	CSI	McAleer	Adjustments		Proforma Combined
Revenues	$10,701,697	947,667	—		$11,649,364
Net income	400,776	73,162	(91,632	)(1)(2)	382,306
Earnings per share	0.04				0.04
Weighted average shares outstanding	11,362,728				11,362,728

	For the Six Months ended June 30, 2006
	CSI	McAleer	Adjustments		Proforma Combined
Revenues	$15,544,101	2,061,613	—		$17,605,714
Net income (loss)	(28,754)	397,640	(144,885	)(1)(2)	224,001
Earnings (loss) per share	(0.01)				0.05
Weighted average shares outstanding	3,119,657				11,262,792

(1)	Net income is net of pro forma adjustment for C-corporation taxes.
(2)	Net income is adjusted for the pro forma additional depreciation of property and equipment and the amortization of intangibles over the useful lives noted above following the write-up of the assets to their fair values (in accordance with the purchase price allocation detailed above) and the pro forma additional interest expense related to financing used to fund the acquisition.

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

Assumptions used in calculation of fair value

	For the Period Ended June 30,
	2007	2006
Expected term (in years)	10	10
Expected volatility	153%	35%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.7%	4.8%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268,343	$0.12	November 1, 2012
Options granted in McAleer acquisition	70,000	$0.85	January 2, 2017

The following table summarizes option activity under the plans for the first and second quarters of 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	268,343	$0.12
Granted	70,000	0.85
Cancelled	—	—
Exercised	(47,355)	0.14
Forfeited/expired	—	—

Outstanding at June 30, 2007	290,988	$0.29	6.35	$263,641

Exercisable at June 30, 2007	220,988	$0.12	5.35	$239,141

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $1.20 as of June 30, 2007 and the exercise price multiplied by the number of options outstanding as of that date.

As of June 30, 2007 there remained $65,138 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately two years.

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

On June 20, 2006, the Board elected Jeffery A. Bryson to fill the vacancy on the Board created by the February 22, 2006 resignation of Mr. Butta. Mr. Bryson serves on the Company’s Audit and Compensation Committees and he is Chairman of the Audit Committee. In connection with his election to the Board of Directors on June 20, 2006, the Board approved the award to Mr. Bryson of 23,350 shares of common stock under the Company’s 2005 Incentive Compensation Plan. Under the terms of the award, 11,675 shares vested immediately upon Mr. Bryson’s election to the Board and the remaining shares vested at the conclusion of the 2007 Annual Meeting of Stockholders of the Company when Mr. Bryson was reelected to the Board for a successive term at such meeting.

On July 10, 2006, the Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with Alliance Advisors, LLC (“Alliance”). The purpose of the Agreement is for Alliance to assist the Company in the development of the Company’s investor relations and corporate communications program. Under the terms of the Agreement, Alliance will assist the Company for up to a period of twelve months in developing and implementing an investor relations and corporate communications strategy. In exchange for Alliance’s services, the Company paid Alliance $6,500 per month for the first six months of the Agreement. At the end of six months, either party to the Agreement had the option of terminating the Agreement, but agreed to extend the Agreement for an additional six months, with a monthly payment of $7,250. In addition to the cash compensation just described, the Company issued to Alliance sixty thousand (60,000) shares of restricted common stock in the third quarter of 2006.

No additional non-employee based stock awards were granted in the first or second quarters of 2007.

Total stock based compensation in the second quarter of 2007 was $5,027, all of which related to the stock options granted as a result of the McAleer acquisition. Total stock based compensation for the first six months of 2007 was $90,813, of which $19,358 related to the stock options granted as a result of the McAleer acquisition, and $71,455 related to non-employee stock compensation discussed above.

NOTE 5 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS

During the first quarter of 2005, in order to support the activities of the reverse acquisition, the Company entered into a $3.0 million line of credit facility with a bank whereby the Company could borrow up to 80% of accounts receivable balances, not to exceed the total facility limit of $3.0 million. In the first quarter of 2006, this facility was renewed with an increased limit of $3.5 million to support increasing working capital requirements of the Company. On January 2, 2007, the principal amount of the facility was increased again to $5.5 million to support funding and increased working capital in connection with the McAleer acquisition, with a maturity date of May 30, 2007. Prior to May 30, 2007, the Company renewed the facility and extended the maturity date to September 15, 2007. Other than the extended maturity date, the provisions of the facility remained unchanged. Eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bear interest at Libor plus 2.50%, (7.82% and 7.86% at June 30, 2007 and 2006, respectively), payable monthly. There were $2,570,000 and $551,000 of outstanding draws under the facility as of June 30, 2007 and December 31, 2006, respectively.

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

The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2006. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. The Company complied with these covenants at December 31, 2006 and anticipates continued compliance.

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

On January 2, 2007, the Company entered into agreements with the bank modifying its credit facilities. Specifically, availability under its revolving facility was increased from $3.5 million to $5.5 million, and its equipment facility was increased from $400,000 to $800,000. The maturity date for the revolving facility was previously May 30, 2007, but as previously discussed, the Company successfully extended the maturity date of the facility until September 15, 2007. The equipment note matures January 1, 2010. The primary purpose of the modifications was to increase the amount of the credit facilities to provide for expanding working capital and other credit needs, including funding the acquisition of substantially all of the assets and business operations of McAleer (see Note 3). The modifications also memorialized certain previously granted waivers to the restrictive covenants and requirements contained in the agreements with the bank. The bank granted waivers permitting us to enter into the acquisition of McAleer, including the use of bank credit facility advances to fund such acquisition, and incurring mortgage indebtedness to McAleer as a part of the purchase of McAleer’s real estate. The bank also waived any cross-default relating to the subordinated notes payable to certain stockholders, which the Company did not repay at their May 2006 maturity.

The Company had subordinated notes payable to shareholders with amounts outstanding totaling $2,250,400 at both June 30, 2007 and December 31, 2006. Although the Company possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a draw would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, the Company determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable.

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

The Company’s subordinated note holders have cooperated with us in the deferral of payment on the subordinated notes. After discussion with the subordinated note holders, we did not pay the quarterly interest payments that were due on either January 1, 2007 or April 1, 2007 until May 18, 2007. We made the decision to defer these payments in a conservative effort to preserve cash flow anticipating the potential impact on liquidity of borrowings as a result of the McAleer acquisition. As of June 30, 2007 the Company has paid in full all interest and interest penalty payments due to the subordinated note holders, but may defer future interest payments should such deferral be required. Depending on cash flow and liquidity, management will also consider and may make some payments toward reduction of the principal.

The Company anticipates the continued cooperation of the note holders and the ultimate successful negotiation of a maturity date extension or other restructuring of its subordinated debt with the holders. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, the Company can give no assurance that it will be able to successfully restructure, extend or refund the subordinated notes, and that the note holders will continue to cooperate. The notes are subordinated to the Company’s senior bank debt, and management believes the ability of the note holders to have direct recourse against us is limited. However, the Company can give no assurances as to what adverse collection actions the subordinated note holders might take, and the impact such actions and default might otherwise have on its other creditors and its financial condition. The Company does not anticipate any of the note holders taking any action which would be detrimental, as five of the subordinated note holders are currently significant stockholders of the Company and the sixth note holder, Barron, holds all of the Company’s preferred stock.

The amount outstanding on the notes payable at June 30, 2007 was $1,179,902. Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2007	$132,249
2008	283,187
2009	306,235
2010	458,231
Total Principal Payments	$1,179,902

As of June 30, 2007, for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 7.

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

Registration Rights Agreement

In conjunction with the Preferred Stock Purchase Agreement, the Company entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby the Company agreed to register the shares of common stock underlying the preferred stock and warrants to be sold to Barron. Barron may also demand the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” may require the Company (subject to carve back by a managing underwriter) to include such shares in certain registration statements it may file. The Company is obligated to pay all expenses in connection with the registration of the shares and, prior to February 11, 2007, was liable for liquidated damages in the event the registration of shares did not remain effective pursuant to the Registration Rights Agreement.

On December 29, 2006, the Registration Rights Agreement was amended to, among other things, eliminate liquidated damages. The Company’s obligation to maintain an effective registration statement was also extended by one year until February 11, 2009.

Warrants

As a result of the Registration Rights Agreement containing a clause whereby liquidated damages were payable in cash, the Company was required to follow Emerging Issues Task Force (“EITF”) 00-19. In light of the required accounting treatment under EITF 00-19, the amount of proceeds allocated to the issuance of warrants ($5,035,032, representing all the proceeds with the exception of the $7,218 par value allocated to preferred stock) was recorded as a liability as of the date of the transaction. In addition, the difference between the amount allocated to the issuance of warrants and the fair market value of the warrants based on the Black-Scholes valuation method at reporting dates was recorded in the statement of operations as an unrealized gain (loss) on financial instrument-warrant liability and as an adjustment to the financial instrument-warrant liability on the Company’s balance sheet, to restate the warrants to fair market value as of that date. In each period up to November 7, 2005, the date of the amendment to the Registration Rights Agreement, whereby the cash liquidated damages provision was converted to damages payable by the issuance of a set number of preferred shares, the financial instrument was marked to market and changes in the value were recorded as adjustments in the statement of operations. These adjustments resulted in the Company reporting a significant accumulated deficit where otherwise it would have reported retained earnings.

It was not the intent of either CSI or Barron that the Registration Rights Agreement result in the majority of the proceeds from the preferred stock and warrant issuance being recorded as a liability rather than equity. In response, on November 7, 2005, CSI and Barron entered into an amendment to the Registration Rights Agreement that eliminated cash liquidated damages and replaced them with liquidated damages in the form of additional shares of Series A Convertible Preferred Stock. Pursuant to the amendment, 2,472 shares of preferred stock would have been issued to Barron for each day when liquidated damages were triggered until February 11, 2007, when this damages provision expired. Because the amendment to the Registration Rights Agreement changed the liquidated damages penalty from settlement in cash to settlement in a set number of shares which is unaffected by changes in the share market price, in accordance with EITF 00-19, as of the amendment date, the fair value of the warrants was reclassified from a liability to permanent equity as additional paid-in capital rather than as a potential offset to the accumulated deficit which would not have existed if the initial accounting for the warrants had been as paid in capital instead of as a liability. The fair value at that date, based on the Black-Scholes valuation method, was $5,449,392. The difference between this fair value and the amount allocated to the warrants at issuance ($5,035,032), or $414,360, was recorded as an unrealized loss on warrants to purchase common stock in the statement of operations for the year ended December 31, 2005.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At June 30, 2007, future minimum lease payments under non-cancelable leases were:

2007	$69,696
2008	138,432
2009	143,433
2010	146,556
2011	36,795

Total	$534,912

The Company entered into a new operating lease with Chuck Yeager Real Estate on November 30, 2005, related to the lease of premises at 900 Block, 900 East Main Street, Suite T, Easley, SC. The term of this lease is five years, beginning on April 1, 2006 and ending on March 31, 2011. Total rent due under this lease is $700,920, due on the first of each month in escalating monthly payments. The remaining commitments under this lease are included in the future payments in the table above. If at any time the Company terminates the lease the lessor may recover from the Company all damages proximately resulting from the termination, including the cost of recovering the premises and the worth of the balance of the lease over the reasonable rental value of the premises for the remainder of the lease term, which shall be due immediately. The Company does not anticipate terminating the lease at any time prior to its expiration. On June 20, 2007 the Company and Chuck Yeager Real Estate amended the operating lease agreement, originally entered into on November 30, 2005, to include an additional 12,544 square feet of warehouse space. The lease of the additional warehouse space was the result of carrying additional inventory and increased monthly rent by approximately $2,400. While the lease on the additional space is scheduled to expire on August 31, 2007, the Company may choose to extend the lease date prior to such date.

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

On or about May 4, 2007, the parties were successful in agreeing on the terms of an interim agreement to be effective beginning May 1, 2007, renewable quarterly. In exchange for purchasing an initial minimum amount of Promethean product aggregating approximately $3.2 million, per quarter, we receive standardized pricing for the products. We believe that the arrangement preserves our previous exclusive reseller status in the North and South Carolina markets. The terms of the agreement have not been memorialized in a formal written contract.

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

Technology solutions segment

Through our technology solutions segment, we report the results of the technology solutions products through the sales and distribution of computers, network and communication based hardware, and accessories, including interactive classroom solutions and a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

Factors management used to identify our segments:

CSI’s reportable segments are analyzed separately because of the differences in margin routinely generated by the major products within each group, and the differences in sales and investment decisions made to evaluate existing or potential new products.

There are no significant transactions between reportable segments. The total of segment net sales and service revenue from all segments is equal to net sales as reported in our Consolidated Statements of Operations. Sales and cost of sales are included in each segment’s income as reported in our Consolidated Statements of Operations. Accordingly, the total of the segments’ gross profit is equal to gross profit in our Consolidated Income Statements. Operating expenses are allocated to segment income based on estimates of sales and administrative time spent on each segment. None of the income or loss items following operating income in our Consolidated Statements of Operations is allocated to our segments, since they are reviewed separately by management. Certain non-recurring items (generally those items occurring for reasons that have not occurred in the prior two years and are not likely to reoccur in two succeeding years) and compliance and governance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. Accordingly, the total of segment income from all segments, less certain non-recurring and compliance and governance items, if any, is equal to operating income as reported in our Consolidated Statements of Operations.

The total of segment assets for all segments is equal to total assets as reported in our Consolidated Balance Sheets. The Company allocates assets related to liquidity, when shared, (e.g. cash, accounts receivable and inventory) based on each segment’s percent of revenues to total consolidated revenues. Capitalized computer software costs are allocated to the software segment. Fixed assets, net, are allocated on the same basis as operating expenses (or by time spent on each segment, as discussed above) because support equipment usage is generally tied to time utilized. All other assets are generally allocated on the same basis.

The following tables summarize information about segment income for the quarters and six month periods ended June 30, 2007 and 2006; and assets allocated to segments as of June 30, 2007 and 2006.

Amounts in thousands

	Software Applications	Technology Solutions	Total Company
Quarter ended June 30, 2007:
Net sales and service revenue	$2,795	$14,306	$17,101
Gross profit	1,066	2,957	4,023
Segment income (loss)	(29)	2,003	(	*)
Segment assets	7,797	14,811	22,608
Quarter ended June 30, 2006:
Net sales and service revenue	$1,446	$9,256	$10,702
Gross profit	937	1,260	2,197
Segment income	341	502	(	*)
Segment assets	3,253	7,831	11,084

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2007:
Net sales and service revenue	$5,534	$23,219	$28,753
Gross profit	2,360	4,196	6,556
Segment income	340	2,589	(	*)
Segment assets	7,797	14,811	22,608
Six months ended June 30, 2006:
Net sales and service revenue	$2,550	$12,994	$15,544
Gross profit	1,579	2,121	3,700
Segment income	511	761	(	*)
Segment assets	3,253	7,831	11,084

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

Amounts in thousands

	Quarter Ended
	June 30, 2007	June 30, 2006
Segment income (loss):
Software applications segment	$(29)	$341
Technology solutions segment	2,003	502

TOTAL SEGMENT INCOME	1,974	843
Less: Merger and compliance costs
Stock based compensation	(5)	(81)
Acquisition expenses	(4)	—
Professional and legal compliance and litigation related costs	(134)	(88)

OPERATING INCOME Per consolidated Statements of Operations	$1,831	$674

Amounts in thousands

	Six Months Ended
	June 30, 2007	June 30, 2006
Segment income:
Software applications segment	$340	$511
Technology solutions segment	2,589	761

TOTAL SEGMENT INCOME	2,929	1,272
Less: Merger and compliance related costs
Stock based compensation	(91)	(695)
Acquisition expenses	(9)	—
Professional and legal compliance costs	(419)	(431)

OPERATING INCOME Per Statement of Operations	$2,410	$146

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

We develop software applications and provide technology solutions, focused primarily on the needs of organizations that employ fund accounting. Fund accounting is used by those entities that track expenditures and investments by “fund,” or by source and purpose of the funding (e.g., funds provided by government or grant sources), and is utilized primarily by public sector and not-for-profit entities. Our client base consists principally of municipalities, school districts and local government organizations. Our clients also include public libraries, disabilities boards and other non-governmental clients.

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

Our Software applications segment includes a staff of software developers, implementers, trainers, sales personnel, and applications support specialists focused primarily on the development, sales, deployment and support of our “in-house” software products. From time-to-time they also provide support for the Technology solutions segment.

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

Technology Solutions Segment

Our Technology solutions segment has a staff of certified engineers capable of providing a broad range of technology solutions to our client base, including, but not limited to:

•	Technology planning (developing plans to purchase or upgrade computers, telephone equipment, cabling and software);

•	Hardware/software installations;

•	Cabling (installation of wiring and wireless devices to link computer networks and telephones);

•	System integration (installation of computers and configuration of software to enable systems to communicate with and understand each other);

•	Wide area networking (linking a group of two or more computer systems over a large geographic area, usually by telephone lines or the internet);

•	Wireless Networking (linking a group of two or more computer systems by radio waves);

•	IP telephony and IP surveillance (sending voice calls and surveillance across the internet using internet protocol (“IP”), a standard method for capturing information in packets);

•	Project management (overseeing installation of computers, telephone equipment, interactive white-board equipment, cabling and software);

•	Support and maintenance (using Novell, Microsoft, Cisco and Citrix certified engineers and other personnel to fix problems);

•	System monitoring (proactively monitoring computers and software to detect problems); and

•	Education technologies (distance learning and classroom learning tools including interactive white board solutions).

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

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology solutions segment when compared to the Software applications segment. Margins for the Software applications segment were 53.1% for the 2006 fiscal year, while margins for the Technology solutions segment were 15.8% for the same period. Margins for the Software applications segment were 38.1% and 42.6% for the quarter and six month periods ended June 30, 2007, while margins for our Technology solutions segment were 20.7% and 18.1% for the same periods. Margins for the Software applications segment were 64.8% and 61.9% for the quarter and six month periods ended June 30, 2006, while margins for the Technology solutions segment were 13.6% and 16.3% for the same periods.

We believe the combined efforts of our Technology solutions segment with that of our Software applications segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see “—G. Financial Performance—Segment Information” below.

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

Prior to January 2, 2007, we supported our operations principally out of our physical location in Easley, South Carolina. On January 2, 2007, we acquired the operations, in an asset purchase acquisition, of McAleer. McAleer, an Alabama corporation based in Mobile, Alabama, is primarily a provider of financial management software to the K-12 education market. It has been in operation for over twenty-five years. The acquisition of McAleer strengthens CSI’s current operations with the addition of an office in Mobile, Alabama, from which CSI will be able to deliver expanded software, technology and service offerings to a broader geographic area and the local government (city and county) markets. The addition of McAleer brings on more than 160 additional fund accounting customers in the K-12 education sector, with a geographic presence in five states not previously served by CSI: Alabama, Mississippi, Louisiana, Tennessee and Florida. Like CSI, McAleer also has customers in Georgia and South Carolina. In contrast to CSI, McAleer has not historically focused on the local government market or provided as broad a range of technology solutions. CSI has the opportunity to increase sales to those specific markets and the new regions that McAleer serves. McAleer and the acquisition is discussed in more detail below under “—B. Acquisition of McAleer Computer Associates, Inc.”

The products and services previously offered by McAleer are now products and services of CSI. However, in order to differentiate, we will refer to the products and services offered by McAleer prior to the acquisition, and from which continued service and support will be offered from the Mobile, Alabama office subsequent to the acquisition, as “McAleer” or CSI-Mobile products and services. All other products and services of CSI referred to are those offered by CSI prior to the acquisition of McAleer, and for which CSI continues to provide the development, support and services primarily out of its Easley, South Carolina headquarters.

For more information on our strategy, see our latest annual report filed on Form 10-KSB.

Acquisitions

We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies of scale. We may also utilize acquisitions to, when appropriate, expand our technological capabilities and product offerings. While we may use a portion of any cash proceeds generated by operations or obtained from capital sources to pay down debt on an interim basis, we intend to use any additional liquidity and/or availability from those sources or related pay downs to fund acquisitions. Additionally, we have engaged a consultant to assist us with acquisitions, including identifying potential acquisition opportunities. We believe our markets contain a number of attractive acquisition candidates. We foresee expanding through acquisitions of one or more of the following types of software and technology organizations:

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

As previously disclosed, on January 2, 2007 we acquired the business operations of McAleer. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. McAleer and the acquisition transaction are discussed in more detail below under “— B. Acquisition of McAleer Computer Associates, Inc.”

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

The allocation of the purchase price, including capitalized acquisition expenses, is as follows (other liabilities assumed in the purchase were not deemed material):

Property and equipment	$615,000
Computer software	610,000
Goodwill	1,480,587
Intangible assets	1,645,000
Deferred tax liability	(33,750)

Total assets purchase and purchase price	$4,316,837

The detail of Computer software, other Intangible assets and Goodwill and their useful lives are as follows:

Asset	Value	Effective Useful Life
Computer software	$610,000	4 years

Trade name	70,000	3 years
Covenants not-to-compete	75,000	5 years
Customer contracts and related relationships	1,500,000	20 years

Other intangible assets	$1,645,000

Total computer software and other intangible assets	$2,255,000	13.3 years	*

Goodwill	$1,480,587	indefinite

*	weighted average

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

Sources of funds used in the transaction, including subsequent refinance activities and related expenses are as follows:

Proceeds from increase in long-term note payable secured by property and equipment (at time of purchase)	$486,046
Proceeds from long-term note payable secured by real estate (for refinance of McAleer note)	486,000
Receipts on billings for McAleer 2007 support agreements earmarked for CSI	1,280,000
Draw on revolving credit facility (escrow payment at time of signing of definitive agreement)	100,000
Draw on revolving credit facility (at time of purchase (including $12,378 for acquisition related expenses))	1,671,332
Draw on revolving credit facility (for refinance of McAleer note)	39,000
Payments of acquisition related expenses (funded from revolving credit facility)	254,459

Subtotal of funds from revolving loan	2,064,791

Total purchase price	$4,316,837

It is anticipated that McAleer will add additional revenues of approximately $5.0 million in 2007 to our software applications segment. As of June 30, 2007, McAleer had contributed approximately $2.5 in additional revenues. McAleer is in the process of upgrading approximately 60% of its customers to the latest major release of the McAleer fund accounting system. These increases provide additional revenue due to the increased pricing structure to reflect the enhancements in the latest major release. Accordingly, while not estimable, we anticipate an ongoing improvement in our recurring revenues through this upgrade process.

Due to the increased depreciation and amortization of intangible assets based on the purchase price allocation, and financing costs of the transaction, it is not anticipated that McAleer will add a significant amount to earnings in 2007. However, it was anticipated the McAleer acquisition would be cash flow positive and the acquisition would impact the Company’s EBITDA and Adjusted EBITDA calculations by more than $500,000 for 2007. As of June 30, 2007, the McAleer acquisition contribution was on track to exceed this anticipated amount.

For results of operations for the period of this filing, see Note 3 to our unaudited consolidated financial statements dated June 30, 2007 included in this report.

C. Updates to Current Challenges and Opportunities of our Business

Introduction

Set forth below are updates to certain challenges and opportunities of our business previously addressed in our most recent Form 10-KSB.

Sarbanes-Oxley Compliance

Prior to February 11, 2005, we were a public shell with virtually no operations and CSI – South Carolina was a private company with limited complex accounting issues. As a result neither we nor CSI – South Carolina had a need for staff with technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and began public reporting of significant operations. It was some time before we hired personnel with public reporting experience and began updating our procedures to comply with the Sarbanes-Oxley Act. In the process of reviewing and improving our controls and processes, we have identified and reported errors in our financial reporting.

In August 2007, the Security and Exchange Commission (“SEC”) amended Rule 1-02 of Regulation S-X [17 CFR 210.1-02(a)(4)] by adding a new paragraph to define both the terms “material weakness” and “significant deficiency.” Under the new guidance, a material weakness shall be defined as, “a deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.” The new guidance further defines significant deficiency as, “a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.” As defined in this new standard, our management identified certain significant deficiencies in our internal controls over financial reporting in our most recent review of our internal control environment.

While there are currently internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls have not met the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”), and therefore, management cannot certify that these controls are correctly implemented. As a result, it is management’s opinion that while the lack of documentation does not warrant a material weakness, it would represent a significant deficiency in the financial reporting process. Therefore, in order to become compliant with the requirements of SOX, management has invested in certain software and human capital resources to ensure the controls currently in place are formally documented, properly monitored and regularly tested to ensure their proper implementation and effectiveness on improving the financial reporting process.

In addition to completing the documentation and review of our control environment specifically for SOX compliance, we are taking the following additional actions to improve internal controls in 2007. In the third quarter of 2006, we purchased software for approximately $50,000 which will allow us to automate our monitoring of our controls to assure they are executed as designed. We believe this will provide the most cost effective solution to meet the requirements of the Sarbanes-Oxley Act. The entering of controls into the system and the monitoring of those controls began toward the end of the second quarter of 2007 and will continue throughout the remainder of 2007. In fourth quarter 2006, for an undisclosed amount (due to agreement with the vendor), we also purchased a financial reporting, planning and consolidation system which was not installed until first quarter 2007, and is not yet fully implemented. This system will eliminate the use of complex spreadsheets used in the roll-up of financial information for both internal and external reporting and improve the timeliness of our financial close and reporting cycle. It will also provide more time for personnel to focus on analysis and review of financial information and controls surrounding those activities which must be performed late in the financial closing and regulatory filing cycles. The system also establishes a framework to automate the consolidation of acquired entities, which the Company believes is critical to support the acquisition portion of its growth strategy. This system has been installed and will be implemented throughout the remainder of 2007.

In the second quarter of 2007, we hired an additional employee with public reporting and Sarbanes-Oxley experience. This employee began in late May 2007, and as of June 30, 2007 had assisted us with documenting a significant additional amount of the processes and controls related to financial reporting and disclosure and has been instrumental in developing documentation within the monitoring and compliance software, as previously discussed above. With the addition of this resource, we are confident that the implementation of required controls and procedures will occur in time sufficient for the proper testing and verification to take place prior to management issuing their certification as to the effectiveness of any such controls and procedures.

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

We have moved forward with our initial work surrounding the implementation of the Sarbanes-Oxley Act and have budgeted $200,000 for compliance work by external parties related to the Sarbanes-Oxley Act for the fiscal year 2007. In 2006, we spent approximately $120,000 on external resources and approximately $80,000 in capital expenditures (for systems described above) to support this initial effort. We used the framework established with the assistance of external resources to perform much of the documentation and initial evaluation effort with internal staff in the third and fourth quarters of 2006 and plan to continue the use of primarily internal staff over the third and fourth quarters of 2007, in an effort to minimize our third party costs, while still moving forward in our effort to improve our internal controls. However, we will likely also use external resources for further documentation and assistance with controls implementation and compliance in 2007, if deemed necessary to meet the 2007 implementation deadline.

Conversion of our Accounting+Plus software to Microsoft .Net Programming and SQL Database Language

We have already completed the conversion of the majority of our core accounting modules, with the personnel module still in progress. The completed modules are in formal beta installations. However, the changes resulting from the formal beta use have been limited. We are prepared to install and have installed some of the completed modules in select entities which do not have an immediate need for other integrated modules not yet converted. In addition, the completed modules have the functionality necessary to handle school activity funds, such as student clubs, organizations and athletics. Typically payroll is not needed to support school activity funds. Many school activity personnel use packages independent of the school’s accounting packages, which may be cumbersome, or lack functionality. Accordingly, we are beginning to look for sales opportunities of the completed modules now, marketed as our “School Activity” solution. If the school later adopts our full accounting suite, the process of integration will be relatively seamless. We anticipate completing the personnel and certain additional modules adequate to support such installations over the third and forth quarters of 2007. As previously noted under “—Software Modifications Required by Geographic Expansion” above, we anticipate completing most if not all of the remaining modules throughout 2007.

Investment in Support and Telesales Efforts

In 2006, we originally estimated making an investment of as much as $500,000 to bolster our technical support services and telesales efforts. The investment consisted primarily of increased salaries and wages, and less than $180,000 was spent in 2006. We plan to continue this investment in 2007; however, we do not expect the investment to exceed the amount actually spent in 2006. At June 30, 2007 we had not made any significant additional investments in these areas, but expect these investments to increase in the third and fourth quarters of 2007 as we hire additional resources. Based on our past experience with prospecting and technical support agreements, we expect the additional revenue generated from the sales of technical support contracts and additional sales opportunities uncovered by telesales efforts for the fund accounting software and the new curriculator™ standards based lesson planner software will be sufficient to offset our investment within approximately one year. However, we can give no assurances such additional services will be profitable collectively, particularly in the short-term.

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

Not all of these contracts become fully funded, and projects and related funding can span multiple years. Typically, we have experienced a 20% to 45% funding rate of awarded contracts. Accordingly, we cannot project the impact of our E-Rate efforts on future periods. Revenues linked to the E-Rate program ranged from 10% to nearly 25% of our total revenues from 2004 through 2005. In 2006, revenues linked to the E-Rate program constituted 9% of our total revenues. Although we saw some revenues related to E-Rate in 2006, we did not see significant funding in comparison to projects funded in 2005. We began to receive notification of funding in late 2006 and early 2007. We have received notification that approximately $5 million or 29% of the $17 million in projects we proposed for the fall 2005 / spring 2006 application cycle received funding. This amount appears to be favorable considering the amount of E-Rate revenues have historically run between 5% and 25% of our total revenues in any given year, and could approach more than 10% in our current year, were we able to deliver on all projects. In the second quarter of 2007, we received notification that the E-Rate program received authorization from the federal government to use certain funds not utilized in prior years to fund more recently submitted projects. The completion of projects may span multiple years and is dependent on the customers having available sufficient resources to provide their share of matching funds to receive the E-Rate program’s portion. Accordingly, we cannot predict the impact of such funding awards, if any, on our 2007 revenues, or the possibility of any additional revenues resulting from the release of prior year funds to the E-Rate program.

Additional Investments Which May Impact Earnings in the Short Term

In addition to the items mentioned above, we expect that our investments in expanding our telesales team, increasing our technical support offerings and hiring additional sales personnel to support our geographic expansion efforts may impact earnings negatively in the short term. While we would expect to cover these investments over no more than four to six quarters, we are unable to estimate the portion of these investments which will be covered in the short term. For further discussion, see “—C. Updates to Current Challenges and Opportunities of our Business” above.

Professional Fees

We expect to incur some costs to implement the Sarbanes-Oxley Act legislation and have budgeted $200,000 in 2007 for this work. As of December 31, 2006, we had incurred approximately $118,000 of expenses related to Sarbanes-Oxley work and $50,000 and an undisclosed amount (due to a confidentiality agreement with the vendor) of capital expenditures for internal controls and financial reporting software, respectively, in support of our Sarbanes-Oxley efforts. For the six months ended June 30, 2007, we incurred approximately $45,000 in costs related to our Sarbanes-Oxley efforts. In the first six months of 2006, such spending was approximately $100,000. Our professional and legal compliance related costs were approximately $609,000 for the 2006 fiscal year, of which approximately $228,000 was related to services relating to registration statement amendments. The remainder of professional fees related to public company reporting, other regulatory compliance and the Sarbanes-Oxley work.

Stock Based Compensation

In connection with becoming a public company, we recruited independent, non-employee directors. We also engaged consultants to assist us with strategic planning and acquisitions. Definitive agreements were reached regarding the independent directors and consultants compensation in the first and second quarters of 2006. The Compensation Committee of the Board of Directors board approved stock awards, granting the non-employee directors and consultants approximately 500,000 shares. We recorded non-cash expense for directors’ and consultants’ fees in the 2006 totaling approximately $970,000. We expect stock-based compensation, primarily that paid to consultants, to be significantly reduced in 2007 compared to 2006. See Note 4 to our unaudited consolidated financial statements dated June 30, 2007, “Stock Based Compensation,” for further discussion.

Guidance

Going forward, the Company plans to issue earnings releases and may provide general forward-looking information regarding annual revenue and earnings and certain other information. However, we do not plan to provide specific guidance every quarter.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to our financial condition, results of operations and future business plans, operations, opportunities and prospects. In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in our reports to stockholders. These forward-looking statements are generally identified by the words or phrases “may,” “could,” “should,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “predict,” “project” or words of similar import. These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause our actual results, performance or achievements to be materially different from any anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date that we make them. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

In our most recent Form 10-K, we have included risk factors and uncertainties that might cause differences between anticipated and actual future results. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our software and systems integration businesses also may be subject to the effects of other risks and uncertainties, including, but not limited to:

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2007 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders described in Note 5 to our unaudited financial statements for the three and six months ended June 30, 2007 and under “—H. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

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

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Tax Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for fiscal years ending on or after December 15, 2006; however, since the Company presents revenues net of any taxes collected from customers, no additional disclosures will be required.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in some additional disclosures.

In September 2006, the SEC staff issued Staff Accounting Bulletin No.108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The guidance in SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial position or results of operations.

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

G. Financial Performance

Overview

Our revenues increased $6.4 million or 59.8% for the second quarter of 2007 compared to the same period of the prior year due to an increase in technology sales, primarily interactive whiteboard solutions, third party software sales, and the addition of sales from the January 2, 2007 acquisition of the McAleer operations (“McAleer”, or “CSI-Mobile”). Of the 59.8% increase for the second quarter 2007, increased technology sales contributed 47.2% and the new addition of the CSI-Mobile operations added 11.6%, with the CSI-Easley software operations (operations ongoing before the acquisition and supported principally from our Easley location) adding the remaining 1.0% of the increase. Revenues for the six month period ended June 30, 2007 increased $13.2 million or 85.0% compared with the same period in the prior year primarily due to the increased revenue generated from sales of interactive whiteboard solutions, infrastructure products and services and the additional software revenue resulting from the McAleer Acquisition. Of the 85.0% increase in revenues for the six months, increased technology sales contributed 65.5% and the addition of the CSI-Mobile operations added 16.2%, with the remaining 3.3% coming from increased CSI-Easley software revenues.

Gross profit for the second quarter of 2007 improved by $1.8 million or 83.1%. The improvement was primarily due to the increased volume and margin from the technology solution segment (77.2%) and the addition of software revenues generated by the acquired CSI-Mobile operations (17.4%). These improvements were partially offset by a decrease in CSI-Easley software gross profit (-11.5%) from increased amortization expense and additional costs related to supporting two versions of our fund accounting software during our development of the latest release. Gross profit for the six month period ended June 30, 2007 increased by $2.9 million or 77.2%. This increase was primarily related to the increased volume in technology sales (56.4%) and the addition of CSI-Mobile software revenues (23.9%). These improvements were reduced by a decrease in CSI-Easley software gross profit (-3.1%) primarily due to increased amortization expense and additional costs of supporting two versions of our fund accounting software.

Operating income for the second quarter of 2007 improved over the same period in the prior year by $1.2 million or 171.7% from the improvements in gross profit and a decrease in operating expenses as a percent of sales Operating income for the first six months of 2007 improved over the same period in the prior year by $2.3 million or 1547.2%. This increase resulted from the increases in gross profits and decrease in operating expenses as a percent of sales. Further analysis of financial performance, including additional segment information, is discussed below in subsequent sections of the report.

Consolidated Results of Operations for the Three Months Ended June 30, 2007 and 2006

Amounts in 000’s

	Three Months Ended
	June 30, 2007	June 30, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$17,101	$10,702	$6,399
GROSS PROFIT	4,023	2,197	1,826
OPERATING INCOME	1,831	674	1,157

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$6,399
Cost of sales excluding depreciation, amortization and capitalization			(4,331)
Depreciation and Amortization			(44)
Capitalization of Software Costs			(198)

			1,826

Operating Expenses:
Salaries, wages and benefits			(520)
Acquisition expenses			(4)
Stock based compensation			76
Professional and legal compliance and litigation related costs			(46)
Sales Consulting expenses			(96)
Marketing costs			(15)
Travel and mobile costs			11
Depreciation and amortization			(49)
Other SG&A expenses			(26)

			$1,157

Revenues

Total revenues in the second quarter of 2007 increased $6.4 million in comparison with the second quarter of 2006. This net increase included a $5.1 million increase in hardware sales and services through the technology solutions segment and a $1.3 million increase in software sales and services through the software solutions segment. The increase in the technology solutions segment came from increases primarily in sales of interactive whiteboard solutions and infrastructure products and services. The increase in the software solutions segment was primarily due to the acquisition of the CSI-Mobile operations, which added $1.2 million in software revenues, and increased software support agreement revenues and new software sales from CSI-Easley contributed the remaining $0.1 million increase.

Gross Profit

Gross profit in the second quarter of 2007 increased $1.8 million in comparison with the second quarter of 2006. The increases in both software and hardware gross profits were driven by the corresponding increases in revenues of both segments, including the new addition of revenues from the first quarter 2007 acquisition of the CSI-Mobile operations and improvements in the technology margin. The gross margin for the quarter was 23.5% in 2007 versus 20.5% in 2006. The change in margins was primarily driven by the improvements in the interactive whiteboard solution margins, increased engineering services, and the addition of higher margin software revenues from the McAleer acquisition. These improvements were partially offset by a decline in the CSI-Easley software margins. The decrease in CSI-Easley software margin came from increased amortization of the capitalized investment made in software, increased costs related to the support of two versions of our fund accounting software during our development of the latest release, and higher costs related to third party provided products.

Operating Expenses

Operating expenses increased approximately $669,000, or 43.9%, in the second quarter of 2007 compared to the second quarter of 2006. The above table analyzes the major items that account for this increase. The majority of the increase, approximately $520,000, is reflected in salaries, wages and benefits, while acquisition expenses, travel and mobile, depreciation and amortization and other selling, general and administrative expenses added to the increase. These areas all increased as a result of the addition of CSI-Mobile to our operations. CSI-Easley salaries, wages and benefits and sales consulting fees increased due to increased sales activities. Salaries, wages and benefits also increased due to a Company bonus accrual made in anticipation of meeting the minimum bonus target at year end. These increases were partially offset by the decrease in stock-based compensation costs associated with the 2005 reverse merger, which applied primarily to services for which compensation vested in 2006 and 2005 and for which no additional awards were granted significantly impacting 2007. This reduction was partially offset by a smaller amount of stock-based compensation issued in connection with the acquisition of CSI-Mobile.

Segment information

CSI is organized into the two segments: software applications and technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	June 30, 2007	June 30, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$2,795	$1,446	$1,349
GROSS PROFIT	1,066	937	129
SEGMENT INCOME (LOSS)	(29)	341	(370)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$1,349
Cost of sales excluding depreciation, amortization and capitalization			(972)
Depreciation and Amortization			(50)
Capitalization of Software Costs			(198)

			129

Operating Expenses:
Salaries, wages and benefits			(384)
Other SG&A expenses			(115)

			$(370)

Revenues improved by $1.3 million, or 93.3%, primarily due to the acquisition of the CSI-Mobile operations (85.6%) but also from a significant increase in recurring software support revenues and new software sales from CSI-Easley (7.7%).

Cost of sales increased primarily from the addition of the CSI-Mobile operations, increased amortization expense and increased salaries, wages and benefits related to the support for the .Net Microsoft SQL (application programming language and database) conversion effort. Increased costs of third-party products also contributed to the increase in software cost of sales. These increased costs also impacted software applications segment margin. The margin for the second quarter of 2007 was 38.1% compared to 64.8% in the prior year’s second quarter due to the increased costs discussed above. With CSI-Mobile having lower margins, and increased amortization, support, development and third party costs for CSI-Easley, the rate of increase in gross profit was 13.8% compared to an increase in revenues of 93.3%.

Operating expenses increased primarily from the increased sales efforts, including increased sales personnel, the additional operating expenses from the McAleer acquisition and a Company bonus accrual made in anticipation of meeting the minimum Company-wide profitability target by year end. The segment experienced a decrease in operating income of 108.5% due to the increased operating costs previously discussed.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	June 30, 2007	June 30, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$14,306	$9,256	$5,050
GROSS PROFIT	2,957	1,260	1,697
SEGMENT INCOME (LOSS)	2,003	502	1,501

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$5,050
Cost of sales excluding depreciation			(3,359)
Depreciation			6

			1,697

Operating Expenses:
Salaries, wages and benefits			(136)
Other SG&A expenses			(60)

			$1,501

Hardware revenues increased over second quarter 2006 by $5.1 million, or 54.6%. The increase in new hardware sales was attributed to significant sales of interactive whiteboard systems, as well as increased sales associated with infrastructure products and related engineering services.

The increase in sales was offset by a significant increase in cost of sales for the purchase of the related products. A shift in product mix to higher margin infrastructure products and engineering services, as well as improvements in interactive whiteboard solutions and related services margins resulted in an increase in the margin from 13.6% in the prior year’s second quarter to 20.7% in the second quarter of 2007. The shift also resulted in a more significant rate of increase in gross profit (134.7%) than sales (54.6%).

The increase in salaries and wages, and sales consulting fees in operating expenses was related primarily to increased sales efforts and a Company-wide bonus accrual as previously mentioned above. While operating costs increased, the increase was at a lower rate than sales resulting in a 298.0% increase in segment operating income compared to a 134.7% increase in gross profit.

The following tables summarize information about segment profit and loss for the quarters ended June 30, 2007 and 2006

Amounts in thousands

	Software Applications	Technology Solutions	Total Company
Quarter ended June 30, 2007:
Net sales and service revenue	$2,795	$14,306	$17,101
Gross profit	1,066	2,957	4,023
Segment income (loss)	(29)	2,003	(*)

Quarter ended June 30, 2006:
Net sales and service revenue	$1,446	$9,256	$10,702
Gross profit	937	1,260	2,197
Segment income	341	502	(*)

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

Amounts in thousands

	Quarter Ended
	June 30, 2007	June 30, 2006
Segment income (loss):
Software applications segment	$(29)	$341
Technology solutions segment	2,003	502

TOTAL SEGMENT INCOME	1,974	843
Less: Merger and compliance costs
Stock based compensation	(5)	(81)
Acquisition expenses	(4)	—
Professional and legal compliance and litigation related costs	(134)	(88)

OPERATING INCOME Per consolidated Statements of Operations	$1,831	$674

Interest and Other Income and Expenses

Interest expense increased in the second quarter of 2007 compared to the second quarter of 2006 by $55,000, or 57.4%, due to the financing of the McAleer acquisition.

Income Taxes

Income taxes increased by $598,000 or 337.6%, in the second quarter of 2007 compared to the second quarter of 2006 due to the tax impact of the increase in operating income.

Net Income (Loss) and Earnings (Loss) per Share

The Company reported net income in the second quarter of 2007 of $903,000, an increase of $502,000, or 125.4%, compared to the net income of $401,000 for the second quarter of 2006, as a result of the acquired CSI-Mobile operations, increases in technology sales, and reductions in cost of sales and operating costs as a percent of sales, partially offset by increases in interest costs and income taxes.

Basic earnings per share improved from earnings per share of $0.12 in the second quarter 2006, to basic earnings per share of $0.25 in the second quarter of 2007. Diluted earnings per share also increased from $0.04 in the second quarter of 2006 to $0.07 in the second quarter of 2007. This improvement resulted from the changes in net income discussed above.

Consolidated Results of Operations for the Six Months Ended June 30, 2007 and 2006

	Six Months Ended
	June 30, 2007	June 30, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$28,753	$15,544	$13,209
GROSS PROFIT	6,556	3,700	2,856
OPERATING INCOME	2,410	146	2,264

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$13,209
Cost of sales excluding depreciation, amortization and capitalization			(10,072)
Depreciation and Amortization			(127)
Capitalization of Software Costs			(154)

			2,856

Operating Expenses:
Salaries, wages and benefits			(822)
Acquisition expenses			(9)
Stock based compensation			604
Professional and legal compliance and litigation related costs			12
Sales Consulting expenses			(96)
Marketing costs			76
Travel and mobile costs			(59)
Depreciation and amortization			(104)
Other SG&A expenses			(194)

			$2,264

Revenues

Total revenues in the first six months of 2007 increased $13.2 million in comparison with the first six months of 2006. This net increase included a $10.2 million increase in hardware sales and services through the technology solutions segment and a $3.0 million increase in software sales and services through the software solutions segment. The increase in the technology solutions segment came from increases primarily in sales of interactive whiteboard solutions and infrastructure products and services. The increase in the software solutions segment was primarily due to the acquisition of the CSI-Mobile operations, which added $2.4 million in software revenues, and increased software support agreement revenues and new software sales from CSI-Easley contributed the remaining $0.6 million increase.

Gross Profit

Gross profit in the first six months of 2007 increased $2.9 million in comparison with the first six months of 2006. The increase in both software and hardware gross profits were driven by the corresponding increases in revenues of both segments, including the new addition of revenues from the first quarter 2007 acquisition of the CSI-Mobile operations and improvements in the technology margin. While gross profit improved, the gross margin decreased from 23.8% in 2006, to 22.8% in 2007. The change in margins was the primarily due to increased amortization expense, higher costs related to third party provided products, and increased salaries, wages and benefits related to the support for the .Net Microsoft SQL (application programming language and database) conversion effort, and the addition of CSI-Mobile operations, which historically have shown lower margins than CSI-Easley software operations. These decreases were partially offset by improvements in the interactive whiteboard solution margins, and increased sales of higher margin infrastructure products and related engineering services.

Operating Expenses

Operating expenses increased approximately $592,000, or 16.6%, in the first six months of 2007 compared to the first six months of 2006. The above table analyzes the major items that account for this increase. The majority of the increase, approximately $822,000, is reflected in salaries, wages and benefits, while acquisition expenses, travel and mobile, depreciation and amortization and other selling, general and administrative expenses added to the increase. These areas all increased as a result of the addition of CSI-Mobile to our operations. CSI-Easley salaries, wages and benefits and sales consulting fees increased due to increased sales activities. Salaries, wages and benefits also increased due to a Company bonus accrual made in anticipation of meeting the minimum bonus target at year end. These increases were partially offset by the decrease in stock-based compensation costs associated with the 2005 reverse merger, which applied primarily to services for which compensation vested in 2006 and 2005 and for which no additional awards were granted significantly impacting 2007. This reduction was partially offset by a smaller amount of stock-based compensation issued in connection with the acquisition of CSI-Mobile. In addition to the reduction in stock based compensation, marketing expenses also decreased as a majority of the expenses associated with our re-branding efforts as CSI Technology Outfitters were effected in 2006.

Segment information

CSI is organized into the two segments: software applications and technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Six Months Ended
	June 30, 2007	June 30, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$5,534	$2,550	$2,984
GROSS PROFIT	2,360	1,579	781
SEGMENT INCOME	340	511	(171)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$2,984
Cost of sales excluding depreciation, amortization and capitalization			(1,915)
Depreciation and Amortization			(134)
Capitalization of Software Costs			(154)

			781

Operating Expenses:
Salaries, wages and benefits			(672)
Other SG&A expenses			(280)

			$(171)

Revenues improved by $3.0 million, or 117.0%, primarily due to the acquisition of the CSI-Mobile operations (94.2%) but also from an increase in recurring software support revenues and new software sales from CSI-Easley (22.8%).

Cost of sales increased primarily from the addition of the CSI-Mobile operations and increased costs of third-party provided products and services. Cost of sales also increased from increased salaries, wages and benefits in cost of sales due to increased support for the ..Net Microsoft SQL (application programming language and database) conversion effort, and also in the areas of delivery, training and support to provide for the increasing number of installations. Third party software and component costs also increased due to the increase in these sales. While salary and wage costs related to development are generally capitalized, the amortization of previously capitalized costs increased from the increased development efforts previously expended and depreciation increased from the investment in capital equipment (e.g., personal computers and related software) provided for a larger staff. Margins for the first six months of 2007 were 42.6% compared to 61.9% in the first six months of the prior year due to the increased costs discussed above. With CSI-Mobile having lower margins, and increased development and third party costs for CSI-Easley, the rate of increase in gross profit was 49.5% compared to an increase in revenues of 117.0%.

Operating expenses increased primarily due to increased sales efforts, including increased sales personnel and related travel and mobile expenses, an increased Company-wide bonus accrual, increases in depreciation and amortization and other selling general and administrative costs related to the new facilities in the second quarter of 2006. These increases were partially offset by the reduction in marketing costs due to re-branding which was primarily effected in 2006. Due to the increases in operating expenses the segment experienced a 33.5% decrease in segment operating income.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Six Months Ended
	June 30, 2007	June 30, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$23,219	$12,994	$10,225
GROSS PROFIT	4,196	2,121	2,075
SEGMENT INCOME	2,589	761	1,828

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$10,225
Cost of sales excluding depreciation			(8,156)
Depreciation			6

			2,075
Operating Expenses:
Salaries, wages and benefits			(151)
Other SG&A expenses			(96)

			$1,828

Hardware revenues in the first six months of 2007 increased over the first six months of 2006 by $10.2 million, or 78.7%. The increase in new hardware sales was attributed to significant sales of interactive whiteboard solutions and increased sales of infrastructure products and engineering services.

The increase in sales was offset by a significant increase in cost of sales for the purchase of the related products. A shift in product mix to higher margin infrastructure products and engineering services, coupled with improved interactive whiteboard solution margins resulted in an increase in the margin from 16.3% in the prior year’s first six months to 18.1% in the first six months of 2007. The shift also resulted in a more significant rate of increase in gross profit (97.8%) than sales (78.7%).

The increase in salaries and wages, and travel and mobile costs in operating expenses was related primarily to an increase in the number of sales staff. Salaries and wages also increased due to the accrual of a Company-wide bonus in anticipation of achieving the necessary profitability target by year end. Equipment for increased sales staff and increased ongoing costs related to the new facilities was the primary driver of increases in depreciation and amortization and other selling, general and administrative expenses. Marketing expenses declined as the primary effort in re-branding and related costs were incurred in the prior year. While operating costs increased, the increase was at a lower rate than sales, resulting in a 240.2% increase in segment operating income.

The following tables summarize information about segment profit and loss for the six months ended June 30, 2007 and 2006 and assets allocated to segments as of June 30, 2007 and 2006.

The changes in segment assets came primarily from the following:

•

Segment assets in the Software applications segment increased primarily from the asset purchase of McAleer. This included an increase in property, plant and equipment, computer software, goodwill and intangible assets.

•	Also, capitalized software costs for the software applications segment increased from the investment in the conversion of the fund accounting software to the Microsoft .Net and SQL platform.

•

Segment assets in the Technology solutions segment increased primarily in accounts receivable and inventories due to the increase in sales and a commitment to purchase interactive whiteboard solutions inventory from Promethean to secure better pricing.

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2007:
Net sales and service revenue	$5,534	$23,219	$28,753
Gross profit	2,360	4,196	6,556
Segment income	340	2,589	(*)
Segment assets	7,797	14,811	22,608
Six months ended June 30, 2006:
Net sales and service revenue	$2,550	$12,994	$15,544
Gross profit	1,579	2,121	3,700
Segment income	511	761	(*)
Segment assets	3,253	7,831	11,084

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

Amounts in thousands

	Six Months Ended
	June 30, 2007	June 30, 2006
Segment income:
Software applications segment	$340	$511
Technology solutions segment	2,589	761

TOTAL SEGMENT INCOME	2,929	1,272
Less: Merger and compliance related costs
Stock based compensation	(91)	(695)
Acquisition expenses	(9)	—
Professional and legal compliance costs	(419)	(431)

OPERATING INCOME Per Statement of Operations	$2,410	$146

Interest and Other Income and Expenses

Interest expense increased in the first six months of 2007 compared to the first six months of 2006 by $97,000, or 51.4%, due to the financing of the McAleer acquisition.

Income Taxes

Income taxes increased by $966,000 or 3409.7%, in the first six months of 2007 compared to the first six months of 2006 due to the tax impact of the increase in operating income.

Net Income (Loss) and Earnings (Loss) per Share

The Company reported net income in the first six months of 2007 of $1.2 million, an increase of $1.2 million, or 4231.5%, compared to the net loss of $29,000 for the first six months of 2006, as a result of the acquired CSI-Mobile operations, increases in our technology sales and margins, and reductions in operating costs as a percent of sales.

Basic and diluted earnings per share improved from a loss per share of $0.01 in the first six months of 2006, to basic income per share of $0.34 and diluted income per share of $0.09 in the first six months of 2007. This improvement resulted from the changes in net income discussed above. Diluted earnings per share were the same as basic earnings per share for the first six months of the prior year. The additional preferred stock, warrants and employee held options issued in connection with the merger in February 2006 were not included in the calculation of diluted earnings (loss) per share for 2006, as their effect, due to losses being reported in that period being anti-dilutive.

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

Events Impacting Liquidity and Capital Resources

Increase in Bank Credit Facilities

On January 2, 2007, we entered into agreements with our primary senior lender, RBC Centura Bank. The primary purpose was to increase the amount of our credit facilities in order to provide for our expanding working capital and other credit needs. Such funding needs included the Company’s acquisition of substantially all of the business operations of McAleer. Specifically, the Company’s revolving facility was increased from $3.5 million to $5.5 million, and our equipment facility was increased from $400,000 to $800,000. The revolving facility is priced at one month LIBOR plus 2.5% and expires on September 15, 2007, following the renewal of the facility on May 29, 2007. The equipment facility bears interest at 7.85% and is payable in 36 consecutive monthly installments of principal and interest of $25,015, maturing January 1, 2010. Availability under the revolving facility is determined pursuant to a borrowing base equal to 80% of the Company’s eligible accounts receivable. Both the revolving facility and the equipment facility are secured by substantially all of our assets.

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

Our credit facility with RBC Centura Bank and the recent facility amendments are discussed in more detail in the notes to the unaudited consolidated financial statements for the period ended June 30, 2007.

Acquisition of McAleer

On January 2, 2007, we consummated the acquisition of substantially all of the assets and business operations of McAleer. McAleer and the acquisition transaction is discussed in more detail under “—B. Acquisition of McAleer Computer Associates, Inc.”

The purchase price was $4,050,000, of which $3,525,000 was paid in cash at closing. The balance of $525,000 was to be paid pursuant to a promissory note in 20 quarterly installments of principal in the amount of $26,250 plus interest in arrears at the LIBOR rate, beginning March 31, 2007. (This amount was refinanced with a real estate note and small draw on our credit facilities in February 2007, as discussed under “—Increase in Bank Credit Facilities” above). We assumed no liabilities of McAleer, other than certain leases and obligations of McAleer under ongoing customer contracts. Expenses for the acquisition consist of legal and professional fees, travel costs, stock compensation and various other expenses related to the acquisition transaction. Expenses for the acquisition in the amount of $267,000, consisted of legal and professional fees, travel costs and various other expenses related to the acquisition transaction. These expenses have been capitalized and allocated to goodwill.

The acquisition was funded in part with advances of $2.1 million under our modified bank credit facilities. We also utilized approximately $1.3 million in cash from McAleer as, pursuant to the asset purchase agreement, service contract revenue with respect to 2007, which was received by McAleer in 2006 prior to the closing and was segregated for our account.

Our utilization of draws under our bank revolver to fund a large portion of the purchase price of the McAleer acquisition has reduced our availability under the facility. Increased working capital requirements as a result of anticipated sales growth, as well as the addition of working capital requirements associated with our McAleer operations, could put pressure on the adequacy of our bank revolving credit facility. Accordingly, we continue to evaluate additional increases in our facility, or may consider other funding options, as discussed below under “—Future Capital Needs and Resources.”

Cash Flows

For the six months ended June 30, 2007 cash and cash equivalents was $2.5 million, due primarily to the improvements in income from operations, as well as changes in certain current asset and liability accounts.

Cash from Operating Activities

Cash provided by operating activities totaled $4.4 million in the first six months of 2007 compared to cash provided by operating activities of $1.0 million in the first six months of 2006. The increase, $3.4 million, was due primarily to the increased sales revenue generated by our technology solutions segment and the improvements in the gross margin on those revenues. There was a substantial increase in deferred revenue, $5.0 million related to cash we received from software support agreements, which will be recognized over a twelve month period, as well as billings and early payment related to a select number of large interactive whiteboard projects that were begun in the second quarter of 2007 but not yet completed as of June 30, 2007. Accounts payable increased by $3.4 million, as a result of receiving extended terms with certain vendors, while inventory decreased as a result of the higher sales for interactive whiteboard solutions coupled with our efforts to reduce inventory levels. These increases were partially offset by an increase in accounts receivable, $7.8 million, due to the increased volume of technology related sales in 2007 and little E-Rate receivables to collect, compared to significant collections of slower paying year-end 2005 E-Rate accounts collected in the first six months of 2006.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts receivable were a result of the substantial increase in sales in the first six months of 2007, as well as improved collection times on certain large invoices. The decrease in inventory was due to the increased sales for interactive whiteboard products and our efforts to reduce the amount of inventory held for sale. Accounts payable increased due to certain vendors extending longer payment terms. Deferred revenue increased as a result billings related to software support agreements and a select number of large technology projects which were begun in the first six months of 2007, but a portion of which was prebilled as the project had not been fully delivered as of June 30, 2007.

Cash from Investing Activities

Cash used for investing activities totaled $4.8 million in the first six months of 2007 compared to $1.1 million in the first six months of 2006. The increase of $3.7 million was due primarily to the acquisition of McAleer. On the balance sheet, since year end 2006, property and equipment, capitalized software costs, goodwill and other assets all increased most significantly as a result of the acquisition of substantially all the assets of McAleer and related purchase price allocation to the assets and recording of the additions in our financials.

Cash from Financing Activities

Cash provided by financing activities netted to $2.9 million in the first six months of 2007 compared to $0.5 million in the first six months of 2006. The increase in cash provided of $2.4 million is due to the additional borrowings used to finance the McAleer acquisition.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Quarters and Six Month Periods Ended June 30, 2007 and 2006

EBITDA increased 128.7% or $1.2 million to $2.2 million for the quarter ended June 30, 2007 compared to EBITDA of $1.0 million reported for the same period in 2006. The EBITDA increase was primarily due to the increase in net income, after adding back related tax effects of such increases, over the prior year. Increases in depreciation and amortization over the prior year also impacted the calculation. Adjusted (financing) EBITDA for the quarter ended June 30, 2007 increased by 111.5% or $1.2 million to $2.2 million compared to $1.0 million for the prior year. The Adjusted EBITDA increase was also driven primarily by the increase in net income and depreciation and amortization over the prior year. The rate of increase in Adjusted EBITDA was lower than that of EBITDA as it excludes the non-cash item stock-based compensation, which declined $0.08 million in the first quarter of 2007 compared to the amount incurred in the same period of the prior year.

EBITDA increased 385.7% or $2.5 million to $3.2 million for the six months ended June 30, 2007 compared to EBITDA of $0.7 reported for the same period in 2006. The EBITDA increase was primarily due to the increase in net income over the prior year after adding back the related tax effects of those increases in net income. Increases in depreciation and amortization over the prior year also impacted the calculation. Adjusted (financing) EBITDA for the six months ended June 30, 2007 increased by 141.7% or $2.0 million to $3.3 million compared to $1.3 million for the prior year. The Adjusted EBITDA increase was also driven primarily by the increase in net income and depreciation and amortization over the prior year. The rate of increase in Adjusted EBITDA was lower than that of EBITDA as it excludes the non-cash item stock-based compensation, which declined $0.6 million in the first six months of 2007 compared to the amount incurred in the same period of the prior year.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Quarter Ended June 30,		Six Months Ended June 30,
Amounts in thousands	2007	2006	2007	2006
Reconciliation of Net income (loss) per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income (loss) per GAAP	$903	$401	$1,188	$(29)
Adjustments:
Income tax expense (benefit)	775	177	938	(28)
Interest expense, net	152	96	283	186
Depreciation and amortization of fixed assets and trademarks	129	88	255	163
Amortization of software development costs	259	208	498	359

EBITDA	$2,218	$970	$3,162	$651

Adjustments to EBITDA to exclude those items in loan covenant calculations:
Stock based compensation (non-cash portion)	5	81	91	695

Adjusted (Financing) EBITDA	$2,223	$1,051	$3,253	$1,346

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

As of December 31, 2006, there was $551,000 of outstanding draws under our bank credit facility, and $1,781,000 was available under the facility. On January 2, 2007, immediately preceding the acquisition there was approximately $569,000 outstanding under the facility. Subsequent to entering into the amended agreement, we drew down $1,671,332, which was used in the funding of the McAleer acquisition. Following such advance, on or about January 3, 2007, borrowings under the revolving facility totaled $2,241,836, with $412,916 available for further advances. As of August 3, 2007, there were no amounts outstanding under the facility and $5.5 million was available for additional draws.

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

In May 2007 we successfully extended the maturity date of the credit facility until September 15, 2007. We do not believe that cash flow from operations will be sufficient to repay the facility at maturity and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that our existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. Further, any failure to resolve our default under or otherwise restructure the subordinated notes, or to maintain the cooperation of the holders of such notes, could negatively impact our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

Subordinated Notes

The Company also has significant commitments under the subordinated notes payable to the original five shareholders of CSI – South Carolina and Barron, as a result of the reverse acquisition, totaling $2,250,400, which were due and payable on May 9, 2006. The Company declined to pay the subordinated notes at maturity, and such notes are in default. Interest not paid quarterly and any principal not paid by the due date accrue interest at 15% until paid.

Although we possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable.

Our subordinated noteholders have cooperated with us in the deferral of payment on the subordinated notes. We have paid interest at a default rate of 15%, and, being conservative as to the potential impact of borrowings on liquidity as a result of the acquisition and due to the close proximity to such a large transaction, albeit we had the means to do so, we elected to defer interest payments on the subordinated notes. After discussion with the subordinated note holders, we did not pay the quarterly interest payments that were due on either January 1, 2007 or April 1, 2007 until May 18, 2007, at which time all such interest was paid in full. As of June 30, 2007 the Company has paid in full all interest and interest penalty payments due to the subordinated note holders, but may defer future interest payments should such deferral be required. Depending on cash flow and liquidity, management will also consider and may make some payments toward reduction of the principal.

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

Future Capital Needs and Resources

General

Since inception, and prior to the merger, the Company had funded its operations through cash flow from operations. At December 31, 2004, prior to the February 2005 reverse merger, our capital resources included $3.7 million of cash. The cash-rich status of the Company was significantly impacted by the merger and related transaction. Accordingly, as a result of the recapitalization in connection with the reverse merger the Company has chosen to utilize a line of credit facility and term loan to assist in the financing of future needs. Also, in order to conserve capital and borrowing capacity, we refrained from repaying the $2.3 million in subordinated notes upon their maturity in May 2006. On January 2, 2007, our bank revolving credit facility was increased from $3.5 million to $5.5 million, and our equipment facility was increased from $400,000 to $800,000. The increases were to provide for our expanding working capital and other credit needs, including the funding of the Company’s acquisition of McAleer. The modification of the bank credit facility is described in more detail under Note 5 to our unaudited consolidated financial statements dated June 30, 2007.

As discussed under “—B. Acquisition of McAleer Computer Associates, Inc.” and Note 2 to our unaudited consolidated financial statements dated June 30, 2007, in January 2007 we purchased substantially all of the business operations of McAleer for $4.1 million. Of this, $3.5 million was paid in cash at closing and the balance of $525,000 is being financed via a five year promissory note. The acquisition was funded by advances of about $2.2 million under our modified credit facilities with our bank. We also utilized approximately $1.3 million in cash from McAleer.

Ongoing capital resources depend on a variety of factors, including our existing cash balance, the cash flow generated from our operations and external financial sources that may be available. During 2006, we utilized improved cash flow from operating activities and our bank line of credit in the amount of $3.5 million to fund operations. We also utilized the $400,000 bank term loan entered into in February 2006 to support capital expenditures. We plan to continue using our increased $5.5 million revolving credit facility to fund operations. As of August 3, 2007, $5.5 million was available for additional advances under the facility due to significant amounts of cash being collected as prepayments in the latter part of the second quarter. This excess availability will decline due to subsequent payments to vendors in connection with the purchase and delivery of the related products and services, as well as other funding requirements in the third and fourth quarters of 2007. Our financial projections and related forecasts of working capital needs have indicated the revolving facility would be adequate for the next year. However, our utilization of draws under the revolver to fund a large portion of the purchase price of the McAleer acquisition effectively used up a significant portion of the additional availability we gained in the January 2007 increase in the revolving credit facility from $3.5 million to $5.5 million. Additional billings shortly thereafter increased our borrowing base and improved this position. However, should increased working capital requirements as a result of anticipated sales growth exceed our expectations or operational cash flows be lower than anticipated without a corresponding decline in working capital requirements, coupled with the addition of working capital requirements associated with our McAleer operations, we could experience a need to increase our bank revolving credit facility or seek additional financing. Accordingly, we will continue to evaluate other funding options. These could include mezzanine financing to match the longer-term nature of our investment in McAleer with longer term debt, or the raising of additional equity. Our evaluation of potential long-term funding sources has also included exercise of the warrants. Encouraging the earlier exercise of the warrants, as well as encouraging an earlier increase in the float of our stock, entered into our decision to reduce the pricing on a portion of the warrants in the fourth quarter 2006.

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

Over 2006, the Company experienced significant improvement in its cash flow from operations compared to the prior year. More than $800,000 of expense recorded in the 2006 related to non-cash, stock based compensation compared to only $400,000 in non-cash expenses (related to the loss on the warrants) in the prior year, and the Company did not incur the significant costs related to the reverse merger, including litigation costs. As a result, 2006 cash flow from operations improved by more than $2 million. This improvement placed the Company in a position to fund the purchase of McAleer with the increase in its revolving credit facility, but without significant new types of debt or equity. While not anticipated, the use of short-term funding for the acquisition could place some pressure on us in the short-term. However, we bill the largest portion of our annual service agreements for our software segment toward the end of the second quarter. These funds are collected primarily in the second and third quarters. The addition of the McAleer acquisition adds another large portion of similar billings at the end of the fourth quarter, which is collected primarily in the fourth and first quarters. Additionally, our projections as to the acquisition of McAleer were that it would be cash flow positive, including the costs of financing. Our cash flow from operations improved again in the first six months of 2007 compared to the first six months of 2006. As a result, we see risk associated with the costs of the acquisition as being in the near-term and continuing improvements in our cash position long-term. This assessment does not take into account additional capital related to additional acquisitions, and it assumes our ongoing ability to secure asset-based financing to fund our growth. Our primary reasons for pursuing other financing and equity capital are to reduce short-term risk, if any, to fund acquisitions, and to repay our subordinated notes (potentially as part of funding an acquisition).

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

Purchase Commitments. The majority of our purchase order commitments are based on customer commitments, typically backed by a firm purchase order. However, from time to time we purchase or commit to purchase product as inventory in advance of customer orders in quantities and generally with delivery schedules based on estimates of our customers’ demand, which may exceed customer commitments on hand, in order to take advantage of special pricing offers. Currently we have purchase order commitments, renewable quarterly, to Promethean, one of our major suppliers, for interactive whiteboard inventory of $3.2 million. We have no other significant purchase commitments based on estimates of customer demand that may exceed customer commitments on hand. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Burden of Professional and Legal Compliance Costs. For the six month period ended June 30, 2007, professional and legal compliance and litigation costs, excluding stock-based (non-cash) compensation, totaled $419,000. These related primarily to compliance costs related to operating as a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should abate due to the reduced registration costs as the Company’s registration statement was declared effective with the SEC on February 14, 2006 and an updating amendment was likewise declared effective on May 14, 2007. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Also, the compliance costs associated with public company status are significant and will continue. However, management anticipates that some cost efficiencies may be realized as CSI gains experience as a reporting company and management seeks to aggressively manage compliance costs.

Bank Credit Facility. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, for the foreseeable future, we will rely on our line of credit facility whereby the Company can borrow up to 80% of its eligible receivables balance, not to exceed the total facility limit of $5.5 million. As of June 30, 2006, there was $2.6 million of outstanding draws under our bank credit facility, and $2.9 million was available under the facility. On January 2, 2007, immediately preceding the acquisition there was approximately $569,000 outstanding under the facility. Subsequent to entering into the amended agreement, we drew down $1,671,332, which was used in the funding of the McAleer acquisition. Following such advance, borrowings under the revolving facility totaled $2,241,836, with $412,916 available for further advances. As of August 3, 2007, there were no amounts outstanding under the facility and $5.5 million was available for additional draws.

Management believes that cash flow from operations will not be sufficient to repay both the bank credit facility in full as of such date and the subordinated promissory notes payable to shareholders in an aggregate amount of $2.3 million, which were due May 9, 2006. Management anticipates renewing the bank credit facility prior to its September 15, 2007 expiration date. In the alternative, the Company would attempt to refinance the credit facility with another lender. Although management currently believes that its existing lender will agree to a renewal of the facility, there can be no assurance that the Company’s bank will in fact agree to a renewal or that replacement financing could be procured by the Company on favorable terms. Without the existing credit facility or a replacement, management also believes that the ability of the Company to fund working capital to support additional sales growth could be adversely affected.

We project that the revolving credit facility with our bank will be sufficient to fund our operations in the next twelve months. Our utilization of draws under the revolver to fund a large portion of the purchase price of the McAleer acquisition effectively used up a significant portion of the additional availability we gained in the January 2007 increase in the revolving credit facility from $3.5 million to $5.5 million. However, subsequent billings and cash collections have increased additional availability, as evidenced in the $0 amount outstanding on August 3, 2007. Although the Company anticipates this excess availability to decline in subsequent months as a resulting of working capital requirements, the Company also expects the billing and collection of its CSI-Mobile annual support agreements, which are billed in the fourth quarter of 2007 and collected in the first quarter 2008, to partially offset any such declines in availability. Increased working capital requirements as a result of anticipated sales growth, as well as the addition of working capital requirements associated with our McAleer operations, could put pressure on the adequacy of the bank revolving credit facility. Accordingly, we monitor our availability closely and continue to evaluate other funding options, as discussed above.

Subordinated Promissory Notes. At June 30, 2007, subordinated promissory notes payable to shareholders totaled approximately $2.3 million. As discussed above, we declined to repay the subordinated promissory notes upon their maturity on May 9, 2006. From discussions with the holders of the subordinated notes, we anticipate that they will cooperate with the Company in formulating a new repayment schedule or other resolution. Our bank lender has likewise consented with respect to the subordinated notes and has granted a waiver relating to their nonpayment. Such notes are also subordinated to our senior debt, and we believe the ability of the subordinated debt holders to have direct recourse against the Company is currently limited. However, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such noteholders also may take legal or other adverse collection actions against the Company. For further discussion regarding the subordinated notes, please see “—Credit Arrangements” above.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2007 will principally consist of $1.2 million for software development and $600,000 for capital expenditures. As of June 30, 2007 we had capitalized approximately $671,000 of software development costs and $130,000 in capital expenditures. We plan to fund these amounts through cash flow from operations, our line of credit or other financing options discussed above.

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

As previously discussed, we acquired McAleer on January 2, 2007. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. We anticipate that the acquisition of McAleer will provide several benefits as discussed in “—B. Acquisition of McAleer Computer Associates, Inc.” A large portion of the cash consideration for the acquisition was funded by draws under our bank revolving credit facility, thereby reducing our availability under the facility to support working capital needs. Also, it is expected that the acquisition of McAleer, like most acquisitions by the Company of other operating businesses, will increase the working capital needs of the Company. While our line of credit may be sufficient, its adequacy may be strained by our increased working capital and other needs as a result of acquisition activity. We continue to pursue other opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization. A number of options, as discussed above, are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

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

Long Term Debt Financing. On February 14, 2006, the Company entered into an agreement with RBC for a 42 month term loan of $400,000 at a fixed interest rate 7.5% per annum. The purpose of the loan was to finance capital expenditures long term and improve availability under our bank credit facility for working capital purposes. On January 2, 2007, the equipment facility was increased to $800,000 and the proceeds used to help fund the acquisition of McAleer. As of June 30, 2007, the Company had paid approximately $27,000 of interest and $100,000 of principal related to the loan. The equipment facility is discussed further in Note 5 to our unaudited consolidated financial statements dated June 30, 2007.

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

In making our assessments of a fully-funded business plan, we have considered:

•	cash and cash equivalents on hand or available to our operations under credit facilities of $6.0 million at June 30, 2007;

•	expected cash flow from operations;

•	inventory purchase commitment of $3.2 million;

•	the anticipated level of capital expenditures of $600,000;

•	software development costs of approximately $1.0 million;

•	our scheduled debt service; and

•	the McAleer acquisition

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

Item 3A(T).	Controls and Procedures.

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

In August 2007, the Security and Exchange Commission (“SEC”) amended Rule 1-02 of Regulation S-X [17 CFR 210.1-02(a)(4)] by adding a new paragraph to define both the terms “material weakness” and “significant deficiency.” Under the new guidance, a material weakness shall be defined as, “a deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.” The new guidance further defines significant deficiency as, “a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.” As defined in this new standard, our management identified certain significant deficiencies in our internal controls over financial reporting in our most recent review of our internal control environment.

While there are currently internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls have not met the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”), and therefore, management cannot certify that these controls are correctly implemented. As a result, it is management’s opinion that while the lack of documentation does not warrant a material weakness, it would represent a significant deficiency in the financial reporting process. Therefore, in order to become compliant with the requirements of SOX, management has invested in certain software and human capital resources to ensure the controls currently in place are formally documented, properly monitored and regularly tested to ensure their proper implementation and effectiveness on improving the financial reporting process.

In addition to completing the documentation and review of our control environment specifically for SOX compliance, we are taking the following additional actions to improve internal controls in 2007. In the third quarter of 2006, we purchased software for approximately $50,000 which will allow us to automate our monitoring of our controls to assure they are executed as designed. We believe this will provide the most cost effective solution to meet the requirements of the Sarbanes-Oxley Act. The entering of controls into the system and the monitoring of those controls began towards the end of the second quarter of 2007 and will continue throughout the remainder of 2007. In fourth quarter 2006, for an undisclosed amount (due to agreement with the vendor), we also purchased a financial reporting, planning and consolidation system which was not installed until first quarter 2007, and is not yet fully implemented. This system will eliminate the use of complex spreadsheets used in the roll-up of financial information for both internal and external reporting and improve the timeliness of our financial close and reporting cycle. It will also provide more time for personnel to focus on analysis and review of financial information and controls surrounding those activities which must be performed late in the financial closing and regulatory filing cycles. The system also establishes a framework to automate the consolidation of acquired entities, which the Company believes is critical to support the acquisition portion of its growth strategy. This system has been installed and will be implemented throughout the remainder of 2007.

In the second quarter of 2007, we hired an additional employee with public reporting and Sarbanes-Oxley experience. This employee began in late May 2007, and as of June 30, 2007 had assisted us with documenting a significant additional amount of the processes and controls related to financial reporting and disclosure and has been instrumental in developing documentation within the monitoring and compliance software, as previously discussed above. With the addition of this resource, we are confident that the implementation of required controls and procedures will occur in time sufficient for the proper testing and verification to take place prior to management issuing their certification as to the effectiveness of any such controls and procedures.

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

As discussed above, we also maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and the transactions are executed in accordance with management’s authorization and properly recorded. Other than the deficiency related to completing our work in connection with documentation of controls and process level improvements, as noted above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that materially, or are reasonably likely to materially, affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 3.	Defaults Under Senior Securities

In its February 11, 2005 reverse acquisition and recapitalization, the Company issued a total of $2,250,400 in principal amount of subordinated notes. Half of such amount is payable in a note to Barron Partners LP, and the other half is payable in five equal notes to the five former shareholders of CSI – South Carolina. Four of these former shareholders are executive officers or directors of the Company: Nancy K. Hedrick, President, CEO and director; Thomas P. Clinton, Senior Vice President of Strategic Relationships and director; Beverly N. Hawkins, Secretary and Senior Vice President of Product Development; and William J. Buchanan, our Senior Vice President of Delivery and Support. One of the former CSI – South Carolina shareholders, Joe Black, is the former interim chief financial officer of the Company. All of such shareholders are substantial stockholders of the Company.

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

On May 18, 2007, we paid all due and unpaid interest in full. As of June 30, 2007, the Company had paid in full all interest and interest penalty payments due to the subordinated debt holders, but may defer future interest payment should such deferral be required. Depending on our cash flow and liquidity, we will also consider and may make some payments toward reduction of the principal. We anticipate the continued cooperation of the noteholders and the ultimate successful negotiation of a maturity date extension or other restructuring of our subordinated debt with the holders. Looking forward, we believe it unlikely that we will be able to generate sufficient operating cash flow so as to permit repayment of the subordinated notes with draws under the revolving credit facility. Instead, we believe the subordinated notes will be restructured or repaid from long term capital sources. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, we can give no assurance that we will be able to successfully restructure, extend or refund the subordinated notes, or that the noteholders will continue to cooperate. The notes are subordinated to our senior bank debt, and we believe the ability of the noteholders to have direct recourse against us is limited. However, we can give no assurances as to what adverse collection actions the subordinated noteholders might take, and the impact such actions and default might otherwise have on our other creditors and our financial condition. We do not anticipate any of the noteholders taking any action detrimental to us. As noted above, five of the subordinated noteholders are currently significant stockholders of the Company, and four are executive officers. The sixth noteholder, Barron, holds all our preferred stock.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on Wednesday, May 9, 2007. The common stockholders voted for the election of five (5) directors to serve for terms of one (1) year each, expiring on the date of the 2008 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The results of the voting in these elections are set forth below.

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Anthony H. Sobel	2,135,892	1,248	—
Shaya Phillips	2,135,892	1,248	—
Jeffrey A. Bryson	2,135,892	1,248	—
Nancy K. Hedrick	2,135,882	1,258	—
Thomas P. Clinton	2,135,882	1,258

The five directors elected above constituted the entire Board prior to the election. Therefore, there were no additional directors whose terms continued after the meeting.

Item 5.	Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Centura Bank is a facility under which we may borrow, repay and then re-borrow. Advances and repayments under the credit facility occur daily, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through August 3, 2007. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through May 9, 2007 was previously disclosed in our Form 10-QSB for the period ended March 31, 2007.

Date	Loan Balance
May 11, 2007	$2,329,000
May 15, 2007	1,734,000
May 22, 2007	1,723,000
May 29, 2007	2,799,000
May 30, 2007	1,732,000
June 8, 2007	3,494,000
June 19, 2007	3,568,000
June 26, 2007	2,183,000
June 27, 2007	2,449,000
June 29, 2007	2,570,000
July 3, 3007	—
July 31, 2007	—
August 3, 2007	—

Item 6.	Exhibits

Exhibit Number	Description
10.1	Modification to Revolving Facility between Computer Software Innovations, Inc. and RBC Centura Bank dated May 29, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2007.

10.2	Commitment Letter between Computer Software Innovations, Inc. and RBC Centura Bank dated May 24, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2007.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: August 13, 2007	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Modification to Revolving Facility between Computer Software Innovations, Inc. and RBC Centura Bank dated May 29, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2007.

10.2	Commitment Letter between Computer Software Innovations, Inc. and RBC Centura Bank dated May 24, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2007.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.