Form 10QSB
period 2007-09-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2007-11-13
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,698,970 as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
REVENUES
Software applications segment	$2,633,513	$1,448,180	$8,167,675	$3,998,257
Technology solutions segment	12,718,474	5,679,357	35,937,339	18,673,381

Net sales and service revenue	15,351,987	7,127,537	44,105,014	22,671,638
COST OF SALES
Software applications segment
Cost of sales excluding depreciation, amortization and capitalization	1,391,169	709,770	4,471,764	1,875,339
Depreciation	15,121	12,903	46,040	50,282
Amortization of capitalized software costs	287,238	171,457	785,560	529,123
Capitalization of software costs	(278,137)	(337,712)	(713,991)	(927,303)

Total Software applications segment cost of sales	1,415,391	556,418	4,589,373	1,527,441

Technology solutions segment
Cost of sales excluding depreciation	10,867,366	4,879,467	29,846,606	15,703,770
Depreciation	22,682	20,954	66,416	69,423

Total technology solutions segment cost of sales	10,890,048	4,900,421	29,913,022	15,773,193

Total cost of sales	12,305,439	5,456,839	34,502,395	17,300,634

Gross profit	3,046,548	1,670,698	9,602,619	5,371,004
OPERATING EXPENSES
Salaries, wages and benefits (excluding stock-based compensation)	1,337,936	847,916	3,825,515	2,510,737
Stock based compensation	1,496	179,937	92,308	875,148
Reverse merger costs	—	960	—	64,129
Acquisition costs	—	21,709	8,636	38,273
Professional and legal compliance and litigation costs	80,059	72,368	499,276	434,023
Sales consulting fees	68,054	—	164,054	—
Marketing costs	28,242	33,509	101,554	124,639
Travel and mobile costs	158,850	97,711	450,386	330,726
Depreciation and amortization	94,195	49,291	274,943	124,822
Other selling, general and administrative expenses	234,706	180,905	732,474	535,774

Total operating expenses	2,003,538	1,484,306	6,149,146	5,038,271

Operating income	1,043,010	186,392	3,453,473	332,733
OTHER INCOME (EXPENSE)
Interest income	9,850	101	12,613	3,101
Interest expense	(133,298)	(105,867)	(419,353)	(294,844)
Amortization of loan fees	—	—	—	(17,458)
Loss on disposal of asset	—	—	(1,218)	—

Net other income (expense)	(123,448)	(105,766)	(407,958)	(309,201)

Income before income taxes	919,562	80,626	3,045,515	23,532
INCOME TAX EXPENSE	228,780	119,789	1,166,769	91,437

NET INCOME (LOSS)	$690,782	$(39,163)	$1,878,746	$(67,905)

BASIC EARNINGS (LOSS) PER SHARE	$0.19	$(0.01)	$0.53	$(0.02)

DILUTED EARNINGS (LOSS) PER SHARE	$0.05	$(0.01)	$0.14	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	3,572,503	3,413,541	3,535,607	3,196,662

– Diluted	13,257,601	3,413,541	13,251,489	3,196,662

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	8,700,754	3,828,190
Inventories	1,125,895	2,569,382
Prepaid expenses	83,838	56,174
Taxes receivable	—	43,651

Total current assets	9,910,487	6,497,397
PROPERTY AND EQUIPMENT, net	1,309,845	771,472
COMPUTER SOFTWARE COSTS, net	2,115,099	1,505,458
DEFERRED TAX ASSET	56,232	366,476
GOODWILL	1,480,587	—
OTHER ASSETS	1,603,990	318,884

Total assets	$16,476,240	$9,459,687

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,449,719	$3,995,021
Deferred revenue	3,660,810	2,079,492
Deferred tax liability	249,960	373,960
Income taxes payable	146,475	—
Current portion of notes payable	277,702	109,274
Current portion of bank line of credit	—	551,000
Subordinated notes payable to shareholders	2,250,400	2,250,400

Total current liabilities	11,035,066	9,359,147

NOTES PAYABLE, less current portion	836,368	204,680
BANK LINE OF CREDIT	2,646,000	—

Total liabilities	14,517,434	9,563,827

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 6,859,736 and 7,012,736 shares issued and outstanding, respectively	6,860	7,013
Common stock - $0.001 par value; 40,000,000 shares authorized; 3,765,170 and 3,429,030 shares issued and outstanding, respectively	3,765	3,429
Additional paid-in capital	6,631,659	6,473,342
Accumulated deficit	(4,647,027)	(6,525,773)
Unearned stock compensation	(36,451)	(62,151)

Total shareholders’ equity (deficit)	1,958,806	(104,140)

Total liabilities and shareholders’ equity (deficit)	$16,476,240	$9,459,687

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2006	$3,429	$7,013	$6,473,342	$(6,525,773)	$(62,151)	$(104,140)
Barron’s conversion of preferred stock into common stock	153	(153)	—	—	—	—
Barron’s exercise of warrant to purchase common stock	120	—	83,880	—	—	84,000
Exercise of stock options	63	—	7,829			7,892
Stock based compensation	—	—	66,608	—	25,700	92,308
Net income for Nine months ended September 30, 2007	—	—	—	1,878,746	—	1,878,746

Balances at September 30, 2007	$3,765	$6,860	$6,631,659	$(4,647,027)	$(36,451)	$1,958,806

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2007	September 30, 2006
OPERATING ACTIVITIES
Net Income (loss)	$1,878,746	$(67,905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,172,959	791,108
Stock based compensation expense, net	92,308	875,148
Deferred income tax expense	152,493	(145,132)
Loss on disposal of fixed assets	1,218	—
Changes in deferred and accrued amounts net of effects from purchase of McAleer Computer Associates, Inc.
Accounts receivable	(4,872,564)	917,670
Inventories	1,443,487	(36,432)
Prepaid expenses and other assets	76,123	(16,993)
Accounts payable	454,698	(848,592)
Deferred revenue	1,581,318	796,030
Income taxes payable (receivable)	190,126	192,918

Net cash provided by operating activities	2,170,912	2,457,820

INVESTING ACTIVITIES
Purchases of property and equipment	(223,000)	(594,195)
Capitalization of computer software	(785,201)	(927,303)
Purchase of computer software	—	(68,325)
Trademarks	(200)	(161,967)
Payment for purchase of McAleer Computer Associates, Inc.	(4,149,519)	—

Net cash used for investing activities	(5,157,920)	(1,751,790)

FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	2,095,000	(1,046,000)
Borrowings under notes payable	1,011,046	400,000
Repayments of notes payable	(210,930)	(60,030)
Proceeds from exercise of stock options and warrants	91,892	—

Net cash provided by (used for) financing activities	2,987,008	(706,030)

Net change in cash and cash equivalents	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$309,781	$403,894
Income Taxes	$824,150	$43,651

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

In the first quarter of 2005, we concluded a series of recapitalization transactions. On January 31, 2005, a change in control of the Company occurred as a result of the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”) founded in 1989. On February 11, 2005, CSI – South Carolina merged into us, and we issued preferred stock, common stock, warrants and certain subordinated notes. In connection with the merger, we changed our name to “Computer Software Innovations, Inc.” We refer to the Company prior to the merger as VerticalBuyer.

The merger of CSI – South Carolina into us was accounted for as a reverse acquisition, with CSI – South Carolina being designated for accounting purposes as the acquirer, and the surviving corporation, VerticalBuyer, Inc., being designated for accounting purposes as the acquiree. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). The activities of VerticalBuyer are included only from the date of the transaction forward. Shareholders’ equity of CSI-South Carolina, cumulative since its founding in 1989 and after giving effect for differences in par value, has been carried forward after the acquisition.

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

Description of business

The Company is engaged in the business of development and sales of internally developed software, sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware–based solutions.

The Company’s internally developed software consists of fund accounting based financial management software and standards-based lesson planning software. The Company’s primary software product, fund accounting based financial management software is developed for those entities that track expenditures and investments by “fund”, or by source and purpose of the funding. The fund accounting software is used primarily by public sector and not-for-profit entities. The Company’s standards-based lesson planning software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The lesson plans can be stored, shared, and retrieved for collaboration, editing and future use.

In connection with its hardware-based solutions, the Company provides a wide range of technology products and services including hardware and design, engineering, installation, training and ongoing support and maintenance. Technology solutions include computers, networking, security, IP telephony, interactive whiteboard solutions and integrated accessories, distance learning and video communication. The Company currently markets its products and services primarily to a wide variety of education and local government agencies, and not-for-profit entities in the southeastern United States. The majority of the Company’s business is with K-12 (kindergarten through grade 12) public education and local government entities.

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

The interim consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three month or nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-KSB.

Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three and nine month periods ended September 30, 2007 and 2006, both prior to and after application of the treasury stock method.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock	3,572,503	3,413,541	3,535,607	3,196,662
Preferred stock	6,928,595	7,012,736	6,948,762	7,060,886
Warrants	7,213,823	7,217,736	7,216,417	7,217,736
Options	282,924	268,343	292,293	268,343
Total Weighted Average Shares Outstanding	17,997,845	17,912,356	17,993,079	17,743,627
Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock	3,572,503	3,413,541	3,535,607	3,196,662
Preferred stock	6,928,595	7,012,736	6,948,762	7,060,886
Warrants	2,530,875	1,539,459	2,532,547	1,539,459
Options	225,628	253,625	234,573	253,625
Total Weighted Average Shares Outstanding –treasury stock method	13,257,601	12,219,361	13,251,489	12,050,632

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

The potential common shares were used in the calculation of diluted earnings per share for the three months and nine months ended September 30, 2007, but were not used in the calculation of diluted loss per share for the three or nine month periods ended September 30, 2006 as the effect was anti-dilutive due to the net loss reported for the periods.

NOTE 3 – MCALEER ACQUISITION

On January 2, 2007, the Company consummated its previously announced acquisition of the business operations of McAleer. The transaction was structured as a purchase of substantially all of the assets of McAleer.

The total price for the purchased assets was $4,050,000, of which $3,525,000 was paid in cash at closing. The balance of $525,000 was to be paid pursuant to a promissory note to the owner, William McAleer, in twenty quarterly installments of principal in the amount of $26,250, plus interest in arrears at the LIBOR rate, beginning March 31, 2007. The note was secured by a first mortgage on the real property of McAleer conveyed in the acquisition, consisting of the office building located in Mobile, Alabama from which the Mobile personnel operate. The Company assumed no liabilities of McAleer, other than certain operating leases and obligations under ongoing customer contracts. On February 8, 2007, the Company repaid the note to William McAleer by financing the real estate through a mortgage note with its bank in the amount of $486,000 (the terms of which are discussed below under Note 5 – Long-term and Short-term Debt, Including Related Party Transaction and Off-Balance Sheet Instruments), and a draw against its revolving credit facility for the remaining balance. Expenses for the acquisition, in the amount of $266,837, consisted of legal and professional fees, travel costs, stock compensation costs and various other expenses related to the acquisition transaction. These expenses have been capitalized and allocated to goodwill. The Company engaged an independent party to provide assistance with customary valuations, analysis and allocation of the purchase price, which resulted in an allocation to goodwill. For the purposes of recording assets by segment, the acquired assets, including goodwill, are reported under the Software applications segment. The Company expects all goodwill will be deductible for tax purposes, and has an indefinite life for book purposes. The deferred tax liability arises from a difference in the agreed to price for the building asset (tax basis) and the purchase price allocation (book basis included in property and equipment and based on appraisal). Research and development assets acquired in the purchase were not material.

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

In consideration of the requirements of SFAS No. 141, the Company identified expenses incurred that were directly related to the acquisition of McAleer, and capitalized those expenses as appropriate. Upon completion of the acquisition, the purchase price and other direct costs were allocated to identifiable assets or liabilities, with all unallocated amounts classified as goodwill, subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” As of September 30, 2007, the Company has incurred approximately $300,000 in acquisition related costs, of which approximately $267,000 were direct costs of the acquisition of McAleer and were therefore capitalized.

Pro Forma Financial Information

The following unaudited pro forma statement of operations data for the three months and nine months ended September 30, 2006 gives effect to our acquisition of McAleer as if the acquisition had occurred on January 1, 2006. Our historical financial information has been derived from our unaudited financial statements included in this report. Historical financial information for McAleer has been derived from the unaudited financial statements of McAleer as of September 30, 2006.

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

We have not disclosed pro forma results for 2007 as actual results reported in our consolidated statements of operations are the same as those that would be reported on a pro forma basis. Since the acquisition was agreed to close effective January 1, 2007, and was only closed on January 2, 2007 to accommodate the banks’ holiday, the financial statements for the period ended September 30, 2007 as disclosed in the consolidated statements of operations are indicative of the pro forma results for that period and no further disclosure is necessary.

Proforma Income Statement Data for the Three and Nine Months Ended September 30, 2006

	For the Three Months ended September 30, 2006
	CSI	McAleer	Adjustments		Proforma Combined
Revenues	$7,127,537	$972,490	$—		$8,100,027
Net income (loss)	(39,163)	(6,053)	(165,721	) (1)(2)	(210,937)
Earnings (loss) per share	(0.01)				(0.06)
Weighted average shares outstanding	3,413,541				3,413,541

	For the Nine Months ended September 30, 2006
	CSI	McAleer	Adjustments		Proforma Combined
Revenues	$22,671,638	$3,034,103	$—		$25,705,741
Net income (loss)	(67,905)	269,888	(311,485	) (1)(2)	(109,502)
Earnings (loss) per share	(0.02)				(0.03)
Weighted average shares outstanding	3,196,662				3,196,662

(1)	Net income is net of pro forma adjustment for C-corporation taxes.

(2)	Net income is adjusted for the pro forma additional depreciation of property and equipment and the amortization of intangibles over the useful lives noted above following the write-up of the assets to their fair values (in accordance with the purchase price allocation detailed above) and the pro forma additional interest expense related to financing used to fund the acquisition.

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

Assumptions used in calculation of fair value

	For the Period Ended September 30,
	2007	2006
Expected term (in years)	10	10
Expected volatility	153%	35%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.7%	4.8%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268,343	$0.12	November 1, 2012
Options granted in McAleer acquisition	70,000	$0.85	January 2, 2017

The following table summarizes option activity under the plans for the first nine months of 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	268,343	$0.12
Granted	70,000	0.85
Cancelled	—	—
Exercised	(63,140)	0.13
Forfeited/expired	—	—

Outstanding at September 30, 2007	275,203	$0.31	6.15	$287,242

Exercisable at September 30, 2007	205,203	$0.12	5.09	$252,242

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $1.35 as of September 30, 2007 and the exercise price multiplied by the number of options outstanding as of that date.

As of September 30, 2007 there remained $36,451 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately two years.

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

On July 10, 2006, the Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with Alliance Advisors, LLC (“Alliance”). The purpose of the Agreement is for Alliance to assist the Company in the development of the Company’s investor relations and corporate communications program. Under the terms of the Agreement, Alliance will assist the Company for up to a period of twelve months in developing and implementing an investor relations and corporate communications strategy. In exchange for Alliance’s services, the Company paid Alliance $6,500 per month for the first nine months of the Agreement. At the end of nine months, either party to the Agreement had the option of terminating the Agreement, but agreed to extend the Agreement for an additional nine months, with a monthly payment of $7,250. In addition to the cash compensation just described, the Company issued to Alliance sixty thousand (60,000) shares of restricted common stock in the third quarter of 2006.

No additional non-employee based stock awards were granted in the first nine months of 2007.

Total stock based compensation in the third quarter of 2007 was $1,496, all of which related to the stock options granted as a result of the McAleer acquisition. Total stock based compensation for the first nine months of 2007 was $92,308, of which $30,157 related to the stock options granted as a result of the McAleer acquisition, and $62,151 related to non-employee stock compensation discussed above.

NOTE 5 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS

Senior Debt

In 2005, in order to support the activities of the reverse acquisition, the Company entered into a line of credit facility with a bank whereby the Company could borrow up to 80% of accounts receivable balances, not to exceed the total facility limit of $3.0 million. In the first quarter of 2006 and in January 2007, the facility was renewed and the limit increased to $3.5 million and $5.5 million, respectively. The primary purpose of these modifications was to increase the amount of the credit facilities to provide for expanding working capital and other credit needs, including funding the acquisition of substantially all of the assets and business operations of McAleer (see Note 3) in early 2007. In May 2007, the Company extended the maturity date of the facility until September 15, 2007, and on September 14, 2007 once again extended the maturity date until June 30, 2009 and increased the limit to $7.0 million, as further discussed below.

Eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bear interest at Libor plus 2.50%, (7.62% at September 30, 2007), payable monthly.

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year beginning December 31, 2007. This ratio is calculated by adding certain nonrecurring special items to EBITDA, and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2007. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. The Company complied with these covenants at December 31, 2006, as required by the now expired agreements, and anticipates continued compliance under the most recent and effective agreements as the required ratios and calculations remained unchanged.

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

On September 14, 2007, the Company entered into agreements with the bank renewing the line of credit facility. The terms of the agreements previously entered into were amended as follows:

•	the principal amount of the facility was increased from $5.5 million to $7.0 million;

•	the maturity date was extended from September 15, 2007 until June 30, 2009;

•	permissible purposes of the funds borrowed under the revolving facility were expanded to include funding short-term working capital and general corporate purposes of the Company;

•

the definition of the borrowing base was expanded to include 50% of eligible inventory (with a maximum borrowing ability against eligible inventory of $1,000,000), in addition to 80% of eligible accounts and;

•

the requirement that the Company provide an unaudited consolidated balance sheet and a statement of income, cash flow and retained earnings within 25 days after the end of each calendar month was amended to require these reports within 45 days after the end of each quarter (beginning with the quarter ended September 30, 2007).

Other than the amendments noted above, the obligations and provisions of the facility remain unchanged. The modifications also memorialized certain previously granted waivers to the restrictive covenants and requirements contained in the agreements with the bank. The bank granted waivers permitting us to enter into the acquisition of McAleer, including the use of bank credit facility advances to fund such acquisition, and incurring mortgage indebtedness to McAleer as a part of the purchase of McAleer’s real estate. The bank also waived any cross-default relating to the subordinated notes payable to certain stockholders, which the Company did not repay at their May 2006 maturity.

There were $2.6 million and $0.6 million of outstanding draws under the facility as of September 30, 2007 and December 31, 2006, respectively.

On February 14, 2006 the Company entered into an agreement with its bank for a 42 month term loan of $400,000 at a fixed interest rate of 7.5% per annum. The facility is collateralized by substantially all of the assets of the Company. The purpose of the term loan was to finance 2005 capital expenditures and improve its availability under its bank credit facility for working capital purposes.

On January 2, 2007, the Company entered into agreements with the bank modifying its credit facilities, as previously discussed above, and its equipment note was increased from $400,000 to $800,000. The equipment note matures January 1, 2010.

The amount outstanding on the notes payable at September 30, 2007 was $1,114,070. Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2007	$66,417
2008	283,187
2009	306,235
2010	458,231

Total Principal Payments	$1,114,070

Subordinated Debt

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $2,250,400 at both September 30, 2007 and December 31, 2006. Although the Company possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a draw would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, the Company determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable.

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

The Company’s subordinated note holders have cooperated with us in the deferral of payment on the subordinated notes. After discussion with the subordinated note holders, we did not pay the quarterly interest payments that were due on either January 1, 2007 or April 1, 2007 until May 18, 2007. We made the decision to defer these payments in a conservative effort to preserve cash flow anticipating the potential impact on liquidity of borrowings as a result of the McAleer acquisition. As of September 30, 2007 the Company has paid in full all interest and interest penalty payments due to the subordinated note holders, but may defer future interest payments should such deferral be required. Depending on cash flow and liquidity, management will also consider and may make some payments toward reduction of the principal.

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

Off Balance Sheet Instruments

As of September 30, 2007, for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 7.

NOTE 6 – PREFERRED STOCK AND RELATED WARRANTS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

On February 11, 2005, pursuant to the terms of a Preferred Stock Purchase Agreement with Barron Partners LP, we issued to Barron two common stock purchase warrants to purchase a total of 7,217,736 shares of our common stock. The respective exercise prices of the warrants were $1.3972 and $2.0958 per share, with each warrant exercisable for 3,608,868 shares. On

December 29, 2006, we agreed to a re-pricing of a portion of the warrants in a Warrant Amendment and Exchange Agreement between the Company and Barron. The first warrant was amended and divided into two warrants, one for 1,608,868 shares of common stock at an exercise price of $0.70 per share and another for 2,000,000 shares of common stock at the original exercise price of $1.3972 per share. The second warrant was likewise amended and divided into two warrants, one for 1,608,868 shares of common stock at an exercise price of $0.85 per share and another for 2,000,000 shares of common stock at the original exercise price of $2.0958 per share.

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

Activity related to the common stock purchase warrants for the three and nine month periods ended September 30, 2007 and outstanding balances is as follows:

Common Stock Purchase Warrants

	Warrant A1	Warrant A2	Warrant B1	Warrant B2
Exercise Price	$1.3972	$0.70	$2.0958	$0.85
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010

Warrant related activity for the three and nine months ended September 30, 2007

	Warrant A1	Warrant A2	Warrant B1	Warrant B2
Outstanding at December 31, 2006	2,000,000	1,608,868	2,000,000	1,608,868
Exercised – third quarter 2007	—	120,000	—	—

Outstanding at September 30, 2007	2,000,000	1,488,868	2,000,000	1,608,868

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

On September 28, 2007, Barron exercised its Common Stock Purchase Warrant “A-2” for 120,000 shares of our common stock. The conversion price was $.70 per share. The aggregate proceeds resulting from this transaction were $84,000. In October 2007, Barron exercised additional warrants to purchase 933,800 shares of common stock which is further discussed in Note 9 – Subsequent Event below.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At September 30, 2007, future minimum lease payments under non-cancelable leases were:

2007	$40,728
2008	138,432
2009	143,433
2010	146,556
2011	36,795

Total	$505,944

The Company entered into a new operating lease with Chuck Yeager Real Estate on November 30, 2005, related to the lease of premises at 900 East Main Street, Suite T, Easley, SC. The term of this lease is five years, beginning on April 1, 2006 and ending on March 31, 2011. Total rent due under this lease is $700,920, due on the first of each month in escalating monthly payments. The remaining commitments under this lease are included in the future payments in the table above. If at any time the Company terminates the lease the lessor may recover from the Company all damages proximately resulting from the termination, including the cost of recovering the premises and the worth of the balance of the lease over the reasonable rental value of the premises for the remainder of the lease term, which shall be due immediately. The Company does not anticipate terminating the lease at any time prior to its expiration. On June 20, 2007 the Company and Chuck Yeager Real Estate amended the operating lease agreement, originally entered into on November 30, 2005, to include an additional 12,544 square feet of warehouse space. The lease of the additional warehouse space was the result of carrying additional inventory and increased monthly rent by approximately $2,400. While the lease on the additional space was scheduled to expire on August 31, 2007, the Company extended the lease until December 31, 2007, at which time we may choose to extend the lease once again.

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

The following tables summarize information about segment income for the quarters and nine month periods ended September 30, 2007 and 2006; and assets allocated to segments as of September 30, 2007 and 2006.

Amounts in thousands	Software Applications	Technology Solutions	Total Company
Quarter ended September 30, 2007:
Net sales and service revenue	$2,634	$12,718	$15,352
Gross profit	1,219	1,828	3,047
Segment income	169	955	(*	)
Segment assets	7,265	9,211	16,476
Quarter ended September 30, 2006:
Net sales and service revenue	$1,448	$5,679	$7,127
Gross profit	892	779	1,671
Segment income	360	102	(*	)
Segment assets	3,002	4,832	7,834

	Software Applications	Technology Solutions	Total Company
Nine months ended September 30, 2007:
Net sales and service revenue	$8,168	$35,937	$44,105
Gross profit	3,579	6,024	9,603
Segment income	547	3,506	(*	)
Segment assets	7,265	9,211	16,476
Nine months ended September 30, 2006:
Net sales and service revenue	$3,998	$18,673	$22,671
Gross profit	2,471	2,900	5,371
Segment income	875	869	(*	)
Segment assets	3,002	4,832	7,834

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Quarter Ended
Amounts in thousands	September 30, 2007	September 30, 2006
Segment income:
Software applications segment	$169	$360
Technology solutions segment	955	102

TOTAL SEGMENT INCOME	1,124	462
Less: Merger and compliance costs
Stock based compensation	(1)	(180)
Reverse acquisition expenses	—	(1)
Acquisition expenses	—	(22)
Professional and legal compliance and litigation related costs	(80)	(72)

OPERATING INCOME Per consolidated Statements of Operations	$1,043	$187

	Nine Months Ended
Amounts in thousands	September 30, 2007	September 30, 2006
Segment income:
Software applications segment	$547	$875
Technology solutions segment	3,506	869

TOTAL SEGMENT INCOME	4,053	1,744
Less: Merger and compliance related costs
Stock based compensation	(92)	(875)
Reverse acquisition expenses	—	(64)
Acquisition expenses	(9)	(38)
Professional and legal compliance costs	(499)	(434)

OPERATING INCOME Per Statement of Operations	$3,453	$333

NOTE 9 – SUBSEQUENT EVENT

Exercise of warrants

In October 2007, on five separate occasions, Barron exercised its Common Stock Purchase Warrant “A-2” to purchase a total of 933,800 shares of common stock, which resulted in aggregate proceeds to the Company of $653,660. All of the warrants exercised in October were issued as part of a recapitalization of the Company in the first quarter of 2005 and at the exercise price of $.70 per share.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

A. Overview

Introduction

Unless the context requires otherwise, (1) “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the consolidated combined business of Computer Software Innovations, Inc., a Delaware corporation formerly known as VerticalBuyer, Inc., and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation; (2) “VerticalBuyer” refers to the Company prior to its merger with CSI—South Carolina on February 11, 2005; and (3) “CSI—South Carolina” refers to Computer Software Innovations, Inc., a South Carolina corporation, prior to the merger.

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

As in other competitive software businesses, the sales and support of software products developed for resale, coupled with few related hardware sales, support higher margins in the Software applications segment (also referred to as “software and related services”). The sales of the Technology solutions segment (also referred to as “hardware sales and related services”) are typically at lower margins, due to the amount of hardware, a traditionally low margin product, included in these sales.

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

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology solutions segment when compared to the Software applications segment. Gross margins for the Software applications segment were 53.1% for the 2006 fiscal year, while margins for the Technology solutions segment were 15.8% for the same period. Gross margins for the Software applications segment were 46.3% and 43.8% for the quarter and nine month periods ended September 30, 2007, while margins for our Technology solutions segment were 14.4% and 16.8% for the same periods. Gross margins for the Software applications segment were 61.6% and 61.8% for the quarter and nine month periods ended September 30, 2006, while margins for the Technology solutions segment were 13.7% and 15.5% for the same periods.

We believe the combined efforts of our Technology solutions segment with that of our Software applications segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see the two “Segment information” sections under “—I. Financial Performance” below.

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

Sources of funds used in the transaction, including subsequent refinance activities and related expenses are as follows:

Proceeds from increase in long-term note payable secured by property and equipment (at time of purchase)	$486,046
Proceeds from long-term note payable secured by real estate (for refinance of McAleer note)	486,000
Receipts on billings for McAleer 2007 support agreements earmarked for CSI	1,280,000
Draw on revolving credit facility (escrow payment at time of signing of definitive agreement)	100,000
Draw on revolving credit facility (at time of purchase including $12,378 for acquisition related expenses)	1,671,332
Draw on revolving credit facility (for refinance of McAleer note)	39,000
Payments of acquisition related expenses (funded from revolving credit facility)	254,459

Subtotal of funds from revolving loan	2,064,791

Total purchase price	$4,316,837

It is anticipated that McAleer will add additional revenues of approximately $5.0 million in 2007 to our Software applications segment. As of September 30, 2007, McAleer had contributed approximately $3.6 million in additional revenues. McAleer is in the process of upgrading approximately 60% of its customers to the latest major release of the McAleer fund accounting system. These increases provide additional revenue due to the increased pricing structure to reflect the enhancements in the latest major release. Accordingly, while not estimable, we anticipate an ongoing improvement in our recurring revenues through this upgrade process.

Due to the increased depreciation and amortization of intangible assets based on the purchase price allocation, and financing costs of the transaction, it is not anticipated that McAleer will add a significant amount to earnings in 2007. However, it was anticipated the McAleer acquisition would be cash flow positive and the acquisition would impact the Company’s EBITDA and Adjusted EBITDA calculations by more than $500,000 for the year 2007. As of September 30, 2007, the McAleer acquisition contribution was on track to exceed this anticipated amount.

For results of operations for the period of this filing, see Note 3 to our unaudited consolidated financial statements dated September 30, 2007 included in this report.

C. Recent Developments

Modification of Bank Credit Facilities

In 2005, in order to support the activities of the reverse acquisition, the Company entered into a line of credit facility with a bank whereby the Company could borrow up to 80% of accounts receivable balances, not to exceed the total facility limit of $3.0 million. In the first quarter of 2006 and in January 2007, the facility was renewed and the limit increased to $3.5 million and $5.5 million, respectively. The primary purpose of these modifications was to increase the amount of the credit facilities to provide for expanding working capital and other credit needs, including funding the acquisition of substantially all of the assets and business operations of McAleer (see Note 3) in early 2007. In May 2007, the Company extended the maturity date of the facility until September 15, 2007, and on September 14, 2007 once again extended the maturity date until June 30, 2009 and increased the limit to $7.0 million, as further discussed below.

Eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bear interest at Libor plus 2.50%, (7.62% at September 30, 2007), payable monthly.

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year beginning December 31, 2007. This ratio is calculated by adding certain nonrecurring special items to EBITDA, and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2007. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. The Company complied with these covenants at December 31, 2006, as required by the now expired agreements, and anticipates continued compliance under the most recent and effective agreements as the required ratios and calculations remained unchanged.

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

On September 14, 2007, the Company entered into agreements with the bank renewing the line of credit facility. The terms of the agreements previously entered into were amended as follows:

•	the principal amount of the facility was increased from $5.5 million to $7.0 million;

•	the maturity date was extended from September 15, 2007 until June 30, 2009;

•	permissible purposes of the funds borrowed under the revolving facility were expanded to include funding short-term working capital and general corporate purposes of the Company;

•

the definition of the borrowing base was expanded to include 50% of eligible inventory (with a maximum borrowing ability against eligible inventory of $1,000,000), in addition to 80% of eligible accounts and;

•

the requirement that the Company provide an unaudited consolidated balance sheet and a statement of income, cash flow and retained earnings within 25 days after the end of each calendar month was amended to require these reports within 45 days after the end of each quarter (beginning with the quarter ended September 30, 2007).

Other than the amendments noted above, the obligations and provisions of the facility remain unchanged. The modifications also memorialized certain previously granted waivers to the restrictive covenants and requirements contained in the agreements with the bank. The bank granted waivers permitting us to enter into the acquisition of McAleer, including the use of bank credit facility advances to fund such acquisition, and incurring mortgage indebtedness to McAleer as a part of the purchase of McAleer’s real estate. The bank also waived any cross-default relating to the subordinated notes payable to certain stockholders, which the Company did not repay at their May 2006 maturity.

There were $2.6 million and $0.6 million of outstanding draws under the facility as of September 30, 2007 and December 31, 2006, respectively.

Exercise of Warrants

On September 29, 2007, Barron exercised its Common Stock Purchase Warrant “A-2” to purchase a total of 120,000 shares of common stock, which resulted in aggregate proceeds to the Company of $84,000. In October 2007, on five separate occasions, Barron exercised the warrant to purchase a total of 933,800 shares of common stock, which resulted in aggregate proceeds to the Company of $653,660. All of the warrant exercises were effectuated as part of a recapitalization of the Company in the first quarter of 2005 and at the exercise price of $.70 per share. Among other options, we may repay a portion of the subordinated notes with a portion of such proceeds while retaining a portion for working capital or other expansion opportunities.

D. Updates to Current Challenges and Opportunities of our Business

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

In August 2007, the Security and Exchange Commission (“SEC”) amended Rule 1-02 of Regulation S-X [17 CFR 210.1-02(a)(4)] by adding a new paragraph to define both the terms “material weakness” and “significant deficiency.” Under the new guidance, a material weakness shall be defined as, “a deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.” The new guidance further defines significant deficiency as, “a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.” As defined in this new standard, our management identified certain significant deficiencies in our internal controls over financial reporting in our most recent review of our internal control environment.

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

In the second quarter of 2007, we hired an additional employee with public reporting and Sarbanes-Oxley experience. This employee began in late May 2007, and in the late second and through the third quarter assisted us with documenting a significant additional amount of the processes and controls related to financial reporting and disclosure and has been instrumental in developing documentation within the monitoring and compliance software, as previously discussed above. This work did not include any significant changes to our control environment as of September 30, 2007, but we do expect changes by year end. With the addition of this resource, we are confident that the implementation of required controls and procedures will occur in time sufficient for the proper testing and verification to take place prior to management issuing their certification as to the effectiveness of any such controls and procedures.

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

We have moved forward with our initial work surrounding the implementation of the Sarbanes-Oxley Act and have budgeted $200,000 for compliance work by external parties related to the Sarbanes-Oxley Act for the fiscal year 2007. In 2006, we spent approximately $120,000 on external resources and approximately $80,000 in capital expenditures (for systems described above) to support this initial effort. We used the framework established with the assistance of external resources to perform much of the documentation and initial evaluation effort with internal staff in the third and fourth quarters of 2006 and first through third quarters of 2007 and plan to continue the use of internal staff over the remainder of 2007, in an effort to minimize our third party costs, while still moving forward in our effort to improve our internal controls. However, we plan to also use external resources for further documentation and assistance with controls implementation and compliance in the fourth quarter of 2007, to meet the 2007 implementation deadline.

Conversion of our Accounting+Plus software to Microsoft .Net Programming and SQL Database Language

We have already completed the conversion of the majority of our core accounting modules, with the personnel module still in progress. The completed modules are in formal beta installations. However, the changes resulting from the formal beta use have been limited. We are prepared to install and have installed some of the completed modules in select entities which do not have an immediate need for other integrated modules not yet converted. In addition, the completed modules have the functionality necessary to handle school activity funds, such as student clubs, organizations and athletics. Typically payroll is not needed to support school activity funds. Many school activity personnel use packages independent of the school’s accounting packages, which may be cumbersome, or lack functionality. Accordingly, we are beginning to look for sales opportunities of the completed modules now, marketed as our “School Activity” solution. If the school later adopts our full accounting suite, the process of integration will be relatively seamless. We anticipate completing the personnel and certain additional modules adequate to support such installations over the remainder of 2007, and anticipate completing most if not all of the remaining modules throughout 2008.

Maintaining Margins

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

In 2007, we have seen some margin improvement due to our efforts to obtain improved pricing from vendors and an increase in sales of higher margin engineering services. We are focused on increasing margins, but ultimately we are looking to increase profits by leveraging existing and an increasing number of customer relationships by taking advantage of cross-sell opportunities with a variety of products and services. We will continue to emphasize opportunities with those customers for whom we can provide ongoing support and higher margin integration and other engineering services.

Additionally in 2007, we experienced a significant increase in sales of interactive whiteboards products and related engineering services. A considerable percentage of the 2007 increase related to a select number of large projects, initiated by school districts, involving the implementation of the interactive whiteboard technologies. Due to the size and nature of these projects, we were able to achieve certain economies of scale that resulted in improved margins and increased gross profits. The challenge in 2008 and future periods will be securing similar large opportunities or a greater number of smaller implementations. We have therefore developed a strategy focused on both large opportunities and a greater number of smaller opportunities, which includes focusing certain members of our sales team’s efforts specifically on the interactive whiteboard solution product line in an effort to increase market penetration and continue the growth of interactive whiteboard sales.

Investment in Support and Telesales Efforts

In 2006, we originally estimated making an investment of as much as $500,000 to bolster our technical support services and telesales efforts. The investment consisted primarily of increased salaries and wages, and less than $180,000 was spent in 2006. At September 30, 2007 we had not made any significant additional investments in these areas, but expect these investments to increase in late 2007 and into 2008 as we hire additional resources. Based on our past experience with prospecting and technical support agreements, we expect the additional revenue generated from the sales of technical support contracts and additional sales opportunities uncovered by telesales efforts for the fund accounting software and the new curriculator™ standards based lesson planner software will be sufficient to offset our investment within approximately one year. However, we can give no assurances such additional services will be profitable collectively, particularly in the short-term.

E. Financial Impact of Certain Developments

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

Not all of these contracts become fully funded, and projects and related funding can span multiple years. Typically, we have experienced a 20% to 45% funding rate of awarded contracts. Accordingly, we cannot project the impact of our E-Rate efforts on future periods. Revenues linked to the E-Rate program ranged from 10% to nearly 25% of our total revenues from 2004 through 2005. In 2006, revenues linked to the E-Rate program constituted 9% of our total revenues. Although we saw some revenues related to E-Rate in 2006, we did not see significant funding in comparison to projects funded in 2005. We began to receive notification of funding in late 2006 and early 2007. Thus far in 2007, we have received notification that approximately $6.1 million or 35.9% of the $17 million in projects we proposed for the fall 2005 / spring 2006 application cycle received funding and $3.5 million or 14.6% of the $24 million in projects we proposed for the fall 2006 / spring 2007 application cycle received funding. In the second quarter of 2007, we received notification that the E-Rate program received authorization from the federal government to use certain funds not utilized in prior years to fund more recently submitted projects. The completion of projects may span multiple years and is dependent on the customers having available sufficient resources to provide their share of matching funds to receive the E-Rate program’s portion. Accordingly, we cannot predict the impact of such funding awards, if any, on our 2007 revenues, or the possibility of any additional revenues resulting from the release of prior year funds to the E-Rate program.

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

Professional Fees

We expect to incur some costs to implement the Sarbanes-Oxley Act legislation and have budgeted $200,000 in 2007 for this work. As of December 31, 2006, we had incurred approximately $118,000 of expenses related to Sarbanes-Oxley work and $50,000 and an undisclosed amount (due to a confidentiality agreement with the vendor) of capital expenditures for internal controls and financial reporting software, respectively, in support of our Sarbanes-Oxley efforts. For the nine months ended September 30, 2007, we incurred approximately $67,000 in costs related to our Sarbanes-Oxley efforts. In the first nine months of 2006, such spending was approximately $100,000. Our professional and legal compliance related costs were approximately $609,000 for the 2006 fiscal year, of which approximately $228,000 was related to services relating to registration statement amendments. The remainder of professional fees related to public company reporting, other regulatory compliance and the Sarbanes-Oxley work.

Stock Based Compensation

In connection with becoming a public company, we recruited independent, non-employee directors. We also engaged consultants to assist us with strategic planning and acquisitions. Definitive agreements were reached regarding the independent directors and consultants compensation in the first and second quarters of 2006. The Compensation Committee of the Board of Directors board approved stock awards, granting the non-employee directors and consultants approximately 500,000 shares. We recorded non-cash expense for directors’ and consultants’ fees in the 2006 totaling approximately $970,000. Stock-based compensation is significantly reduced in 2007 compared to 2006, primarily due to reduced stock compensation paid to consultants. See Note 4, “Stock Based Compensation,” for further discussion.

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

In our most recent Form 10-KSB, we have included risk factors and uncertainties that might cause differences between anticipated and actual future results. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our software and systems integration businesses also may be subject to the effects of other risks and uncertainties, including, but not limited to:

•	a reduction in anticipated sales;

•	an inability to perform customer contracts at anticipated cost levels;

•	our ability to otherwise meet the operating goals established by our business plan;

•	market acceptance of our new software, technology and services offerings;

•	an economic downturn; and

•	changes in the competitive marketplace and/or customer requirements.

F. Critical Accounting Policies and Estimates

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2007 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

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

Costs in the research and development of new software products where the technological feasibility is unknown and enhancements which do not prolong the life or otherwise increase its value are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, to date, through our Software applications segment, we have spent no material efforts on technological innovation for which the feasibility has been unknown.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders described in Note 5 to our unaudited financial statements for the three and nine months ended September 30, 2007 and under “—H. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

G. Recent Accounting Pronouncements

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The guidance in SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

H. Financial Performance

Overview

Our revenues increased $8.2 million or 115.4% for the third quarter of 2007 compared to the same period of the prior year. The revenue increase resulted from an increase in technology sales—primarily interactive whiteboard solutions, internet-telephony and other infrastructure products and services—and the addition of sales from the January 2, 2007 acquisition of the McAleer operations (“McAleer,” or “CSI-Mobile”). Of the $8.2 million third quarter 2007 revenue increase, increased technology sales contributed $7.0 million, the new CSI-Mobile operations contributed $1.1 million, and the CSI-Easley software operations (operations ongoing before the acquisition and supported principally from our Easley location) contributed $0.1 million. Revenues for the nine month period ended September 30, 2007 increased $21.4 million or 94.5% compared with the same period in the prior year, primarily due to the increased revenue generated from sales of interactive whiteboard solutions, internet-telephony and other infrastructure products and services and the additional software revenue resulting from the McAleer operations. Of the $21.4 million increase in revenues for the nine months, increased technology sales contributed $17.2 million, the addition of the CSI-Mobile operations added $3.5 million, and the remaining $0.7 million resulted from increased CSI-Easley software operations revenues.

Gross profit for the third quarter of 2007 improved by $1.4 million or 82.4%. The improvement primarily reflects the $1.1 million improvement due to the increased volume and margin from the Technology solutions segment, and $0.4 million from the addition of software related revenues generated by the acquired CSI-Mobile operations. These improvements were partially offset by a decrease in CSI-Easley software gross profit of $0.1 million resulting from increased amortization expense and additional costs related to supporting two versions of our fund accounting software during our development of the latest release. Gross profit for the nine month period ended September 30, 2007 increased by $4.2 million or 78.8%. The improvement primarily reflects the $3.1 million improvement due to the increased volume and margin from the Technology solutions segment, and $1.3 million from the addition of software related revenues generated by the acquired CSI-Mobile operations. These improvements were partially offset by a decrease in CSI-Easley software gross profit of $0.2 million resulting from increased amortization expense and additional costs related to supporting two versions of our fund accounting software during our development of the latest release.

Operating income for the third quarter of 2007 improved over the same period in the prior year by $0.9 million or 459.6%, as a result of the improvements in gross profit and a decrease in operating expenses as a percentage of sales. Operating income for the first nine months of 2007 improved over the same period in the prior year by $3.1 million or 937.9%. This increase resulted from the improvement in gross profit and decrease in operating expenses as a percentage of sales. Further analysis of financial performance, including additional segment information, is discussed below in subsequent sections of the report.

Consolidated Results of Operations for the Three Months Ended September 30, 2007 and 2006

	Three Months Ended
Amounts in thousands	September 30, 2007	September 30, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$15,352	$7,127	$8,225
GROSS PROFIT	3,047	1,671	1,376
OPERATING INCOME	1,043	187	856

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$8,225
Cost of sales excluding depreciation, amortization and capitalization			(6,669)
Depreciation and Amortization			(120)
Capitalization of Software Costs			(60)

			1,376
Operating Expenses:
Salaries, wages and benefits			(490)
Reverse merger costs			1
Acquisition expenses			22
Stock based compensation			178
Professional and legal compliance and litigation related costs			(8)
Sales Consulting expenses			(68)
Marketing costs			5
Travel and mobile costs			(61)
Depreciation and amortization			(45)
Other SG&A expenses			(54)

			$856

Revenues

Total revenues in the third quarter of 2007 increased $8.2 million in comparison with the third quarter of 2006. This net increase included a $7.0 million increase in hardware sales and services through the Technology solutions segment and a $1.2 million increase in software sales and services through the Software applications segment. The increase in the Technology solutions segment came from increases primarily in sales of interactive whiteboard solutions and internet-telephony and other infrastructure products and services. The increase in the Software applications segment was primarily due to the acquisition of the CSI-Mobile operations, which added $1.1 million in software revenues. Increased software support agreement revenues from CSI-Easley contributed the remaining $0.1 million increase.

Gross Profit

Gross profit in the third quarter of 2007 increased $1.4 million in comparison with the third quarter of 2006. The increases in both software and hardware gross profits were driven by the corresponding increases in revenues of both segments. Segment revenue increases included the addition of revenues from CSI-Mobile operations and improvements in the technology gross margin. The overall gross margin for the quarter was 19.8% in 2007 versus 23.4% in 2006. The margin change was primarily driven by the addition of CSI-McAleer—with traditionally lower margins in its software segment compared to that of CSI-Easley—and a decline in the CSI Easley software gross margin. The decrease in CSI-Easley software gross margin resulted from increased amortization of capitalized investment in software and increased costs related to the support of two versions of our fund accounting software during development of the latest release. These declines were partially offset by improvements in our margins for interactive whiteboard solutions, as well as for our engineering services. While our technology gross margin continued to be up over the prior year, the amount of the increase was lower than the improvement we experienced in the second quarter of 2007 due to substantial interactive whiteboard projects, which had higher margins resulting from the greater economies of scale.

Operating Expenses

Operating expenses increased approximately $519,000, or 35.0%, in the third quarter of 2007 compared to the third quarter of 2006. The above table analyzes the major items that account for this increase. The majority of the increase, approximately $490,000, is reflected in increased salaries, wages and benefits. Travel and mobile, depreciation and amortization, and other selling, general and administrative expenses increased as well. These areas all increased as a result of the addition of CSI-Mobile to our operations. CSI-Easley salaries, wages and benefits and sales consulting fees increased due to increased sales activities. Salaries, wages and benefits also increased due to a bonus accrual made in anticipation of meeting bonus targets at year end. These increases were partially offset by the decrease in stock-based compensation costs associated with the 2005 reverse merger, which applied primarily to services for which compensation vested in 2006 and for which no additional awards were granted in 2007. This reduction was partially offset by a small amount of stock-based compensation issued in connection with the acquisition of CSI-Mobile.

Segment information

CSI is organized into the two segments: Software applications and Technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
Amounts in thousands	September 30, 2007	September 30, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$2,634	$1,448	$1,186
GROSS PROFIT	1,219	892	327
SEGMENT INCOME (LOSS)	169	360	(191)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$1,186
Cost of sales excluding depreciation, amortization and capitalization			(681)
Depreciation and Amortization			(118)
Capitalization of Software Costs			(60)

			327
Operating Expenses:
Salaries, wages and benefits			(366)
Other SG&A expenses			(152)

			$(191)

Revenues improved by $1.2 million, or 81.9%. Of the first quarter 2007 revenue increase, $1.1 million reflects the acquisition of CSI-Mobile operations and $0.1 million is attributed to an increase in recurring software support revenues and new software sales from CSI-Easley.

Cost of sales increased primarily from the addition of the CSI-Mobile operations, increased amortization expense and increased salaries, wages and benefits related to support of the .Net Microsoft SQL (application programming language and database) conversion effort. Increased costs of third-party products also contributed to the increase in software cost of sales. These increased costs also impacted Software applications segment gross margin. The margin for the third quarter of 2007 was 46.3% compared to 61.6% in the prior year’s third quarter due to the increased costs discussed above. With CSI-Mobile having lower margins, and CSI-Easley experiencing increased amortization, support, development and third party costs, the rate of increase in gross profit was 36.7% compared to an increase in revenues of 81.9%.

Operating expenses increased primarily from the additional operating expenses related to McAleer operations, increased sales efforts and a bonus accrual made in anticipation of meeting a Company-wide profitability target by year end. The segment experienced a decrease in operating income of 52.9% to $169,000 due to the increased operating costs previously discussed.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
Amounts in thousands	September 30, 2007	September 30, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$12,718	$5,679	$7,039
GROSS PROFIT	1,828	779	1,049
SEGMENT INCOME (LOSS)	955	102	853

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$7,039
Cost of sales excluding depreciation			(5,988)
Depreciation			(2)

			1,049
Operating Expenses:
Salaries, wages and benefits			(124)
Other SG&A expenses			(72)

			$853

Hardware revenues increased over third quarter 2006 by $7.0 million, or 123.9%. The increase in new hardware sales was attributed to significant sales of interactive whiteboard systems, as well as increased sales associated with infrastructure products and related engineering services.

Costs of Technology solutions segment sales increased significantly due to the significant sales increase. However, a shift in product mix to higher margin infrastructure products and engineering services, as well as improvements in interactive whiteboard solutions and related services margins resulted in an increase in the margin from 13.7% in the prior year’s third quarter to 14.4% in the third quarter of 2007. The shift also resulted in a more significant rate of increase in gross profit (134.7%) than sales (123.9%).

The increase in segment salaries and wages, and sales consulting fees in operating expenses, was related primarily to increased sales efforts and a bonus accrual as previously discussed. While segment operating costs increased, the increase was at a lower rate than sales resulting in a 845.5% increase in segment operating income compared to a 134.7% increase in gross profit.

The following tables summarize information about segment profit for the quarters ended September 30, 2007 and 2006

Amounts in thousands	Software Applications	Technology Solutions	Total Company
Quarter ended September 30, 2007:
Net sales and service revenue	$2,634	$12,718	$15,352
Gross profit	1,219	1,828	3,047
Segment income	169	955	(	*)
Segment assets	7,265	9,211	16,476
Quarter ended September 30, 2006:
Net sales and service revenue	$1,448	$5,679	$7,127
Gross profit	892	779	1,671
Segment income	360	102	(	*)
Segment assets	3,002	4,832	7,834

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

Amounts in thousands	Quarter Ended
	September 30, 2007	September 30, 2006
Segment income:
Software applications segment	$169	$360
Technology solutions segment	955	102

TOTAL SEGMENT INCOME	1,124	462
Less: Merger and compliance costs
Stock based compensation	(1)	(180)
Reverse merger costs	—	(1)
Acquisition expenses	—	(22)
Professional and legal compliance and litigation related costs	(80)	(72)

OPERATING INCOME Per consolidated Statements of Operations	$1,043	$187

Interest and Other Income and Expenses

Interest expense increased in the third quarter of 2007 compared to the third quarter of 2006 by $27,000, or 25.9%, due to the financing of the McAleer acquisition.

Income Taxes

Income taxes increased by $109,000 or 91.0%, in the third quarter of 2007 compared to the third quarter of 2006 due to the tax impact of the increase in operating income. While taxes increased, the estimate of the Company’s effective tax rate was substantially less than that of the prior year and also was a reduction from the prior quarter’s year-to-date rate. The tax rate reduction was due to changes in estimates related to non-deductible items, including prior year warrant losses and ongoing registration related costs.

Net Income (Loss) and Earnings (Loss) per Share

The Company reported net income in the third quarter of 2007 of $691,000, an increase of $730,000 or 1863.9%, compared to the net loss of $39,000 for the third quarter of 2006. Significantly increased profits resulted from the addition of CSI-Mobile operations and increases in technology gross profit, partially offset by increases in interest costs and income taxes.

Basic earnings per share improved from a loss per share of $0.01 in the third quarter 2006, to basic earnings per share of $0.19 in the third quarter of 2007. Diluted earnings per share also increased from a loss of $0.01 in the third quarter of 2006 to $0.05 in the third quarter of 2007.

Consolidated Results of Operations for the Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended
	September 30, 2007	September 30, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$44,105	$22,672	$21,433
GROSS PROFIT	9,603	5,371	4,232
OPERATING INCOME	3,453	333	3,120

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$21,433
Cost of sales excluding depreciation, amortization and capitalization			(16,739)
Depreciation and Amortization			(249)
Capitalization of Software Costs			(213)

			4,232
Operating Expenses:
Salaries, wages and benefits			(1,315)
Reverse merger costs			64
Acquisition expenses			30
Stock based compensation			783
Professional and legal compliance and litigation related costs			(65)
Sales Consulting expenses			(164)
Marketing costs			23
Travel and mobile costs			(120)
Depreciation and amortization			(150)
Other SG&A expenses			(198)

			$3,120

Revenues

Total revenues in the first nine months of 2007 increased $21.4 million or 94.5% in comparison with the first nine months of 2006. This increase included a $17.2 million increase in hardware sales and services through the Technology solutions segment and a $4.2 million increase in software sales and services through the Software applications segment. The increase in the Technology solutions segment came from increases primarily in sales of interactive whiteboard solutions and internet telephony and other infrastructure products and services. The increase in the Software applications segment was primarily due to the acquisition of the CSI-Mobile operations, which added $3.5 million in software revenues, and increased software support agreement revenues. New software sales from CSI-Easley contributed the remaining $0.7 million of the increase.

Gross Profit

Gross profit in the first nine months of 2007 increased $4.2 million or 78.8% in comparison with the first nine months of 2006. The increase in both software and hardware gross profits were driven by the corresponding increases in revenues of both segments, including $1.1 million from the addition of revenues from CSI-Mobile operations and $3.1 million in improvements of technology profits. While gross profit improved, the gross margin decreased from 23.7% in 2006, to 21.8% in 2007. The change in gross margin was the primarily due to increased amortization expense; higher costs related to third party provided products; increased salaries, wages and benefits related to the support for the .Net Microsoft SQL (application programming language and database) conversion effort; and the addition of CSI-Mobile operations. CSI Mobile has historically shown lower margins than CSI-Easley software operations. These decreases were partially offset by improvements in the interactive whiteboard solution margins, and increased sales of higher margin internet telephony and other infrastructure products and related engineering services.

Operating Expenses

Operating expenses increased approximately $1.1 million or 22.0%, in the first nine months of 2007 compared to the first nine months of 2006. The above table analyzes the major items that account for this increase. The majority of the increase, approximately $1.3 million, is reflected in salaries, wages and benefits. Travel and mobile, depreciation and amortization, and other selling, general and administrative expenses also added to the increase. These areas all increased as a result of the addition of CSI-Mobile to our operations. CSI-Easley salaries, wages and benefits and sales consulting fees increased due to increased sales activities. Salaries, wages and benefits also increased due to a bonus accrual made in anticipation of meeting the bonus target at year end. These increases were partially offset by the decrease in stock-based compensation costs associated with the 2005 reverse merger, which applied primarily to services for which compensation vested in 2006 and for which no additional awards were granted significantly impacting 2007. The overall increases were also partially offset by the absence of reverse merger costs and reduced acquisition expenses. In addition to these reductions, marketing expenses also decreased as a majority of the expenses associated with our re-branding efforts as CSI Technology Outfitters were effected in 2006.

Segment information

CSI is organized into the two segments: Software applications and Technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Nine Months Ended
	September 30, 2007	September 30, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$8,168	$3,998	$4,170
GROSS PROFIT	3,579	2,471	1,108
SEGMENT INCOME	547	875	(328)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$4,170
Cost of sales excluding depreciation, amortization and capitalization			(2,596)
Depreciation and Amortization			(253)
Capitalization of Software Costs			(213)

			1,108
Operating Expenses:
Salaries, wages and benefits			(1,004)
Other SG&A expenses			(432)

			$(328)

Revenues improved by $4.2 million, or 104.3%. The revenue increase for Software applications was due primarily to an increase of $3.5 million related to CSI-Mobile operations, and also from an increase of $0.7 million in recurring software support revenues and new software sales from CSI-Easley.

Cost of sales increased primarily from the addition of the CSI-Mobile operations and increased costs of third-party provided products and services. Cost of sales also increased from increased salaries, wages and benefits in cost of sales due to increased support for the .Net Microsoft SQL (application programming language and database) conversion effort, and also in the areas of delivery, training and support to provide for the increasing number of installations. Third party software and component costs also increased due to the increase in these sales. While salary and wage costs related to development are generally capitalized, the amortization of previously capitalized costs increased from the increased development efforts previously expended. Software applications gross margin for the first nine months of 2007 was 43.8% compared to 61.8% in the first nine months of the prior year due to the increased costs discussed above. With CSI-Mobile having lower margins, and increased development and third party costs for CSI-Easley, the rate of increase in gross profit was 44.8% compared to an increase in revenues of 104.3%.

Operating expenses increased primarily due to the additional operating expenses with the addition of the acquired McAleer operations, increased sales efforts and related travel and mobile expenses, and an increased bonus accrual. The segment experienced a decrease in operating income of 37.4% to $547,000 due to the increased operating costs previously discussed.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Nine Months Ended
	September 30, 2007	September 30, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$35,937	$18,673	$17,264
GROSS PROFIT	6,024	2,900	3,124
SEGMENT INCOME	3,506	869	2,637

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$17,264
Cost of sales excluding depreciation			(14,143)
Depreciation			3

			3,124
Operating Expenses:
Salaries, wages and benefits			(311)
Other SG&A expenses			(176)

			$2,637

Hardware revenues in the first nine months of 2007 increased over the first nine months of 2006 by $17.3 million, or 92.5%. The increase in new hardware sales was attributed to significant sales of interactive whiteboard solutions and increased sales of internet telephony and other infrastructure products and engineering services.

Cost of sales increased as a result of the significant increase in sales. However, a shift in product mix to higher margin infrastructure products and engineering services, coupled with improved interactive whiteboard solution margins resulted in an increase in the margin from 15.5% in the prior year’s first nine months to 16.8% in the first nine months of 2007. The shift also resulted in a more significant rate of increase in gross profit (107.7%) than sales (92.5%).

The increase in salaries and wages, and travel and mobile costs in operating expenses was related primarily to an increase in the number of sales staff. Salaries and wages also increased due to the accrual of a bonus in anticipation of achieving the necessary profitability target by year end. Equipment for increased sales staff and increased ongoing costs related to the new facilities was the primary driver of increases in depreciation and amortization and other selling, general and administrative expenses. Marketing expenses declined as the primary effort in re-branding and related costs were incurred in the prior year. While operating costs increased, the increase was at a lower rate than sales, resulting in a 303.5% increase in segment operating income compared to the 107.7% increase in gross profit.

The following tables summarize information about segment profit and loss for the nine months ended September 30, 2007 and 2006 and assets allocated to segments as of September 30, 2007 and 2006.

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

	Software Applications	Technology Solutions	Total Company
Nine months ended September 30, 2007:
Net sales and service revenue	$8,168	$35,937	$44,105
Gross profit	3,579	6,024	9,603
Segment income	547	3,506	(	*)
Segment assets	7,265	9,211	16,476
Nine months ended September 30, 2006:
Net sales and service revenue	$3,998	$18,673	$22,671
Gross profit	2,471	2,900	5,371
Segment income	875	869	(	*)
Segment assets	3,002	4,832	7,834

Amounts in thousands	Nine Months Ended
	September 30, 2007	September 30, 2006
Segment income:
Software applications segment	$547	$875
Technology solutions segment	3,506	869

TOTAL SEGMENT INCOME	4,053	1,744
Less: Merger and compliance related costs
Stock based compensation	(92)	(875)
Reverse merger costs	—	(64)
Acquisition expenses	(9)	(38)
Professional and legal compliance costs	(499)	(434)

OPERATING INCOME Per Statement of Operations	$3,453	$333

Interest and Other Income and Expenses

Interest expense increased in the first nine months of 2007 compared to the first nine months of 2006 by $125,000, or 42.2%, due to the financing of the McAleer acquisition.

Income Taxes

Income taxes increased by $1.1 million or 1176.0%, in the first nine months of 2007 compared to the first nine months of 2006, due to the tax impact of the increase in operating income.

Net Income (Loss) and Earnings (Loss) per Share

The Company reported net income in the first nine months of 2007 of $1.9 million, an increase of $1.9 million, or 2866.7%, compared to the net loss of $68,000 for the first nine months of 2006. The significant increase in year to date net income resulted from CSI-Mobile operations, increases in our technology sales and margins, and reductions in operating costs as a percent of sales.

Basic and diluted earnings per share improved from a loss per share of $0.02 in the first nine months of 2006, to basic earnings per share of $0.53 and diluted earnings per share of $0.14 in the first nine months of 2007. This improvement resulted from the changes in net income discussed above. Diluted earnings per share were the same as basic earnings per share for the first nine months of the prior year. The additional preferred stock, warrants and employee held options issued in connection with the merger in February 2006 were not included in the calculation of diluted earnings (loss) per share for 2006, as their effect, due to losses being reported in that period being anti-dilutive.

I. Liquidity and Capital Resources

Our strategic plan includes the expansion of the Company both organically and through acquisitions. Due to the long-term nature of investments in acquisitions and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Accordingly, we use debt and equity vehicles in addition to cash flow from operations to fund our growth and working capital needs. Currently our funds for working capital are provided under our $7.0 million revolving line of credit.

Events Impacting Liquidity and Capital Resources

Increase in Bank Credit Facilities

Line of Credit

On September 14, 2007, we entered into agreements with our senior lender, RBC Centura Bank. The primary purpose was to increase the amount of our credit facilities in order to provide for our expanding working capital and other credit needs. Specifically, the Company’s revolving facility was increased from $5.5 million to $7.0 million. The revolving facility is priced at one month LIBOR plus 2.5% and expires on June 30, 2009. Availability under the revolving facility is determined pursuant to a borrowing base equal to 80% of the Company’s eligible accounts receivable and 50% of the Company’s eligible inventory up to $1,000,000. The revolving facility and our equipment facility are secured by substantially all of our assets. Previously, in January 2007 the line, which was originally established in connection with our reverse merger in 2005, was increased to support the McAleer acquisition. The modification of the bank credit facility is described in more detail under Note 5 to our unaudited consolidated financial statements dated September 30, 2007.

Real estate note

As a part of amended loan arrangements in 2006, the bank also committed to extend mortgage financing to be used to pay off the $525,000 indebtedness incurred by the Company to William McAleer in the acquisition of real estate in Mobile, Alabama as a part of the McAleer acquisition. The Company utilized $486,000 of such financing (90% of the building’s appraised value) and a $39,000 draw on its line of credit to repay the $525,000 note payable to William McAleer in February 2007. The new real estate loan bears interest at 7.85% and is payable on a 15 year amortization with a balloon payment due at the end of year three.

Equipment note

As a part of amended loan arrangements in 2006, the bank committed to increase its equipment note to assist with the financing of the McAleer acquisition. Previously the note was established at $400,000. Pursuant to the January 2007 modification to the bank’s credit facilities, the February 2006 equipment loan was modified, increasing it to $800,000. The equipment note bears interest at 7.85% per annum. Principal and interest is payable in 36 consecutive monthly payments of principal and interest of $25,015 continuing until January 1, 2010. The new equipment note refunded the February 2006 equipment loan balance at December 31, 2006 of $313,954, with an additional $486,046 being advanced at the January 2, 2007 closing. The additional proceeds represented a reimbursement to the Company for capital expenditures incurred during 2006, and were used to help fund the McAleer acquisition.

Our credit facility with RBC Centura Bank and the recent facility amendments are discussed in more detail in the notes to the unaudited consolidated financial statements for the period ended September 30, 2007 and under “—B. Recent Developments—Modification of Bank Credit Facilities” above.

Acquisition of McAleer

On January 2, 2007, we consummated the acquisition of substantially all of the assets and business operations of McAleer. McAleer and the acquisition transaction is discussed in more detail under “—B. Acquisition of McAleer Computer Associates, Inc.”

The purchase price was $4,050,000, of which $3,525,000 was paid in cash at closing, funded from:

•	$1.6 million advance under our bank line of credit facility (increased at the time from $3.5 million to $5.5 million)

•	$0.5 million increase in our equipment note (increased from $300,000 balance to $800,000)

•	$1.3 million in cash from McAleer from service contract revenue related to 2007 services to be provided, collected in 2006 and retained on our behalf as per the asset purchase agreement

•

$525,000 to be paid pursuant to a promissory note in 20 quarterly installments of principal in the amount of $26,250 plus interest in arrears at the LIBOR rate, beginning March 31, 2007. (This amount was refinanced with the real estate note and a small draw on our credit facilities in February 2007, as discussed under “—Increase in Bank Credit Facilities” above).

Acquisition expenses were $267,000 for legal and professional fees, travel costs and various other related expenses. The expenses were capitalized and allocated to goodwill.

We assumed no liabilities of McAleer, other than certain leases and obligations of McAleer under ongoing customer contracts.

Our utilization of draws under our bank revolver to fund a large portion of the purchase price of the McAleer acquisition has reduced our availability under the facility. Increased working capital requirements as a result of anticipated sales growth, as well as the addition of working capital requirements associated with our McAleer operations, could put pressure on the adequacy of our bank revolving credit facility. Accordingly, on an ongoing basis, we evaluate our needs and additional opportunities to increase our borrowing facilities, and consider other funding options, as discussed below under “—Future Capital Needs and Resources.”

Cash Flows

Cash from Operating Activities

Cash provided by operating activities totaled $2.2 million in the first nine months of 2007 compared to cash provided by operating activities of $2.5 million in the first nine months of 2006. The decrease, $0.3 million, was due primarily to increases in accounts receivable funding the increased sales generated by our Technology solutions segment. The decrease was partially offset by increases in operating cash flow from the reduction of inventory ($1.4 million) since year end 2006 and increase in deferred revenues ($1.6 million) primarily related to the acquisition of McAleer. Accounts payable also increased by $0.5 million, as a result of increased purchases on terms to support sales.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts receivable were a result of the substantial increase in sales in the first nine months of 2007. The decrease in inventory was due to the sales of interactive whiteboard products that were in stock at year end waiting on a backordered component and moved out in early 2007. Accounts payable increased due to the increased purchases to support sales. Deferred revenue increased primarily as a result of billings related to software support agreements and additionally from technology projects which were begun in the first nine months of 2007, but a portion of which is pre-billed until the projects are fully delivered.

Cash from Investing Activities

Cash used for investing activities totaled $5.2 million in the first nine months of 2007 compared to $1.8 million in the first nine months of 2006. The increase of $3.4 million was due primarily to the acquisition of McAleer. On the balance sheet, since year end 2006, property and equipment, capitalized software costs, goodwill and other assets all increased most significantly as a result of the acquisition of substantially all the assets of McAleer and related purchase price allocation to the assets and recording of the additions in our financials.

Cash from Financing Activities

Cash provided by financing activities netted to $3.0 million in the first nine months of 2007 compared to net cash used for financing activities of $0.7 million in the first nine months of 2006. The increase in cash provided of $3.7 million is due to the additional borrowings used to finance the McAleer acquisition.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Quarters and Nine Month Periods Ended September 30, 2007 and 2006

EBITDA increased 231.5% or $1.1 million to $1.5 million for the quarter ended September 30, 2007 compared to EBITDA of $0.4 million reported for the same period in 2006. The EBITDA increase was primarily due to the increase in net income, after adding back related tax effects of such increases, over the prior year. Increases in interest, depreciation and amortization over the prior year also impacted the calculation. Adjusted (financing) EBITDA for the quarter ended September 30, 2007 increased by 135.2% or $0.9 million to $1.5 million compared to $0.6 million for the prior year. The Adjusted EBITDA increase was also driven primarily by the increase in net income and depreciation and amortization over the prior year. The rate of increase in Adjusted EBITDA was lower than that of EBITDA as it excludes the non-cash item stock-based compensation and reverse acquisition costs, which declined $0.2 million in the first quarter of 2007 compared to the amount incurred in the same period of the prior year.

EBITDA increased 318.3% or $3.5 million to $4.6 million for the nine months ended September 30, 2007 compared to EBITDA of $1.1 reported for the same period in 2006. The EBITDA increase was primarily due to the increase in net income over the prior year after adding back the related tax effects of those increases in net income. Increases in interest and depreciation and amortization over the prior year also impacted the calculation. Adjusted (financing) EBITDA for the nine months ended September 30, 2007 increased by 130.7% or $2.7 million to $4.7 million compared to $2.0 million for the prior year. The Adjusted EBITDA increase was also driven primarily by the increase in net income and depreciation and amortization over the prior year. The rate of increase in Adjusted EBITDA was lower than that of EBITDA as it excludes the non-cash item stock-based compensation and reverse acquisition costs, which declined $0.8 million in the first nine months of 2007 compared to the amount incurred in the same period of the prior year.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Quarter Ended September 30,		Nine Months Ended September 30,
Amounts in thousands	2007	2006	2007	2006
Reconciliation of Net income (loss) per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income (loss) per GAAP	$691	$(39)	$1,879	$(68)
Adjustments:
Income tax expense	229	120	1,167	91
Interest expense, net	123	106	407	292
Amortization of loan fees	—	—	—	17
Depreciation and amortization of fixed assets and trademarks	132	83	387	245
Amortization of software development costs	287	171	786	529

EBITDA	$1,462	$441	$4,626	$1,106

Adjustments to EBITDA to exclude those items in loan covenant calculations:
Stock based compensation (non-cash portion)	1	180	92	875
Reverse acquisition costs	—	1	—	64

Adjusted (Financing) EBITDA	$1,463	$622	$4,718	$2,045

Future Capital Needs and Resources

Credit Facilities

Prior to our going public through reverse merger, we funded operations through cash flow from operations. Substantially all of our cash was distributed to the founders in exchange for distributing ownership. Accordingly, we now use primarily our working capital facility and term loans to fund our operations. See “—Increase in Bank Credit Facilities” above and Note 5 to our unaudited consolidated financial statements dated September 30, 2007 for details of recent activity under and terms of these facilities.

Our current credit facilities consist of:

•	$7.0 million revolving line of credit, of which $1.0 million was drawn and $4.7 million available October 25, 2007, which bears interest at Libor plus 2.5% and which matures June 30, 2009.

•	$800,000 equipment note, of which approximately $0.62 million was outstanding at October 25, 2007, which bears interest at 7.85%, and has a three year amortization maturing in January 2010.

•

$486,000 real estate note, of which approximately $0.47 million was outstanding at October 25, 2007, which bears interest at 7.85%, and has a payment based on a 15 year amortization with a balloon payment due in January 2010.

•

$2.3 million in subordinated notes to Barron Partners and the five founding shareholders, of which $2.3 million remained outstanding at October 25, 2007. (In order to conserve capital and borrowing capacity, we refrained from repaying the $2.3 million in subordinated notes upon their maturity in May 2006. The noteholders have cooperated with our deferral of repayment, which is discussed in more detail below.)

Future Capital Needs

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	$4.7 million available to our operations at October 25, 2007, under our $7.0 million line of credit;

•	expected cash flow from operations;

•	inventory purchase commitments of $3.2 million;

•	burden of professional and legal compliance costs;

•	the anticipated level of capital expenditures for 2007 of $600,000;

•	software development costs of approximately $1.2 million;

•	our scheduled debt service;

•	continued cooperation as to the deferral of payment on our subordinated debt;

•	the McAleer and potential future acquisitions; and

•	potential capital inflow from warrants exercise and the possibility warrant exercises and related proceeds may not be fully realized.

The above items are described in more detail below.

Adequacy of Liquidity and Capital Resources. Based on management’s assessment giving consideration to the above items, including the availability under our line of credit facility, management anticipates that our cash flow from operations and our existing bank credit facilities will be adequate to fund our short term liquidity and capital needs for operations over the next twelve months. However, we used significant availability under our facilities to fund the McAleer acquisition in January 2007, and increased our working capital requirements as a result of the addition of the McAleer operations. Accordingly, (i) further increased working capital requirements as a result of anticipated sales growth significantly beyond our expectations, (ii) cash flows lower than anticipated without a corresponding decline in working capital requirements and (iii) either of the above in combination with the addition of funding needs and working capital requirements associated with our McAleer acquisition, could put pressure on the adequacy of our bank revolving and other credit facilities.

We continuously consider and pursue other financing options which could include mezzanine financing or other capitalization alternatives. These options are under consideration, and could provide longer-term financing to match our long-term capital needs. Such needs would include providing longer term financing for the recent acquisition of McAleer, potentially supporting additional acquisition activities, and increased working capital. Our evaluation of potential long-term funding sources has also included exercise of the warrants held by Barron. Encouraging the earlier exercise of the warrants, as well as encouraging an earlier increase in the float of our stock, entered into our decision to reduce the pricing on a portion of the warrants in the fourth quarter 2006. Depending on cash flow from current operations, should we find longer-term funding unnecessary, we may not take advantage of such options, thereby paying down debt and minimizing any potential for dilution from any additional raise of capital.

Any of the aforementioned events or circumstances (further detailed below) could involve significant additional funding needs in excess of the identified current available sources, and could require us to raise additional capital to meet these needs. However, our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

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

Factors Affecting Capital Needs and Resources:

Credit Facilities. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, and in light of our growth and acquisition strategy, for the foreseeable future we will rely on a line of credit and borrowing facilities.

We are unsure that cash flow from operations will be sufficient to repay our line of credit facility at maturity and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that our existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. Further, any failure to resolve our default under or otherwise restructure the subordinated notes, or to maintain the cooperation of the holders of such notes, could negatively impact our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

Expected cash flow from operations. In addition to financing sources, our operating cash flow is a significant source for us to meet our future capital needs. Our ability to generate sufficient operating cash flow is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers; and

•	our ability to continue to grow our customer base.

Over the 2006 year, the Company experienced significant improvement in its cash flow from operations compared to the prior year. More than $800,000 of expense recorded in the 2006 year related to non-cash, stock based compensation compared to only $400,000 in non-cash expenses (related to the loss on the warrants) in the prior year, and the Company did not incur the significant costs related to the reverse merger, including litigation costs. As a result, 2006 cash flow from operations improved by more than $2 million over 2005. This improvement placed the Company in a position to fund the purchase of McAleer with the increase in its revolving credit facility, but without significant new types of debt or equity. While not anticipated, the use of short-term funding for the acquisition could place some pressure on us in the short-term. However, we bill the largest portion of our annual service agreements for our software segment toward the end of the third quarter. These funds are collected primarily in the third and third quarters. The addition of the McAleer acquisition adds another large portion of similar billings at the end of the fourth quarter, which is collected primarily in the fourth and first quarters. Additionally, our projections as to the acquisition of McAleer were that it would be cash flow positive, including the costs of financing. Our cash flow from operations remained over $2.0 million in the first nine months of 2007 as in the first nine months of 2006. As a result, we see risk associated with the costs of the acquisition as being in the near-term and continuing improvements in our cash position long-term. This assessment does not take into account additional capital related to additional acquisitions, and it assumes our ongoing ability to secure asset-based financing to fund our growth. Our primary reasons for pursuing other financing and equity capital are to reduce short-term risk, if any, to fund acquisitions, and to repay our subordinated notes (potentially as part of funding an acquisition).

Purchase Commitments. The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. Currently we have purchase order commitments, renewable quarterly, to Promethean, one of our major suppliers, for interactive whiteboard inventory of $3.2 million. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Burden of Professional and Legal Compliance Costs. For the nine month period ended September 30, 2007, professional and legal compliance and litigation costs, excluding stock-based (non-cash) compensation, totaled $499,000. These related primarily to compliance costs related to operating as a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should continue and could increase somewhat in the fourth quarter as the Company wraps up its initial implementation of the controls related to the Sarbanes-Oxley Act, and due to the continued registration of shares commitment through 2009. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Management anticipates that some cost efficiencies may be realized as CSI gains experience as a reporting company and management seeks to manage compliance costs.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2007 will principally consist of $1.2 million for software development and $600,000 for capital expenditures. As of September 30, 2007 we had capitalized approximately $785,000 of software development costs and $223,000 in capital expenditures. We plan to fund these amounts through cash flow from operations, our line of credit or other financing options discussed above.

Subordinated Promissory Notes. At September 30, 2007, subordinated promissory notes payable to shareholders totaled approximately $2.3 million. Although we possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable. We pay a default interest rate of 15% both on the principal balance and any interest not paid quarterly. From time to time we have deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. No interest was in arrears as of September 30, 2007.

Our subordinated noteholders have cooperated with us in the deferral of payment on the subordinated notes. We anticipate the continued cooperation of the noteholders and the ultimate resolution with future payments or other restructuring of our subordinated debt. Looking forward, considering our growth and acquisition strategy, we believe it unlikely that we will be able to generate sufficient operating cash flow so as to permit repayment of the subordinated notes with draws under the revolving credit facility. Instead, we believe the subordinated notes will more likely be restructured or repaid from long term capital sources. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, we can give no assurance that we will be able to successfully restructure, extend or repay the subordinated notes, or that the noteholders will continue to cooperate. Our bank lender has likewise consented with respect to the subordinated notes and has granted a waiver relating to their nonpayment. The notes are subordinated to our senior bank debt, and we believe the ability of the noteholders to have direct recourse against us is limited. However, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such noteholders also may take legal or other adverse collection actions against the Company. We can therefore give no assurances as to what adverse collection actions the subordinated noteholders might take, and the impact such actions and default might otherwise have on our other creditors and our financial condition. However, we do not anticipate any of the noteholders taking any action detrimental to us. It should be noted that five of the subordinated noteholders are currently significant stockholders of the Company, and four of these are executive officers. The sixth noteholder, Barron, holds all our preferred stock.

In September 2007, Barron exercised warrants for which the Company received proceeds of $84,000. Additionally, subsequent to September 30, 2007, and through October 25, 2007 Barron exercised additional warrants the proceeds from which amounted to an additional $654,000. Among other options, we may repay a portion of the subordinated notes with a portion of such proceeds while retaining a portion for working capital or other expansion opportunities. We may pay a portion or the balance of subordinated note amounts outstanding from future warrant proceeds.

McAleer and Potential Acquisitions. We are examining the potential acquisition of companies and businesses within our industry. We are unable to predict the nature, size or timing of any such acquisition, and accordingly are unable to estimate the capital resources which may be required. Any acquisition would be subject to our utilizing sources in addition to those described above. These alternative sources could include the issuance of our common stock or other securities in an acquisition, seller financing, and bank and other third party financing, among other things. We can give no assurance that, should the opportunity for a suitable acquisition arise, we will be able to procure the financial resources necessary to fund any such acquisition or that we will otherwise be able to conclude and successfully integrate any acquisition.

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

In September 2007, Barron exercised warrants for 120,000 shares of common stock of the warrants priced at $0.70 each, for which the company received proceeds of $84,000. Additionally, subsequent to September 30, 2007, and through October 25, 2007 Barron exercised additional warrants priced at $0.70 for 933,800 shares of commons stock, the proceeds from which amounted to an additional $654,000. This leaves warrants of approximately 0.5 million shares of common stock representing proceeds of approximately $400,000 remaining from those priced at $0.70 each. Among other options, we may repay a portion of the subordinated notes with a portion of such proceeds while retaining a portion for working capital or other expansion opportunities.

The complete exercise of the warrants is in the sole discretion of Barron, subject to the restrictions in the preferred stock and the warrants prohibiting Barron from beneficially holding greater than 4.9% of our outstanding common stock at any time. Although we presume any decision by Barron to further exercise the warrants or any portion would depend upon our stock price, results of operations and the long term outlook for the development of our business, among other things, we cannot predict if and when Barron may exercise the warrants. Accordingly, there can be no assurance that Barron will exercise additional warrants and that we will receive any resulting capital.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange At of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. These include, without limitation, those controls and procedures designed to insure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

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

In August 2007, the Security and Exchange Commission (“SEC”) amended Rule 1-02 of Regulation S-X [17 CFR 210.1-02(a)(4)] by adding a new paragraph to define both the terms “material weakness” and “significant deficiency.” Under the new guidance, a material weakness is defined as “a deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.” The new guidance further defines significant deficiency as, “a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.” As defined in this new standard, our management identified certain significant deficiencies in our internal controls over financial reporting in our most recent review of our internal control environment.

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

Specifically, in the second quarter of 2007, we hired an additional employee with public reporting and Sarbanes-Oxley experience. This employee began in late May 2007, and in the late second and through the third quarter, assisted us with documenting a significant additional amount of the processes and controls related to financial reporting and disclosure, and has been instrumental in developing documentation within the monitoring and compliance software, as previously discussed above. This work did not include any significant changes to our control environment as of September 30, 2007, but we do expect changes by year end. With the addition of this resource, we are confident that the implementation of required controls and procedures will occur in time sufficient for the proper testing and verification to take place prior to management issuing their certification as to the effectiveness of any such controls and procedures.

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

As discussed above, we also maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and the transactions are executed in accordance with management’s authorization and properly recorded. Other than the deficiency related to completing our work in connection with documentation of controls and process level improvements, as noted above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that materially, or are reasonably likely to materially, affect the Company’s internal control over financial reporting.

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

The Company’s subordinated note holders have cooperated with us in the deferral of payment on the subordinated notes. After discussion with the subordinated note holders, we did not pay the quarterly interest payments that were due on either January 1, 2007 or April 1, 2007 until May 18, 2007. We made the decision to defer these payments in a conservative effort to preserve cash flow anticipating the potential impact on liquidity of borrowings as a result of the McAleer acquisition. As of October 25, 2007 the Company has paid in full all interest and interest penalty payments due to the subordinated note holders, but may defer future interest payments should such deferral be required. Depending on cash flow and liquidity, management will also consider and may make some payments toward reduction of the principal.

The Company anticipates the continued cooperation of the note holders and the ultimate successful negotiation of a maturity date extension or other restructuring of its subordinated debt with the holders. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, the Company can give no assurance that it will be able to successfully restructure, extend or refund the subordinated notes, and that the note holders will continue to cooperate. The notes are subordinated to the Company’s senior bank debt, and management believes the ability of the note holders to have direct recourse against us is limited. However, the Company can give no assurances as to what adverse collection actions the subordinated note holders might take, and the impact such actions and default might otherwise have on its other creditors and its financial condition. The Company does not anticipate any of the note holders taking any action which would be detrimental, as five of the subordinated note holders are currently significant stockholders of the Company, four of whom are executive officers. The sixth note holder, Barron, holds all of the Company’s preferred stock.

Item 5.	Other Information.

Entry into a Material Definitive Agreement

Renewal of Agreement with Cisco Systems, Inc.

On March 18, 2005, the Company was re-certified as a Cisco Premier certified partner pursuant to an Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. The re-certification was effective through September 30, 2007. On March 2, 2007, the Company was notified electronically that such certification had been renewed effective January 29, 2007 through March 26, 2008.

Renewal of Hewlett Packard Agreement

Pursuant to a Hewlett Packard US Business Development Partner Agreement, the Company was appointed a Business Development Partner for the purchase and resale or sublicense of Hewlett Packard’s products, services and support. The agreement was originally effective until March 31, 2005 and was subsequently extended until June 30, 2007. On November 8, 2007, the Company was notified electronically that the agreement had been renewed through May 31, 2009.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Centura Bank is a facility under which we may borrow, repay and then re-borrow. Advances and repayments under the credit facility occur daily, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through October 25, 2007. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through September 10, 2007 was previously disclosed in our Form 8-K dated September 10, 2007.

Date	Loan Balance
September 11, 2007	2,176,000
September 13, 2007	3,545,000
September 19, 2007	2,225,000
September 28, 2007	2,646,000
October 24, 2007	1,178,000
October 25, 2007	1,041,000

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amended and Restated Loan and Security Agreement between the Company and RBC Centura Bank dated September 14, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 14, 2007.

10.2	Amended and Restated Commercial Promissory Note between the Company and RBC Centura Bank dated September 14, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 14, 2007.

10.3	Commitment Letter between the Company and RBC Centura Bank dated September 10, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed September 14, 2007.

10.4	Notification of March 2, 2007 of renewal of Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated January 9, 2006.

10.5	Notification of November 8, 2007 of renewal of H.P. US Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. effective through May 31, 2005.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date:	November 13, 2007	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date:	November 13, 2007	By:	/s/ David B. Dechant
David B Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Loan and Security Agreement between the Company and RBC Centura Bank dated September 14, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 14, 2007.

10.2	Amended and Restated Commercial Promissory Note between the Company and RBC Centura Bank dated September 14, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 14, 2007.

10.3	Commitment Letter between the Company and RBC Centura Bank dated September 10, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed September 14, 2007.

10.4	Notification of March 2, 2007 of renewal of Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated January 9, 2006.

10.5	Notification of November 8, 2007 of renewal of H.P. US Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. effective through May 31, 2005.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.