Form 10-K
period 2007-12-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2008-03-10
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51758

COMPUTER SOFTWARE INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0216911
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

900 East Main Street, Suite T, Easley, SC	29640
(Address of principal executive offices)	(Zip Code)

(864) 855-3900

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,015,663

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 20, 2008
Common Stock, $0.001 par value per share	4,698,970 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.	Business.

A. Introduction

Unless the context requires otherwise, (1) “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the combined business of Computer Software Innovations, Inc., a Delaware corporation, and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation; (2) “VerticalBuyer” refers to the Company prior to our 2005 merger; and (3) “CSI – South Carolina” refers to Computer Software Innovations, Inc., a South Carolina corporation, prior to the 2005 merger.

We develop software and provide hardware-based technology solutions. Our internally developed software consists of fund accounting based financial management software and standards-based lesson planning software. Our primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund,” or by source and purpose of the funding. Our fund accounting software is used primarily by public sector and not-for-profit entities. In September 2005, we acquired standards-based lesson planning software. The software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. Results of operations related to our software-based solutions are reported through our Software applications segment. We also provide a wide range of technology solutions, including hardware and design, engineering, installation, training and ongoing support and maintenance. Our solutions include computers, networking, security, IP telephony and distance learning and video communication. Results of operations related to our technology-based solutions are reported through our Technology solutions segment.

Our operations are those of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation organized in 1990. The history and development of CSI – South Carolina is described in “—C. History and Development of CSI – South Carolina.” Our current business operations are described in “—B. Overview” and elsewhere in this “Item 1. Business.”

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

The merger and related transactions are described in “—E. The Merger and Recapitalization.”

In accordance with our business strategy, on January 2, 2007, we purchased substantially all of the assets and business operations of McAleer Computer Associates, Inc. (“McAleer”). The total purchase price for the assets acquired was $4,050,000. Details on the acquisition are described in “—I. McAleer Acquisition.” McAleer, an Alabama corporation based in Mobile, Alabama, is primarily a provider of financial management software to the K-12 education market. It has been in operation for over twenty-five years. The acquisition of McAleer strengthened CSI’s current operations with the addition of an office in Mobile, Alabama, from which CSI will be able to deliver expanded software, technology and service offerings to a broader geographic area and the local government (city and county) markets. The addition of McAleer brings on more than 160 additional fund accounting customers in the K-12 education sector, with a geographic presence in five states not previously served by CSI: Alabama, Mississippi, Louisiana, Tennessee and Florida. Like CSI, McAleer also has customers in Georgia and South Carolina. In contrast to CSI, McAleer has not historically focused on the local government market or provided as broad a range of technology solutions. CSI has the opportunity to increase sales to those specific markets and the new regions that McAleer serves.

The products and services previously offered by McAleer are now products and services of CSI. However, in order to differentiate, we refer to the products and services offered by McAleer prior to the acquisition, and from which continued service and support is offered from the Mobile, Alabama office subsequent to the acquisition, as “McAleer” or “CSI—Mobile” products and services. Software applications segment related operations and services offered from CSI prior to the acquisition of McAleer, both before and continuing after the acquisition, are referred to as “CSI-Easley” operations. All other products and services of CSI referred to are those offered by CSI prior to the acquisition of McAleer, and for which CSI continues to provide the development, support and services primarily out of its Easley, South Carolina headquarters.

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

B. Overview

We develop software and provide hardware-based technology solutions. We monitor our business as two segments, but take advantage of cross-selling and integration opportunities. Our internally developed software is sold and supported through our software applications segment. We provide hardware-based technology solutions through our technology solutions segment. By strategically combining our fund accounting software with our ability to integrate computer and other hardware, we have been successful in providing a variety of technological solutions to over 700 clients located in South Carolina, North Carolina, Georgia, Alabama, Louisiana, Mississippi, Tennessee, and Florida. We are pursuing a national presence with a primary, initial focus on the southeastern region of the United States.

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

More detailed information concerning the modules noted above and additional specialty modules is presented in “—G. Products and Services.”

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

McAleer is in the process of upgrading approximately 60% of its customers to the latest major release of the McAleer fund accounting system. These upgrades provide additional revenue due to the increased pricing structure to reflect the enhancements in the latest major release. Accordingly, while not estimable, we anticipate an ongoing improvement in our recurring revenues through this upgrade process.

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

We also provide standards-based lesson planning software. This software is designed to allow teachers to create lesson plans that tie to a state’s curriculum standards. Lesson plans may then be reviewed by school administrators and reports generated to determine if standards have been met. Additional information concerning the standards based learning planning software is presented in “—G. Products and Services.”

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

Technology Solutions Segment

Our technology solutions segment has a staff of certified systems engineers capable of providing a broad range of technology solutions to our clients. Certified systems engineers are computer professionals who have passed a test indicating specialized knowledge in the design, planning and implementation of specific computer–based technology. These solutions can include, among other capabilities, planning, installation and management of computer, internet telephony, wireless, video conference, security monitoring and distance and classroom learning projects. Through this segment we also provide subsequent support and maintenance of equipment and systems.

In addition, we provide network integration solutions as a value added reseller (selling equipment purchased from vendors to which we have added our engineering services) of computer hardware and engineering services. These technologies include, but are not limited to:

•	technology planning (developing plans to purchase or upgrade computers, telephone equipment, cabling and software);

•	hardware/software sales and installation;

•	system and network integration (combining different computer programs, processes and hardware such that they operate and communicate seamlessly as a tightly-knit system);

•	wide area networking (linking a group of two or more computer systems over a large geographic area, usually by telephone lines or the internet);

•	wireless networking (linking a group of two or more computer systems by radio waves);

•	IP Telephony and IP Surveillance (sending voice calls and surveillance across the internet using internet protocol (“IP”), a standard method for capturing information in packets);

•	project management (overseeing installation of computers, telephone equipment, interactive white board equipment, cabling and software);

•	support and maintenance (using Novell, Microsoft, Cisco and Citrix certified engineers and other personnel to fix problems);

•	system monitoring (proactively monitoring computers and software to detect problems); and

•	education technologies (distance learning and classroom learning tools, including interactive white board solutions).

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

The chart below shows revenues, gross profit and gross margin by business segment for the years ended December 31, 2007 and 2006.

(in thousands)	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues
Software applications segment	$10,478	$5,020
Technology solutions segment	44,719	23,534

Revenues	$55,197	$28,554

Gross Profit
Software applications segment	$4,362	$2,664
Technology solutions segment	6,959	3,709

Gross Profit	$11,321	$6,373

Gross Margin
Software applications segment	41.6%	53.1%
Technology solutions segment	15.6%	15.8%
Gross Margin	20.5%	22.3%

The decline in the margin, driven primarily by a decline in the margin in the software applications segment, is due primarily to the addition of McAleer, which has historically reported lower margins than CSI-Easley.

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

The addition of the technology sector provided an additional revenue source from the existing client base and new contacts. The result was an increase in revenues from approximately $2 million in 1999 to revenues of approximately $44.7 million for the fiscal year ended 2007.

By 2000, CSI Technology Resources, Inc. ceased to operate or be accounted for as a separate organization. Accordingly, Ms. Hedrick, Ms. Hawkins and Messrs. Black, Clinton and Buchanan became equal shareholders in CSI – South Carolina. Each principal managed a specific area of the business (i.e., sales, technical support services, product development, engineering and administration-finance). The business has continued to operate in a similar manner following the 2005 reverse merger.

Events Leading Up to 2005 Restructuring

In 2001, Joe Black, one of the owners and the Chief Financial Officer of CSI – South Carolina at the time, announced to the other four owners that he expected to retire within three years. The five owners of CSI – South Carolina began to plan for the approaching retirement of Mr. Black and for the possible disposition of his shares of stock in connection with his retirement. The owners decided to look for financing and considered the possibility of selling stock from each owner in CSI – South Carolina to an investor, as well as positioning CSI – South Carolina for growth. CSI – South Carolina interviewed a few investment banking firms in 2001 and 2002, and selected The Geneva Companies, Inc. (“Geneva”), an affiliate of Citigroup, Inc. Management engaged Geneva to advise CSI – South Carolina and the five principals on valuation and financing strategies. Geneva directed the process of locating potential strategic or financial partners for CSI – South Carolina.

CSI – South Carolina spoke with several interested parties from 2003 into 2004. CSI – South Carolina and its owners signed a letter of intent on May 10, 2004 to sell the stock of CSI – South Carolina to Yasup, LLC of New York, New York, which CSI – South Carolina management believed to be affiliated with a larger company in CSI – South Carolina’s industry. Ultimately, the parties could not come to terms by the termination date of the letter of intent or afterwards, and the proposed acquisition was abandoned.

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

Barron is a “micro-cap fund,” limited by its organizational documents to investments in companies that are public entities, so the transaction required the merger of CSI – South Carolina into a public company that was already reporting to the SEC prior to the investment by Barron. In order to accomplish this, Barron and CSI – South Carolina determined that the most effective alternative was for CSI – South Carolina to merge into a publicly held inactive shell corporation. In addition, our shareholders believed that converting CSI – South Carolina into a publicly held entity would provide the Company, in the long term, with access to public capital markets that could provide funds for future strategic growth. A public market for the Company’s stock would also provide the five shareholders with liquidity for their equity investment in the recapitalized Company.

On February 10, 2005, CSI – South Carolina and VerticalBuyer, its then 77% owned subsidiary and an inactive shell company, entered into the Agreement and Plan of Merger. The agreement provided that CSI – South Carolina would merge into VerticalBuyer, with VerticalBuyer being the surviving corporation. As a result, CSI – South Carolina became a publicly held company reporting to the SEC. Also on February 10, 2005, CSI – South Carolina and Barron entered into definitive agreements for a preferred stock investment in the Company following its merger with CSI – South Carolina. The merger and other transactions contemplated by the Barron letter of intent and definitive agreements were consummated February 11, 2005 and are described in more detail in “—E. The Merger and Recapitalization” below.

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

Under Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” the merger of CSI – South Carolina into VerticalBuyer was considered to be a reverse acquisition, whereby CSI – South Carolina was considered to be the acquirer. Accordingly, the assets and liabilities of CSI – South Carolina continued to be recorded at their actual cost. VerticalBuyer had no assets or liabilities at the time of acquisition. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) were the financial statements of the acquirer (CSI – South Carolina). Costs associated with the reverse acquisition were required to be expensed as incurred. Shares issued in the transaction are shown in our financial statements as outstanding for all periods presented and the activities of the surviving company (VerticalBuyer) are included only from the date of the transaction forward. Shareholders’ equity of CSI – South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

Description of Merger and Related Investment Transactions

Purchase of Majority Interest of VerticalBuyer by CSI – South Carolina

On January 31, 2005, CSI – South Carolina purchased 13,950,000 shares of the common stock, $0.001 par value, of VerticalBuyer from Maximum Ventures, Inc. (“Maximum Ventures”) pursuant to a Stock Purchase Agreement. The shares purchased by CSI – South Carolina represented approximately 77% of VerticalBuyer’s outstanding common stock. The purchase price was $450,000, with approximately $53,000 of that amount going to satisfy the outstanding liabilities of VerticalBuyer at that time. CSI – South Carolina also reimbursed Maximum Ventures for legal expenses of $20,000. The purchase price was reduced by a $5,000 allowance from Maximum Ventures to defray a portion of the estimated costs of preparation of tax returns for 2001, 2002, 2003 and 2004 and accountant fees for the 2004 audit. CSI – South Carolina also received credit for the $50,000 pre-paid advisory fee previously paid by Barron to Maximum Ventures as earnest money. As a part of its preferred stock investment in the Company, Barron contributed the $50,000 prepayment for the Company’s benefit to help defray transaction legal expenses. There were no finder’s fees or other monetary consideration paid in connection with the Stock Purchase Agreement and the purchase of the VerticalBuyer shares.

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

The Merger

On February 10, 2005, VerticalBuyer and CSI – South Carolina executed an Agreement and Plan of Merger. On February 11, 2005, CSI – South Carolina merged into VerticalBuyer, with VerticalBuyer continuing as the surviving corporation. In the merger, the former stockholders of CSI – South Carolina received, in exchange for their shares of CSI – South Carolina common stock, two sets of notes totaling $3,624,800 and $1,875,200, respectively, and 2,526,905 shares of our common stock. Such consideration was in addition to the pre-merger dividend by CSI – South Carolina. The set of notes totaling $3,624,800 was repaid to the former CSI – South Carolina shareholders immediately following the merger from the proceeds of the preferred stock and the $1,875,200 subordinated note issued to Barron, as described under “—Sale of Preferred Stock and Warrants” below. Subordinated notes payable to the former shareholders of CSI – South Carolina totaling $1,875,200 remained outstanding following the merger. Amounts outstanding under these notes totaled $1,125,200 as of December 31, 2007. The terms of the subordinated notes are described more fully under “—Subordinated Notes” below.

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

Sale of Preferred Stock and Warrants

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

Information on the accounting treatment of the warrants is presented in “—Registration Rights Agreement” below.

The terms of the Series A Convertible Preferred Stock are contained in the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, which is part of our charter and filed with the Secretary of State of Delaware. Disclosure on the provisions of the Certificate of Designation is contained below in “—Certificate of Designation.

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

The Barron note provides that the Company will repay to Barron $1,875,200, with interest accruing at an annual rate of the prime rate plus 2%. We were to repay the principal on the note in full on or before May 10, 2006. Any past due and unpaid amounts bear interest at the rate of 15% per annum until paid in full. At December 31, 2007, $1,125,200 was outstanding under the Barron subordinated note.

The aggregate principal sum borrowed under the notes payable to the five former shareholders of CSI – South Carolina is $1,875,200, or $375,040 per individual. Other than the principal amount borrowed, the terms of the notes are substantially identical to the note payable to Barron. On December 31, 2007, the aggregate outstanding balance on the five shareholder subordinated notes was $1,125,200.

We did not repay the subordinated notes to Barron and the former CSI – South Carolina shareholders at their maturity on May 10, 2006. After consultation with the bank and the holders of the subordinated notes, we determined that it was not in the best interest of all stakeholders to repay the notes at that time. We anticipate the continued cooperation of the noteholders and the ultimate successful negotiation of a maturity date extension or other restructuring of our subordinated debt with the holders. The subordinated notes may, for example, be refinanced as a part of the financing of future acquisitions, or repaid from the proceeds of the exercise of the warrants by Barron. However, we can give no assurance that we will be able to successfully restructure, extend or refund the subordinated notes, and that the noteholders will continue to cooperate. The repayment of the subordinated notes is discussed in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—G. Liquidity and Capital Resources.”

Certificate of Designation

The terms of the Series A Convertible Preferred Stock are governed by an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on November 7, 2005, which we refer to as the “Certificate of Designation.” The Certificate of Designation authorizes the issuance of up to 8,300,472 shares of Series A Convertible Preferred Stock. The preferred stock is convertible into shares of our common stock on a one-for-one basis at the election of the holder. There are no redemption provisions.

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

•

Provides that the preferred stockholder may elect liquidation treatment and recover its investment in the preferred stock under certain stock transfer or business combination transactions (for example, in the event of a tender offer or compulsory share exchange);

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

F. Our Niche in the Governmental and Educational Technology Market

There are approximately 3,100 counties (according to the U.S. Dept. of Census), 36,000 cities and towns (according to the National League of Cities) and more than 14,000 school districts (according to the National Center for Education Statistics) in the United States. Each of these organizations is a potential candidate for an integrated financial management system as well as for various technology services and products. Since many local governments are moving toward outsourcing of information technology services, even more opportunities are available for our services. In 2007, the sale of software, hardware and services to non-educational governmental organizations accounted for approximately 8% of our total sales.

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

Prior to 1999, our proprietary fund accounting system was a DOS-based product. DOS, or Disk Operating System, was the personal computer operating software used widely before the release of Microsoft’s Windows® software. In July 1999, we released a Windows® based version of the system as “CSI Accounting+Plus.” This product was written with Microsoft’s Visual FoxPro® database, a relational database, and utilizes Crystal Reports®, an industry standard report generator. Over the next four years, approximately 120 software clients upgraded from the DOS based system to the new product. For our clients, this upgrade process included data conversion, installation and training on the new system and, in many cases, a hardware upgrade. The CSI Accounting+Plus system has also been installed in approximately 150 new clients during the period from 1999 to 2007. In addition to software sales, we offer ongoing customer support for the accounting software. This support is provided under a guaranteed service agreement, providing the client with phone support, online user assistance and routine updates to the software.

While we continue to market the Visual FoxPro® version, the CSI Accounting+Plus system is currently being rewritten with Microsoft’s .Net (pronounced “dot-net”) and SQL (pronounced “sequel” and standing for Structured Query Language) database technologies. This new version, SmartFusion, will provide improved performance, scalability, more flexible data access and native data-tagging (XML or Extensible Mark-up Language) web support. SQL and .Net have become the industry standards for software development, and XML has become an industry standard for data tagging and retrieval. We have already completed the conversion of the majority of our core accounting modules, with the personnel module still in progress. We anticipated completing the personnel and certain additional modules over the remainder of 2008. The current CSI product contains the functionality required by our clients but moving to the SQL and .Net platform will allow us to be more competitive on both a regional and national level.

A new software service option called “Service+Plus” has also been developed. This plan will provide the normal coverage of a guaranteed service agreement but will also include version protection: clients will get new major releases of the software without additional fees. Service+Plus will also provide clients free attendance to webinars (seminars which may be attended remotely by use of the internet), free user conference attendance, one free Crystal Reports® training class each year, disaster recovery (off-site data storage) and discounts on additional software modules, training and engineering services.

The CSI Accounting+Plus software suite is designed as a modular solution. The modules are sold separately to enable customers to pick and choose only those modules that are needed to provide desired functionality. The modules in the software suite are shown in the following table:

Accounting Modules	Specialty Modules
Accounts Payable	Audit Reporting
Accounts Receivable	Claims Reimbursement
Budget Preparation	Food Service Reporting
Check Reconciliation	Inventory
Cost Allocation	Pupil Activity Accounting
Fixed Assets	Warehouse Requisitions
Fund Ledger	Employee Self Service
Payroll	Online Bill Pay
Purchasing
System Manager

Payroll / Personnel Support Modules	Municipal Modules
Absent Employee Tracking	Business License
Applicant Tracking	Cash Collections
Available Substitutes	Construction Permits
Insurance and Benefits	Utility Billing
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

We have converted this product to a Microsoft SQL database and internet-based product and are marketing it as “curriculator™ standards based lesson planner.” The product is ready to market and we are currently developing a strategic marketing plan designed to accomplish profitable objectives and positive return. We continue to add functionality to the product based on feedback from current user groups. Costs related to identifying such functionality and their technological feasibility are expensed while costs related to programming of known technologically feasible improvements are capitalized.

We believe the addition of this product, while not yet material, may provide significant additional revenue in the future as we are able to offer an additional product to our existing school-based customers. However, we can give no assurance that this software product will in fact prove successful. We believe the product can achieve sufficient acceptance in the market place to cover our investment. If at anytime we were to determine it would not, at the time we reached such determination, we would write down all or the applicable portion of the capitalized costs related to this product based on projected cash flows. As of December 31, 2007, we had capitalized approximately $500,000 related to this product, and had received approximately $29,000 in revenues.

We believe the product may also provide a source of additional contacts and referrals. The gross profit received from each sale of this product may be significantly less than that of our traditional fund accounting software. As a result, we intend to use telesales as a cost effective method of generating additional contacts, have a dedicated sales representative, and may use the Internet as a medium for demonstrations and software delivery, in order to minimize selling and delivery costs.

Hardware Sales and Related Support Services

Our technology solutions segment provides network system solutions to more than 200 governmental organizations in South Carolina, North Carolina and Georgia. We also plan to market technology solutions into the five additional states where we have a presence as a result of the McAleer acquisition, and have already begun doing so in Alabama. This segment provides professional network integration services as well as network computing solutions to our customers. We strive to deliver high-quality hardware, software and related professional services to help our customers plan, acquire, implement, manage and upgrade their organizations’ information systems.

We have established associations with some of the largest vendors in the industry, and with others whom we believe offer innovative products. We believe that strong industry relationships will further enhance our competitive position. We have developed and maintain the following vendor relationships:

•

Our focus on the K-12 sector has led to our developing relationships with vendors who specialize in technologies for the classroom. Promethean Collaborative Classroom Solutions offers what we consider to be the industry-leading solution for transforming the classroom into an interactive learning environment. Using Promethean’s ActivBoards, students are able to use a stylus on a special electronic white board to interact with computer projected images. The computer reacts to the stylus activity and projects the results. By having an exclusive sales arrangement to market Promethean ActivBoards in North Carolina and South Carolina, we believe we are able to maintain gross margins. In addition to selling the ActivBoards, we offer installation services, end user training and market complementary products (e.g., projectors, PC Tablets) to be used with the boards for the collaborative classroom. Our classroom solutions are currently our primary revenue generator, generating approximately half of our technology solutions revenues.

•

Significant focuses in the technology solutions segment include IP (internet packet-based) telephony, wireless, system security and routing/switching. We have a strategic relationship with Cisco Systems, Inc. (“Cisco”), a worldwide leader in networking for the Internet and technology innovation, whereby Cisco provides the hardware necessary to implement these systems. We purchase the majority of our Cisco equipment through Ingram Micro. Ingram Micro is a multi-national distributor of technology hardware. Although we are an indirect reseller of Cisco products, we periodically work closely with Cisco representatives, particularly on large sales. This relationship occasionally produces customer leads and referrals. We also encourage our employees to pursue Cisco technical certifications, as such certifications as well as the achievement of certain sales volumes of Cisco products can make us eligible for certain incentives periodically offered by Cisco. We also participate in certain state contract pricing frameworks that Cisco has established with public entities. Purchases from Ingram Micro are made on an individual purchase order basis. We have no formal agreements with Ingram Micro.

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

Our relationship with Promethean is established through a reseller agreement, under which we are able to sell interactive whiteboard products on an exclusive basis in two states, South Carolina and North Carolina. In early 2008 we entered into an affiliate relationship with another vendor, providing us the opportunity to sell Promethean products in certain counties in the state of Alabama. Both the exclusive reseller agreements and the affiliate agreement provide us with the ability to sell both Promethean products into these markets, as well as provide additional opportunities to sell our related project management and technical services.

Our relationships with Cisco, HP, DIVR and Tandberg are established through standard reseller agreements. These agreements make us eligible to resell products on a generally non-exclusive basis, many in specifically authorized geographic regions, and make us eligible, from time to time, for periodic promotions, special offers and manufacturing standard volume discounts and rebates, when offered. Occasionally we may request special pricing for large volume deals, particularly in competitive situations, which may be approved on a case by case basis. Due to our sales and marketing success on behalf of vendors, we have been asked from time to time to represent products in new geographic regions. As we expand we will exploit these opportunities as they come available and as we have the financial justification for the physical presence to do so.

In addition to the above relationships, we also have developed relationships with Microsoft, Novell, Packeteer, Symantec, Citrix and other hardware-based solution providers, which are on similar terms with those of Cisco, HP, DIVR and Tandberg, and some of whose products we may purchase either from the manufacturers or through our distributor relationship with Ingram Micro (discussed above). We also have one additional vendor, Synnex. Our purchases from Synnex, like those from Ingram Micro, have, at times, equaled more than 10% of our annual purchase volume. Synnex is also a distributor of technology hardware. We have no formal agreement with Synnex and, like Ingram Micro, purchase technology accessories on a purchase order by purchase order basis. The products purchased from Synnex are also readily available through other vendors.

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

Reseller Model

In order to move into new regions and states, we are pursuing a reseller model in those areas where it will be the most expedient way to introduce our primary software application. There are often information technology organizations established in an area that have sales staff in place to market our products.

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

Product Enhancement

We have rewritten the lesson planning software to be web-enabled. In addition, we are building in curriculum standards for all states.

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

We believe our markets contain a number of attractive acquisition candidates. We foresee expanding through acquisitions of one or more of the following types of software and technology organizations:

•	Developers and resellers of complementary software, such as time and attendance, workflow management, tax appraisals and assessment, education, court and law enforcement related products.

•	Software companies with operations in the public educational and governmental market segments.

•	Consulting firms providing high level professional services. We believe this type of acquisition would enhance our offering of technology planning and project management.

•	Cabling and infrastructure contractors. We currently outsource cabling services.

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

I. McAleer Acquisition

Summary of Transaction

On January 2, 2007, we consummated the purchase of substantially all of the assets and business operations of McAleer Computer Associates. The terms and conditions governing this acquisition were set forth in an agreement dated November 27, 2006. The total purchase price was $4,050,000. We did not assume any liabilities of McAleer, other than certain leases and obligations of McAleer under ongoing customer contracts. We are operating the acquired business as a division of the Company under the name “CSI McAleer Technology Outfitters,” and retain the business location in Mobile, Alabama.

About McAleer Computer Associates, Inc.

McAleer was primarily a provider of financial management software to the education K-12 market. In operation for over twenty-five years, its current footprint included installations in Alabama, Georgia, Mississippi, Louisiana, Tennessee and Florida. The addition of McAleer allows us to expand our reach from the primary three-state market where we were doing business prior to the acquisition to an eight-state footprint throughout the Southeast. We believe the acquisition constituted a significant move in implementing our stated strategy of geographic expansion, with an ultimate goal of achieving a national presence.

William J. McAleer was the sole shareholder and founder of McAleer, and until approximately four years ago he managed its day-to-day operations. Since that time, the operations have been managed by Jeffrey Mackin, who continues to lead the Mobile operations as a part of CSI following the acquisition. We believe McAleer has a reputation for delivering quality customer service. We are utilizing McAleer staff to continue to service its existing clients. We have been able to capitalize on the Mobile location to market expanded technology and service offerings to the broader geographic area and have secured clients for CSI-Easley in the local government (city and county) markets within the added geographic footprint. In contrast to CSI, McAleer has not historically focused on the local government market or provided as broad a range of technology solutions.

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

For more detailed financial information with respect to McAleer and the acquisition, see the pro forma financial information for the year ended December 31, 2006 included in Note 2, “McAleer Acquisition” to our consolidated financial statements dated December 31, 2007.

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

In accordance with the terms of the Agreement, we also entered into a Consulting Agreement with Mr. McAleer dated December 2, 2006. Under the terms of the Consulting Agreement, Mr. McAleer will advise us on various aspects of McAleer as we may request, including marketing, sales, production activities, and customer relations. Mr. McAleer will be paid $75 per hour, plus expenses, for his services. The initial term of the Consulting Agreement expired on December 31, 2007 and was not renewed.

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

J. Sales, Marketing and Distribution

We market our products and services through direct sales throughout North Carolina, South Carolina, Georgia, Alabama, Mississippi, Louisiana, Tennessee and Florida. We have been expanding our direct sales to cover the larger southeastern United States region. Our inside sales staff provides lead generation and support to the direct sales team.

We have twelve outside sales persons, including a Senior Vice-President of Strategic Relationships, a Vice President of Sales and a Chief Technology Officer, and six additional employees on our inside sales staff. In line with our expansion plans described above under “—H. Strategy,” we plan to expand both of these teams further as we expand our geographic presence. Other employees are involved in selling on a daily basis. Engineers and trainers have excellent opportunities to sell additional products and services to clients while delivering services.

Our marketing efforts include participation in various trade shows (for municipalities, counties and education), road shows to showcase various products and services, and mailings to target specific products and services.

Our inside sales staff provides leads to the outside staff and also produces proposals to be delivered to prospects and clients. In 2004, the software inside sales staff began making outbound calls to pre-qualify leads for the outside sales staff. This has proven successful and we intend to expand these calls during 2008 through the use of telesales personnel.

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

In 2006 we reorganized our sales force, with representatives selling both software and technology. The purpose of this reorganization was to take advantage of cross-sell opportunities within customer accounts. Previously, our sales personnel had focused on selling either software or technology. While the reorganization was not entirely ineffective, we found that our sales personnel gravitated to either software or technology. Moreover, our market analysis confirmed that fewer personnel in a geographic area are needed to sell software than technology products and services. Accordingly, market expansion for software sales can be effected more quickly than for technology. Therefore, we found it beneficial to maintain separate sales forces for software and technology. We will continue to encourage our sales personnel to cross-sell all of our products and services, emphasizing our ability to handle all of a client’s needs. We re-implemented a segmented sales approach in 2007, and are continuing with that approach for the foreseeable future.

K. Key Suppliers

Our relationship with Promethean is established through a reseller agreement, under which we are able to sell interactive whiteboard products on an exclusive basis in two states, South Carolina and North Carolina. In early 2008, we entered into an affiliate relationship with another vendor, providing us the opportunity to sell Promethean products in certain counties in the state of Alabama. Both the exclusive reseller agreements and the affiliate agreement provide us with the ability to sell Promethean products into these markets, as well as additional opportunities to sell our related project management and technical services. Sales of Promethean products represented approximately 51% of sales revenues in 2007 and 23% in 2006.

On January 2, 2008, CSI and Logical Choice Technologies, Inc. (“Logical Choice”) entered into a Reseller Agreement dated to be effective October 18, 2007. The Reseller Agreement evidences an affiliate arrangement between CSI and Logical Choice, whereby CSI has been granted the right to sell Promethean and AudioGear products in 33 counties in central and southwestern Alabama. The term of the arrangement is one year, subject to renewal and termination for convenience upon 30-days advance written notice. The agreement also requires CSI to promote and sell only AudioGear-branded audio solutions from Logical Choice in Alabama.

One January 8, 2008, CSI was re-certified as a Cisco Premier certified partner pursuant to an Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. The re-certification is effective through March 26, 2009. The agreement grants us a limited, nonexclusive, revocable license to receive from authorized distributors and distribute to end users both those Cisco products made available to the authorized distributors and Cisco’s proprietary rights in those products. The prices we pay for the Cisco products are set by the authorized distributors. In 2007, sales of Cisco products accounted for 12% of our sales revenue. In 2006, that number was 19%.

Pursuant to a Hewlett Packard U.S. Business Development Partner Agreement, we were appointed a Business Development Partner for the purchase and resale or sublicense of Hewlett Packard’s products, services and support. In this capacity, we will purchase Hewlett Packard’s products, services and support from authorized distributors and resell them to end users. The agreement was originally effective until May 31, 2005, and we received notification that it has been extended in its current form until June 30, 2007. On November 8, 2007, the Company was notified electronically that the agreement had been renewed through May 31, 2009. We purchase products both through HP and through authorized distributors. We also assist our customers in placing orders directly with HP when we act as a sales agent and customer representative. In such cases we record no revenue except for commissions received on the sales. Sales of Hewlett Packard products accounted for 4% of sales revenues in 2007 and 21% in 2006. In addition, we received commissions on customer orders of Hewlett Packard products of $753,971 (1% of 2007 gross sales) in 2007 and $808,486 (3% of 2006 gross sales) in 2006.

L. Customers

Our customers are predominantly educational institutions (K-12 and higher education), municipalities, non-profit organizations and other local governments. We sold services and products to more than 700 customers during 2007. Fifteen customers constituted approximately 50% of the 2007 gross revenues, but no customer constituted more than 20% of gross revenues. Two of our customers combined accounted for at least 28% of our revenues, the Greenville County, South Carolina school district and the Pickens County, South Carolina school district. Due to the nature of the large technology projects we install, it is not unusual for a relatively small number of customers to account for the majority of sales. It is not unusual for customers to have ongoing projects extending across several years.

2007 Revenues by Market Type		2007 Revenues by State
Sector	%	State	%
Private	1	Alabama	7
Public – Education	91	Georgia	7
Public – Government	8	North Carolina	18
		South Carolina	66
		Other	2

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

We were recognized by VAR Business Magazine as one of the top 500 network integration companies in the United States (the VAR Business 500) in 2004, 2005, 2006 and 2007. Additionally, in 2005, we were one of three finalists for the Educational Solution Provider of the Year award also presented by VAR Business Magazine.

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

O. Software Development

In 2007, we spent and capitalized $1,058,070 on software development. In 2006, we spent and capitalized $1,156,307. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, we have spent no material efforts on technological innovation for which the feasibility has been unknown. These software development amounts were accounted for as deferred software development costs and are amortized over the economic life of the related product (generally three years).

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

Federal E-Rate Program

Because we participate in the federal E-Rate Program, we are subject to the rules and regulations of that program. These rules and regulations are continually reviewed and modified and we must stay current with these changes. The risk factor entitled “A significant portion of our revenue stems from sales to schools receiving funding through the E-Rate Program. A loss of such funding could have a material adverse impact on our revenues and financial condition,” contains additional information about the E-Rate program. Approximately 3% and 8% of our 2007 and 2006 revenues, respectively, were generated from the E-Rate program. The Company and its customers compete for federal funds with many other entities and projects. As a result the revenue we receive from the federal E-Rate Program can be volatile.

Q. Employees

As of December 31, 2007, we had 185 full-time employees and five part-time employees. Our relationship with our employees is good. Many employees have worked at CSI for more than five years, some more than ten years. Full-time staff are assigned to the following areas:

Technical/Support Services/Training	56
Software Product Development	26
Engineering Services/Project Management	44
Sales/Sales Support	38
Administration/Finance	21

185

Item 1A.	Risk Factors.

Risk Factors Relating to Our Company

Our customers are predominantly educational institutions, municipalities, non-profit organizations, and other local governments. Negative trends in governmental spending patterns or failure to appropriate funds for our contracts, whether due to budgetary constraints or otherwise, may have an adverse impact on sales revenues.

Approximately 95% of our revenues are generated from sales of software, hardware and services to county and city governments and school districts. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. Many of these contracts are subject to annual review and renewal by the local governments, and may be terminated at any time on short notice. Our dependence on county and city governments and school districts for the sales of our products and services renders our revenue position particularly susceptible to downturns in revenues as a result of changes in governmental spending patterns and the contract award process.

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

As the end of the term of a maintenance agreement approaches, we seek to renew the agreement with the customer. Maintenance agreements represented 10% of our total revenue for the 2007 fiscal year and 9% of our total revenue for the 2006 fiscal year. Due to this characteristic of our business, if our customers chose not to renew their maintenance and support agreements with us on terms beneficial to us, our business, operating results and financial condition could be harmed.

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

We derive a material amount of our revenue from the sale of our fund accounting software and related services, and revenue from this product line and related services is expected to remain a material component of our revenue for the foreseeable future. For the 2007 and 2006 fiscal years, software sales and related revenues for fund accounting software accounted for approximately 8.9% and 6.8% of our total revenues, respectively. We generally grant non-exclusive licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support. We also provide our software under rental arrangements, including ASP (Application Service Provider or CSI hosted) type models. As a result, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, if demand for our fund accounting software declines, we believe we would lose a competitive advantage in providing system integration services, and our technology segment revenues could also decline.

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

Our success depends substantially upon retaining our significant clients. Generally, we may lose clients due to conversion to a competing service provider. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. Our top ten clients constituted approximately 46% and 42% of our revenue for the 2007 and 2006 fiscal years, respectively. The loss of a significant portion or all of these clients would have a material adverse effect on our profitability and financial condition.

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

As we move forward with our growth strategy, we anticipate expanding into new geographic regions. We have achieved the most significant penetration in South Carolina, North Carolina, Georgia and Alabama. We continue our efforts related to moving into surrounding states. While expanding geographic markets provides a good opportunity to extend existing customer bases and increase revenue, breaking into a new market can prove difficult. There are obstacles to successfully entering new geographic markets, including limited market knowledge and relationships, little brand awareness, no established sales presence or regional client references. We anticipate that initial penetration will be slow but will accelerate over time. We cannot accurately predict the time required to build customer relationships, the rate at which new market penetration can be accomplished, or the costs necessary to expand.

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

For the fiscal years ended December 31, 2007 and 2006, our software applications segment reported gross margins of 41.6% and 53.1%, respectively. In contrast, our technology solutions segment for such periods reported gross margins of 15.6% and 15.8%, respectively. Accordingly, an increase in hardware and related sales in our technology solutions segment relative to software revenues in our software applications segment could harm our overall gross margin. A shift in our product mix toward lower margin products would adversely affect our overall profitability if increases in volume of lower margin products did not offset the effect of changes in product mix. A decline in margins may also be received negatively by investors. Since establishing our technology solutions business in 1999, we have seen a continual increase in the amount of hardware we have been able to sell. Hardware pricing is highly competitive and product life-cycles can be short. We have recently been able to benefit from identifying, selling and implementing new products (for example, IP telephony and classroom learning tools) with higher margins as a result of selling such products before what we believe to be the midpoint of their life-cycles. As market penetration and competition increase for these products, margins and sales of these products may decline. As current hardware based products mature, there can be no assurance that we will identify new products with equal margins or opportunities for greater volume to replace existing products.

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

Acquisitions also frequently result in recording of goodwill and other intangible assets. These intangible assets are subject to potential impairments in the future as well as allocations, including write-ups to depreciable assets, which could negatively impact our future operating results. In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders could be diluted. Such dilution could in turn affect the market price of our stock. Moreover, financing an acquisition with debt would result in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits. We may also incur costs in excess of what we anticipate.

Acquisitions also may impact our margins. In 2007 the decline in our software applications margin was primarily driven by the addition of McAleer operations which has historically reported lower margins. The acquisition of a technology business, with its even lower margins than the software applications addition, could also decrease the margin significantly. We cannot predict the timing of acquisitions or the margins of those entities we may acquire, or their impact on our overall margins.

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

We participate in the E-Rate Program, a government program providing funding for telecommunications, internet access and internal connections for schools that have a very high free and reduced lunch rate count. Schools and school districts that have developed an approved technology plan may receive funds to implement the plan. Service providers may sell to such schools and districts through an open and competitive bidding process. We have received funding through the E-Rate program since 2001, which has in previous years represented up to 25% of our total revenues. The Schools and Libraries Division of the Universal Service Administrative Company, which administers the program, may conduct audits with respect to previous funding years. If the Schools and Libraries Division were to find that either we or the school to which we have made sales did not comply with the rules and regulations of the program, previous funding may have to be repaid and we could be barred from future bidding under the program. To date, we have not had to repay any money received in connection with the program, nor have we been cited for any material violation of program guidelines.

The requirements of being a public company, particularly the requirement to report financial results publicly and on a quarterly basis and compliance requirements under Sarbanes-Oxley, have increased our administrative costs and may reduce our profitability in future periods in comparison to our reported historical results of operations. These requirements may also distract management from business operations.

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

Prior to February 11, 2005, we were a public shell with virtually no operations and had limited staff with highly technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and resumed public reporting of significant operations. Considerable additional effort is required to maintain and improve the effectiveness of disclosure controls and procedures and internal controls over financial reporting to meet the demands of a public reporting environment. Particularly, substantial additional resources are required in light of Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting beginning with our fiscal 2007 Annual Report on Form 10-K and our independent registered public accounting firm’s audit of that assessment beginning with our fiscal 2008 Annual Report on Form 10-K. These requirements have made it necessary for us to hire additional and more technical personnel and engage external resources. Public company requirements have increased our administrative costs and may reduce our profitability in future periods in comparison to our reported historical results.

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

Failure to comply with certain standards could result in a conclusion that there are significant deficiencies or material weaknesses in our internal control over financial reporting, and management may be unable to declare our internal control over financial reporting effective.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC. These disclosure controls include those controls and procedures designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management, under the direction of our chief executive officer and chief financial officer, evaluate the design and effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of each quarter. Based on such evaluations, these officers have, in the past, concluded that our disclosure controls and procedures have not been effective, and that certain weaknesses in our internal control over financial reporting have existed. These weaknesses or deficiencies included both needed improvements in our controls and processes, and the need to hire personnel and purchase resources to support the needs of a public company. Prior to February 11, 2005, we were a public shell with virtually no operations and had limited need for staff with highly technical accounting and public reporting expertise. In addition, our predecessor, CSI – South Carolina, was a private company and likewise had no need for staff with technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and resumed public reporting of significant operations. It was not until May 6, 2005 that we hired a chief financial officer with prior public reporting experience who is accustomed to dealing with more complex accounting matters.

While these weaknesses have been mitigated through changes in processes, increased hiring of internal personnel, engagement of external personnel with sufficient technical experience, and purchases of software resources to support our efforts, it was not until the fourth quarter of 2007 that management was able to conclude that our disclosure controls and internal control over financial reporting were effective. These conclusions followed our implementation of controls and processes in connection with the Sarbanes-Oxley Act legislation.

Even with these changes and our declaration of effectiveness, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risks related to our financial disclosures. We believe that such risks have been reasonably mitigated following our implementation of the Sarbanes-Oxley Act requirements in late 2007. However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the Sarbanes-Oxley Act continues to be complex and subject to significant judgment. This process may result in the identification in the future of areas where we may need additional resources or changes in processes. Additionally, due to the complexity and judgment involved in this process, we cannot guarantee that we may not find or have pointed out to us, including by our auditors following their future required independent assessment of our controls, additional areas needing improvement or resulting in a future assessment that our controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with policies may deteriorate.

While we have declared our internal control over financial reporting effective as of the period ended December 31, 2007, we cannot assure you that the measures we have taken to date or further measures will ensure that we will be able to implement and maintain adequate controls over our financial processes and reporting to prevent any failure or deficiency. Any deficiencies or failures in internal controls or reporting deficiencies or failures could harm the financial position of our business, reduce investor confidence, cause a decline in the market price for our common stock, and subject us to costly litigation.

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

We may not be able to repay both our bank credit facility which matures in June 2009 and our subordinated notes which matured in May 2006 and are currently in default. Any failure to repay or secure a renewal or refinancing of the bank credit facility, and to obtain the continued cooperation of the holders or a restructuring of the subordinated notes, could have a material adverse effect on our liquidity position and our ability to fund operations.

On September 14, 2007, we entered into agreements with our senior lender, RBC Centura Bank. The primary purpose was to increase the amount of our credit facilities in order to provide for our expanding working capital and other credit needs. Specifically, the Company’s revolving facility was increased from $5.5 million to $7.0 million. The revolving facility is priced at one month LIBOR plus 2.5% and expires on June 30, 2009. Availability under the revolving facility is determined pursuant to a borrowing base equal to 80% of the Company’s eligible accounts receivable and 50% of the Company’s eligible inventory up to $1,000,000. The revolving facility and our equipment facility are secured by substantially all of our assets. In January 2007, the revolver, which was originally established in connection with our reverse merger in 2005, was increased to support the McAleer acquisition.

Although we possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable. We pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently, we paid this and other interest due and no interest was in arrears as of December 31, 2007.

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

While we have drawn on our line significantly and paid it down from time to time, we cannot guarantee that cash flow from operations will be sufficient to repay our line of credit facility at the time it is due and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that our existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. Further, any failure to resolve our default under or otherwise restructure the subordinated notes, or to maintain the cooperation of the holders of such notes, could negatively impact our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

We depend on key management and may not be able to retain those executives or recruit additional qualified personnel.

We believe that our future success will be due, in part, to the continued services of our senior management team. This team historically has been and we anticipate for the foreseeable future will continue to be relatively small. Our company was built by the five former shareholders of CSI – South Carolina who were largely responsible for our growth over the past 15 years. All of these founders of the Company now serve as our executive officers, with the exception of our former interim CFO, Joe G. Black, now retired. Each of the remaining four CSI – South Carolina founders have garnered significant technical expertise in both our products and the requirements of our client base. They have also developed relationships with our clients that we believe are valuable. They have been responsible for the technical development of our products and solutions and the creation of our business strategy. Because we are now a public company, we must also retain a chief financial officer with requisite technical expertise to handle the requirements of public company reporting and compliance. Our ability to implement our business plan is dependent on the retention of these executives who have specific, differentiated skills, as well as key management personnel of businesses we acquire. Losing the services of one or more members of our management team could adversely affect our business and expansion plans.

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

The market for our common stock is limited. Accordingly, we cannot assure that an adequate market will develop for our common stock or what the market price of our common stock will be.

Our common stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board. As of February 20, 2008, only approximately 2,000,971 shares were held by non-affiliates and available for trading in the over-the-counter market. As a result, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions and the lack of coverage by security analysts and the news media of our company.

In addition, prices per share of our common stock may be lower than might otherwise prevail if it were quoted on the NASDAQ Stock Market or traded on a national securities exchange, such as the New York Stock Exchange or the American Stock Exchange. This lack of liquidity may also make it more difficult to raise capital in the future through the sale of equity securities.

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

The raising of additional capital in the future may dilute your ownership in our company.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	refund our subordinated notes, which totaled $2,250,400 at December 31, 2007, or other indebtedness;

•	provide additional working capital to support revenue growth;

•	develop new services and products; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute your ownership percentage in our company.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

We have a total of 40,000,000 authorized shares of common stock, of which 4,698,970 shares were issued and outstanding as of February 20, 2008. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. Of our 40,000,000 authorized shares, we had reserved for issuance as of February 20, 2008, 13,398,875 shares of common stock relating to outstanding warrants, options and convertible preferred stock. An additional 397,756 shares of our common stock were reserved for issuance under our 2005 Incentive Compensation Plan as of such date. Also, we anticipate that we may issue common stock in acquisitions we anticipate making pursuant to our business strategy. Any issuances relating to the foregoing would dilute your percentage ownership interests, which would have the effect of reducing your influence on matters on which our stockholders vote. They might also dilute the tangible book value per share of our common stock. In addition, the Series A Convertible Preferred stockholder and the five former shareholders of CSI – South Carolina have the right, so long as any of the Series A Convertible Preferred stock is still outstanding, to participate in any “funding” by the Company (including a sale of common stock) on a pro rata basis at 80% of the offering price, which right if exercised might dilute our net tangible book value per share. Further, Barron has the right under certain circumstances to effect a cashless exercise of the warrants, which would dilute the tangible book value per share of our common stock.

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

A substantial number of shares of our common stock may be issued and subsequently sold upon the exercise of the two common stock warrants and the conversion of Series A Convertible Preferred Stock held by Barron. Of the 14,435,472 shares originally issuable under the preferred stock and warrants, 13,023,672 shares remained to be issued as of February 20, 2008. In addition, the five former shareholders of CSI – South Carolina, four of whom are officers of the Company, held on such date 2,526,905 shares of common stock, which have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and are accordingly subject to the resale restrictions under such Act and Rule 144 thereunder. Outside directors also held 171,094 shares issued pursuant to our 2005 Incentive Compensation Plan, which are registered for sale under the Securities Act pursuant to a Form S-8 registration statement. There were also outstanding non-executive employee options to purchase approximately 375,203 shares of our common stock on February 20, 2008, and consultants held 404,734 shares, 60,000 of which are unregistered restricted shares. Additionally, at February 20, 2008, there remained 397,756 shares of common stock which could be issued under our 2005 Incentive Compensation Plan. The sale of any or all of these shares could have an adverse impact on the price of our common stock, as could the sale or issuance of additional shares of common stock in the future in connection with acquisitions or otherwise.

The number of shares which may be sold by Barron is relatively large compared to the number of shares held by our management and our non-affiliated public shareholders. If one or more investors purchased a large number of shares from Barron, they may be able to effect a change of control of the Company.

As of February 20, 2008, our executive officers and directors held 2,192,618 shares of our outstanding common stock, representing approximately 46.7% of the total number of shares outstanding. Barron may sell up to 14,435,472 shares of common stock (of which, as of the date of this report, 13,023,672 shares remain to be sold). Barron is prohibited from beneficially owning greater than 4.9% of our shares (except under limited circumstances involving significant acquisition transactions). However, an investor could acquire a significant number of shares in or subsequent to this offering and effect a change in control of us, including replacing our current management. Such an event might generate uncertainty and a loss of investor confidence.

Insiders currently hold a significant percentage of our stock and could limit your ability to influence the outcome of key transactions, including a change of control, which could adversely affect the market price of our stock.

As of February 20, 2008, approximately 53.8% or 2,526,905 shares of our common stock were held by the former CSI – South Carolina shareholders, four of whom are currently executive officers. Outside directors held 171,094 shares. Non-executive officer employees of the Company also held options to purchase approximately 375,203 shares. All of these shareholdings have the potential of solidifying control of the Company with insiders, and would likely limit the ability of any minority stockholders to influence the outcome of key decisions, including elections of directors.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease our headquarters offices from Chuck Yeager Real Estate under the terms of a lease dated November 30, 2005. The facility consists of a 32,163 square foot suite in a commercial building located at 900 East Main Street, Suite T, Easley, South Carolina 29640. Approximately 24,500 square feet are utilized for offices, with the remainder being warehouse space. We intend to convert the warehouse space into offices over time as needed. The facility has room for significant additional growth into other suites should we require additional space and the suites become available. The space is leased for five years from the April 2006 initial occupancy at an initial rate of $11,224 per month for the first two years. The lease escalates in years three, four and five to $11,640, $12,057 and $12,265 per month, respectively, with the anticipated conversion to office space assumed under the lease terms. The office space is leased for $4.50 per square foot, and the space initially used for warehousing begins at $2 per square foot and escalates to $4.50 over the initial five year lease term. There are two five year options to renew, the first at $5.75 per square foot, and the second at an additional 5% or the percentage rate of lessee’s pro rata share of increased building operating expenses if greater. On June 20, 2007 the Company and Chuck Yeager Real Estate amended the operating lease agreement, originally entered into on November 30, 2005, to include an additional 12,544 square feet of warehouse space. The lease of the additional warehouse space was the result of carrying additional inventory and increased monthly rent by approximately $2,400. While the lease on the additional space was scheduled to expire on August 31, 2007, the Company extended the lease until December 31, 2007, and has since been renting the additional space on a month to month basis, but may choose to extend the term lease once again.

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

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the over the counter market and is quoted on the OTC Bulletin Board. The high and low bids for each quarter of 2006, 2007 and 2008 through February 20, 2008 are set forth in the chart below. The source of this information is the Finance page of www.yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Range of Common Stock Prices ($)

	High	Low
2006
1st Quarter	$3.00	$2.10
2nd Quarter	2.75	1.10
3rd Quarter	1.80	0.75
4th Quarter	1.10	0.80
2007
1st Quarter	0.96	0.82
2nd Quarter	1.20	0.75
3rd Quarter	1.50	0.75
4th Quarter	1.70	1.25
2008
1st Quarter (through February 20, 2008)	1.40	0.85

Source: http://finance.yahoo.com.

As of February 20, 2008, there were 4,698,970 shares of common stock outstanding and approximately 200 stockholders of record, and 6,859,736 shares of Series A Convertible Preferred Stock outstanding with one preferred stockholder of record. Of the total number of shares of common stock outstanding, 2,697,999 shares were held by the five former shareholders of CSI – South Carolina and directors, and approximately 2,000,971 shares were available for trading by non-affiliates in the over-the-counter market. Such amounts represented 57.4% and 42.6%, respectively, of the total amount of outstanding common stock of the Company.

We have paid no cash dividends during the past three fiscal years, except for the dividends payable by CSI – South Carolina in February 2005 relating to the reverse merger. For a discussion of the merger related dividends, see “Item 1. Business—E. The Merger and Recapitalization.”

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

The Equity Compensation Plan information as of December 31, 2007 is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Introduction

Unless the context requires otherwise, (1) “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the consolidated combined business of Computer Software Innovations, Inc., a Delaware corporation and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation; (2) “VerticalBuyer” refers to the Company prior to its merger with CSI—South Carolina on February 11, 2005; and (3) “CSI – South Carolina” refers to Computer Software Innovations, Inc., a South Carolina corporation, prior to the merger.

Products and Services

We develop software applications and provide hardware-based technology solutions.

Through our software applications segment, we report the results of operations related to our internally developed software. Our primary software, fund accounting based financial management software, is software focused primarily on the needs of organizations that employ fund accounting. Fund accounting is used by those entities that track expenditures and investments by “fund,” or by source and purpose of the funding, and is utilized primarily by public sector and not-for-profit entities. Our client base consists principally of K-12 (kindergarten through grade 12) public education and local government organizations including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients.

We also provide standards based lesson planning software that allows education professionals to create, monitor and document lesson plans and their compliance with a state’s curriculum standards. Additionally, we rebrand or resell other software applications and services including application delivery, data recovery, warmsite and other applications focused solutions and report the results through our software applications segment.

We report the results of operations related to our hardware-based technology solutions through our technology solutions segment. Our technology solutions include a wide range of technology products and services including hardware and related design, engineering, installation, training and ongoing support and maintenance. Technology solutions include computers, networking hardware and software, wireless, firewall and email solutions, IP telephony, interactive whiteboard solutions and integrated accessories, video surveillance, distance learning and video communication. These technology solutions are offered to our primary customer base, users of fund accounting. Some solutions, such as IP telephony and video conferencing, are also offered to for-profit entities as opportunities arise.

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

Software Applications Segment

Our Software applications segment develops accounting and administrative software applications that are designed for organizations that employ fund accounting. These organizations are primarily municipalities, school districts and local governments. Specific software modules include:

•	General (or “Fund”) Ledger

•	Accounts Payable;

•	Purchasing;

•	Payroll;

•	Personnel;

•	Employee Absence/Substitutes;

•	Inventory;

•	Utility Billing; and

•	Other specialty modules designed for government markets.

Our Software applications segment includes a staff of software developers, implementers, trainers, sales personnel and applications support specialists focused primarily on the development, sales, deployment and support of our “in-house” software products. From time-to-time they also provide support for the Technology solutions segment.

As in other competitive software businesses, the sales and support of software products developed for resale, coupled with few related hardware sales, support higher margins in the Software applications segment (also referenced as “software and related services”). The sales of the Technology solutions segment (also referenced as “hardware sales and related services”) are typically at lower margins, due to the amount of hardware, a traditionally low margin product, included in those sales.

Technology Solutions Segment

Our Technology solutions segment has a staff of certified engineers capable of providing a broad range of technology solutions to our client base, including, but not limited to:

•	Technology planning (developing plans to purchase or upgrade computers, telephone equipment, cabling and software);

•	Hardware/software installations;

•	Cabling (installation of wiring and wireless devices to link computer networks and telephones);

•	System integration (installation of computers and configuration of software to enable systems to communicate with and understand each other);

•	Wide area networking (linking a group of two or more computer systems over a large geographic area, usually by telephone lines or the internet);

•	Wireless networking (linking a group of two or more computer systems by radio waves);

•	IP telephony and IP surveillance (sending voice calls and surveillance across the internet using internet protocol (“IP”), a standard method for capturing information in packets);

•	Project management (overseeing installation of computers, telephone equipment, cabling and software);

•	Support and maintenance (using Novell, Microsoft, Cisco and Citrix certified engineers and other personnel to fix problems);

•	System monitoring (proactively monitoring computers and software to detect problems);

•	Education technologies (distance learning and classroom learning tools such as interactive white boards and integrated accessories, such as hand held voting devices and audio systems).

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

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology solutions segment when compared to the Software applications segment. Margins for the Software applications segment were 41.6% for the 2007 fiscal year, while margins for the Technology solutions segment were 15.6% for the same period. Margins for the Software applications segment were 53.1% for the 2006 fiscal year, while margins for our Technology solutions segment were 15.8% for the same period. The significant change in the software applications segment margin from 2006 to 2007 was primarily a result of the addition of the CSI-Mobile operations with traditionally lower margins than CSI-Easley.

We believe the combined efforts of our Technology solutions segment with that of our Software applications segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see the section entitled “— F. Financial Performance” below.

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

Our long-term strategy is to pursue a national presence. Our primary, initial focus has been on the southeast region of the United States. As a result of our recent acquisition of McAleer Computer Associates, Inc., (“McAleer”) discussed below, we have expanded our reach into the southeastern states significantly and are beginning to look at other areas of the United States as well. By strategically combining our internally developed software applications with our ability to integrate computer, networking and other hardware solutions, we have been successful in providing software and hardware solutions to over 400 clients located in the tri-state area of South Carolina, North Carolina and Georgia.

Prior to January 2, 2007, we supported our operations principally out of our physical location in Easley, South Carolina. On January 2, 2007, we acquired the operations, in an asset purchase acquisition, of McAleer. An Alabama corporation based in Mobile, Alabama, McAleer is primarily a provider of financial management software to the K-12 education market. It has been in operation for over twenty-five years. The acquisition of McAleer strengthens CSI’s current operations with the addition of an office in Mobile, Alabama, from which CSI will be able to deliver expanded software, technology and service offerings to a broader geographic area and the local government (city and county) markets. The addition of McAleer brings on more than 160 additional fund accounting customers in the K-12 education sector, with a geographic presence in five states not previously served by CSI: Alabama, Mississippi, Louisiana, Tennessee and Florida. Like CSI, McAleer also has customers in Georgia and South Carolina. In contrast to CSI, McAleer has not historically focused on the local government market or provided as broad a range of technology solutions. CSI has the opportunity to increase sales to those specific markets and the new regions that McAleer serves. McAleer and the acquisition is discussed in more detail below under “—B. Recent Developments—Acquisition of McAleer Computer Associates, Inc.”

The products and services previously offered by McAleer are now products and services of CSI. However, where appropriate, in order to differentiate, we refer to the products and services offered by McAleer prior to the acquisition, and from which continued service and support will be offered from the Mobile, Alabama office subsequent to the acquisition, as “McAleer” or “CSI-Mobile” products and services. All other products and services of CSI referred to, and the software applications products and services referred to specifically as “CSI-Easley,” are those offered by CSI prior to the acquisition of McAleer, and for which CSI continues to provide the development, support and services primarily from its Easley, South Carolina headquarters.

For more information on our strategy, see “Item 1. Business—H. Strategy.”

Acquisitions

We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies of scale. We may also utilize acquisitions to, when appropriate, expand our technological capabilities and product offerings. While we may use a portion of any cash proceeds generated by operations or obtained from capital sources to pay down debt on an interim basis, we intend to use any additional liquidity and/or availability from those sources to fund acquisitions. We believe our markets contain a number of attractive acquisition candidates. We foresee expanding through acquisitions of one or more of the following types of software and technology organizations:

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

As previously disclosed, on January 2, 2007 we acquired the business operations of McAleer Computer Associates, Inc. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. McAleer and the acquisition transaction are discussed in more detail below under “—B. Recent Developments.”

We are unable to predict the nature, size or timing of any acquisition. We can give no assurance that we will reach agreement or procure the financial resources necessary to fund any acquisition, or that we will be able to successfully integrate or improve returns as a result of any such acquisition. We continue to pursue and enter into preliminary discussions with various acquisition candidates. However, following the McAleer acquisition, the Company has not entered into agreements or understandings for any acquisitions which management deems material.

Our acquisition strategy is discussed in more detail under “Item 1. Business—H. Strategy—Growth Through Acquisitions.”

B. Recent Developments

Acquisition of McAleer Computer Associates, Inc.

On January 2, 2007, we consummated our previously announced acquisition of the business operations of McAleer. The transaction was structured as a purchase of substantially all of the assets of McAleer.

McAleer is the leading provider of fund accounting based financial management software, its major product, for the K-12 sector of the education market in the state of Alabama and has a presence in five other states. The acquisition expands our reach from our three primary state markets to an eight-state footprint in the southeast. We believe the acquisition constituted a major move in implementing our strategy of geographic expansion, with the ultimate goal of achieving a national presence. We also believe McAleer has a strong management team and a reputation for delivering quality customer service from its location in Mobile, Alabama. We utilize the existing McAleer staff to continue to service McAleer’s existing clients from the offices in Mobile. We have capitalized on the addition of a new location in Mobile by delivering expanded software, technology and service offerings to the broader geographic area and the local government (city and county) markets. In contrast to our strategy, McAleer has not historically focused on the local government market or provided as broad a range of technology solutions.

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

The allocation of the purchase price, including capitalized acquisition expenses, was as follows (other liabilities assumed in the purchase were not deemed material):

Property and equipment	$615,000
Computer software	610,000
Goodwill	1,480,587
Intangible assets	1,645,000
Deferred tax liability	(33,750)

Total purchase price	$4,316,837

The detail of Computer software, other Intangible assets and Goodwill and their useful lives are as follows:

Asset	Value	Effective Useful Life
Computer software	$610,000	4 years

Trade name	70,000	3 years
Covenants not-to-compete	75,000	5 years
Customer contracts and related relationships	1,500,000	20 years

Other intangible assets	1,645,000

Total computer software and other intangible assets	$2,255,000	13.3 years	*

Goodwill	$1,480,587	indefinite

*	weighted average

We funded the acquisition in part with advances of approximately $2.1 million under our modified credit facilities with our bank. We also utilized approximately $1.3 million in cash from McAleer as, pursuant to the asset purchase agreement, service contract revenue with respect to 2007 for which cash was received by McAleer in 2006 prior to the closing was segregated for our account. Initially the owner accepted a $525,000 note secured by the real estate for the remainder of the purchase price, which was subsequently refinanced, and the Company incurred expenses which were capitalized as a part of the transaction.

Sources of funds used in the transaction, including subsequent refinance activities and related expenses are as follows:

Proceeds from increase in long-term note payable secured by property and equipment (at time of purchase)	$486,046
Proceeds from long-term note payable secured by real estate (for refinance of McAleer note)	486,000
Receipts on billings for McAleer 2007 support agreements earmarked for CSI	1,280,000
Draw on revolving credit facility (escrow payment at time of signing of definitive agreement)	100,000
Draw on revolving credit facility (at time of purchase including $12,378 for acquisition related expenses)	1,671,332
Draw on revolving credit facility (for refinance of McAleer real estate note)	39,000
Payments of acquisition related expenses (funded from revolving credit facility)	254,459

Subtotal of funds from revolving loan	2,064,791

Total purchase price	$4,316,837

The acquired McAleer operations added additional revenues of $4.5 million to our software applications segment. McAleer is in the process of upgrading approximately 60% of its customers to the latest major release of the McAleer fund accounting system. These increases provide additional revenue due to the increased pricing structure to reflect the enhancements in the latest major release. Accordingly, while not estimable, we anticipate an ongoing improvement in our recurring revenues through this upgrade process.

Net of the increased depreciation and amortization of intangible assets based on the purchase price allocation, and financing costs of the transaction, McAleer added approximately $200,000 to earnings in 2007 and was cash flow positive by approximately $500,000, and added approximately $700,000 to the Company’s EBITDA and Adjusted EBITDA calculations. (EBITDA and Adjusted EBITDA are non-GAAP financial measures and should be considered in addition to, but not as substitutes for, the information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) provided in this report. Reconciliations from GAAP results to these non-GAAP financial measures are provided below under “G. Liquidity and Capital Resources—Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA.”)

McAleer and the acquisition transaction are discussed in more detail under “Item 1. Business—I. McAleer Acquisition,” and in Note 2 “McAleer Acquisition” to our audited consolidated financial statements dated December 31, 2007.

Modification of Bank Credit Facilities

In 2005, in order to support the activities of the reverse acquisition, the Company entered into a line of credit facility with a bank whereby the Company could borrow up to 80% of accounts receivable balances, not to exceed the total facility limit of $3.0 million. In the first quarter of 2006 and in January 2007, the facility was renewed and the limit increased to $3.5 million and $5.5 million, respectively. The primary purpose of these modifications was to increase the amount of the credit facilities to provide for expanding working capital and other credit needs, including funding the acquisition of substantially all of the assets and business operations of McAleer in early 2007. In May 2007, the Company extended the maturity date of the facility until September 15, 2007.

On September 14, 2007, the Company entered into agreements with the bank renewing the line of credit facility. The terms of the agreements previously entered into were amended as follows:

•	the principal amount of the facility was increased from $5.5 million to $7.0 million;

•	the maturity date was extended from September 15, 2007 until June 30, 2009;

•	permissible purposes of the funds borrowed under the revolving facility were expanded to include funding short-term working capital and general corporate purposes of the Company; and

•

the definition of the borrowing base was expanded to include 50% of eligible inventory (with a maximum borrowing ability against eligible inventory of $1,000,000), in addition to 80% of eligible accounts.

Other than the amendments noted above, the material obligations and provisions of the facility remain unchanged. The modifications also memorialized certain previously granted waivers to the restrictive covenants and requirements contained in the agreements with the bank. The bank granted waivers permitting us to enter into the acquisition of McAleer, including the use of bank credit facility advances to fund such acquisition, and incurring mortgage indebtedness to McAleer as a part of the purchase of McAleer’s real estate. The bank also waived any cross-default relating to the subordinated notes payable to certain stockholders, which the Company did not repay at their May 2006 maturity.

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bear interest at Libor plus 2.50%, (7.73% at December 31, 2007), payable monthly.

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year beginning December 31, 2007. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2007. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management believes the Company complied with these current covenants at December 31, 2007, and complied at December 31, 2006 with the previous, now expired agreements.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $575,000 and $551,000 of outstanding draws under the facility as of December 31, 2007 and 2006, respectively.

Exercise of Warrants

On September 29, 2007, Barron exercised its Common Stock Purchase Warrant “A-2” to purchase a total of 120,000 shares of common stock, which resulted in aggregate proceeds to the Company of $84,000. In October 2007, on five separate occasions, Barron exercised the warrant to purchase a total of 933,800 shares of common stock, which resulted in aggregate proceeds to the Company of $653,660. All of the warrant exercises were effectuated as part of a recapitalization of the Company in the first quarter of 2005 and at the exercise price of $0.70 per share. We applied the proceeds against our revolving loan balance and may use the increase in availability under our line to fund, among other options, working capital needs, expansion opportunities or payment of a portion of the subordinated notes.

The warrants and the related Registration Rights Agreement are discussed in more detail under “Item 1. Business—E. The Merger and Recapitalization—Description of Merger and Related Investment Transactions.”

C. Current Challenges and Opportunities of our Business, and Forward-Looking Information

Bid and Sales Processes and Procedures

Because of our focus on the public sector, many sales opportunities are subject to our having to comply with government bid requirements and other formal proposal processes. Complying with such requirements and processes can result in a significant investment of time and effort that may not result in a sale. We have been implementing procedures to make the bid and sales process more efficient and believe these types of improvements will aid in our ability to maintain competitiveness in the marketplace.

Sarbanes-Oxley Compliance

As a public company we are required to maintain internal controls and processes related to addressing risks which are inherent in financial reporting, in compliance with the Sarbanes-Oxley Act. These controls must also be executed consistently and reviewed and tested for effectiveness on a periodic basis. The implementation, monitoring, testing and remediation of internal controls are a complex and costly endeavor. In the fourth quarter of 2007 and in the first quarter of 2008, prior to the issuance of this report, we completed our review of our control environment and the testing necessary to assure that our controls, established by year end 2007, were operating effectively for the closing cycle covered by this report. In this process we noted several areas where controls were not adequate to eliminate all significant deficiencies. For such areas, we established controls to address these inadequacies.

We have incurred costs to implement, and will incur additional costs to support ongoing efforts to comply with the Sarbanes-Oxley Act legislation. As of December 31, 2007, we had incurred approximately $170,000 in expenses incurred with third party experts related to Sarbanes-Oxley work, and an additional approximately $10,000 which was capitalized related to reporting systems implementation efforts. Added internal personnel resources to support Sarbanes-Oxley implementation efforts contributed to an increase in our reported salaries and wages of an additional approximately $70,000. These amounts compare to third party costs of approximately $120,000, $80,000 in capitalized costs and personnel costs of approximately $70,000 related to these efforts in 2006.

We have budgeted approximately $300,000 for this work in 2008, including our efforts in early 2008 to improve our information technology environment and ongoing efforts to automate our financial reporting. This amount excludes the addition to ongoing increased internal personnel costs of approximately $300,000 for positions necessary to support Sarbanes-Oxley. Approximately half of such salaries relate specifically to time spent to support Sarbanes-Oxley, and the remaining portion is necessary to support the ongoing requirements for improving business processes and supporting a growing organization. Such amounts are included in our budget for internal salaries and wages for 2008.

Due to the ongoing changes in our business, our acquisition strategy and the increasing complexity of reporting requirements and regulations, we can give no assurances that our costs for continuing Sarbanes-Oxley compliance will not increase. Also, we cannot guarantee that we will not in the future identify internal control deficiencies, or that we will be able to remediate any such deficiencies in a timely fashion.

Professional Fees

Our professional and legal compliance and litigation related costs (including third party costs related to our Sarbanes-Oxley implementation) totaled approximately $694,000 for 2007, compared to our 2007 budget of $850,000 and actual costs of $609,000 in 2006. The budget and actual increases in 2007 over the prior year were due to additional costs in connection with efforts to automate portions of the Company’s financial reporting processes using software purchased in late 2006 and for which final implementation is anticipated in 2008. Work related to securities registrations totaled approximately $118,000 in 2007 compared to $228,000 in 2006. This decrease was offset by small increases in a number of compliance related areas and the Sarbanes-Oxley and financial reporting related work. We have budgeted $800,000 for compliance related professional fees for 2008. This amount does not include any costs which will be incurred to close acquisitions, as we are cannot predict with any degree of certainty the timing and outcome of acquisition efforts.

Software Modifications Required by Geographic Expansion

We have achieved the most significant penetration in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. To do so, we may have to modify our existing fund accounting programs to accommodate differences in state laws, regulations and taxation. We anticipate needing to make additional investment in software development to accomplish this. However, we plan to make the changes when we have firm orders in an area in an attempt to maximize return on investment as quickly as possible. We are currently converting our programs to the Microsoft .Net programming and SQL database language, but do not yet have all modules ready for release. As a result, some jurisdictional related changes have been made in 2007 and may be required to be made in both our current and .Net platforms through 2008, when we anticipate the large majority, if not all, modules will be converted. The costs of such changes may offset somewhat the positive impact from expanding our geographic reach significantly begun in early 2007 with the acquisition of McAleer.

Conversion of our Accounting+Plus software to Microsoft .Net Programming and SQL Database Language

We have already completed the conversion of the majority of our core accounting modules to Microsoft.Net Programming and SQL database language, with the personnel module still in progress. The completed modules are in formal beta installations. However, the changes resulting from the formal beta use have been limited. We are prepared to install and have installed some of the completed modules in select entities which do not have an immediate need for other integrated modules not yet converted. In addition, the completed modules have the functionality necessary to handle school activity funds, such as student clubs, organizations and athletics. Typically the personnel (payroll) module payroll is not needed to support school activity funds. Many school activity personnel use packages independent of the school’s accounting packages, which may be cumbersome, or lack functionality. Accordingly, we are beginning to look for sales opportunities of the completed modules now, marketed as our “School Activity” solution. If the school later adopts our full accounting suite, the process of integration will be relatively seamless. We anticipate completing most if not all of the remaining modules throughout 2008.

Maintaining Margins

In 2007, we experienced a significant increase in sales of interactive whiteboard solutions and to a lesser degree sales of IP Telephony solutions, as well as increased sales of engineering services related to both product solutions. Both product lines, IP Telephony and interactive whiteboard solutions, have become subject to increased competition as more product manufacturers have recognized product potential and have entered these markets. Favorably, we saw only a slight decline in our margins from the Technology solutions segment in 2007 to 15.6% from 15.8% in 2006. However, in order to maintain and improve our margins, we need to continue to search for new and innovative, and initially higher margin, products to augment those that become mature, or we need to increase our revenues or our personnel utilization to achieve greater economies of scale. We also intend to continue our focus on existing higher margin areas such as engineering services and sales of software solutions and related services. While we cannot predict success in achieving these goals, as opportunities arise we take actions to maintain and improve our margins. These include expanding our geographic reach, increasing the size of and reorganizing our sales force to focus on more products backed by product specialists, increasing telemarketing efforts, improving our sales tools, and identifying additional product and service areas. We are focused on increasing margins, but ultimately we are looking to increase profits by leveraging existing and an increasing number of customer relationships by taking advantage of cross-sell opportunities with a variety of products and services. We will work to focus primarily on those customers for whom we can provide ongoing support and higher margin integration and other engineering services.

Additionally in 2007, a considerable percentage of the significant increase in sales of interactive whiteboard solutions related to a select number of large projects, initiated by school districts, involving their implementation of the new technology. Due to the size and nature of these projects, we were able to achieve certain economies of scale that resulted in substantially improved margins and increased gross profits. The challenge in 2008 and future periods will be to secure similar large opportunities or a greater number of smaller implementations. We have therefore developed a strategy focused on both large opportunities and a greater number of smaller opportunities. This strategy includes focusing certain members of our sales team’s efforts specifically on the interactive whiteboard solution product line in an effort to increase market penetration and continue the growth of interactive whiteboard sales. We are also making efforts to take advantage of opportunities which may arise to expand our geographic reach with this product line. Prior to 2007, we were authorized to sell interactive whiteboard products by our partner on an exclusive basis in two states, South Carolina and North Carolina. In early 2008, we entered into an affiliate relationship with another vendor whereby we would participate in the opportunity to sell these solutions in certain counties within the state of Alabama.

Technology and Software Budgets

While federal, state and local funding can vary from year to year, and technology and software budgets have been challenged during the last few years, we have sensed a steady improvement in the discretionary funds that are available to our potential clients. These discretionary funds, coupled with our clients’ desire to improve or implement technology and software tools into their individual environments, have provided growth for our business. We recognize that future changes in funding could improve or strain technology budgets. For example, a recession could result in a decline in spending by our educational and local government client base. However, since such spending is generally based on tax revenues and portions of such revenues do not always correlate immediately or directly with changes in the economy, the impact is generally reduced when compared to the impact on those vendors whose client base consists primarily of private sector businesses. Even so, we cannot predict the impact changes in funding may have on our business.

Creating Synergies with Merger and Acquisition Activity

Part of our strategy to remain competitive and to grow the Company involves taking advantage of acquisition opportunities. While there are many benefits to be gained from a successful acquisition, there are also many financial and operations risks that must be properly addressed in order to create operational synergy and financial benefit. While we may engage outside professionals to assist us with identifying and evaluating potential acquisitions, some members of our management team have limited experience in merger and acquisition activity. Management must be cautious in their evaluation of and expectations from any acquisition target. With any acquisition, we cannot ensure that we are allocating capital to businesses that will increase growth with higher returns and will not require additional capital or strain our capital resources.

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

By carefully evaluating these factors, we seek to successfully execute our corporate acquisition growth strategy and thereby provide positive operating results and increased return on investment to our stockholders.

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

We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in “Item 1A. Risk Factors.” We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our software and systems integration businesses also may be subject to the effects of other risks and uncertainties, including, but not limited to:

•	a reduction in anticipated sales;

•	an inability to perform customer contracts at anticipated cost levels;

•	our ability to otherwise meet the operating goals established by our business plan;

•	market acceptance of our new software, technology and services offerings;

•	an economic downturn; and

•	changes in the competitive market place and/or customer requirements.

D. Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our audited consolidated financial statements as of and for the year ended December 31, 2007 included as part of this annual report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

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

Computer Hardware Sales Revenues

Revenue related to hardware sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance of an undelivered element significant to the functionality of the system. Generally, payment terms are net 30 days from shipment. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a standard product, (2) there is a history of acceptance on the product with the customer, and (3) the undelivered element is not essential to the customer’s application. Revenue related to spare parts is recognized on shipment. Shipping and handling charges to customers are included in revenues. Shipping and handling costs incurred by the Company are included in cost of sales.

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

Computer Software Costs and Amortization

Computer software costs consist of internal software production costs and purchased software products capitalized under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs in the research and development of new software products where the technological feasibility is unknown and enhancements which do not prolong the software life or otherwise increase its value, are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, to date, through our software solutions segment, we have spent no material efforts on technological innovation for which the feasibility has been unknown.

Goodwill

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” in our accounting and reporting for goodwill and intangible assets.

SFAS No. 142 eliminates the requirement to amortize intangible assets with an indefinite life, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition of indefinite-lived intangible assets. In accordance with SFAS No. 142, we do not amortize indefinite-lived intangible assets (e.g., corporate trademarks for which planned use is indefinite). As of December 31, 2007, we had approximately $1.6 million of goodwill. In accordance with SFAS No. 142 we are required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Our goodwill impairment test involves a comparison of the fair value to its carrying amount. If the fair value is determined to be less than the carrying value, the asset is considered impaired. We tested goodwill for impairment as of December 31, 2007 and will test it annually on December 31 unless changes occur between annual test dates that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our 2007 impairment test indicated that goodwill was not impaired.

In addition, we evaluate the remaining useful life of other intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its remaining estimated useful life. Amortizable intangible assets (e.g., product trademarks) are amortized on a straight-line basis over six years or the life of the product, whichever is shorter. As of December 31, 2007, the intangible assets classified as indefinite lived total $1.5 million, including goodwill and corporate trademarks.

Other Intangible Assets

In connection with the acquisition of McAleer, we allocated approximately $1.7 million in value to intangible assets. The estimated fair value of these acquired intangible assets is based upon an independent valuation, and is being amortized over the life of the assets. As of December 31, 2007, the intangible assets had a carrying value of $1.6 million, net of accumulated amortization of $0.1 million, and are included in Other intangible assets, net on the Consolidated Balance Sheet. See Note 2 to our audited consolidated financial statements dated December 31, 2007 for further detail regarding the intangible assets related to the McAleer acquisition

Amortization expense was approximately $117,000 for the year ended December 31, 2007 and $2,000 for the year ended December 31, 2006. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2007 is expected to be as follows (in thousands):

Year	Amortization Expense
2008	$117
2009	117
2010	94
2011	94
2012 & beyond	1,126

Total	$1,548

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

As of the beginning of our 2007 fiscal year, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. We recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merit of the position.

E. Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. Our adoption of SFAS No. 159 in 2008 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

SFAS No. 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not have an outstanding non-controlling interest in one or more subsidiaries and therefore, SFAS No. 160 is not applicable to us at this time.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

F. Financial Performance

Overview of Financial Performance – Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.

Our revenues for the 2007 fiscal year were $55.2 million, $26.7 million or 93.3%, higher than revenues for the 2006 fiscal year. The increase was driven by a $21.2 million or 90.0% increase in our Technology solutions segment, and a $5.5 million or 108.7% increase in our Software applications segment. Technology solutions segment product sales of instructional hardware (primarily interactive whiteboards) increased substantially over the prior year. Increases in infrastructure and network products also contributed to the increase. Software applications sales increased along all the major areas of new software, delivery, installation and training related revenues, as well as recurring support agreement revenues primarily from the addition of sales from the January 2, 2007 acquisition of the McAleer operations (“McAleer,” or “CSI-Mobile”). Of the $5.5 million increase in our Software applications segment, the addition of CSI-Mobile contributed $4.5 million, increasing Software applications segment sales 89.3% and total sales by 16.6% over the prior year. The remaining $1.0 million or 19.4% increase in our Software applications segment sales came from the organic growth of the CSI – Easley software operations.

The gross profit for 2007 was $11.3 million, $4.9 million or 77.6% above the prior year. The Technology solutions segment increased $3.2 million or 87.6%, while the Software applications segment increased $1.7 million or 63.8%. The addition of CSI-Mobile added $1.5 million or a 57.3% increase in the Software applications segment and 24.5% increase in total gross profit over the prior year.

CSI-Easley added the remaining $0.2 million for a 6.4% increase in the Software applications segment. The gross margin was 20.5% for 2007 and 22.3% for 2006. The small decrease in margin for the year was primarily attributable to the addition of the CSI-Mobile operations which has historically had a lower margin (34.0% for 2007) than the CSI-Easley software operations (47.3% for 2007 and 53.1% in 2006), with CSI-Mobile’s margin including increased depreciation and amortization from the write-up of its assets to fair value in connection with the acquisition. The decline in the margin for CSI-Easley over the prior year came from increased amortization of software development efforts capitalized primarily relating to work for prior modules completed and work related to the remaining modules of the latest version of the Company’s fund accounting software written in Microsoft’s .Net programming and SQL database languages. Technology solutions margins remained relatively stable, decreasing only slightly from 15.8% in 2006 to 15.6% in 2007.

Operating income improved $3.3 million, or 1394.6% to $3.1 million for 2007 compared to the operating loss of $0.2 million for the 2006 year. The large increase in operating income resulted from the $4.9 million increase in gross profit coupled with an increase in operating expenses at a lower rate than the increase in gross profit. Operating expenses increased $1.6 million primarily as a result of the addition of CSI-Mobile’s operating expenses of $1.2 million. The remaining increase of $400,000 came primarily from increases in CSI-Mobile operational costs, including salaries and wages to support the increased top-line growth and related operational needs. These increases were partially offset by reductions in other selling, general and administrative costs, primarily the portion of stock-based compensation awards in 2006 relating to the 2005 reverse merger.

Net income improved $2.6 million or 297.9% to $1.7 million. The increase was primarily related to the increase in operating income, net of an increase of $0.9 million in taxes. A loss recorded in the fourth quarter of 2006 of $0.3 million from our agreement to reduce the exercise prices on a portion of the warrants was not incurred in the current year and also contributed to the improvement in net income, partially offset by increased interest expense related to the additional financing for the purchase of CSI-Mobile.

Results of Operations

Year Ended December 31, 2007 Versus Year Ended December 31, 2006

The following table and discussion set forth the change in sales and the major items impacting the change in operating income (loss) for the year ended December 31, 2007 compared to the year ended December 31, 2006.

	Year Ended
	December 31, 2007	December 31, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$55,197	$28,554	$26,643
GROSS PROFIT	11,321	6,373	4,948
OPERATING INCOME (LOSS)	3,146	(243)	3,389

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME (LOSS)
Gross Profit:
Sales			$26,643
Cost of sales excluding depreciation, amortization and capitalization			(21,187)
Depreciation and Amortization			(410)
Capitalization of Software Costs			(98)

			4,948
Operating Expenses:
Salaries, wages and benefits			(1,590)
Stock based compensation			869
Reverse merger costs			85
Acquisition expenses			27
Professional and legal compliance and litigation related costs			(85)
Sales Consulting fees			(222)
Marketing expenses			(23)
Travel and mobile costs			(155)
Depreciation and amortization			(177)
Other SG&A expenses			(288)

			$3,389

Revenue

Our revenues for the 2007 fiscal year were $55.2 million, $26.6 million or 93.3% higher than revenues for the 2006 fiscal year. The increase was driven by increases in both our segments: Technology solutions, with a 90.0% increase, and Software applications, with a 108.7% increase. Technology solutions segment product sales of instructional hardware (primarily interactive whiteboards) increased substantially over the prior year. Increased sales of infrastructure and network products also contributed to the improvement. Software applications sales increased 19.4% organically, with the remaining increase coming from the addition of CSI-Mobile. Increases were experienced across all the major areas: new software, delivery, installation and training and recurring support agreement revenues.

Gross Profit

Gross profit for 2007 increased $4.9 million, or 77.6%, to $11.3 million, driven by the increased sales in both the technology and software segments. The gross margin decreased from 22.3% in 2006 to 20.5% in 2007. The small decrease in margin for the year was primarily attributable to the addition of the CSI-Mobile operations which has historically had a lower margin (34.0% for 2007) than the CSI-Easley software operations (47.3% for 2007 and 53.1% in 2006), with CSI-Mobile’s margin including increased depreciation and amortization from the recording of its assets at fair value in connection with the acquisition. The decline in the margin for CSI-Easley over the prior year came from increased amortization of software efforts capitalized primarily relating to work for prior modules completed and work related to the remaining modules of the latest version of the Company’s fund accounting software written in Microsoft’s .Net programming and SQL database languages. Technology solutions margins remained relatively stable decreasing only slightly from 15.8% in 2006 to 15.6% in 2007.

Operating Expenses

Operating expenses were $8.2 million for the 2007 fiscal year, an increase of $1.6 million, or 23.6%, from the same period of the prior year. The increase was primarily from the added selling, general and administrative expenses with the addition of the CSI-Mobile operations. Additional salaries and wages, sales consulting fees, marketing expenses, travel and mobile costs connected with the increase in sales also contributed to the increase. Professional and legal compliance costs, depreciation and amortization and other selling and general costs including insurance and taxes increased also, in support of the growing organization. These increases were partially offset by declines in the portion of non-cash stock-based compensation of our outside directors and our consultants in 2006 committed to in connection with the 2005 reverse merger, and decreases in reverse merger and acquisition related costs.

Operating Income (loss)

We recorded operating income for 2007 of $3.1 million, an increase of $3.4 million, or 1,394.6%, compared to the operating loss in 2006. This increase in 2007 compared to 2006 was due primarily to the impact of the substantial increase in gross profit, partially offset by the increase in “—Operating Expenses” described above.

Segment Information

Software Applications Segment

	Year Ended
	December 31, 2007	December 31, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$10,478	$5,020	$5,458
GROSS PROFIT	4,362	2,664	1,698
OPERATING INCOME	450	502	(52)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$5,458
Cost of sales excluding depreciation, amortization and capitalization			(3,250)
Depreciation and Amortization			(412)
Capitalization of Software Costs			(98)

			1,698
Operating Expenses:
Salaries, wages and benefits			(1,176)
Marketing expenses			(22)
Travel and mobile costs			(128)
Depreciation and amortization			(164)
Other SG&A expenses			(260)

			$(52)

Software applications segment sales increased from increased sales in all areas: new and third party software, related delivery, training and support services and increased support agreements. The increased sales were due primarily to the addition of CSI-Mobile, but also from organic growth in all major areas for CSI-Easley as well.

Cost of sales increased primarily from the addition of CSI- Mobile. Cost of sales also increased with increased amortization and depreciation from the recording of the assets at fair value of CSI-Mobile in connection with the acquisition. Capitalized software costs increased with continued work on the remaining modules related to the Microsoft .Net and SQL (application programming language and database) conversion effort. Operating expenses increased primarily from the increased sales efforts, including: marketing and increased sales personnel, related travel and mobile expenses, and an increase in costs from the allocation of insurance and taxes driven higher by the general growth of the business and addition of CSI-Mobile.

Technology Solutions Segment

	Year Ended
	December 31, 2007	December 31, 2006	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$44,719	$23,534	$21,185
GROSS PROFIT	6,959	3,709	3,250
OPERATING INCOME	3,503	958	2,545

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$21,185
Cost of sales excluding depreciation, amortization and capitalization			(17,937)
Depreciation and Amortization			2

			3,250
Operating Expenses:
Salaries, wages and benefits			(413)
Sales consulting fees			(222)
Marketing expenses			(2)
Travel and mobile costs			(27)
Depreciation and amortization			(13)
Other SG&A expenses			(28)

			$2,545

Technology solutions segment sales increased primarily due to sales of new hardware, principally instructional (interactive whiteboard based) solutions, as well as outsourced engineering of less technical services, primarily installation of interactive whiteboards. Sales of infrastructure and networking solutions also improved.

Cost of sales increased but remained fairly stable as a percent of sales, with technology margins decreasing only slightly from 15.8% in 2006 compared to 15.6% in 2007.

The following table summarizes the segment information discussed above and reconciles them to the consolidated amounts reported and previously discussed. The table also presents the segment assets information. Changes in segment assets came primarily from the following:

•

Segment assets in the Software applications segment increased primarily from the asset purchase of McAleer. This included an increase in property, plant and equipment, computer software, goodwill and other (intangible) assets, as well as additions to receivables due to the historical billing practice of McAleer to bill annual support agreements near year end.

•

Inventory decreased significantly due to the partial shipment of a significant order in late 2006, where installation was delayed due to backordered component parts. The inventory was pre-sold and revenues related to the order were recorded in the first quarter of 2007 when collectability was assured. Such a significant order did not exist at year end 2007.

•

Capitalized software costs for the software applications segment increased from the investment in the conversion of the fund accounting software to the Microsoft ..Net and SQL platform and the write up of the purchased McAleer software to fair value.

•	Deferred tax assets decreased from the utilization of net operating loss carryforwards.

	Software Applications	Technology Solutions	Total Company
Year ended December 31, 2007:
Net sales and service revenue	$10,478	$44,719	$55,197
Gross profit	4,362	6,959	11,321
Segment income	450	3,503	(*	)
Segment assets	7,240	8,946	16,186
Year ended December 31, 2006:
Net sales and service revenue	$5,020	$23,534	$28,554
Gross profit	2,664	3,709	6,373
Segment income	502	958	(*	)
Segment assets	4,825	4,635	9,460

Reconciliation of Segment income (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

Certain non-recurring items (those items occurring for reasons which have not occurred in the prior two years and are not likely to reoccur in two years), stock-based compensation costs and compliance and acquisition costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. The following reconciliation presents separately those costs related to the reverse merger and compliance costs, which have not been included in the analysis of segment income. In addition, due to public reporting requirements, we have incurred significant compliance-related professional and legal costs.

	Year Ended
	December 31, 2007	December 31, 2006
Segment income:
Software applications segment	$450	$502
Technology solutions segment	3,503	958

TOTAL SEGMENT INCOME	3,953	1,460
Less: Merger-related and compliance costs
Stock compensation – non-cash	(102)	(971)
Reverse merger costs	—	(85)
Acquisition costs	(11)	(38)
Professional and legal compliance and litigation related costs	(694)	(609)

OPERATING INCOME (LOSS) Per consolidated Statements of Operations	$3,146	$(243)

Interest and Other Income and Expenses

Interest expense was $0.6 million in 2007 compared to $0.4 million in 2006. This increase was due to the addition of $2.7 million in borrowings in connection with the acquisition of McAleer, partially offset by repayments from proceeds from the sale of warrants of approximately $0.7 million and the pay down of an additional $1.1 million from cash flow generated from operations. As of December 31, 2007, we had outstanding draws of $575,000 under our bank credit facility bearing interest at 7.73% (Libor plus 2.50%). We also had outstanding long-term bank debt, including current portion, of $1.0 million bearing interest at 7.85% and outstanding subordinated notes payable to Barron Partners LP (“Barron”) and the five former CSI-South Carolina shareholders totaling $2,250,400 and bearing interest at 15.0%.

Unrealized loss on warrants to purchase common stock was $0.3 million in 2006 compared to no such amounts in 2007. The unrealized loss in 2006 was due to our decision to reduce the exercise price on a portion of warrants to encourage their earlier exercise. We believed the exercise of the warrants would increase the potential for an earlier increase in the amount of stock available for purchase in the marketplace and availability of additional cash for working capital purposes. During the year ended December 31, 2007 Barron exercised approximately 1.0 million of the warrants with an exercise price of $0.70, resulting in cash applied against our revolving credit facility of $0.7 million. The accounting for the warrants is discussed further in Note 8, “Preferred Stock and Related Warrants,” to our audited consolidated financial statements dated December 31, 2007.

Income Taxes

Income taxes were recorded as an expense of approximately $0.9 million in 2007 compared to a net benefit of $0.1 million in 2006. The increase was due to the increase in pre-tax income. The effective tax rate was slightly more than the statutory rate due to nondeductible expenses, offset in part by the Company recognizing South Carolina job tax credits in the current year of approximately $0.1 million.

Net Income (Loss) and Earnings (Loss) Per Share

Net income increased $2.6 million or 297.9% from a net loss of $0.9 million in 2006, to net income of $1.7 million for 2007. The increase in net income over the prior year was driven by the increase in revenues contributing to increased gross profits and operating income, and costs increasing at a lower rate than that of revenues, as previously discussed.

Basic earnings per share increased from a basic loss per share of $0.27 per share in 2006 to basic earnings per share of $0.46 in 2007. The increase resulted primarily from the increase in net income, partially offset by an increase in the number of weighted average shares outstanding. Weighted average shares increased because of conversions of preferred shares, warrant exercises, and issuance of stock in connection with stock based compensation awarded to McAleer management in connection with the acquisition and our outside board members, consultants and other key employees. For the same reasons, on a fully diluted basis, earnings per share increased from a net loss of $0.27 per share in 2006 to earnings per share of $0.14 in 2007. The remaining preferred stock and warrants issued in connection with the merger in February 2005 were not included in the calculation of diluted earnings per share for 2006, as their effect was anti-dilutive.

G. Liquidity and Capital Resources

Our strategic plan includes the expansion of the Company both organically and through acquisitions. Due to the long-term nature of investments in acquisitions and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Accordingly, we use debt and equity vehicles in addition to cash flow from operations to fund our growth and working capital needs. Currently our working capital is provided under our $7.0 million revolving line of credit.

Events Impacting Liquidity and Capital Resources

Increase in Bank Credit Facilities

Line of Credit

On September 14, 2007, we entered into agreements with our senior lender, RBC Centura Bank. The primary purpose was to increase the amount of our credit facilities in order to provide for our expanding working capital and other credit needs. Specifically, the Company’s revolving facility was increased from $5.5 million to $7.0 million. The revolving facility is priced at one month LIBOR plus 2.5% and expires on June 30, 2009. Availability under the revolving facility is determined pursuant to a borrowing base equal to 80% of the Company’s eligible accounts receivable and 50% of the Company’s eligible inventory up to $1,000,000. The revolving facility and our equipment facility are secured by substantially all of our assets. In January 2007, the line, which was originally established in connection with our reverse merger in 2005, was increased to support the McAleer acquisition.

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

Equipment Note

As a part of amended loan arrangements in 2006, the bank committed to increase its equipment note to assist with the financing of the McAleer acquisition. Previously, the note was established at $400,000. Pursuant to the January 2007 modification to the bank’s credit facilities, the February 2006 equipment loan was modified, increasing it to $800,000. The equipment note bears interest at 7.85% per annum. Principal and interest is payable in 36 consecutive monthly payments of principal and interest of $25,015 continuing until January 1, 2010. The new equipment note refunded the February 2006 equipment loan balance at December 31, 2006 of $313,954, with an additional $486,046 being advanced at the January 2, 2007 closing. The additional proceeds represented a reimbursement to the Company for capital expenditures incurred during 2006, and were used to help fund the McAleer acquisition.

Our credit facility with RBC Centura Bank and the recent facility amendments are discussed in more detail in the notes to the audited consolidated financial statements dated December 31, 2007 and under “—B. Recent Developments—Modification of Bank Credit Facilities” above.

Acquisition of McAleer

On January 2, 2007, we consummated the acquisition of substantially all of the assets and business operations of McAleer. McAleer and the acquisition transaction is discussed in more detail under “—B. Recent Developments—Acquisition of McAleer Computer Associates, Inc.”

The purchase price was $4,050,000, of which $3,525,000 was paid in cash at closing, funded from:

•	$1.6 million advance under our bank line of credit facility (increased at the time from $3.5 million to $5.5 million);

•	$0.5 million increase in our equipment note (increased from $300,000 balance to $800,000);

•	$1.3 million in cash from McAleer from service contract revenue related to 2007 services to be provided, collected in 2006 and retained on our behalf pursuant to the asset purchase agreement; and

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

Our utilization of draws under our bank revolver to fund a large portion of the purchase price of the McAleer acquisition reduced our availability under the facility. While we carry a balance of long-term debt related to the acquisition, during the year we have reduced the revolving facility to approximately the same balance as prior to the acquisition through cash generated from operations and warrant proceeds. However, increased working capital requirements as a result of anticipated sales growth could put pressure on the adequacy of our bank revolving credit facility. As we did with McAleer, we may use availability under our revolving facility to fund other acquisitions. Accordingly, on an ongoing basis, we evaluate our needs and additional opportunities to increase our borrowing facilities, and consider other funding options, as discussed below under “—Future Capital Needs and Resources.”

Off-Balance Sheet Arrangements

As of December 31, 2007, and for the prior reporting periods, CSI had no off-balance sheet instruments.

Cash Flows

Cash from Operating Activities

Cash provided by operating activities totaled $4.1 million for the year ended December 31, 2007, compared to cash provided by operating activities of $3.0 million for the year ended December 31, 2006. The increase was due to increased net income of $2.6 million. This increase was partially offset by adjustments to net income and changes in other operations related balance sheet accounts.

The changes in adjustments to net income for 2007 compared to the changes in 2006 netted to a decrease of $0.2 million. Increases came from depreciation and amortization, primarily from the increases following the acquisition of McAleer, and increased deferred income taxes from the utilization of prior net-operating loss carry forwards. The increases were substantially offset by decreases in the non-cash portion of expense related to stock awards to consultants in 2006 related to the 2005 reverse merger and an unrealized loss from the warrant reset in 2006, both not repeated in the current year. The decrease in the total changes in Balance Sheet items related to operating activities (except deferred income taxes, included in adjustments to net income discussed above) compared to the total of changes in the prior year netted to $1.3 million.

Significant changes at December 31, 2007 since the prior year end to Balance Sheet items related to operating activities are as follows:

The increase in accounts receivable ($4.9 million) was a result of the addition of McAleer and a delay in collections on certain large technology deals, which were substantially collected after year end. The increase from McAleer was primarily from the billing of the majority of its support agreements at year end which are recognized over the year as the services are delivered. The McAleer forward billing also caused the increase in deferred revenue ($3.2 million). The decrease from the change in inventories ($2.1 million) is due to the absence of the large order with receipts of inventory at year end 2006 which could not be billed to the customer and not paid to the vendor until the first quarter of 2007, due to backordered components.

Cash for Investing Activities

Cash used for investing activities totaled $5.6 million for the year ended December 31, 2007, compared to $2.1 million for the year ended December 31, 2006. The $3.5 million increase was a result of the acquisition of McAleer for $4.1 million. This increase was partially offset by a $0.1 million decrease in expenses capitalized in connection with the continued investment in development in the .Net version of CSI’s major software modules, due to a shift in more efforts toward support with some core modules installed at customer sites. Capital expenditures declined by $0.4 million primarily as the needs were higher in the prior year in connection with the move made in April 2006 to a new expanded facility with room for future growth.

Cash from Financing Activities

Cash provided by financing activities netted to $1.5 million for the year ended December 31, 2007, compared to cash used for financing activities of $0.8 million for the year ended December 31, 2006. In 2006, the $0.8 million was used primarily for a net reduction in debt, while in 2007 $0.8 million was provided from the exercise of warrants and also $2.7 million was used to finance the McAleer acquisition, consisting of $0.9 million in long-term debt and $1.8 million advanced on our revolving loan facility. By year end, cash from operating activities less the amount used for non-acquisition related financing activities (net $1.1 million) was applied to the revolving facility resulting in the balance approximating that of the prior year.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Years Ended December 31, 2007 and 2006

EBITDA increased 906.1% or $4.3 million to $4.8 million for the year ended December 31, 2007, compared to EBITDA of $0.5 million reported for the same period in 2006. The EBITDA increase was primarily due to the increase in operating income over the prior year and a larger add back for increased depreciation and amortization with the write-up to fair value of assets from the McAleer acquisition. Adjusted EBITDA for the year ended December 31, 2007 increased by 175.0% or $3.1 million to $4.9 million, compared to $1.8 million for the prior year. The increase was due to the same items as impacted EBITDA. However, the Adjusted EBITDA increase was lower than that of EBITDA due to the partially-offsetting effect of a $0.9 million smaller adjustment in 2007 for non-cash stock based compensation and no adjustment for warrants resets, compared to $0.3 million recorded in 2006.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

(000’s omitted)	Year Ended December 31,
	2007	2006
Reconciliation of Net income (loss) per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income (loss) per GAAP	$1,741	$(880)
Adjustments:
Income tax expense (benefit)	855	(98)
Interest expense, net	549	406
Depreciation and amortization of fixed assets and trademarks	525	338
Amortization of software development costs	1,109	709

EBITDA	4,779	475

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	102	971
Reverse acquisition costs	—	—
Reverse acquisition related option redemption costs	—	—
Net unrealized loss on warrants	—	329
Reverse merger related litigation costs	—	—

Adjusted (Financing) EBITDA	$4,881	$1,775

Future Capital Needs and Resources

Credit Facilities

Prior to our going public through the reverse merger, we funded operations through cash flow from operations. Substantially all of our cash was distributed to the founders in exchange for distributing ownership. Accordingly, we now use primarily our working capital facility and term loans to fund our operations. See “—Increase in Bank Credit Facilities” above and Note 7 to our audited consolidated financial statements dated December 31, 2007 for details of recent activity under and terms of these facilities.

Our current credit facilities consist of:

•	$7.0 million revolving line of credit, of which $0.6 million was drawn and $4.4 million available December 31, 2007, which bears interest at LIBOR plus 2.5% and matures June 30, 2009;

•	$800,000 equipment note, of which approximately $0.6 million was outstanding at December 31, 2007, which bears interest at 7.85%, and has a three year amortization maturing in January 2010;

•

$486,000 real estate note, of which approximately $0.5 million was outstanding at December 31, 2007, which bears interest at 7.85%, and has a payment based on a 15 year amortization with a balloon payment due in January 2010; and

•

$2.3 million in subordinated notes to Barron Partners and the five founding shareholders, of which $2.3 million remained outstanding at December 31, 2007. (In order to conserve capital and borrowing capacity, we refrained from repaying the $2.3 million in subordinated notes upon their maturity in May 2006. The noteholders have cooperated with our deferral of repayment, which is discussed in more detail below.)

Future Capital Needs

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	$4.4 million available to our operations at December 31, 2007, under our $7.0 million line of credit;

•	inventory purchase commitments in 2008 of $12.3 million;

•	burden of professional and legal compliance costs;

•	the anticipated level of capital expenditures for 2008 of $800,000;

•	software development costs of approximately $1.1 million;

•	our scheduled debt service;

•	continued cooperation as to the deferral of payment on our subordinated debt;

•	potential future acquisitions; and

•	potential capital inflow from warrants exercise and the possibility warrant exercises and related proceeds may not be fully realized.

The above items are described in more detail below.

Factors Affecting Capital Needs and Resources:

Credit Facilities. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, and in light of our growth and acquisition strategy, for the foreseeable future we will rely on a line of credit and borrowing facilities.

While we have drawn on our line significantly and paid it down from time to time, we cannot guarantee that cash flow from operations will be sufficient to repay our line of credit facility at the time it is due and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that our existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. Further, any failure to resolve our default under or otherwise restructure the subordinated notes, or to maintain the cooperation of the holders of such notes, could negatively impact our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

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

In 2007, the Company experienced significant improvement in its cash flow from operations, increasing $1.1 million to $4.1 million compared to the prior year’s $3.0 million. Net of needs for other financing activities and scheduled debt retirement, this placed the Company in the position of repaying the short-term portion of borrowings used in connection with the McAleer acquisition, in part or $1.1 million, from cash provided by operations, while the remaining $0.7 million was provided from the exercise of warrants. This improvement was also made possible from the acquisition of McAleer which historically bills the largest portion of its annual support agreements in the fourth quarter of each year and receives some additional cash by year end, with the remainder collected in the first quarter. Our projections as to the acquisition of McAleer were that it would be cash flow positive, that is it would fund its own debt service, and in fact it has done so. As a result, we see risk associated with the cost of the McAleer acquisition as substantially behind us and continuing improvements in our cash position long-term. This assessment does not take into account additional capital related to additional acquisitions, and it assumes growth does not significantly outpace our expectations. It also assumes we are able to effectively and timely control our costs if impacted significantly by an economic downturn, and we retain our ongoing ability to secure asset-based financing to fund our growth. Our primary reasons for pursuing other financing and equity capital are to reduce short-term economic risk relating to past and future acquisitions, and to repay our subordinated notes (potentially as part of funding an acquisition).

Purchase Commitments. The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. Currently we have purchase order commitments to Promethean, one of our major suppliers, for interactive whiteboard inventory of $12.3 million in 2008. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Burden of Professional and Legal Compliance Costs. For the year ended December 31, 2007, professional and legal compliance and litigation costs, excluding stock-based (non-cash) compensation, totaled $694,000. These related primarily to compliance costs of operating as a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should continue and could increase somewhat, particularly as the Company grows or acquires other businesses. The Company will continue to incur expenses to test and monitor controls related to the Sarbanes-Oxley Act, and to maintain the registration of shares through 2009 as required by its commitment to Barron. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Management anticipates that some cost efficiencies may be realized as CSI gains experience as a reporting company and management seeks to manage compliance costs, and believes economies of scale will be achieved particularly with regard to these costs as the Company grows.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2008 will principally consist of $1.1 million for software development and $800,000 for capital expenditures. For the year ended December 31, 2007, we capitalized approximately $1.1 million of software development costs and $338,000 in capital expenditures. We plan to fund 2008 needs for these items through cash flow from operations, our line of credit or other financing options discussed above.

Subordinated Promissory Notes. At December 31, 2007, subordinated promissory notes payable to shareholders totaled approximately $2.3 million. Although we possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable. We pay a default interest rate of 15% both on the principal balance and any interest not paid quarterly. From time to time we have deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently we paid this and other interest due and no interest was in arrears as of December 31, 2007.

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

As previously discussed, we acquired McAleer on January 2, 2007. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. We anticipate that the acquisition of McAleer will provide several benefits as discussed in “—B. Recent Developments—Acquisition of McAleer Computer Associates, Inc.” A large portion of the cash consideration for the acquisition was funded by draws under our bank revolving credit facility, thereby reducing our availability under the facility to support working capital needs. Also, the acquisition of McAleer, like most acquisitions by the Company of other operating businesses, has increased working capital needs of the Company from time to time, primarily due to differences in the timing of collections, typically once a year, and ongoing labor costs for the provision of support services. While our line of credit may be sufficient, its adequacy may be strained by our increased working capital and other needs as a result of acquisition activity. We continue to pursue other opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization. A number of options, as discussed above, are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

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

In September 2007, Barron exercised warrants priced at $0.70 per share for 120,000 shares of common stock, for which the Company received proceeds of $84,000. Additionally, subsequent to September 30, 2007, and through October 25, 2007, Barron exercised additional warrants priced at $0.70 for 933,800 shares of common stock, the proceeds from which amounted to an additional $654,000. This leaves warrants for approximately 0.5 million shares of common stock representing proceeds of approximately $400,000 remaining of those priced at $0.70 per share. Among other alternatives, we may repay a portion of the subordinated notes with a portion of such proceeds while retaining a portion for working capital or other expansion opportunities.

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

Adequacy of Liquidity and Capital Resources.

Based on management’s assessment giving consideration to the above items, including the availability under our line of credit facility, management anticipates that our cash flow from operations and our existing bank credit facilities will be adequate to fund our short term liquidity and capital needs for operations over the next twelve months. However, we used significant availability under our facilities to fund the McAleer acquisition in January 2007, and increased our working capital requirements as a result of the addition of the McAleer operations. Accordingly, (i) further increased working capital requirements as a result of anticipated sales growth significantly beyond our expectations, (ii) cash flows lower than anticipated without a corresponding decline in working capital requirements and (iii) either of the above in combination with the addition of funding needs and working capital requirements associated with any other acquisition, could put pressure on the adequacy of our bank revolving and other credit facilities.

We continuously consider and pursue other financing options which could include mezzanine financing or other capitalization alternatives. These options are under consideration, and could provide longer-term financing to match our long-term capital needs. Such needs would include providing longer term financing for the recent acquisition of McAleer, potentially supporting additional acquisition activities, and increased working capital. Our evaluation of potential long-term funding sources has also included exercise of the warrants held by Barron. Encouraging the earlier exercise of the warrants, as well as encouraging an earlier increase in the float of our stock, entered into our decision to reduce the pricing on a portion of the warrants in the fourth quarter 2006. In late 2007 Barron exercised for approximately 1.0 million warrant shares providing capital proceeds of approximately $0.7 million. While we are optimistic about the future exercises, there is no guarantee additional warrant exercises will occur or when. Depending on cash flow from current operations or warrant exercises, should we find longer-term funding unnecessary, we may not take advantage of such additional funding options, thereby paying down debt and minimizing any potential for dilution from any additional raise of capital.

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

There is no guarantee CSI could obtain access to additional funding or at reasonable rates. The failure of CSI to meet covenant requirements, raise capital through the exercise of the warrants or find or obtain other funding at reasonable rates, could have a negative impact on our business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Computer Software Innovations, Inc. and Subsidiary

Easley, South Carolina

We have audited the accompanying consolidated balance sheets of Computer Software Innovations, Inc. and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Software Innovations, Inc. and Subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years then ended in conformity with United States generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Computer Software Innovations, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC

Greenville, South Carolina
March 4, 2008

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	8,697,036	3,828,190
Inventories	470,485	2,569,382
Prepaid expenses	42,832	56,174
Income tax receivable	177,147	43,651

Total current assets	9,387,500	6,497,397

PROPERTY AND EQUIPMENT, net	1,316,713	771,472
COMPUTER SOFTWARE COSTS, net	2,162,717	1,505,458
DEFERRED TAX ASSET	263,324	366,476
GOODWILL	1,480,587	—
OTHER INTANGIBLE ASSETS, net	1,574,809	318,884

Total assets	$16,185,650	$9,459,687

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,023,936	$3,995,021
Deferred revenue	5,323,889	2,079,492
Deferred tax liability	469,046	373,960
Bank line of credit	—	551,000
Current portion of notes payable	283,187	109,274
Subordinated notes payable to shareholders	2,250,400	2,250,400

Total current liabilities	12,350,458	9,359,147

NOTES PAYABLE, less current portion	763,717	204,680
BANK LINE OF CREDIT, less current portion	575,000	—

Total liabilities	13,689,175	9,563,827

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 6,859,736 and 7,012,736 shares issued and outstanding, respectively	6,860	7,013
Common stock - $0.001 par value; 40,000,000 shares authorized; 4,698,970 and 3,429,030 shares issued and outstanding, respectively	4,699	3,429
Additional paid-in capital	7,400,939	6,473,342
Accumulated deficit	(4,784,719)	(6,525,773)
Unearned stock compensation	(131,304)	(62,151)

Total shareholders’ equity (deficit)	2,496,475	(104,140)

Total liabilities and shareholders’ equity (deficit)	$16,185,650	$9,459,687

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2007	2006
REVENUES
Software applications segment	$10,477,885	$5,019,860
Technology solutions segment	44,718,735	23,533,670

Net sales and service revenue	55,196,620	28,553,530
COST OF SALES
Software applications segment:
Cost of sales, excluding depreciation, amortization and capitalization	5,988,497	2,738,281
Depreciation	76,728	65,011
Amortization of capitalized software costs	1,108,811	709,175
Capitalization of software costs	(1,058,070)	(1,156,307)

Total software applications segment cost of sales	6,115,966	2,356,160

Technology solutions segment:
Cost of sales, excluding depreciation	37,670,256	19,732,931
Depreciation	89,812	91,516

Total technology solutions segment cost of sales	37,760,068	19,824,447

Total cost of sales	43,876,034	22,180,607

Gross profit	11,320,586	6,372,923
OPERATING EXPENSES
Salaries, wages and benefits	5,031,730	3,442,095
Stock based compensation	102,361	970,894
Reverse merger costs	—	85,234
Acquisition expenses	10,823	38,217
Professional and legal compliance and litigation related costs	694,175	609,117
Sales consulting fees	222,349	—
Marketing expenses	140,024	116,661
Travel and mobile costs	617,263	462,417
Depreciation and amortization	358,438	180,975
Other selling, general and administrative expenses	997,321	710,323

Total operating expenses	8,174,484	6,615,933

Operating income (loss)	3,146,102	(243,010)
OTHER INCOME (EXPENSE)
Interest income	12,756	3,522
Interest expense	(561,444)	(409,334)
Loss on disposal of assets	(1,218)	—
Unrealized loss on warrants	—	(329,153)

Net other expense	(549,906)	(734,965)

Income (loss) before income taxes	2,596,196	(977,975)
INCOME TAX EXPENSE (BENEFIT)	855,142	(98,361)

Net income (loss)	$1,741,054	$(879,614)

BASIC EARNINGS (LOSS) PER SHARE	$0.46	$(0.27)

DILUTED EARNINGS (LOSS) PER SHARE	$0.14	$(0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	3,809,026	3,236,327

DILUTED	12,198,431	3,236,327

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK	PREFERRED STOCK	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	UNEARNED STOCK COMPENSATION	TOTAL
Balances at December 31, 2005	$2,632	$7,218	$5,111,736	$(5,646,159)	$—	$(524,573)
Barron’s conversion of preferred stock into common stock	205	(205)	—	—	—	—
Warrant repricing	—	—	329,153	—	—	329,153
Stock based compensation	592	—	1,032,453	—	(62,151)	970,894
Net loss	—	—	—	(879,614)	—	(879,614)

Balances at December 31, 2006	$3,429	$7,013	$6,473,342	$(6,525,773)	$(62,151)	$(104,140)
Barron’s conversion of preferred stock into common stock	153	(153)	—	—	—	—
Barron’s exercise of warrant to purchase common stock	1,054	—	736,606	—	—	737,660
Exercise of stock options	63	—	7,829	—	—	7,892
Stock based compensation	—	—	183,162	—	(69,153)	114,009
Net income	—	—	—	1,741,054	—	1,741,054

Balances at December 31, 2007	$4,699	$6,860	$7,400,939	$(4,784,719)	$(131,304)	$2,496,475

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$1,741,054	$(879,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,633,789	1,046,677
Stock compensation expense	114,009	970,894
Deferred income taxes	164,488	(291,280)
Loss on disposal of assets	1,218	—
Unrealized loss on warrants	—	329,153
Changes in deferred and accrued amounts
Accounts receivable	(4,868,846)	2,063,760
Inventories	2,098,897	(2,569,382)
Prepaid expenses	117,127	(73,921)
Accounts payable	28,915	1,645,236
Deferred revenue	3,244,397	581,074
Taxes receivable	(133,496)	149,267

Net cash provided by operating activities	4,141,552	2,971,864

INVESTING ACTIVITIES
Purchases of property and equipment	(338,165)	(697,139)
Capitalization of computer software costs	(1,058,070)	(1,156,307)
Purchase of computer software	(98,000)	(74,672)
Trademarks and other assets	(300)	(40,382)
Payment for purchase of McAleer Computer Associates, Inc.	(4,149,519)	(167,318)

Net cash used for investing activities	(5,644,054)	(2,135,818)

FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	24,000	(1,150,000)
Borrowings under notes payable	972,046	400,000
Repayments of notes payable	(239,096)	(86,046)
Proceeds from exercise of stock options and warrants	745,552	—

Net cash provided by (used for) financing activities	1,502,502	(836,046)

Net change in cash and cash equivalents	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$460,530	$499,749

Income taxes	$824,150	$43,651

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

On January 2, 2007, we purchased substantially all of the assets and business operations of McAleer Computer Associates, Inc. (“McAleer”). The total price for the assets acquired was $4,050,000. Details on the acquisition are described in Note 2 – McAleer Acquisition.

Description of business

The Company is engaged in the business of development and sales of internally developed software, sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware–based solutions.

The Company’s internally developed software consists of fund accounting based financial management software and standards-based lesson planning software. The Company’s primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund”, or by source and purpose of the funding. The fund accounting software is used primarily by public sector and not-for-profit entities. The Company’s standards-based lesson planning software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The lesson plans can be stored, shared, and retrieved for collaboration, editing and future use.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At times balances may exceed federally insured amounts. Bank overdrafts of $78,974 and $336,928 as of December 31, 2007 and 2006, respectively, have been reclassified to accounts payable.

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

Inventories

Inventories consist of finished goods purchased for resell from third party vendors and a small amount of service inventory that can be used to provide support services to customers of the Company. Inventories are valued at the lower of historic cost or net realizable value using the first-in, first-out method. The Company is generally able to limit the amount of inventory it has to carry through direct shipment from its suppliers to its customers. However, at times large shipments of inventory may be in transit or not all parts may have been received sufficient for delivery to be consummated or collectibility assured, in which case a significant amount of inventory may be recorded in the Company’s financial statements. Additionally, from time to time the Company takes advantage of bulk purchase opportunities for quantity discounts on high-volume sales items to reduce its costs. Typically such inventories are only carried for a few weeks. As of December 31, 2007 and 2006, the Company had finished goods on hand that amounted to $470,485 and $2,569,382, respectively.

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

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectability is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

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

Collectability is probable. We determine whether collectability is probable on a case-by-case basis. When assessing probability of collection, we consider the number of years in business, history of collection, and product acceptance for each customer. We typically sell to customers for whom there is a history of successful collection. However, collection cannot be assured.

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

Computer Hardware Sales Revenues

Revenue related to hardware sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectability is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are net 30 days from shipment. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a standard product, (2) there is a history of acceptance on the product with the customer, and (3) the undelivered element is not essential to the customer’s application. Revenue related to spare parts is recognized on shipment. Shipping and handling charges to customers are included in revenues. Shipping and handling costs incurred by the Company are included in cost of sales.

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

Long-term Payment Arrangements

Our primary customer base consists of local government and education entities whose source of funding (local taxes and federal funding) is generally assured; accordingly the risk of uncollectibility is lower than that of businesses selling primarily to non-government entities. The Company has an ongoing practice of providing financing for certain purchases under notes receivable or long term leases typically ranging from 3 to 5 years, subject to review of its exposure under such facilities and cash flow availability or needs at the time of such purchases. Such amounts have not constituted a significant portion of account balances, and the Company has historically never experienced a default under such arrangements. The Company recognizes revenue under these arrangements when the criteria noted under Software License Revenues and Computer Hardware Sales Revenues above is met, in accordance with SOP 97-2, as amended by SOP 98-9.

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

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives:

Classification	Useful life (years)
Furniture	7
Computer equipment	3
Office equipment	3
Leasehold improvements	3

Computer Software Costs and Amortization

Computer software costs consist of internal software production costs and purchased software products capitalized under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs in the research and development of new software products where the technological feasibility is unknown, and enhancements which do not prolong the software life or otherwise increase its value, are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, to date, through our software solutions segment, we have spent no material efforts on technological innovation for which the feasibility has been unknown.

Goodwill

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” in our accounting and reporting for goodwill and intangible assets.

SFAS No. 142 eliminates the requirement to amortize intangible assets with an indefinite life, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition of indefinite-lived intangible assets. In accordance with SFAS No. 142, we do not amortize indefinite-lived intangible assets (e.g., corporate trademarks for which planned use is indefinite). As of December 31, 2007, we had approximately $1.5 million of goodwill. In accordance with SFAS No. 142 we are required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Our goodwill impairment test involves a comparison of the fair value to its carrying amount. If the fair value is determined to be less than the carrying value, the asset is considered impaired. We tested goodwill for impairment as of December 31, 2007 and will test it annually on December 31 unless changes occur between annual test dates that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our 2007 impairment test indicated that goodwill was not impaired.

In addition, we evaluate the remaining useful life of other intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its remaining estimated useful life. Amortizable intangible assets (e.g., product trademarks) are amortized on a straight-line basis over six years or the life of the product, whichever is shorter. As of December 31, 2007, the intangible assets classified as indefinite lived assets total $1.5 million, including goodwill and corporate trademarks.

Other Intangible Assets

In connection with the acquisition of McAleer, we allocated approximately $1.7 million in value to intangible assets. The estimated fair value of these acquired intangible assets is based upon an independent valuation, and is being amortized over the life of the assets. As of December 31, 2007, the intangible assets had a carrying value of $1.6 million, net of accumulated amortization of $0.1 million, and are included in Other intangible assets, net on the Consolidated Balance Sheet. See Note 2 for further detail regarding the intangible assets related to the McAleer acquisition

Amortization expense was approximately $117,000 for the year ended December 31, 2007 and $2,000 for the year ended December 31, 2006. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2007 is expected to be as follows (in thousands):

Year	Amortization Expense
2008	$117
2009	117
2010	94
2011	94
2012 & beyond	1,126

Total	$1,548

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

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Upon adoption, we found there to be no impact.

Fair value of financial instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, short-term debt and notes payable. The carrying values of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amount of the Company’s bank borrowings under its credit facility approximates fair value because the interest rates are reset periodically to reflect current market rates. The fair value of the Company’s long-term notes payable depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to the Company. The fair value of the Company’s bank line of credit is assumed to be approximately equal to the carrying value since the interest rate on the on the line of credit obligation is adjustable based on the LIBOR rate.

Marketing, Business Promotion and Advertising

Marketing, business promotion and advertising costs are expensed as incurred. Such costs amounted to $140,024 and $116,661 for the years ended December 31, 2007 and 2006, respectively.

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the year ended December 31, 2007 and 2006, both prior to and after application of the treasury stock method.

	For the Years Ended December 31,
	2007	2006
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock	3,809,026	3,236,327
Preferred stock	6,926,322	7,048,750
Warrants	6,970,947	7,217,736
Options	302,506	268,343

Total Weighted Average Shares Outstanding	18,008,801	17,771,156

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock	3,809,026	3,236,327
Preferred stock	6,926,322	7,048,750
Warrants	1,238,863	1,539,459
Options	224,220	253,625

Total Weighted Average Shares Outstanding –treasury stock method	12,198,431	12,078,161

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

The potential common shares were used in the calculation of diluted earnings per share for the year ended December 31, 2007, but were not used in the calculation of diluted loss per share for the year ended December 31, 2006 as the effect was anti-dilutive due to the net loss reported for the period.

NOTE 2 – MCALEER ACQUISITION

On January 2, 2007, the Company consummated its acquisition of the business operations of McAleer. The transaction was structured as a purchase of substantially all of the assets of McAleer.

The total price for the purchased assets was $4,050,000, of which $3,525,000 was paid in cash at closing. The balance of $525,000 was to be paid pursuant to a promissory note to the owner, William McAleer, in twenty quarterly installments of principal in the amount of $26,250, plus interest in arrears at the LIBOR rate, beginning March 31, 2007. The note was secured by a first mortgage on the real property of McAleer conveyed in the acquisition, consisting of the office building located in Mobile, Alabama from which the

Mobile personnel operate. The Company assumed no liabilities of McAleer, other than certain operating leases and obligations under ongoing customer contracts. On February 8, 2007, the Company repaid the note to William McAleer by financing the real estate through a mortgage note with its bank in the amount of $486,000 (the terms of which are discussed below under Note 7 – Long-term and Short-term Debt, and Off-Balance Sheet Instruments), and a draw against its revolving credit facility for the remaining balance. Expenses for the acquisition, in the amount of $266,837, consisted of legal and professional fees, travel costs, stock compensation costs and various other expenses related to the acquisition transaction. These expenses have been capitalized and allocated to goodwill. The Company engaged an independent party to provide assistance with customary valuations, analysis and allocation of the purchase price, which resulted in an allocation to goodwill. For the purposes of recording assets by segment, the acquired assets, including goodwill, are reported under the Software applications segment. The Company expects all goodwill will be deductible for tax purposes, and has an indefinite life for book purposes. The deferred tax liability arises from a difference in the agreed to price for the building asset (tax basis) and the purchase price allocation (book basis included in property and equipment and based on appraisal). Research and development assets acquired in the purchase were not material.

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

In consideration of the requirements of SFAS No. 141, the Company identified expenses incurred that were directly related to the acquisition of McAleer, and capitalized those expenses as appropriate. Upon completion of the acquisition, the purchase price and other direct costs were allocated to identifiable assets or liabilities, with all unallocated amounts classified as goodwill, subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” As of December 31, 2007, the Company has incurred approximately $300,000 in acquisition related costs, of which approximately $267,000 were direct costs of the acquisition of McAleer and were therefore capitalized.

Pro Forma Financial Information

The following unaudited pro forma statement of operations data for the year ended December 31, 2006 gives effect to our acquisition of McAleer as if the acquisition had occurred on January 1, 2006. Our historical financial information has been derived from our audited financial statements included in this report. Historical financial information for McAleer has been derived from the audited financial statements of McAleer as of December 31, 2006.

We have not disclosed pro forma results for 2007 as actual results reported in our consolidated statements of operations are the same as those that would be reported on a pro forma basis. Since the acquisition was agreed to close effective January 1, 2007, and was only closed on January 2, 2007 to accommodate the banks’ holiday, the financial statements for the year ended December 31, 2007 as disclosed in the consolidated statements of operations are indicative of the pro forma results for that period and no further disclosure is necessary.

Pro forma Income Statement Data for the Year

  Ended December 31, 2006

	For the Year ended December 31, 2006
	CSI	McAleer	Adjustments		Pro forma Combined
Revenues	$28,553,530	$4,003,020	$—		$32,556,550
Net income (loss)	(879,614)	199,939	(216,528	)(1)(2)	(896,203)
Earnings (loss) per share	(0.27)				(0.28)
Weighted average shares outstanding	3,236,327				3,236,327

(1)	Net income is net of pro forma adjustment for C-corporation taxes.
(2)	Net income is adjusted for the pro forma additional depreciation of property and equipment and the amortization of intangibles over the useful lives noted above following the write-up of the assets to their fair values (in accordance with the purchase price allocation detailed above) and the pro forma additional interest expense related to financing used to fund the acquisition.

NOTE 3 – ACCOUNTS RECEIVABLE

	December 31,
	2007	2006
Billed receivables	$5,741,998	$3,658,037
Unbilled receivables	2,851,318	73,211
Commission receivable and other	193,736	133,780
Allowance for sales returns	(17,564)	(6,838)
Allowance for doubtful accounts	(72,452)	(30,000)

	$8,697,036	$3,828,190

NOTE 4 – CONCENTRATION OF CREDIT RISK

For the years ended December 31, 2007 and 2006 our top ten clients constituted approximately 46% and 42%, respectively, of our annual revenue. At December 31, 2007, approximately 8% of the Company’s net accounts receivable were due from the top ten customers. At December 31, 2006, approximately 50% of the Company’s receivables were due from the top ten customers. Potential losses from concentrations of credit risk with respect to trade accounts receivable are considered to be limited due to the number of the customers comprising the customer base, including significant amounts to be paid through government funding, and the Company’s ongoing credit evaluations of its customers.

For the years ended December 31, 2007 and 2006, approximately 57% and 54%, respectively, of the Company’s purchases were from three vendors. At December 31, 2007 and 2006, approximately 50% and 15%, respectively, of the Company’s accounts payable were due to these three vendors.

NOTE 5 – PROPERTY AND EQUIPMENT

	December 31,
	2007	2006
Land	$117,000	$—
Buildings	423,000	—
Furniture	255,238	311,827
Computer equipment	233,929	262,239
Office equipment	929,602	949,831
Leasehold improvements	178,654	186,503

Total	2,137,423	1,710,400
Accumulated depreciation	(820,710)	(938,928)

Property and equipment, net	$1,316,713	$771,472

Depreciation expense charged to operations was $407,924 and $337,502 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6 – COMPUTER SOFTWARE COSTS

	December 31,
	2007	2006
Capitalized computer software costs	$5,816,109	$4,148,039
Purchase of computer software for resale	214,882	116,882
Accumulated amortization	(3,868,274)	(2,759,463)

Computer software costs, net	$2,162,717	$1,505,458

Amortization expense charged to cost of sales for the software applications segment was $1,108,811 and $709,175 for the years ended December 31, 2007 and 2006, respectively.

NOTE 7 – LONG-TERM AND SHORT-TERM DEBT AND OFF-BALANCE SHEET INSTRUMENTS

In 2005, in order to support the activities of the reverse acquisition, the Company entered into a line of credit facility with a bank whereby the Company could borrow up to 80% of accounts receivable balances, not to exceed the total facility limit of $3.0 million. In the first quarter of 2006 and in January 2007, the facility was renewed and the limit increased to $3.5 million and $5.5 million, respectively. The primary purpose of these modifications was to increase the amount of the credit facilities to provide for expanding working capital and other credit needs, including funding the acquisition of substantially all of the assets and business operations of McAleer in early 2007. In May 2007, the Company extended the maturity date of the facility until September 15, 2007.

On September 14, 2007, the Company entered into agreements with the bank renewing the line of credit facility. The terms of the agreements previously entered into were amended as follows:

•	the principal amount of the facility was increased from $5.5 million to $7.0 million;

•	the maturity date was extended from September 15, 2007 until June 30, 2009;

•	permissible purposes of the funds borrowed under the revolving facility were expanded to include funding short-term working capital and general corporate purposes of the Company; and

•

the definition of the borrowing base was expanded to include 50% of eligible inventory (with a maximum borrowing ability against eligible inventory of $1,000,000), in addition to 80% of eligible accounts.

Other than the amendments noted above, the material obligations and provisions of the facility remain unchanged. The modifications also memorialized certain previously granted waivers to the restrictive covenants and requirements contained in the agreements with the bank. The bank granted waivers permitting us to enter into the acquisition of McAleer, including the use of bank credit facility advances to fund such acquisition, and incurring mortgage indebtedness to McAleer as a part of the purchase of McAleer’s real estate. The bank also waived any cross-default relating to the subordinated notes payable to certain stockholders, which the Company did not repay at their May 2006 maturity.

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bore interest at Libor plus 2.50% (7.73%) at December 31, 2007, and LIBOR plus 2.75% (8.10%) at December 31, 2006, payable monthly.

On February 14, 2006 the Company entered into an agreement with a bank for a 42 month equipment term loan of $400,000 at a fixed interest rate of 7.5% per year. The facility is collateralized by substantially all of the assets of the Company. The purpose of the term loan was to finance 2005 capital expenditures and improve its availability under its bank credit facility for working capital purposes. On January 2, 2007, the Company entered into a modification of the equipment loan. Pursuant to the modification, the equipment loan was increased to $800,000, and bears interest at 7.85% per annum. Principal and interest is payable in 36 consecutive monthly payments of principal and interest of $25,015 continuing until January 1, 2010.

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year beginning December 31, 2007. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2007. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management believes the Company complied with these current covenants at December 31, 2007, and complied at December 31, 2006 with the previous, now expired agreements.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $575,000 and $551,000 of outstanding draws under the facility as of December 31, 2007 and 2006, respectively.

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $2,250,400 at both December 31, 2007 and 2006. Although the Company possessed adequate availability on the May 10, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a draw would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, the Company determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable.

Since the Company failed to pay the subordinated notes at maturity, such notes are in default. Interest not paid quarterly and any principal not paid by the due date accrue interest at 15% until paid. Any potential cross-default under our bank credit facilities relating to the nonpayment of the subordinated notes has been waived by our bank lender. Pursuant to the terms of our bank credit facilities, we have also agreed to obtain the consent of the bank to any modification of the terms of the subordinated notes.

The Company’s subordinated noteholders have cooperated with us in the deferral of payment on the subordinated notes. The Company has paid interest at a default rate of 15%, and as of December 31, 2007 was current with such payments. The Company anticipates the continued cooperation of the noteholders and the ultimate successful negotiation of a maturity date extension or other restructuring of its subordinated debt with the holders. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, the Company can give no assurance that it will be able to successfully restructure, extend or refund the subordinated notes, and that the noteholders will continue to cooperate. The notes are subordinated to the Company’s senior bank debt, and management believes the ability of the noteholders to have direct recourse against us is limited. However, the Company can give no assurances as to what adverse collection actions the subordinated noteholders might take, and the impact such actions and default might otherwise have on its other creditors and its financial condition. The Company does not anticipate any of the noteholders taking any action which would be detrimental. It should be noted that five of the subordinated noteholders are currently significant stockholders of the Company, and four of these are executive officers. The sixth noteholder, Barron, holds all of the Company’s preferred stock.

The amount outstanding on the notes payable to the bank was $1,046,904 at December 31, 2007 and $313,954 at December 31, 2006.

The principal payments for subsequent years under the Company’s notes payable are presented below:

2008	$283,187
2009	306,235
2010	457,482

Total Principal Payments	$1,046,904

As of December 31, 2007, and for the prior reporting periods, CSI had no off-balance sheet instruments.

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

The Company filed a post-effective amendment with the SEC on January 29, 2007. We filed another such amendment on March 14, 2007, which was declared effective on that date. However, absent an amendment or waiver of the Registration Rights Agreement, the Company would have been required to issue to Barron 2,472 shares of preferred stock for each day the liquidated damages were triggered until February 11, 2007, when the damages provision expired. As a part of the agreement on December 29, 2006 to re-price the warrants, Barron waived liquidated damages through February 11, 2007, when the liquidated provisions of the Registration Rights Agreement expired. Also, Barron and the Company agreed to extend the effective term of the Registration Rights Agreement by one year.

On September 28, 2007, Barron exercised its Common Stock Purchase Warrant “A-2” for 120,000 shares of our common stock. The conversion price was $0.70 per share. The aggregate proceeds resulting from this transaction were $84,000. In October 2007, on five separate occasions, Barron exercised its Common Stock Purchase Warrant “A-2” to purchase a total of 933,800 shares of common stock, which resulted in aggregate proceeds to the Company of $653,660. All of the warrants exercised in October 2007 were issued as part of a recapitalization of the Company in the first quarter of 2005 and at the exercise price of $0.70 per share.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases certain facilities and equipment under various operating leases. At December 31, 2007, future minimum lease payments under non-cancelable leases are:

2008	$138,432
2009	143,433
2010	146,556
2011	36,795

Total	$465,216

Rent expense for the years ended December 31, 2007 and 2006 was $182,000 and $129,241, respectively. The Company entered into an operating lease on November 30, 2005 related to the lease of its office facility. The term of this lease is five years, beginning on April 1, 2006 and ending on March 31, 2011. The original commitment under this lease totaled $700,920, due on the first of each month in escalating monthly payments. The commitments under this lease are included in the future payments in the table above. If at any time the Company terminates the lease, the lessor may recover from the Company all damages approximately resulting from the termination, including the cost of recovering the premises and the worth of the balance of the lease over the reasonable rental value of the premises for the remainder of the lease term, which shall be due immediately. The Company does not anticipate terminating the lease at any time prior to its expiration.

On June 20, 2007, the Company and Chuck Yeager Real Estate amended the operating lease agreement, originally entered into on November 30, 2005, to include an additional 12,544 square feet of warehouse space. The lease of the additional warehouse space was the result of carrying additional inventory and increased monthly rent by approximately $2,400. While the lease on the additional space was scheduled to expire on August 31, 2007, the Company extended the lease until December 31, 2007, and has since been renting the additional space on a month to month basis, but may choose to extend the term of the lease once again.

Purchase Commitments

The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. Currently we have purchase order commitments to Promethean, one of our major suppliers, for interactive whiteboard inventory of $12.3 million in 2008. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Executive Officer Employment Agreements

The Company entered into separate employment agreements with each of the four most highly compensated executive officers on February 11, 2005, in conjunction with the closing of the reverse merger. The term of all the employment agreements is three years, expiring on February 10, 2008. The agreements renew for a one year term automatically upon the expiration of the initial or any renewal periods in the absence of either party giving thirty days advance notice of termination. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at December 31, 2007, excluding bonuses, was approximately $769,600.

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

In 2005, the Company assumed the stock based employee compensation plan of CSI- South Carolina as a result of the reverse merger. In addition, the Company granted options to purchase 70,000 shares of common stock under the 2005 Incentive Compensation Plan in the first quarter of 2007 at an exercise price of $0.85 per share, as a result of the McAleer acquisition which closed on January 2, 2007, and in November 2007 granted options to purchase an additional 100,000 shares to key employees. The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model with the following weighted-average assumptions. The assumptions in 2007 relate to the options issued in 2007, reflected in the tables below. The assumptions in 2006 relate to the non-employee compensation issued in 2006, which is discussed under “Non-employee Compensation” below.

Assumptions used in calculation of fair value

	For the Years Ended December 31,
	2007	2006
Expected term (in years)	10	10
Expected volatility	92% - 153%	35%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.8% - 4.7%	4.8%

Stock options

Detail	Number of Option Shares	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268,343	$0.12	November 1, 2012
Options granted in McAleer acquisition	70,000	$0.85	January 2, 2017
Options granted to key employees	100,000	$1.42	November 9, 2017

The following table summarizes option activity under the plans for the year of 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	268,343	$0.12
Granted	170,000	1.19
Cancelled	—	—
Exercised	(63,140)	0.13
Forfeited/expired	—	—

Outstanding at December 31, 2007	375,203	$0.60	7.21	$280,242

Exercisable at December 31, 2007	205,203	$0.12	5.09	$252,242

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $1.34 as of December 31, 2007 and the exercise price multiplied by the number of options outstanding as of that date.

As of December 31, 2007 there remained $131,304 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately three years.

Non-employee Compensation

On February 21, 2006, the Compensation Committee of the Board of Directors and the full Board of Directors approved awards of Company common stock for the Company’s outside directors under the Company’s 2005 Incentive Compensation Plan (the “Plan”). Directors receiving awards under the Plan were Anthony H. Sobel, Chairman; Shaya Phillips; and Thomas V. Butta. Mr. Sobel was granted 98,496 shares, while Messrs. Phillips and Butta were granted 49,248 shares each. One-third of the awards vested immediately upon approval. An additional one-third vested on February 28, 2006, with the final one-third vesting on February 28, 2007. Except in the event of a change in control of the Company, the directors could not sell any shares awarded to them prior to March 1, 2007. If a director’s service terminated prior to a vesting date, all unvested shares would have been forfeited, subject to exception in the discretion of the Board. As a result of his subsequent resignation as a director discussed below, Mr. Butta forfeited 32,832 shares.

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

On March 2, 2006, the Company entered into a Letter of Engagement dated February 27, 2006 and individual restricted stock agreements with Robert F. Steel and Kenneth A. Steel, Jr. (the “Consultants”). The purpose of the agreements was to formally set forth the terms and conditions under which the Consultants had been providing and would continue to provide consulting services to the Company through February 10, 2008. Under the terms of the Letter of Engagement, the Consultants were to advise the Company on the development and implementation of strategic business plans, assist management in developing marketing and growth strategies, and assist management in seeking out and analyzing potential acquisition opportunities. The agreement required the Consultants to provide such consulting services until February 10, 2008. In return, the Company agreed to issue 172,367 shares of its common stock to each of the Consultants. The stock awards were granted pursuant to the Company’s 2005 Incentive Compensation Plan. The Company was also required to reimburse the Consultants for reasonable travel and other expenses incurred by the Consultants in furtherance of the objectives of the agreements. The agreements contained customary confidentiality and non-competition provisions. The agreements also required the Consultants, if they were terminated for cause prior to the earlier to occur of February 28, 2007 or a change in control of the Company, to return one-third of the Stock Awards at the time of termination.

On June 20, 2006, the Board elected Jeffery A. Bryson to fill the vacancy on the Board created by the February 22, 2006 resignation of Mr. Butta. Mr. Bryson serves on the Company’s Audit and Compensation Committees and he is Chairman of the Audit Committee. In connection with his election to the Board of Directors on June 20, 2006, the Board approved the award to Mr. Bryson of 23,350 shares of common stock under the Company’s 2005 Incentive Compensation Plan. Under the terms of the award, 11,675 shares vested immediately upon Mr. Bryson’s election to the Board and the remaining shares vested at the conclusion of the 2007 Annual Meeting of Stockholders of the Company upon Mr. Bryson’s reelection to the Board.

On July 10, 2006, the Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with Alliance Advisors, LLC (“Alliance”). The purpose of the Agreement is for Alliance to assist the Company in the development of the Company’s investor relations and corporate communications program. Under the terms of the Agreement, Alliance assisted the Company for a term of twelve months in developing and implementing an investor relations and corporate communications strategy. In exchange for Alliance’s services, the Company paid Alliance $6,500 per month for the first six months of the Agreement. At the end of six months, either party to the Agreement had the option of terminating the Agreement. The Agreement continues on a monthly basis, with a monthly payment of $7,250. In addition to the cash compensation just described, the Company issued to Alliance sixty thousand (60,000) shares of restricted common stock in the third quarter of 2006. If Alliance had not completed the full one-year term of the Agreement, a pro rata portion of fifty-four thousand (54,000) shares would have been required to be returned to the Company.

No additional non-employee based stock awards were granted in 2007.

Total stock based compensation for 2007 was $114,009, $40,210 related to the stock options granted as a result of the McAleer acquisition and $62,151 related to non-employee stock compensation, with the remaining $11,648 classified as costs of sales as they are related to the options issued in November 2007 to key employees. Total stock based compensation for 2006 was $970,894, all of which was related to non-employee stock compensation.

NOTE 11 – DEFINED CONTRIBUTION PLAN

In 2007, the Company established a 401(k) defined contribution plan for the benefit of its employees, and terminated the Simple IRA savings plan maintained in previous years. Employees of the Company may participate in the 401(k) plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. The Company’s contributions to the plan, as determined by management, are discretionary and are allocated among the participants based on the participants’ contributions. Contributions to the 401(k) plan were $223,673 for the year ended December 31, 2007. For the year ended December 31, 2006, the Company contributed $114,651 to the Simple IRA Plan.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the Company made interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of which are executive officers, and Barron Partners LP, who owns all of the Company’s preferred shares. These interest payments were made on the subordinated notes payable associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of December 31, 2007. In 2007, interest payments to the five original shareholders of CSI-South Carolina totaled $133,831 and interest payments to Barron Partners LP totaled $133,831. In 2006, interest payments to the five original shareholders of CSI-South Carolina totaled $199,871 and interest payments to Barron Partners LP totaled $191,871.

NOTE 13 – INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2007 and 2006 is summarized as follows:

	2007	2006
Current expense (benefit):
Federal	$633,068	$192,919
State	57,586	—

Total current	690,654	192,919

Change in deferred income taxes:
Federal	198,238	(291,280)
Other	(33,750)	—

Total deferred	164,488	(291,280)

Income tax expense (benefit)	$855,142	$(98,361)

The gross amounts of deferred tax assets (liabilities) as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$26,068	$11,250
Allowance for sales returns	6,320	2,564
Trademarks—Mobile	6,739	—
Computer software costs—Mobile	40,238	—
Vacation accrual	106,565	79,147
Contribution carryforwards	—	6,053
Net operating loss carryforwards	120,616	451,953

	2007	2006
Acquisition related expenses	16,468	14,331
Deferred stock compensation	41,020	23,307
SC Job Tax Credit	129,538	—

Gross deferred tax assets	493,572	588,605

Deferred tax liabilities:
Goodwill	(13,267)	—
Depreciation	(55,574)	(10,477)
Trademarks—Easley	(590)	—
Other intangibles—Mobile	(5,397)	—
Prepaid expenses	(10,929)	—
Computer software costs	(613,537)	(564,547)
Other	—	(21,065)

Gross deferred tax liabilities	(699,294)	(596,089)

Net deferred tax liability	$(205,722)	$(7,484)

The net deferred tax asset (liability) is classified in the accompanying consolidated Balance Sheets as follows:

	December 31,
	2007	2006
Current Portion	$(469,046)	$(373,960)
Long-term Portion	263,324	366,476

Total	$(205,722)	$(7,484)

As of December 31, 2007 the Company had net loss carry-forwards of approximately $0.3 million, with various expiration dates through 2026. The net loss carry-forwards relate to the operating losses of VerticalBuyer, prior to the reverse merger with CSI-South Carolina.

Reconciliation between income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34 percent to income (loss) before income taxes for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006
Tax expenses at statutory rate	$882,708	34.0%	$(332,512)	34.0%
State income tax, net of federal income tax benefit	57,587	2.2%	(34,229)	3.5%
South Carolina jobs tax credit, net of federal tax effect	(129,538)	-5.0%	—	0.0%
Nondeductible portion of meals and entertainment costs	39,619	1.5%	32,688	-3.3%
Nondeductible registration costs	25,599	1.0%	31,963	-3.3%
Loss related to warrants	—	0.0%	123,432	-12.6%
Other miscellaneous items	(20,833)	-0.8%	80,297	-8.2%

	$855,142	32.9%	$(98,361)	10.1%

The Company, after consulting with tax experts, recorded South Carolina Jobs Tax Credits earned in fiscal years 2005, 2006 and 2007 of $35,000, $70,000 and $133,000, respectively, or a total of $143,000, net of applicable federal income tax effect. Of this amount, approximately $13,000 will be utilized in 2007, with $130,000 deferred tax benefit remaining. Rights to tax credits are based on our filing for 2007, including amending prior year returns. Such amounts were not due us or recorded in 2006 and 2005 since we did not apply for such credits at that time.

According to SFAS No. 109, “Accounting for Income Taxes,” such tax credits are to be recorded as assets and reductions of tax expense to the extent it is more likely than not that the taxable income in future periods will be sufficient to utilize the credits and employment levels will not decrease, causing a loss of credits recorded in prior years. SFAS No. 109 also requires that, on an ongoing basis, management assess any changes in conditions which may affect the likelihood of realizing these tax credits and that a valuation allowance be established should a degree of uncertainty about the likelihood of realizing these credits become apparent. A valuation allowance would be established with a charge against income. Based on management’s review of the Company’s historical and current performance and its plans for future growth including acquisitions, the introduction of new products, the expansion of existing products and expansion into new markets, management believes it is more likely than not that the Company will be able to fully utilize these tax credits and no valuation allowance is considered necessary at this time.

The Company is uncertain as to the amount and net income effect of credits, if any, which may be earned in future years, because future credits are contingent upon regionally specific increases in employment, and the net income effect is contingent upon additional future South Carolina taxable income sufficient to fully utilize such credits as may become available in the future.

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

The total of Segment assets for all segments is equal to Total Assets as reported in our Consolidated Balance Sheets. The Company allocates shared assets related to liquidity (e.g., cash, accounts receivable and inventory) based on each segment’s percent of revenues to total consolidated revenues. Capitalized computer software costs are allocated to the software segment. Fixed assets, net, are allocated on the same basis as operating expenses (or by time spent on each segment as discussed above), since support equipment usage is generally tied to time utilized. All other assets are generally allocated on the same basis.

The following tables summarize information about segment income for the years ended December 31, 2007 and 2006 and assets allocated to segments as of December 31, 2007 and 2006.

	Software Applications	Technology Solutions	Total Company
Year ended December 31, 2007:
Net sales and service revenue	$10,478	$44,719	$55,197
Gross profit	4,362	6,959	11,321
Segment income	450	3,503	(*	)
Segment assets	7,240	8,946	16,186
Year ended December 31, 2006:
Net sales and service revenue	$5,020	$23,534	$28,554
Gross profit	2,664	3,709	6,373
Segment income	502	958	(*	)
Segment assets	4,825	4,635	9,460

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Year Ended
	December 31, 2007	December 31, 2006
Segment income:
Software applications segment	$450	$502
Technology solutions segment	3,503	958

TOTAL SEGMENT INCOME	3,953	1,460

Less: Merger and compliance costs
Stock based compensation	(102)	(971)
Reverse merger costs	—	(85)
Acquisition costs	(11)	(38)
Professional and legal compliance and litigation related costs	(694)	(609)

OPERATING INCOME (LOSS) Per consolidated Statements of Operations	$3,146	$(243)

NOTE 15—RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SAFS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company expects to adopt SFAS No. 157 effective January 1, 2008, as required. Our adoption of SFAS No. 157 in 2008 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other U.S. GAAP. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. Our adoption of SFAS No. 159 in 2008 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

SFAS No. 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not have an outstanding non-controlling interest in one or more subsidiaries and therefore, SFAS No. 160 is not applicable to us at this time.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management’s Latest Assessment of Internal Control over Financial Reporting (as of the end of the period covered by this report)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with policies may deteriorate.

Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commissions (“COSO”) as of December 31, 2007.

Based on our assessment, we believe that as of December 31, 2007, our internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

No Attestation of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Update for Changes In Internal Control over Financial Reporting. (since our last quarterly report).

The following are changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

In the fourth quarter of 2007, using the COSO framework, we completed the process, which was initiated in early 2006, of identifying the financial assertions related to each financial component used in our financial reporting. We also completed the review and assessment of the financial risks and the levels of those risks in our financial reporting. We assessed areas as high, medium, or low risk, with the help of both internal and external resources. Prior to the fourth quarter of 2007 our work had focused mainly on documenting existing controls and gaining an understanding of our financial reporting environment. During that time we did not note specific risks which we believed were not addressed or significant deficiencies or material weaknesses in internal controls, except as have been disclosed and corrected in our prior financial reports on Forms 10-QSB and Form 10-KSB. In the fourth quarter of 2007, through the use of our Sarbanes-Oxley software tool, we cross-referenced each risk with the controls we had identified within our financial reporting and information technology environments. In the process, we identified gaps where controls did not effectively address all risks for all assertions identified, and established new controls and procedures, particularly for those where the level of risk was assessed at a level other than low. We also established test plans for each control, existing and new, and performed specific testing of the controls. Where necessary we performed remediation. As a result of this work in the fourth quarter, the following significant deficiencies or material weaknesses were noted and changes made to the Company’s internal control environment to address these significant deficiencies or material weaknesses in order to meet the minimum requirements of the Sarbanes-Oxley Act:

•

Increased the number of analytic review processes performed in the close process. This addressed a significant deficiency identified that an incorrect material error, or series of immaterial errors which collectively could have been material, might have previously gone undetected in certain financial statement elements for which there were no specific reconciliations or other detailed controls.

•

Initiated or improved the consistency of evidentiary documentation of control activities and reviews of transaction accuracy. We also increased review and initiated testing for such evidentiary documentation. This addressed a deficiency in our inability to pass the standards for testing of our controls under Sarbanes-Oxley.

•

Increased the number of staff in our internal information technology department, and engaged external resources to support a detailed review of our information technology environment. Specifically, such review related to our ability to implement, monitor and support adequate controls to meet Sarbanes-Oxley requirements, particularly in connection with our financial reporting systems and efforts. This was to address the significant deficiency that we had insufficient resources to establish, maintain, monitor and test the necessary control environment within information technology.

In the fourth quarter of 2007 and in the first quarter of 2008 prior to the filing of this report, we also improved or established additional controls where the Company felt there were deficiencies. However, management did not believe such deficiencies were of sufficient merit to be considered significant deficiencies or material weaknesses, but felt it prudent to have an additional level of control (or “dual” control) such that the failure of a primary control would likely be mitigated, particularly where a mitigating primary control was weak by itself. These improvements were also made to align the Company with best practices, including where management saw a strong correlation with Sarbanes-Oxley requirements and its risks and practices in its information technology environment, particularly as it relates to financial reporting. Such best practices included, for example, the Control Objectives for Information and related Technology (“COBIT”) practices, a set of best practices for information technology management established by the Information Systems Audit and Control Association (“ISACA”)

These additional controls are not considered by management to be significant or material currently given our relatively small size and management’s current level of oversight. However, we will likely become more dependent on these controls as we execute our growth strategies, both organically and through acquisitions.

Testing related to the controls and remediation occurred both in the fourth quarter of 2007 and into the first quarter of 2008. These changes in the Company’s control environment included:

•

Improved automation of transactional processing. This improvement was made to strengthen existing controls by further reducing the potential for error on a preventative basis and improve organizational efficiency, not to address a specifically identified deficiency or material weakness.

•

Increased segregation of duties over transactional processing and posting routines, effecting intervening independent review for improved accuracy and preventative control. This improvement was also made to strengthen and increase efficiency over performance and documentation of existing controls, rather than to address a specifically identified deficiency or material weakness.

•	Formally documented policies and procedures, particularly surrounding the Company’s information technology area.

•

Documentation of change management practices to consistently handle requests, approval, review and testing of systems changes and software updates for critical financial systems as previously performed. This addressed a deficiency (although not considered material and therefore not a significant deficiency, due to other mitigating controls) in our inability to review documentation of which specific steps and tests were performed, potentially increasing the complexity and time to recovery.

•

Improved access controls, including frequency of password changes, and review and approval of additions and changes in access to IT resources, with particularly detailed emphasis on access to critical financial systems. This addressed a weakness (albeit not considered likely and therefore not a material weakness, due to other mitigating controls, including information backup and manual review and approval processes) that an unauthorized individual might be provided or obtain access to resources which could result in errors in information which would be unlikely be go undetected or improperly reported, but in the process of correcting or properly reporting, would not be likely to, but could result in a delay in meeting regulatory reporting requirements.

•	Increased segregation of duties through review and modification of access controls. This also addressed the weakness and unlikelihood, but possibility of issues discussed in the prior item above.

Remediation of Material Weaknesses or Significant Deficiencies

Prior to the fourth quarter of 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of prior periods, the Company’s disclosure controls and procedures were ineffective due to significant deficiencies related to financial reporting. One such significant deficiency in our controls related to financial reporting was determined to exist on August 16, 2005, at which time the CFO in consultation with the CEO and the audit committee of the board of directors determined the Company still lacked sufficient internal resources to ensure compliance with new emerging issues, or to fully review its compliance in all areas of financial disclosure on a timely basis, following its inception of reporting as a public company and hiring its first CFO with SEC reporting experience. Accordingly, it was also determined until such time as we had sufficient resources, we would be unable to declare effective our disclosure controls with regard to public reporting.

In August 2007, the Security and Exchange Commission (“SEC”) amended Rule 1-02 of Regulation S-X [17 CFR 210.1-02(a)(4)] by adding a new paragraph to define both the terms “material weakness” and “significant deficiency.” Under the new guidance, a material weakness was defined as, “a deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.” The new guidance further defined significant deficiency as, “a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.” As defined in this new standard, our management identified certain significant deficiencies in our internal controls over financial reporting in our reviews in prior quarters of our internal control environment.

While there were internal controls and procedures in place that relate to financial reporting and the prevention and detection of material misstatements, these controls did not met the required documentation and effectiveness requirements under the Sarbanes-Oxley Act (“SOX”), and therefore, management could not certify that these controls were correctly implemented. As a result, it was management’s opinion that while the lack of documentation did not warrant a material weakness, it would represent a significant deficiency in the financial reporting process. Therefore, in order to become compliant with the requirements of SOX, management invested in certain software and human capital resources to ensure the controls in place were formally documented, properly monitored and regularly tested to ensure their proper implementation and effectiveness of improving the financial reporting process.

In the second quarter of 2007, we hired an additional employee with public reporting and Sarbanes-Oxley experience. This employee began in late May 2007, and in the late second and through the third quarter assisted us with documenting a significant additional amount of the processes and controls related to financial reporting and disclosure. This employee has also been instrumental in developing documentation within the monitoring and compliance software, as discussed in more detail above. This work did not include any significant changes to our control environment as of September 30, 2007, but we did implement changes by year end (as previously discussed). With the addition of this resource, and the use of external resources, implementation of required controls and procedures occurred in the fourth quarter of 2007 and first quarter of 2008 in time sufficient for the proper testing and verification to take place prior to management issuing their certification as to the effectiveness of any such controls and procedures for this report.

We took the following additional actions in prior quarters covered by this report to improve internal controls in 2007.

In the third quarter of 2006, we purchased software for approximately $50,000 which has allowed us to automate our monitoring of the tests of our controls to assure they are executed as designed. We believe this provided us with the most cost effective solution to meet the requirements of the Sarbanes-Oxley Act. The entering of controls into the system and monitoring began in the second quarter of 2007 and the monitoring and testing of those controls through the use of the system began in the third quarter and throughout the remainder of 2007 and into the first quarter of 2008.

In late 2006, for an undisclosed amount (due to agreement with the vendor), we also purchased a financial reporting, planning and consolidation system which was not installed until first quarter 2007, but is not yet fully implemented. This system will eliminate the use of complex spreadsheets used in the roll-up of financial information for both internal and external reporting and improve the timeliness of our financial close and reporting cycle. It will also provide more time for personnel to focus on analysis and review of financial information and controls surrounding those activities which must be performed late in the financial closing and regulatory filing cycles. The system also establishes a framework to automate the consolidation of acquired entities, which the Company believes is critical to support the acquisition portion of its growth strategy. Efforts toward implementation continued sporadically between higher priority reporting and Sarbanes-Oxley implementation efforts, throughout the remainder of 2007, and we expect to complete its implementation in 2008.

Our accounting system also interfaces with an automated forms routing and approval system which includes the ability to attach and retain supporting documentation. In early 2007, this system was implemented and we identified certain forms and other documents to be integrated into the automated system to improve the consistency and documentation of compliance with controls already in place. We planned to expand the number of forms being used in the system and anticipated that this system would improve the effectiveness of controls across various business process cycles, including the financial reporting cycle. We may however, choose a different route for automation of these efforts which may include database, rather than forms-based solutions, purchased or custom applications. Further progress was limited in 2007, due to efforts surrounding the implementation of Sarbanes-Oxley requirements. We anticipate more wide-spread implementation and use of these options in 2008.

As a technical company, and based on training in late 2006 and early 2007, we have been able to provide much of the work related to the implementation of our Sarbanes-Oxley related systems, controls, processes, monitoring and testing with limited external resources. Excluding the cost of internal personnel whose responsibilities are not just restricted to Sarbanes-Oxley efforts, we initially budgeted $200,000 in 2007 for Sarbanes-Oxley Act compliance related work and shifted $50,000 from other portions of our compliance budget where we were running under budget, late in the year to cover an anticipated increase in needs. Our actual spending for 2007 was approximately $170,000, and an additional $10,000 capitalized related to systems implementation efforts. Our additional internal personnel costs were approximately $70,000. We are budgeting $300,000 for our Sarbanes-Oxley Act related work and reporting systems implementation efforts for 2008, some of the latter which may be capitalized.

Even with these changes, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures. We believe that such risks have been reasonably mitigated following our implementation of the Sarbanes-Oxley Act requirements in late 2007. However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the Sarbanes-Oxley Act continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources. Additionally, due to the complexity and judgment involved in this process, we cannot guarantee we may not find or have pointed out to us either by internal or external resources, or by our auditors following the implementation of the external auditor requirement for their independent assessment of our controls, additional areas needing improvement or resulting in a future assessment that our controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

Changes in Internal Control Over Financial Reporting

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

Item 9B.	Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Centura Bank is a facility under which we may borrow, repay and then re-borrow. Advances and repayments under the credit facility occur daily, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through February 20, 2008. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through October 25, 2007 was previously disclosed in our Form 10-QSB dated September 30, 2007.

Date	Loan Balance
October 25, 2007	$1,041,000
November 1, 2007	2,009,000
November 8, 2007	2,042,000
November 14, 2007	1,671,000
November 21, 2007	944,000
November 29, 2007	1,714,000
December 3, 2007	1,457,000
December 6, 2007	2,033,000
December 10, 2007	2,472,000
December 14, 2007	1,605,000
December 24, 2007	1,235,000
December 31, 2007	575,000
January 4, 2008	871,000
January 9, 2008	1,676,000
January 24, 2008	796,000
January 31, 2008	1,235,000
February 4, 2008	1,790,000
February 11, 2008	1,295,000
February 14, 2008	0.00
February 20, 2008	821,000

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our board of directors consists of five directors. Three of the members, Anthony H. Sobel, Shaya Phillips and Jeffrey A. Bryson, are non-employee directors. All three non-employee directors are “independent” pursuant to the standards of the NASDAQ National Market.

All of our directors were elected at our May 7, 2007 annual meeting of stockholders. All directors serve for a term of approximately one year until our next annual meeting of stockholders, their successors are elected and duly qualified, or their death, resignation, disqualification or removal from office, whichever is earlier.

Set forth below is the name of each of our executive officers and directors, the principal positions and offices he or she holds with us, and a brief description of that person’s business experience during the past five (5) years:

NAME	AGE	TITLE
Anthony H. Sobel	53	Chairman of the Board, Director
Shaya Phillips	48	Director
Jeffrey A. Bryson	47	Director
Nancy K. Hedrick	57	Director, President and CEO
Thomas P. Clinton	44	Director, Senior Vice President of Strategic Relationships
Beverly N. Hawkins	44	Secretary, Senior Vice President of Product Development
David B. Dechant	44	Chief Financial Officer and Treasurer
William J. Buchanan	43	Senior Vice President of Delivery and Support

ANTHONY H. SOBEL has served as a director and Chairman of the Board since January 31, 2005. Since January 1996, he has been the CEO of Montana Metal Products, L.L.C., a precision sheet metal fabrication and machining company located in Des Plaines, Illinois. Mr. Sobel is a member of the board’s audit and compensation committees.

SHAYA PHILLIPS has served as a director since January 31, 2005. From March 2002 until the present, Mr. Phillips has been the Chief Executive Officer and Associate Vice President of Information Technology at the Fashion Institute of Technology of the State University of New York. From January 2000 through March 2002, Mr. Phillips was a consultant for CSSP, an unincorporated association that was engaged in the business of network consulting. Mr. Phillips is chairman of the board’s compensation committee, and he is a member of its audit committee.

JEFFREY A. BRYSON has served as a director since June 20, 2006. Since November, 2006, Mr. Bryson has engaged in his own business consulting practice. From July 2002 until November 8, 2006, Mr. Bryson served as Vice President of Administration and Investor Relations at ScanSource, Inc., a public technology distribution company headquartered in Greenville, South Carolina. On November 21, 2006, a shareholder derivative suit against certain executive officers and directors, including Mr. Bryson, was filed in the United States District Court for the District of South Carolina, styled Mark Wenham v. Bryson et al., Case No. 6:06-cv-03312-HFF, the subject of which litigation is alleged irregularities in grants of ScanSource stock options. This litigation, which does not concern the Company, is currently pending.

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

Effective February 11, 2005, all of the executive officers above, except for Mr. Dechant, entered into employment agreements with the Company. Mr. Dechant entered into his employment agreement with the Company on May 6, 2005. The agreements for the named executive officers are described under “Item 11. Executive Compensation” below.

Audit Committee

We have an audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Jeffrey A. Bryson, Anthony H. Sobel and Shaya Phillips are the members of the audit committee, with Mr. Bryson serving as chairman. Each of the members of the audit committee is considered “independent” under Rule 4350(d) of the NASDAQ Marketplace Rules.

Our Audit Committee has a charter. The charter is available to security holders on our website, www.csioutfitters.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and representations made to us, it appears that all executive officers and directors have made timely filings of Statements of Beneficial Ownership on Form 3, Form 4 and Form 5 during 2007.

Code of Ethics

On March 20, 2006, the Board of Directors adopted a code of ethics that applies to all directors, officers and employees of the Company. Our code of ethics is posted on our website, www.csioutfitters.com.

Item 11.	Executive Compensation.

Director Compensation

The table below presents all compensation for our non-employee directors for the year ended December 31, 2007. Compensation of our two directors who are also executive officers, Nancy K. Hedrick, President and CEO, and Thomas P. Clinton, Senior Vice President of Strategic Relationships, is discussed below under “—Executive Compensation.” Our employee directors do not receive any compensation for serving on the board of directors.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Anthony H. Sobel	—	9,029	—	9,029

Shaya Phillips	—	4,514	—	4,514

Jeffrey A. Bryson	—	9,029	—	9,029

(1)

The assumptions underlying the valuations of the stock awards and a discussion of those assumptions are contained in Note 10, “Stock-Based Compensation,” to our audited consolidated financial statements dated December 31, 2007.

(2)

At December 31, 2007, Messrs. Sobel, Phillips and Bryson held the following stock awards consisting of shares granted under our 2005 Incentive Compensation Plan: 98,496, 49,248, 23,350 and 16,416, respectively.

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

On June 20, 2006, our board elected Jeffrey A. Bryson to fill the vacancy on the board created by the February 22, 2006 resignation of Mr. Butta. In connection with his election, Mr. Bryson was awarded 23,350 shares of common stock under our 2005 Incentive Compensation Plan. Under the terms of the award, 11,675 shares vested immediately upon Mr. Bryson’s election to the board and the remaining shares vested at the conclusion of the 2007 annual meeting of stockholders of the Company when Mr. Bryson was reelected to the board for a successive term at the meeting.

It is anticipated that a new compensation program for non-employee directors will be put in place for the directors elected at our 2008 Annual Meeting.

Executive Compensation

The following table shows, for the fiscal year ended December 31, 2007 and 2006, all compensation that we paid to our named executive officers in all capacities in which they served.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(1)	Total ($)
Nancy K. Hedrick President, Chief Executive Officer and Director	2007 2006	193,131 185,000	19,425 —	5,550 5,550	218,106 190,550

Thomas P. Clinton Senior Vice President of Strategic Relationships and Director	2007 2006	193,131 185,000	19,425 —	5,550 5,550	218,106 190,550

Beverly N. Hawkins Senior Vice President of Product Development	2007 2006	193,131 185,000	19,425 —	5,550 5,550	218,106 190,550

William J. Buchanan Senior Vice President of Delivery and Support	2007 2006	193,131 185,000	19,425 —	5,550 5,550	218,106 190,550

(1)

“All Other Compensation” represents the employer contribution to the Company’s Simple IRA Plan in 2006 and the Company’s 401(k) Plan in 2007, on behalf of each of the named executive officers to match their pretax elective deferral contribution (which is included under the “Salary” column) made by each to such plans.

Our named executive officers have been compensated primarily through the payment of salary pursuant to written employment agreements. We entered into separate employment agreements with each of our named executive officers on February 11, 2005, in conjunction with the closing of the merger. All of these employment agreements are identical except for name, job title, and responsibilities. The employment agreements provide that each executive will be compensated at a rate of $185,000 a year, plus such bonuses and raises as our board of directors in its discretion may determine. In addition, each executive is entitled to benefits under any welfare benefit, business travel insurance or retirement plans or programs provided by the Company applicable generally to its employees (subject to any applicable eligibility or other provisions of such plans or programs).

This salary level remained unchanged until 2007. In December 2007, the Compensation Committee approved a cost of living increase of 5% for the salaries of each of the named executive officers, which increase was retroactive to February 2007. Also, until 2007, no bonuses had been awarded during the term of the agreements. In recognition of the profitable performance of the Company in 2007, the Compensation Committee granted a discretionary bonus of $19,425 to each of the named executive officers.

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

Defined Contribution Plan

In 2007, the Company established a 401(k) defined contribution plan for the benefit of its employees, and terminated the Simple IRA savings plan maintained in previous years. Employees of the Company may participate in the 401(k) plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. The Company’s contributions to the plan, as determined by management, are discretionary and are allocated among the participants based on the participants’ contributions. Contributions to the 401(k) plan were $223,673 for the year ended December 31, 2007. For the year ended December 31, 2006, the Company contributed $114,651 to the Simple IRA Plan.

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

We are authorized to issue under the Incentive Plan up to 1,100,000 shares of common stock pursuant to exercise of options and SARs and grants of stock awards. At February 20, 2008, 397,756 of such shares remained available for issuance. Awards that are substituted in connection with a corporate transaction or that are made to an individual outside of the Incentive Plan do not count against the limit.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Certain Beneficial Owners

Security Ownership of Management

The following table sets forth, as of February 20, 2008, certain information with respect to beneficial ownership of shares of our common stock by each of the members of the board of directors, by each of the executive officers identified in the “Summary Compensation Table” below and by all directors and executive officers as a group.

The business address of each named person or group is 900 East Main Street, Suite T, Easley, South Carolina 29640.

Name of Beneficial Owner	Common Stock Beneficially Owned(1) (2)	Percent of Class(3)
Nancy K. Hedrick	505,381	10.8
Thomas P. Clinton	505,381	10.8
Beverly N. Hawkins	505,381	10.8
William J. Buchanan	505,381	10.8
Anthony H. Sobel	98,496	2.1
Jeffrey A. Bryson	23,350	0.5
Shaya Phillips	49,248	1.0
All present executive officers and directors as a group (8 persons)	2,217,618	47.2

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

(2)	To our knowledge, none of the shares beneficially owned have been pledged as security.
(3)	Based on 4,698,970 shares outstanding as of February 20, 2008.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of February 20, 2008, certain information with respect to beneficial ownership of shares of our common stock by each person who owns, to our knowledge, more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)		Percent of Class(2)
Joe G. Black 900 East Main Street, Suite T Easley, South Carolina 29640	505,381		10.8

Robert F. Steel 325 East 8th Street Hinsdale, Illinois 60521	172,367	(3)	3.7

Kenneth A. Steel, Jr. 73 East Cedar Street Chicago, Illinois 60611	172,367	(3)	3.7

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

(2)	Based on 4,698,970 shares outstanding as of February 20, 2008.
(3)

Based on a Schedule 13D filed with the Securities and Exchange Commission on March 8, 2006, filed jointly by Robert F. Steel and Kenneth A. Steel, Jr. Each disclaimed beneficial ownership, for the purposes of Regulation 13D under the Exchange Act, of any shares held beneficially or otherwise by the other.

Security Ownership of Barron

As of February 20, 2008, Barron beneficially held 6,859,736 shares of our Series A Convertible Preferred Stock which is convertible into common stock at any time on a one for one basis, subject to adjustments. The preferred stock is non-voting, except for certain events adversely affecting the rights of holders of such preferred stock and as otherwise provided under Delaware law with respect to class voting. In addition, Barron holds warrants to purchase 6,163,936 shares of our common stock, and 228,000 shares of outstanding common stock. Both the preferred stock and the warrants contain prohibitions that restrict Barron from beneficially owning more than 4.9% of our common stock at any time. Therefore, based on 4,698,970 shares of common stock outstanding as of February 20, 2008, Barron on such date was the beneficial owner of approximately 228,000 shares of common stock.

The general partner of Barron is Barron Capital Advisors, LLC. Barron’s address is 730 Fifth Avenue, 25th Floor, New York, New York 20019. The managing member of Barron Capital Advisors, LLC is Andrew Barron Worden.

Potential for Change of Control

As of February 20, 2008, our outstanding shares of common stock totaled 4,698,970, of which 2,192,618 were owned by management and our directors. Accordingly, as of such date, our management held 46.7% of outstanding shares and accordingly possessed the ability to exercise a significant amount of control over the Company. However, Barron may sell 13,251,672 shares of common stock. Barron is prohibited from beneficially owning greater than 4.9% of our shares (except under limited circumstances involving significant acquisition transactions). However, one or more investors could acquire enough shares in or subsequent to this offering so as to effect a change of control of the Company. We are currently unaware of any plan or arrangement to effect a change of control of us.

Equity Compensation Plans

The following table sets forth certain equity compensation plan information for the Company as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	375,203	(1)	$0.12	397,756	(2)
Equity compensation plans not approved by security holder	N/A		N/A	N/A

(1)	Includes 205,203 shares underlying options held by non-executive officers of the Company pursuant to the former incentive plan of CSI – South Carolina, which options were assumed by the Company in its February 2005 merger with CSI – South Carolina. No more options may be granted under the former CSI – South Carolina plan. Also includes 170,000 shares underlying options granted to employees under our 2005 Incentive Compensation Plan.
(2)	Reflects shares available for award under our 2005 Incentive Compensation Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Company utilizes the rules of the NASDAQ Stock Market (the “NASDAQ Rules”) for determining the independence of its directors. The NASDAQ Rules define specific relationships that would disqualify a director from independence. Based on the rules, we have conducted an evaluation of director independence, based primarily on a review of the responses of the directors to questions regarding employment and compensation history, affiliations and family and other relationships, including those relationships described in this item below. As a result of this evaluation, we have affirmatively determined that each of our directors who served during 2007 who is not an executive officer of the Company was and is “independent” for the purposes of NASDAQ Marketplace Rule 4200. These independent directors include Anthony H. Sobel, Shaya Phillips and Jeffrey A. Bryson.

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

•

Mr. Sobel is a co-investor in Montana Metal Products with Robert F. Steel. We entered into a consulting arrangement with Mr. Steel and his brother, Kenneth A. Steel, Jr., for Messrs. Steel to advise the Company on the development and implementation of strategic business plans, to assist management in developing marketing and growth strategies and to assist management in seeking out and analyzing potential acquisition opportunities. On February 27, 2006, we entered into a Letter of Engagement and individual stock agreements with Robert F. Steel and Kenneth A. Steel, Jr. The terms of the Letter of Engagement and the stock agreements provided that Messrs. Steel would provide consulting services to us through February 10, 2008. In exchange, we issued 172,367 shares of common stock to each of Kenneth A. Steel, Jr. and Robert F. Steel pursuant to the Company’s 2005 incentive compensation plan. Messrs. Steel are both investors in Barron.

•	Mr. Phillips has consulted on a limited basis for Barron with respect to technology investments.

Subordinated Notes Owed to Related Persons

At December 31, 2007 and February 20, 2008, the balance on each of the five subordinated notes owed to each of Ms. Hedrick, Ms. Hawkins and Messrs. Black, Buchanan and Clinton, was $225,040. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—G. Liquidity and Capital Resources—Future Capital Needs and Resources,” we declined to repay the subordinated notes at maturity in May 2006. The five former shareholders of CSI – South Carolina who are holders of the notes have cooperated with us and have not demanded repayment. Pursuant to the notes, default interest has been paid at the rate of 15% per annum rather than the pre-default rate of prime plus 2% per annum. Accordingly, each of the five former CSI shareholders in 2007 received interest payments totaling approximately $48,483 each. As indicated above, all of the five shareholders of CSI – South Carolina hold in excess of 5% of our common stock, and all but Mr. Black are executive officers of the Company.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth professional fees billed by Elliott Davis, LLC to the Company for professional services rendered for the fiscal years ended December 31, 2007 and 2006. “Audit fees” consisted primarily of fees for the audit of the Company’s annual consolidated financial statements and for reviews of the condensed financial statements included in the Company’s quarterly reports on Form 10-QSB. “Audit related fees” related primarily to services rendered in connection with the Company’s registration statement on Form SB-2 declared effective by the Securities Exchange Commission on February 14, 2006, and subsequent amendments. “Tax fees” include fees for services for assistance with preparation of federal and state tax returns. “All other fees” related to services rendered in 2007 and 2006 in connection with the audits of the financial statements of McAleer Computer Associates, Inc. for 2006, 2005 and 2004.

Description	2007	2006
Audit fees	$75,000	$67,700
Audit related fees	31,500	25,500
Tax fees	16,950	12,800
All other fees	35,100	84,900

TOTAL FEES	$158,550	$190,900

Pre-approved Services

The Company’s Audit Committee Charter stipulates that the audit committee will pre-approve all audit and non-audit services (subject to de minimis exceptions as defined by law for non-audit services) provided by the independent auditors in accordance with applicable regulations. The audit committee may delegate its authority to pre-approve non-audit services to one or more designated audit committee members. As permitted in its charter, the audit committee delegated its pre-approval authority with respect to non-audit services provided to the Company by Elliott Davis, LLC, to the audit committee chairman. The decisions of the designated member shall be presented to, and ratified by, the full audit committee at the next subsequent meeting. In 2007, all audit related services, tax services and other services were pre-approved by the audit committee.

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Document
2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed November 14, 2005).

3.1.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Computer Software Innovations, Inc. filed with the Delaware Secretary of State on March 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed March 29, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed March 29, 2006).

4.1	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed November 14, 2005).

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 16, 2005).

10.2	First Amendment to the Preferred Stock Purchase Agreement dated November 7, 2005 between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed November 14, 2005).

10.3	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed February 16, 2005).

10.4	First Amendment to the Registration Rights Agreement dated November 7, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed November 14, 2005).

10.5	Warrant Amendment and Exchange Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated December 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2007).

10.6	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed January 5, 2007).

10.7	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed January 5, 2007).

10.8	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed January 5, 2007).

10.9	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed January 5, 2007).

10.10	Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed February 16, 2005).

10.11	Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed February 16, 2005).

10.12*	Employment Agreement dated as of February 11, 2005, between the Company and Nancy K. Hedrick (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed February 16, 2005).

10.13*	Employment Agreement dated as of February 11, 2005, between the Company and Thomas P. Clinton (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed February 16, 2005).

10.14*	Employment Agreement dated as of February 11, 2005, between the Company and William J. Buchanan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed February 16, 2005).

10.15*	Employment Agreement dated as of February 11, 2005, between the Company and Beverly N. Hawkins (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed February 16, 2005).

10.16*	Employment Agreement dated as of May 6, 2005, between the Company and David B. Dechant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed May 9, 2005).

10.17	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated September 16, 2003 (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K, filed March 28, 2005).

10.18	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated July 15, 2002 (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K, filed March 28, 2005).

10.19	Form of CSI-South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K, filed March 28, 2005).

10.20	Form of Non-qualified Stock Option Agreement between CSI-South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K, filed March 28, 2005).

10.21	Form of Option Repurchase Agreement between CSI-South Carolina and certain non-executive personnel effective February 7, 2005 (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K, filed March 28, 2005).

10.22	Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated January 9, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed January 9, 2006).

10.23	Notification of March 2, 2007 renewal of Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated January 9, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-QSB, filed November 13, 2007).

10.24	H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. effective through May 31, 2005 (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K, filed March 28, 2005).

10.25	Notification of November 8, 2007 of Renewal of H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-QSB, filed November 13, 2007).

10.26	Stock Purchase Agreement by and between Maximum Ventures, Inc., a New York corporation, Computer Software Innovations, Inc., a South Carolina corporation and Leatherwood Walker Todd & Mann, P.C. dated January 31, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K, filed March 28, 2005).

10.27	Amended and Restated Loan and Security Agreement between RBC Centura Bank and Computer Software Innovations, Inc. dated September 14, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 14, 2007).

10.28	Amended and Restated Commercial Promissory Note in the Amount of $7,000,000 payable by Computer Software Innovations, Inc. to RBC Centura Bank dated September 14, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed September 14, 2007).

10.29	Commitment Letter between Computer Software Innovations, Inc. and RBC Centura Bank dated September 10, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed September 14, 2007).

10.30	Commercial Promissory Note in the Amount of $800,000 payable by Computer Software Innovations, Inc. to RBC Centura Bank dated January 2, 2007 (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed January 5, 2007).

10.31*	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 9, 2005).

10.32*	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 9, 2005).

10.33*	Form of Restricted Stock Agreement entered into by and between the Company and Anthony H. Sobel, Shaya Phillips and Thomas V. Butta dated February 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 27, 2006).

10.34	Reseller Agreement by and between the Company and Promethean, Inc. dated April 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 24, 2006).

10.35	Description of Oral Reseller Agreement Between the Company and Promethean, Inc. (May 2007) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 15, 2007).

10.36	IDS Branded Reseller Agreement by and between the Company and Information Delivery Systems, LLC dated April 18, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed April 24, 2006).

10.37	Investor Relations Consulting Agreement by and between the Company and Alliance Advisors, LLC dated July 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 14, 2006).

10.38*	Restricted Stock Agreement by and between the Company and Jeffrey A. Bryson dated June 20, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB, filed August 14, 2006).

10.39	Asset Purchase Agreement for the Acquisition of Assets of McAleer Computer Associates, Inc. by Computer Software Innovations, Inc. dated November 27, 2006 among Computer Software Innovations, Inc., McAleer Computer Associates, Inc. and William J. McAleer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 1, 2006).

10.40	Bill of Sale by McAleer Computer Associates, Inc. in favor of Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed January 5, 2007).

10.41	Assignment and Assumption Agreement between McAleer Computer Associates, Inc. and Computer Software Innovations, Inc. (executed January 2, 2007) (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed January 5, 2007).

10.42	Warranty Deed from McAleer Computer Associates, Inc. to Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K, filed January 5, 2007).

10.43	Consulting Agreement between Computer Software Innovations, Inc. and William J. McAleer dated December 2, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed January 5, 2007).

10.44	Confidentiality, Noncompetition and Nonsolicitation Agreement by and among Computer Software Innovations, Inc.; McAleer Computer Associates, Inc.; and William J. McAleer dated January 2, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed January 5, 2007).

10.45	Commercial Promissory Note in the amount of $486,000 payable by the Company to RBC Centura Bank dated February 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 15, 2007).

10.46	Mortgage granted by the Company to RBC Centura Bank dated February 9, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed February 15, 2007).

10.47	Assignment of Leases, Rents and Profits granted by the Company to RBC Centura Bank dated February 9, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed February 15, 2007).

10.48*	Nonqualified Stock Option Agreement between the Company and David B. Dechant dated November 30, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed December 3, 2007).

10.49**	Reseller Agreement between the Company and Logical Choice Technologies, Inc. dated October 18, 2007.

14	Computer Software Innovations, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-KSB filed April 2, 2007).

21**	List of Subsidiaries.

23**	Consent of Elliott Davis, LLC.

31.1**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Acknowledgement between the Company and The Geneva Companies, Inc. dated December 28, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on 8-K filed on January 3, 2006).

99.2	Letter Agreement by and between Computer Software Innovations, Inc., a South Carolina corporation, and The Geneva Companies, Inc. dated February 6, 2003 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on 8-K filed on January 3, 2006).

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed August 14, 2007).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

	By:	/s/ Nancy K. Hedrick
Date: March 10, 2008		Nancy K. Hedrick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy K. Hedrick	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2008
Nancy K. Hedrick

/s/ David B. Dechant	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008
David B. Dechant

/s/ Anthony H. Sobel	Chairman, Director	March 10, 2008
Anthony H. Sobel

/s/ Shaya Phillips	Director	March 10, 2008
Shaya Phillips

/s/ Jeffrey A. Bryson	Director	March 10, 2008
Jeffrey A. Bryson

/s/ Thomas P. Clinton	Senior Vice President of Strategic Relations and Director	March 10, 2008
Thomas P. Clinton

INDEX TO EXHIBITS

Exhibit Number	Document
2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed November 14, 2005).

3.1.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Computer Software Innovations, Inc. filed with the Delaware Secretary of State on March 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed March 29, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed March 29, 2006).

4.1	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed November 14, 2005).

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 16, 2005).

10.2	First Amendment to the Preferred Stock Purchase Agreement dated November 7, 2005 between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed November 14, 2005).

10.3	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed February 16, 2005).

10.4	First Amendment to the Registration Rights Agreement dated November 7, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed November 14, 2005).

10.5	Warrant Amendment and Exchange Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated December 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2007).

10.6	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed January 5, 2007).

10.7	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed January 5, 2007).

10.8	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed January 5, 2007).

10.9	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed January 5, 2007).

10.10	Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed February 16, 2005).

10.11	Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed February 16, 2005).

10.12*	Employment Agreement dated as of February 11, 2005, between the Company and Nancy K. Hedrick (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed February 16, 2005).

10.13*	Employment Agreement dated as of February 11, 2005, between the Company and Thomas P. Clinton (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed February 16, 2005).

10.14*	Employment Agreement dated as of February 11, 2005, between the Company and William J. Buchanan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed February 16, 2005).

10.15*	Employment Agreement dated as of February 11, 2005, between the Company and Beverly N. Hawkins (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed February 16, 2005).

10.16*	Employment Agreement dated as of May 6, 2005, between the Company and David B. Dechant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed May 9, 2005).

10.17	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated September 16, 2003 (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K, filed March 28, 2005).

10.18	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated July 15, 2002 (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K, filed March 28, 2005).

10.19	Form of CSI-South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K, filed March 28, 2005).

10.20	Form of Non-qualified Stock Option Agreement between CSI-South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K, filed March 28, 2005).

10.21	Form of Option Repurchase Agreement between CSI-South Carolina and certain non-executive personnel effective February 7, 2005 (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K, filed March 28, 2005).

10.22	Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated January 9, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed January 9, 2006).

10.23	Notification of March 2, 2007 renewal of Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated January 9, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-QSB, filed November 13, 2007).

10.24	H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. effective through May 31, 2005 (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K, filed March 28, 2005).

10.25	Notification of November 8, 2007 of Renewal of H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-QSB, filed November 13, 2007).

10.26	Stock Purchase Agreement by and between Maximum Ventures, Inc., a New York corporation, Computer Software Innovations, Inc., a South Carolina corporation and Leatherwood Walker Todd & Mann, P.C. dated January 31, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K, filed March 28, 2005).

10.27	Amended and Restated Loan and Security Agreement between RBC Centura Bank and Computer Software Innovations, Inc. dated September 14, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 14, 2007).

10.28	Amended and Restated Commercial Promissory Note in the Amount of $7,000,000 payable by Computer Software Innovations, Inc. to RBC Centura Bank dated September 14, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed September 14, 2007).

10.29	Commitment Letter between Computer Software Innovations, Inc. and RBC Centura Bank dated September 10, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed September 14, 2007).

10.30	Commercial Promissory Note in the Amount of $800,000 payable by Computer Software Innovations, Inc. to RBC Centura Bank dated January 2, 2007 (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed January 5, 2007).

10.31*	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 9, 2005).

10.32*	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 9, 2005).

10.33*	Form of Restricted Stock Agreement entered into by and between the Company and Anthony H. Sobel, Shaya Phillips and Thomas V. Butta dated February 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 27, 2006).

10.34	Reseller Agreement by and between the Company and Promethean, Inc. dated April 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 24, 2006).

10.35	Description of Oral Reseller Agreement Between the Company and Promethean, Inc. (May 2007) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 15, 2007).

10.36	IDS Branded Reseller Agreement by and between the Company and Information Delivery Systems, LLC dated April 18, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed April 24, 2006).

10.37	Investor Relations Consulting Agreement by and between the Company and Alliance Advisors, LLC dated July 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 14, 2006).

10.38*	Restricted Stock Agreement by and between the Company and Jeffrey A. Bryson dated June 20, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB, filed August 14, 2006).

10.39	Asset Purchase Agreement for the Acquisition of Assets of McAleer Computer Associates, Inc. by Computer Software Innovations, Inc. dated November 27, 2006 among Computer Software Innovations, Inc., McAleer Computer Associates, Inc. and William J. McAleer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 1, 2006).

10.40	Bill of Sale by McAleer Computer Associates, Inc. in favor of Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed January 5, 2007).

10.41	Assignment and Assumption Agreement between McAleer Computer Associates, Inc. and Computer Software Innovations, Inc. (executed January 2, 2007) (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed January 5, 2007).

10.42	Warranty Deed from McAleer Computer Associates, Inc. to Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K, filed January 5, 2007).

10.43	Consulting Agreement between Computer Software Innovations, Inc. and William J. McAleer dated December 2, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed January 5, 2007).

10.44	Confidentiality, Noncompetition and Nonsolicitation Agreement by and among Computer Software Innovations, Inc.; McAleer Computer Associates, Inc.; and William J. McAleer dated January 2, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed January 5, 2007).

10.45	Commercial Promissory Note in the amount of $486,000 payable by the Company to RBC Centura Bank dated February 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 15, 2007).

10.46	Mortgage granted by the Company to RBC Centura Bank dated February 9, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed February 15, 2007).

10.47	Assignment of Leases, Rents and Profits granted by the Company to RBC Centura Bank dated February 9, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed February 15, 2007).

10.48*	Nonqualified Stock Option Agreement between the Company and David B. Dechant dated November 30, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed December 3, 2007).

10.49**	Reseller Agreement between the Company and Logical Choice Technologies, Inc. dated October 18, 2007.

14	Computer Software Innovations, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-KSB filed April 2, 2007).

21**	List of Subsidiaries.

23**	Consent of Elliott Davis, LLC.

31.1**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Acknowledgement between the Company and The Geneva Companies, Inc. dated December 28, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on 8-K filed on January 3, 2006).

99.2	Letter Agreement by and between Computer Software Innovations, Inc., a South Carolina corporation, and The Geneva Companies, Inc. dated February 6, 2003 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on 8-K filed on January 3, 2006).

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed August 14, 2007).

*	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.