Form 10-Q
period 2008-03-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2008-05-13
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51758

COMPUTER SOFTWARE INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0216911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 East Main Street, Suite T, Easley, South Carolina	29640
(Address of principal executive offices)	(Zip Code)

(864) 855-3900

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2008
Common Stock, $0.001 par value per share	4,698,970 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007
REVENUES
Software applications segment	$3,057,614	$2,739,436
Technology solutions segment	9,005,380	8,912,296

Net sales and service revenue	12,062,994	11,651,732

COST OF SALES
Software applications segment:
Cost of sales, excluding depreciation, amortization and capitalization	1,666,219	1,418,727
Depreciation	24,287	14,310
Amortization of capitalized software costs	283,811	239,197
Capitalization of software costs	(295,630)	(226,973)

Total software applications segment cost of sales	1,678,687	1,445,261

Technology solutions segment:
Cost of sales, excluding depreciation	7,331,732	7,651,606
Depreciation	28,648	21,464

Total technology solutions segment cost of sales	7,360,380	7,673,070

Total cost of sales	9,039,067	9,118,331

Gross profit	3,023,927	2,533,401

OPERATING EXPENSES
Salaries and wages and benefits	1,318,343	1,067,205
Stock based compensation	4,691	85,786
Acquisition expenses	23,500	4,470
Compliance related costs	96,499	179,577
Sales consulting fees	62,877	48,000
Marketing costs	8,965	(2,225)
Travel and mobile costs	170,851	153,481
Depreciation and amortization	106,262	90,247
Other selling, general and administrative expenses	407,308	327,055

Total operating expenses	2,199,296	1,953,596

Operating income	824,631	579,805

OTHER INCOME (EXPENSE)
Interest income	65	2,705
Interest expense	(132,325)	(134,019)
Loss on disposal of property and equipment	—	(1,218)

Net other income (expense)	(132,260)	(132,532)

Income before income taxes	692,371	447,273

INCOME TAX EXPENSE	264,609	162,490

Net income	$427,762	$284,783

BASIC EARNINGS PER SHARE	$0.09	$0.08

DILUTED EARNINGS PER SHARE	$0.03	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING – Basic	4,698,970	3,489,015

WEIGHTED AVERAGE SHARES OUTSTANDING – Diluted	12,451,318	13,675,910

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and equivalents	$—	$—
Accounts receivable, net	7,736,871	8,697,036
Inventory	1,225,380	470,485
Prepaid expenses	74,557	42,832
Income taxes receivable	—	177,147

Total current assets	9,036,808	9,387,500
PROPERTY AND EQUIPMENT, net	1,375,134	1,316,713
COMPUTER SOFTWARE COSTS, net	2,214,516	2,162,717
DEFERRED TAX ASSET	305,622	263,324
GOODWILL	1,480,587	1,480,587
OTHER ASSETS	2,866,351	1,574,809

	$17,279,018	$16,185,650

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,963,331	$4,023,936
Deferred revenue	4,284,436	5,323,889
Deferred tax liability	516,330	469,046
Income tax payable	79,826	—
Current portion of notes payable	288,781	283,187
Subordinated notes payable to shareholders	2,250,400	2,250,400

Total current liabilities	12,383,104	12,350,458

NOTES PAYABLE, less current portion	689,513	763,717
BANK LINE OF CREDIT	1,260,000	575,000

Total liabilities	14,332,617	13,689,175

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 6,859,736 shares issued and outstanding	6,860	6,860
Common stock - $0.001 par value; 40,000,000 shares authorized; 4,698,970 shares issued and outstanding	4,699	4,699
Additional paid-in capital	7,400,939	7,400,939
Accumulated deficit	(4,356,957)	(4,784,719)
Unearned stock compensation	(109,140)	(131,304)

Total shareholders’ equity	2,946,401	2,496,475

	$17,279,018	$16,185,650

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2007	$4,699	$6,860	$7,400,939	$(4,784,719)	$(131,304)	$2,496,475
Stock-based compensation	—	—	—	—	22,164	22,164
Net income for the three months ended March 31, 2008	—	—	—	427,762	—	427,762

Balances at March 31, 2008	$4,699	$6,860	$7,400,939	$(4,356,957)	$(109,140)	$2,946,401

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007
OPERATING ACTIVITIES
Net income	$427,762	$284,783
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	443,008	365,218
Stock compensation expense, net	22,164	85,786
Deferred income taxes	4,986	161,141
Loss on disposal of fixed assets	—	1,218
Changes in deferred and accrued amounts
Accounts receivable	960,165	(1,665,248)
Inventories	(754,895)	2,517,222
Prepaid expenses and other assets	(31,725)	51,994
Accounts payable	939,395	(818,153)
Deferred revenue	(1,039,453)	1,768,129
Taxes payable	256,973	—

Net cash provided by operating activities	1,228,380	2,752,090

INVESTING ACTIVITIES
Purchases of property and equipment	(188,165)	(82,639)
Capitalization of software costs	(335,610)	(248,574)
Purchase of computer software	—	—
Payment for acquisitions	(1,320,995)	(4,149,519)

Net cash used for investing activities	(1,844,770)	(4,480,732)

FINANCING ACTIVITIES
Net borrowings under line of credit	685,000	790,000
Borrowings under long term notes payable	—	972,046
Repayments of long term notes payable	(68,610)	(40,033)
Exercise of stock options	—	6,629

Net cash provided by financing activities	616,390	1,728,642

Net change in cash and cash equivalents	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$127,742	$47,636
Income taxes	$2,650	$1,350

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

The interim consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity and cash flows are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current presentation.

Recent accounting pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008. We are currently evaluating the effect the adoption of SFAS 161 will have on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any non-controlling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, requires capitalization of acquired in-process research and development assets at the time of acquisition and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. As SFAS 141R is effective for business combination transactions for which the acquisition date is on or after December 15, 2008, we do not know at this time whether SFAS 141R will have a material impact to our prospective consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. FASB Staff Position No. FAS 157-2 delays the implementation of SFAS No. 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, and other non-financial assets measured at fair value on a nonrecurring basis. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three month periods ended March 31, 2008 and 2007, both prior to and after application of the treasury stock method.

	For the Three Months Ended March 31,
	2008	2007
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock	4,698,970	3,489,015
Preferred stock	6,859,736	6,973,447
Warrants	6,163,936	7,217,736
Options	375,203	257,939

Total Weighted Average Shares Outstanding	18,097,845	17,938,137

	For the Three Months Ended March 31,
	2008	2007
Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock	4,698,970	3,489,015
Preferred stock	6,859,736	6,973,447
Warrants	688,234	2,947,580
Options	204,378	265,868

Total Weighted Average Shares Outstanding –treasury stock method	12,451,318	13,675,910

The potential common shares were used in the calculation of diluted earnings per share for the three months ended March 31, 2008 and 2007.

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

In 2005, the Company assumed the stock based employee compensation plan of CSI- South Carolina as a result of the reverse merger. In addition, the Company granted options to purchase 70,000 shares of common stock under the 2005 Incentive Compensation Plan in the first quarter of 2007 at an exercise price of $0.85 per share, as a result of the McAleer acquisition which closed on January 2, 2007, and in November 2007 granted options to purchase an additional 100,000 shares to key employees. The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model. For further information and discussion related to the weighted average assumptions used in the option pricing model please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. No additional stock options were granted in the first three months of 2008.

Stock options

Detail	Number of Option Shares	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268,343	$0.12	November 1, 2012
Options granted in McAleer acquisition	70,000	$0.85	January 2, 2017
Options granted to key employees	100,000	$1.42	November 9, 2017

The following table summarizes option activity under the plans for the first three months of 2008:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	375,203	$0.60
Granted	—	—
Cancelled	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at March 31, 2008	375,203	$0.60	7.21	$220,209

Exercisable at March 31, 2008	205,203	$0.12	5.09	$219,409

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $1.19 as of March 31, 2008 and the exercise price multiplied by the number of options outstanding as of that date.

As of March 31, 2008 there remained $109,140 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately three years.

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

No additional non-employee based stock awards were granted in the first three months of 2008.

Total stock based compensation in the first quarter of 2008 was $22,164, of which $4,691 was related to the stock options granted as a result of the McAleer acquisition and $17,473 was related to the stock options granted to key employees in November of 2007.

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

•

the definition of the borrowing base was expanded to include 50% of eligible inventory (with a maximum borrowing ability against eligible inventory of $1,000,000), in addition to 80% of eligible accounts receivable.

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

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bore interest at Libor plus 2.50% (5.20%) at March 31, 2008, and LIBOR plus 2.50% (7.73%) at December 31, 2007, payable monthly.

On February 14, 2006 the Company entered into an agreement with a bank for a 42 month equipment term loan of $400,000 at a fixed interest rate of 7.5% per year. The facility is collateralized by substantially all of the assets of the Company. The purpose of the term loan was to finance 2005 capital expenditures and improve its availability under its bank credit facility for working capital purposes. On January 2, 2007, the Company entered into a modification of the equipment loan. Pursuant to the modification, the equipment loan was increased to $800,000, and bears interest at 7.85% per annum. Principal and interest are payable in 36 consecutive monthly payments of principal and interest of $25,015 continuing until January 1, 2010.

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year beginning December 31, 2007. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2007. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management believes the Company complied with these current covenants at March 31, 2008, and December 31, 2007.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $1,260,000 and $575,000 of outstanding draws under the facility as of March 31, 2008 and December 31, 2007, respectively.

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $2,250,400 at both March 31, 2008 and December 31, 2007. Although the Company possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity. Following the original maturity date, the Company paid a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time the Company has also deferred the payment of interest to preserve working capital. Specifically, the Company took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently, the Company paid this and other interest due and no interest was in arrears as of March 31, 2008.

On April 23, 2008, we and each of the holders of the subordinated notes entered into a letter agreement which extended the maturity date of such notes until March 31, 2009. Each noteholder also waived existing and past payment defaults and the notes will continue to bear interest at the default rate of 15%. In exchange for the extension and waiver, the Company made principal payments on the subordinated notes totaling $300,000, paid pro-rata among the noteholders.

Looking forward, considering the Company’s growth and acquisition strategy, the Company does not know if it will be able to generate operating cash flow sufficient to repay the subordinated notes, either from cash or with draws under the revolving credit facility. The Company’s ability to utilize the credit facility to repay the subordinated notes would be limited not only by availability under the asset based facility, but also by equity-related financial covenants. Under these covenants in our credit agreement, the subordinated notes are counted as equity. Accordingly, the Company believes that it is possible that it will not be able to utilize the revolving credit facility to repay the subordinated notes, and that the subordinated notes will need to be restructured or repaid from long-term capital sources. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, the Company can give no assurance that the Company will be able to successfully restructure, extend or repay the subordinated notes, or that the noteholders will continue to cooperate. The Company’s bank lender in the past has consented with respect to the subordinated notes and has granted waivers relating to their prior nonpayment. The notes are subordinated to the Company’s senior bank debt, and the Company believes the ability of the noteholders to have direct recourse against it is limited. However, if the Company fails to repay the subordinated notes at the new March 31, 2009 maturity date, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under the credit facility with our bank. Such noteholders also might take legal or other adverse collection actions against the Company. The Company can therefore give no assurances as to what adverse collection actions the subordinated noteholders might take, and the impact such actions and default might otherwise have on the Company’s other creditors and its financial condition. However, the Company does not anticipate any of the noteholders taking any action which would be detrimental. It should be noted that five of the subordinated noteholders are currently significant stockholders of the Company, and four of these are executive officers. The sixth noteholder, Barron, holds all our preferred stock.

The amount outstanding on the notes payable to the bank was $978,294 at March 31, 2008 and $1,046,904 at December 31, 2007.

Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2008	$214,454
2009	306,235
2010	457,605

Total Principal Payments	$978,294

Off Balance Sheet Instruments

As of March 31, 2008, for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 7.

Related Party Transactions

During the first quarter of 2008 the Company made interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of which are executive officers, and Barron Partners LP, who owns all of the Company’s preferred shares. These interest payments were made on the subordinated notes payable associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of March 31, 2008. In 2008, interest payments to the five original shareholders of CSI - South Carolina totaled $42,542 and interest payments to Barron Partners LP totaled $42,542.

NOTE 6 – PREFERRED STOCK AND RELATED WARRANTS AND RETAINED EARNINGS

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

Activity related to the common stock purchase warrants for the three month period ended March 31, 2008 and outstanding balances is as follows:

Common Stock Purchase Warrants

	Warrant A1	Warrant A2	Warrant B1	Warrant B2
Exercise Price	$1.3972	$0.70	$2.0958	$0.85
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010

Warrant related activity for the three months ended March 31, 2008

	Warrant A1	Warrant A2	Warrant B1	Warrant B2
Outstanding at December 31, 2007	2,000,000	556,068	2,000,000	1,608,868
Exercised – first quarter 2008	—	—	—	—

Outstanding at March 31, 2008	2,000,000	556,068	2,000,000	1,608,868

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases certain facilities and equipment under various operating leases. At March 31, 2008, future minimum lease payments under non-cancelable leases are:

2008	$199,766
2009	235,008
2010	226,431
2011	56,764

Total	$717,969

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

On June 20, 2007, the Company and Chuck Yeager Real Estate amended the operating lease agreement, originally entered into on November 30, 2005, to include an additional 12,544 square feet of warehouse space. The lease of the additional warehouse space was the result of carrying additional inventory and increased monthly rent by approximately $2,400. While the lease on the additional space was scheduled to expire on August 31, 2007, the Company extended the lease until December 31, 2007. On April 1, 2008 the Company terminated the lease of this additional warehouse space, and entered into a one year lease with Edge Developments, LLC for 18,000 square feet of warehouse space located at 903B East Main Street, Easley, SC. The terms of this lease require monthly payments of $3,900, which are included in the schedule above, and are scheduled to expire on March 31, 2009, at which time the Company may chose to extend the lease.

On April 1, 2008, in connection with the acquisition of ICS Systems, Inc. (“ICS”) (Note 9), the Company entered into a lease with Byers Properties, L.L.C. for the lease by the Company of the former facilities of ICS. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease begins April 1, 2008 and runs for a period of three years through March 2011. The lease calls for annual rent of $79,875, payable monthly. The leased property consists of a single-story brick building located on 2.57 acres in Triangle Industrial Park at 8518 Triad Drive, Colfax, North Carolina. The building comprises 7,207 square feet, with approximately 300 square feet being warehouse space. The future minimum lease payments under this lease are included in the schedule above. For further details on the acquisition of ICS please see Note 9 – Subsequent Events.

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

Executive Officer Employment Agreements

The Company entered into separate employment agreements with each of the four most highly compensated executive officers on February 11, 2005, in conjunction with the closing of the reverse merger. The term of all the employment agreements is three years, expiring on February 10, 2008. The agreements renew for a one year term automatically upon the expiration of the initial or any renewal periods in the absence of either party giving thirty days advance notice of termination. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at March 31, 2008, excluding bonuses, was approximately $712,250.

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

The following tables summarize information about segment income for the three months ended March 31, 2008 and 2007 and assets allocated to segments as of March 31, 2008 and 2007.

(In thousands)	Software Applications	Technology Solutions	Total Company
Three months ended March 31, 2008:
Net sales and service revenue	$3,058	$9,005	$12,063
Gross profit	1,379	1,645	3,024
Segment income	390	559	(*)
Segment assets	8,722	8,557	17,279

Three months ended March 31, 2007:
Net sales and service revenue	$2,740	$8,912	$11,652
Gross profit	1,294	1,239	2,533
Segment income	342	508	(*)
Segment assets	7,737	4,805	12,542

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
(In thousands)	March 31, 2008	March 31, 2007
Segment income:
Software applications segment	$390	$342
Technology solutions segment	559	508

TOTAL SEGMENT INCOME	949	850
Less: Merger and compliance costs
Stock based compensation	(5)	(86)
Acquisition expenses	(23)	(4)
Professional and legal compliance related costs	(96)	(180)

OPERATING INCOME Per consolidated Statements of Operations	$825	$580

NOTE 9 – SUBSEQUENT EVENTS

Acquisition of ICS Systems, Inc.

On March 31, 2008, CSI consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS. The total purchase price was $1,370,000 in cash, and the issuance by the Company of 209,091 shares of the Company’s common stock. The cash portion of the purchase price was placed in escrow on March 31, 2008, and is included in “Other Assets” on the balance sheet of the unaudited financial statements included herein. We did not assume any material liabilities of ICS. We plan to operate ICS as a separate office from which we will continue to support the existing product and expand opportunities and sales into surrounding areas. We will also be integrating the unique features of ICS software into our products over time, and plan to use ICS personnel to assist with these efforts and future product development needs.

The acquisition was effectuated pursuant to an Asset Purchase Agreement with ICS and Michael Byers, its sole shareholder. The assets acquired included: certain account receivables; work in progress; all furniture, fixtures, machinery, equipment and supplies; and all software and intellectual property rights. The cash portion of the consideration was substantially funded by draw under the Company’s revolving credit facility with RBC Centura Bank.

In connection with the asset purchase transaction described in the Asset Purchase Agreement, the Company entered into a Lease with Byers Properties, L.L.C. for the lease by the Company of the former facilities of ICS. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease begins April 1, 2008 and runs for a period of three years through March 2011. The Lease calls for annual rent of $79,875, payable monthly. The leased property consists of a single-story brick building located on 2.57 acres in Triangle Industrial Park at 8518 Triad Drive, Colfax, North Carolina. The building comprises 7,207 square feet, with approximately 300 square feet being warehouse space.

ICS, located in Colfax, North Carolina (near Greensboro) is a developer, provider and consultant with respect to fund accounting and billing software. Its primary focus is municipalities located in North Carolina. ICS provides CSI with an immediate customer base geographically contiguous with that of CSI, and its North Carolina office provides a launching point for continued expansion into areas north along the eastern seaboard. The acquisition also provides CSI strategic advantages, including valuable market experience and deeper penetration into the local government market.

Extension of the subordinated notes

On April 23, 2008, the Company and each of the holders of our subordinated promissory notes entered into a letter agreement (the “Extension”). Pursuant to the Extension:

(1)	The maturity date of each of the subordinated notes was extended from May 10, 2006 until March 31, 2009 (the “New Maturity Date”);

(2)	Each noteholder waived existing and past payment defaults;

(3)	Despite the subordinated notes no longer being in default, they will continue to bear interest at the default rate of 15% until the New Maturity Date; and

(4)	The Company agreed to make principal payments totaling $300,000, pro-rata among the noteholders.

The subordinated notes were issued by the Company on February 11, 2005 in the original aggregate amount of $3,750,400, as a part of the Company’s reverse merger and recapitalization transaction. See “—Note 5 – Long-Term and Short-Term Debt, Including Related Party Transactions, And Off Balance Sheet Instruments” for further discussion on the subordinated debt.

Pursuant to its terms, the Extension became effective on April 25, 2008, upon the Company making the agreed upon principal payments.

In conjunction with the Company entering into the extension with respect to the Subordinated Notes, it also entered into a waiver agreement (the “Waiver”) with the Bank dated April 23, 2008 and executed April 24, 2008. The Bank had previously granted waivers with respect to cross-default and other provisions which may have been triggered by the payment default under the Subordinated Notes. The terms of the revolving credit facility with the Bank restrict payments on the Subordinated Notes, and require the Company to obtain the Bank’s written consent prior to amending any of the terms of the Subordinated Notes. Accordingly, pursuant to the Waiver, the Bank agreed to the terms of the Extension and granted waivers of any defaults relating thereto.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Introduction

Unless the context requires otherwise, (1) “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the consolidated combined business of Computer Software Innovations, Inc., a Delaware corporation formerly known as VerticalBuyer, Inc., and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation; (2) “VerticalBuyer” refers to the Company prior to its merger with CSI - South Carolina on February 11, 2005; and (3) “CSI – South Carolina” refers to Computer Software Innovations, Inc., a South Carolina corporation, prior to the merger.

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

Through our software applications segment, we report the results of operations related to our internally developed software, including an allocation of overheads. Our internally developed software consists of fund accounting based financial management software and standards-based lesson planning software. Our primary software, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund,” or by source and purpose of funding. Our fund accounting software is used primarily by public sector and not-for-profit entities. Our client base for our financial management software consists principally of K-12 (kindergarten through grade 12) public education and local government organizations including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients. Through our software applications segment, we also provide standards based lesson planning software. The software is designed to allow education professionals to create, monitor, and document lesson plans and their compliance with a state’s curriculum standards including what standards have been met or need to be met. These applications are offered principally to our education clients. Additionally, we rebrand and resell other software applications and services including application delivery, data recovery, warmsite and other applications focused solutions and report the results through our software applications segment.

We report the results of operations related to our hardware-based technology solutions, including an allocation of overheads, through our technology solutions segment. Our hardware-based technology solutions include a wide range of technology products and services including hardware and related design, engineering, project planning, installation, training, management and ongoing support and maintenance of hardware and hardware-based operating systems and application software. Our technology solutions include hardware and software for hardware-based operating systems and application software for computers, networking (wireless and wired), firewall (internet and network access security) and email solutions, IP telephony, wireless networking, video conferencing, video surveillance, monitoring and interactive distance and in-classroom teaching tools, including interactive whiteboard solutions and integrated accessories. We have established associations with some of the largest vendors in the industry and others whom we believe offer innovative products. These technology solutions are offered to our primary customer base, users of fund accounting. Some solutions, such as IP telephony and video conferencing, are also offered to for-profit entities as opportunities arise.

Organization

Our business efforts are focused on our two key operating segments: internally developed software applications and related service and support (our “Software applications segment”), and other technology solutions and related service and support (our “Technology solutions segment”).

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

Technology Solutions Segment

Our Technology solutions segment has a staff of certified engineers capable of providing a broad range of technology solutions to our client base, including, but not limited to:

•	Technology planning (developing plans to purchase or upgrade computers, telephone equipment, cabling and software);

•	Hardware/software installations;

•	Cabling (installation of wiring and wireless devices to link computer networks and telephones);

•	System integration (installation of computers and configuration of software to enable systems to communicate with and understand each other);

•	Wide area networking (linking a group of two or more computer systems over a large geographic area, usually by telephone lines or the internet);

•	Wireless networking (linking a group of two or more computer systems by radio waves);

•	IP telephony and IP surveillance (sending voice calls and surveillance across the internet using internet protocol (“IP”), a standard method for capturing information in packets);

•	Project management (overseeing installation of computers, telephone equipment, cabling and software);

•	Support and maintenance (using Novell, Microsoft, Cisco and Citrix certified engineers and other personnel to fix problems);

•	System monitoring (proactively monitoring computers and software to detect problems);

•	Education technologies, (distance learning and classroom learning tools such as interactive white boards and integrated accessories, such as hand held voting devices and audio systems).

In addition to our engineers, our Technology solutions segment includes a staff of sales persons, project managers and product specialists. Our Technology solutions segment also purchases and resells products from a variety of manufacturers including but not limited to Hewlett Packard, Cisco, Microsoft, Novell, Promethean, Tandberg, and supports the Software applications segment, as needed.

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology solutions segment when compared to the Software applications segment. Margins for the Software applications segment were 45.1% for the first quarter of 2008, while margins for our Technology solutions segment were 18.3% for the same period. Margins for the Software applications segment were 47.2% for the first quarter of 2007, while margins for the Technology solutions segment were 13.9% in the first quarter of 2007.

We believe the combined efforts of our Technology solutions segment with that of our Software applications segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see “—E. Overview of Financial Performance” below.

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

Our long-term strategy is to pursue a national presence. Our primary, initial focus has been on the southeast region of the United States. As a result of our January 2007 acquisition of McAleer Computer Associates, Inc, (“McAleer”) discussed below, we have expanded our reach into the southeastern states significantly and are beginning to look at other areas of the United States as well.

By strategically combining our internally developed software applications with our ability to integrate computer, networking and other hardware solutions, we have been successful in providing software and hardware solutions to over 400 clients located in the tri-state area of South Carolina, North Carolina and Georgia.

Prior to January 2, 2007, we supported our operations principally out of our physical location in Easley, South Carolina. On January 2, 2007, we acquired the operations, in an asset purchase acquisition, of McAleer. McAleer, an Alabama corporation based in Mobile, Alabama, was primarily a provider of financial management software to the K-12 education market. It had been in operation for over twenty-five years. The acquisition of McAleer strengthens CSI’s current operations with the addition of an office in Mobile, Alabama, from which CSI will be able to deliver expanded software, technology and service offerings to a broader geographic area and the local government (city and county) markets. The addition of McAleer brings on more than 160 additional fund accounting customers in the K-12 education sector, with a geographic presence in five states not previously served by CSI: Alabama, Mississippi, Louisiana, Tennessee and Florida. Like CSI, McAleer also has customers in Georgia and South Carolina. In contrast to CSI, McAleer has not historically focused on the local government market or provided as broad a range of technology solutions. CSI has the opportunity to increase sales to those specific markets and the new regions that McAleer serves. McAleer and the acquisition is discussed in more detail in our latest annual report filed on Form 10-K.

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

For more information on our strategy, see “Acquisitions” below and our latest annual report filed on Form 10-K.

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

As previously disclosed, on January 2, 2007 we acquired the business operations of McAleer. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. McAleer and the acquisition transaction are discussed in more detail in our latest annual report filed on Form 10-K.

Also in furtherance of our acquisition strategy, on March 31, 2008, we consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS Systems, Inc. (“ICS”). ICS, located in Colfax, North Carolina (near Greensboro), is a developer, provider and consultant with respect to fund accounting and billing software. The ICS transaction is discussed in more detail below under “—B. Recent Developments - Subsequent Events—Acquisition of ICS Systems, Inc.”

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

B. Recent Developments - Subsequent Events

Acquisition of ICS Systems, Inc.

On March 31, 2008, CSI consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS. The total purchase price was $1,370,000 in cash, and the issuance by the Company of 209,091 shares of the Company’s common stock. We did not assume any material liabilities of ICS. We will run ICS as a separate office of the Company from its Colfax location (just outside of Greensboro, NC). We will continue to support the existing product and expand opportunities and sales through this office to surrounding areas. We will be integrating the unique features of ICS software into our products over time. We plan to use ICS personnel to assist with these efforts and future product development needs.

The acquisition was effectuated pursuant to an Asset Purchase Agreement with ICS and Michael Byers, its sole shareholder. The assets acquired included: certain account receivables; work in progress; all furniture, fixtures, machinery, equipment and supplies; and all software and intellectual property rights. The cash portion of the consideration was substantially funded by draws under the Company’s revolving credit facility with RBC Centura Bank.

In connection with the asset purchase transaction described in the Asset Purchase Agreement, the Company entered into a Lease with Byers Properties, L.L.C. for the lease by the Company of the former facilities of ICS. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease begins April 1, 2008 and runs for a period of three years through March 2011. The Lease calls for annual rent of $79,875, payable monthly. The leased property consists of a single-story brick building located on 2.57 acres in Triangle Industrial Park at 8518 Triad Drive, Colfax, North Carolina. The building comprises 7,207 square feet, with approximately 300 square feet being warehouse space.

ICS, located in Colfax, North Carolina (near Greensboro) is a developer, provider and consultant with respect to fund accounting and billing software. Its primary focus is municipalities located in North Carolina. ICS provides CSI with an immediate customer base geographically contiguous with that of CSI, and its North Carolina office provides a launching point for continued expansion into areas north along the eastern seaboard. The acquisition also provides CSI strategic advantages, including valuable market experience and deeper penetration into the local government market. We believe the acquisition will add an additional $1 million in revenues, excluding any cross-sell or other synergistic opportunities from existing or planned CSI products, services and solutions. The transaction is expected to be cash flow positive on an annual basis.

Payments on Subordinated Debt and Waiver of Default

In 2005 we assumed public reporting as a result of our reverse merger of CSI – South Carolina into VerticalBuyer. The merger and related transactions are described in more detail in our annual report for the year ended 2006 filed on Form 10-KSB. In conjunction with the reverse merger, we issued notes to Barron Partners LP and each of the five founding shareholders of CSI – South Carolina. At March 31, 2008, the remaining balance of these notes was approximately $2.2 million, which is payable half to Barron and the remainder equally between the five founding shareholders. The notes were originally due and payable on May 9, 2006. Although we possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with our bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable. We pay a default interest rate of 15% both on the principal balance and any interest not paid quarterly. From time to time we have deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently we paid this and other interest due and no interest was in arrears as of March 31, 2008.

Our subordinated noteholders have cooperated with us in the deferral of payment on the subordinated notes. In April 2008, we made principal payments of $300,000 ($150,000 to Barron and $30,000 to each of the five founding shareholders). In exchange, the noteholders granted a formal extension of the due date until March 31, 2009.

We anticipate the continued cooperation of the noteholders and the ultimate resolution with future payments or other restructuring of our subordinated debt. Looking forward, considering our growth and acquisition strategy, we are unsure we will generate sufficient operating cash flow so as to permit repayment of the subordinated notes with draws under the revolving credit facility on the extended payment date. The subordinated notes may be restructured or repaid from long term capital sources. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. Our bank lender has likewise consented with respect to the subordinated notes and has granted a waiver relating to their nonpayment. We do not anticipate the noteholders taking any action detrimental to us, and working with us as to an appropriate future resolution or repayment. For further discussion as to our liquidity and capital resources and plans, see “—F. Liquidity and Capital Resources,” which follows later.

C. Current Challenges and Opportunities of our Business, and Forward-Looking Information

Sarbanes-Oxley Compliance

As a public company we are required to maintain internal controls and processes related to addressing risks which are inherent in financial reporting, in compliance with the Sarbanes-Oxley Act. These controls must also be executed consistently and reviewed and tested for effectiveness on a periodic basis. The implementation, monitoring, testing and remediation of internal controls are a complex and costly endeavor. In the fourth quarter of 2007 and in the first quarter of 2008, prior to the issuance of this report, we completed our review of our control environment and the testing necessary to assure that our controls, established by year end 2007, were operating effectively for the closing cycle covered by this report and noted no significant deficiencies or internal control weaknesses during this time period.

We have incurred costs to implement, and will incur additional costs to support ongoing efforts to comply with the Sarbanes-Oxley Act legislation. These costs have run approximately $300,000 per year and we have budgeted approximately $300,000 for this work in 2008, including our efforts in early 2008 to improve our information technology environment and ongoing efforts to automate our financial reporting. This amount excludes the addition to ongoing increased internal personnel costs of approximately $300,000 for positions necessary to support Sarbanes-Oxley. Approximately half of such salaries relate specifically to time spent to support Sarbanes-Oxley, and the remaining portion is necessary to support the ongoing requirements for improving business processes and supporting a growing organization. Such amounts are included in our budget for internal salaries and wages for 2008. In addition we have spent approximately $50,000 on software or equipment slated to support either directly or indirectly our Sarbanes-Oxley compliance efforts.

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

Maintaining Margins and Volume

In 2007, we experienced a significant increase in sales of interactive whiteboard solutions and to a lesser degree sales of IP Telephony solutions, as well as increased sales of engineering services related to both product solutions. Both product lines, IP Telephony and interactive whiteboard solutions, have become subject to increased competition as more product manufacturers have recognized product potential and have entered these markets. Favorably, we saw only a slight decline in our margins from the Technology solutions segment in 2007 to 15.6% from 15.8% in 2008 and our technology margins improved in the first quarter of 2008 to 18.3% compared to 13.9% in the same period in 2007. In order to maintain and improve our margins, we need to continue to search for new and innovative, and initially higher margin, products to augment those that become mature, or we need to increase our revenues or our personnel utilization to achieve greater economies of scale. We also intend to continue our focus on existing higher margin areas such as engineering services and sales of software solutions and related services. While we cannot predict success in achieving these goals, as opportunities arise we take actions to maintain and improve our margins. These include expanding our geographic reach, increasing the size of and reorganizing our sales force to focus on more products backed by product specialists, increasing telemarketing efforts, improving our sales tools, and identifying additional product and service areas. We are focused on increasing margins, but ultimately we are looking to increase profits by leveraging existing and an increasing number of customer relationships by taking advantage of cross-sell opportunities with a variety of products and services. We will work to focus primarily on those customers for whom we can provide ongoing support and higher margin integration and other engineering services. In first quarter 2008, the improvement came from better pricing which was achieved by increasing inventories to support volume purchases. We cannot guarantee that such improvements will be sustainable, as competitive volume pricing and discounts are subject to change.

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

Technology and Software Budgets

While federal, state and local funding can vary from year to year, and technology and software budgets have been challenged during the last few years, we have sensed a steady improvement in the discretionary funds that are available to our potential clients. These discretionary funds, coupled with our clients’ desire to improve or implement technology and software tools into their individual environments, have provided growth for our business. We recognize that future changes in funding could improve or strain technology budgets. For example, a recession could result in a decline in spending by our educational and local government client base. However, since such spending is generally based on tax revenues which do not always correlate immediately or directly with changes in the economy, the impact is generally reduced when compared to the impact on those vendors whose client base consists primarily of private sector businesses. Even so, we cannot predict the impact changes in funding may have on our business.

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

By carefully evaluating these factors we seek to successfully execute our corporate acquisition growth strategy and thereby provide positive operating results and increased return on investment to our stockholders.

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

We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our software and systems integration businesses also may be subject to the effects of other risks and uncertainties, including, but not limited to:

•	a reduction in anticipated sales;

•	an inability to perform customer contracts at anticipated cost levels;

•	our ability to otherwise meet the operating goals established by our business plan;

•	market acceptance of our new software, technology and services offerings;

•	an economic downturn; and

•	changes in the competitive marketplace and/or customer requirements.

D. Critical Accounting Policies and Estimates

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

Costs resulting from research and development of new software products where the technological feasibility is unknown and enhancements which do not prolong the life or otherwise increase its value are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, to date, through our software solutions segment, we have spent no material efforts on technological innovation for which the feasibility has been unknown.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 5 to our unaudited financial statements for the three months ended March 31, 2008 and under “—F. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

E. Overview of Financial Performance

Our revenues increased $0.4 million or 4% for the first quarter of 2008 compared to the same period of the prior year due to modest increases in both software and technology sales. Software applications segment revenues contributed significantly to the improvement with an increase of 12%. The first quarter of 2008 was particularly challenging due to a more than $3 million backorder in late 2006, undeliverable due to a shortage of component parts, being delivered in the first quarter of 2007, in addition to the results of sales efforts within that quarter. No such deal in late 2007 was available to be carried forward for the benefit of the first quarter of 2008. Despite this challenging scenario, the Company exceeded the prior year quarter’s technology revenues by $0.1 million or 1%.

While our revenues improved within single digits, gross profit experienced double digit growth, benefiting from improvements in hardware margins. Gross profit improved $0.5 million or 19%, primarily due to improvements within the Technology solutions segment including the impact of volume purchase commitments for inventoried hardware (primarily interactive whiteboard solutions) and certain volume rebates achieved. This segment’s gross profit improved 33%. The Software applications segment gross profit also improved 7%, due to increased volume as margins declined slightly due to product mix from larger sales of third-party products.

Operating income improved from the prior year by $0.2 million or 42% from improvements in both the technology and software segments. (For more information as to the results of each segment, see “—Segment Information” below). The increase was due to the increases in sales and gross profit, coupled with a smaller increase in our operating expenses as a percent of sales. Further analysis of financial performance is discussed below in subsequent sections of the report.

Consolidated Results of Operations

	Three Months Ended
((In thousands)	March 31, 2008	March 31, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$12,063	$11,652	$411
GROSS PROFIT	3,024	2,533	491
OPERATING INCOME	825	580	245

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$411
Cost of sales, excluding depreciation, amortization and capitalization			72
Depreciation			(17)
Amortization of capitalized software costs			(45)
Capitalization of software costs			70

			491
Operating Expenses:
Salaries, wages and benefits			(251)
Stock based compensation			82
Acquisition expenses			(19)
Professional and legal compliance related costs			83
Sales consulting fees			(15)
Marketing expenses			(11)
Travel and mobile costs			(17)
Depreciation and amortization			(16)
Other selling general and administrative expenses			(82)

			$245

Three months ended March 31, 2008 versus three months ended March 31, 2007

Revenues

Total revenues in the first quarter of 2008 increased $0.4 million or 4% to $12.1 million in comparison with $11.7 million in the first quarter of 2007. This net increase included a $0.1 million increase in hardware sales and services through the Technology solutions segment and a $0.3 million increase in software sales and services through the Software solutions segment. The increase in the Technology solutions segment overcame slightly a challenging comparison to the prior year due to a substantial increase in prior year revenues related to a large hardware order, approximately $3.5 million, for a number of interactive whiteboard solutions in the fourth quarter of 2006 for which component parts were backordered delaying invoicing in 2006 and benefiting the first quarter of 2007 tremendously. Sales of interactive whiteboard hardware in the first quarter of 2008 were reduced somewhat but offset by improvements in sales of infrastructure and video conferencing solutions and related services and increased product support revenues. The increase in the Software solutions segment was due primarily to increases in services, support and sales of third party products, partially offset by reduced new software sales due to an average smaller deal size compared to the prior year.

Gross Profit

Gross profit in the first quarter of 2008 increased $0.5 million or 19% in comparison with the first quarter of 2007. The increases in both software and hardware gross profits were driven by the corresponding increases in revenues of both segments and from improved margins in the technology segment from implementing an inventorying strategy mid 2007 to facilitate larger volume purchases for better pricing on some products, increased vendor volume incentives and increased volume in the software segment. The gross margin was 25.1% for first quarter 2008 versus 21.7% for first quarter 2007. The change in margins was primarily driven by product margin improvements and product mix. The Technology margin improvement came from volume purchasing and incentives, while on the software side, the drop in margin came primarily from product mix with increased sales of third party products.

Operating Expenses

Operating expenses increased $0.2 million or 13%, in the first quarter of 2008 compared to the first quarter of 2007, primarily from increased salaries and wages within the sales functions, related increases in sales consulting, marketing and travel and mobile. We also experienced increases in our internal information technology area to support the increased demands of processes to comply with Sarbanes-Oxley as well as our continued growth and process improvement efforts.

Salaries and wages were also impacted by increased bonus accrual due to the improved operating performance. Other SG&A expenses increased in smaller amounts among a number of areas related to the growing number of personnel and related needs. These increases were partially offset primarily by a decrease in stock based compensation to consultants, as well as lower professional fees which resulted from reduced work on our resale registration statement for common stock underlying the warrants and preferred stock.

Segment Information

CSI is organized into the two segments: software applications and technology solutions.

Software Applications Segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
(In thousands)	March 31, 2008	March 31, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,058	$2,740	$318
GROSS PROFIT	1,379	1,294	85
SEGMENT INCOME	390	342	48

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$318
Cost of sales, excluding depreciation, amortization and capitalization			(247)
Depreciation			(10)
Amortization of capitalized software costs			(45)
Capitalization of software costs			69

			85

Operating Expenses:
Salaries, wages and benefits			(3)
Marketing expenses			(2)
Travel and mobile costs			16
Depreciation and amortization			(7)
Other selling general and administrative expenses			(41)

			$48

Revenues improved by $0.3 million, or 12%, primarily due to increased services from application delivery and training, sales of third party products and increased support. These increases were partially offset by decreases in new software sales and upgrades with a smaller average price on a larger number of installations.

Cost of sales increased primarily from shifts in product mix toward more sales of lower margin third-party products, but increased at a lower amount than sales. As a result of increased sales exceeding the increase in costs, gross profit improved 7%. Increased salaries and wages in the development areas were substantially offset by increased capitalization of such costs.

Operating expenses increased primarily from an increased corporate-wide bonus accrual from improved operating performance and allocations of increased IT related costs to support an increased number of personnel. The table above identifies other categories which did not change appreciably, including an allocation of increases in a variety of other SG&A areas, including those previously discussed above. As a result of the increase in operating expenses the segment experienced a 14% increase in segment operating income.

Technology Solutions Segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
(In thousands)	March 31, 2008	March 31, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$9,005	$8,912	$93
GROSS PROFIT	1,645	1,239	406
SEGMENT INCOME	559	508	51

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$93
Cost of sales, excluding depreciation, amortization and capitalization			320
Depreciation			(7)

			406

Operating Expenses:
Salaries, wages and benefits			(248)
Sales consulting fees			(15)
Marketing expenses			(9)
Travel and mobile costs			(34)
Depreciation and amortization			(9)
Other selling general and administrative expenses			(40)

			$51

Hardware revenues increased over first quarter 2007 by $0.1 million, or 1%. The increase in new hardware sales was attributed to increased sales of infrastructure and video conferencing solutions, related services and increased support offerings, partially offset by a decline in interactive whiteboard systems.

Cost of sales decreased due to improved margins on hardware from volume purchases and increased volume incentives received on those areas where sales increased. These improvements were partially offset by increased personnel delivery and support costs. The improved margins resulted in an improvement in gross profit of $0.4 million or 33%. The margin improved from 13.9% in the prior year’s first quarter to 18.3% in the first quarter of 2008.

Salaries and wages increased due to increased sales efforts, and an increased corporate-wide bonus based on the improved operating performance. Costs related to selling efforts also increased as did other SG&A among a variety of categories primarily related to the personnel growth in the organization. While operating costs increased, the increase was at a lower rate than sales resulting in a 10% increase in segment operating income.

The following tables summarize information about segment profit for the three months ended March 31, 2008 and 2007 and assets allocated to segments as of March 31, 2008 and 2007.

(In thousands)	Software Applications	Technology Solutions	Total Company
Three months ended March 31, 2008:
Net sales and service revenue	$3,058	$9,005	$12,063
Gross profit	1,379	1,645	3,024
Segment income	390	559	(*)
Segment assets	8,722	8,557	17,279

Three months ended March 31, 2007:
Net sales and service revenue	$2,740	$8,912	$11,652
Gross profit	1,294	1,239	2,533
Segment income	342	508	(*)
Segment assets	7,737	4,805	12,542

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
(In thousands)	March 31, 2008	March 31, 2007
Segment income:
Software applications segment	$390	$342
Technology solutions segment	559	508

TOTAL SEGMENT INCOME	949	850
Less: Merger and compliance costs
Stock based compensation	(5)	(86)
Acquisition expenses	(23)	(4)
Professional and legal compliance related costs	(96)	(180)

OPERATING INCOME Per consolidated Statements of Operations	$825	$580

The changes in segment assets came primarily from the following:

•	Segment assets in the Software segment increased primarily from the monies held in escrow related to the asset purchase of ICS Systems, Inc.

•	Also, capitalized software costs for the software applications segment increased from the investment in the conversion of the fund accounting software to the Microsoft .Net and SQL platform.

•	Segment assets in the Technology segment increased primarily as a result of increased inventory.

Interest and Other Income and Expenses

Interest expense remained relatively flat in comparison to the prior year at $0.1 million.

Income Taxes

Income taxes increased by $0.1 million, or 63%, in the first quarter of 2008 compared to the first quarter of 2007 due to the tax impact of the increase in operating income.

Net Income and Earnings per Share

The Company reported net income in the first quarter of 2008 of $0.4 million, an increase of $0.1 million, or 50%, compared to the net income of $0.3 million for the first quarter of 2007, as a result of the improvement in sales, margins and reduced selling, general and administrative costs as a percent of sales.

Basic earnings per share improved from $0.08 per share in the first quarter 2007, to basic earnings per share of $0.09 in the first quarter of 2008. Diluted earnings per share improved from $0.02 in the first quarter of 2007 to $0.3 per share in the first quarter of 2008. This improvement resulted from the changes in net income discussed above.

F. Liquidity and Capital Resources

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

Events Impacting Liquidity and Capital Resources

Acquisition of ICS

On March 31, 2008, CSI consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS. The total purchase price was $1,370,000 in cash, and the issuance by the Company of 209,091 shares of the Company’s common stock. We did not assume any material liabilities of ICS. The cash portion of the purchase price was paid at closing with a draw on our line of credit facility.

Our utilization of draws under our bank revolver to fund the cash portion of the purchase price of the ICS acquisition has reduced our availability under the facility. Increased working capital requirements as a result of anticipated sales growth could put pressure on the adequacy of our bank revolving credit facility. Accordingly, we continue to evaluate other funding options, as discussed below under “—Credit Arrangements—Factors Affecting Capital Needs and Resources.”

Cash Flows

For the three months ended March 31, 2008 cash and cash equivalents remained at $0, due primarily to the use of available cash to fund the ICS acquisition.

Cash from Operating Activities

Cash provided by operating activities totaled $1.2 million in the first three months of 2008 compared to cash provided by operating activities of $2.8 million in the first three months of 2007. The decrease, $1.6 million, is primarily reflected in the change in deferred revenue related to the support agreements acquired in the McAleer acquisition on January 2, 2007. The largest portion of McAleer’s support agreements run on a calendar year basis. Payments for the agreements effective January 2007 were received in the first quarter of 2007, as they were held in escrow by McAleer on our behalf pending consummation of the acquisition on January 2, 2007. Such agreements are billed in advance of the commencement of the support term, and as a result for 2008 these agreements were billed and a majority of funds received late in the fourth quarter of 2007, instead of in the first quarter, as was the case in the prior year. Increased inventory due to volume purchases for improved pricing also contributed to the decrease in cash provided by operating activities.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Accounts receivable declined due to improved collection activities, while inventories increased with volume purchasing. The change in deferred revenue relates to the McAleer support agreements as was previously discussed above.

Cash from Investing Activities

Cash used for investing activities totaled $1.8 million in the first three months of 2008 compared to $4.5 million in the first three months of 2007. The decrease of $2.7 million was due primarily to lower dollars invested in acquisitions in the current quarter of 2008 versus the first quarter of the prior year.

Cash from Financing Activities

Cash provided by financing activities netted to $0.6 million in the first three months of 2008 compared to cash provided of $1.7 million in the first three months of 2007. The decrease in cash provided by financing activities of $1.1 million is due to the lower borrowing requirement for acquisitions in 2008 compared to that of 2007.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Quarters Ended March 31, 2008 and 2007

EBITDA increased 34.3%, or $0.3 million, to $1.3 million for the three months ended March 31, 2008 compared to EBITDA of $1.0 million reported for the same period in 2007. The EBITDA increase was primarily due to the increase in net income over the prior year. Increases in depreciation and amortization over the prior year also impacted the calculation. Likewise, adjusted EBITDA for the quarter ended March 31, 2008 increased by 23.6%, or $0.3 million, to $1.3 million, compared to $1.0 million for the comparable period in the prior year. The increase in adjusted EBITDA was due to the same items that impacted EBITDA.

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

When evaluating EBITDA and Adjusted EBITDA, investors should consider, among other things, increasing and decreasing trends in the measure and how they compare to levels of debt and interest expense, ongoing investing activities, other financing activities and changes in working capital needs. Moreover, this measure should not be construed as alternatives to net income (as an indicator of operating performance) or cash flows (as a measure of liquidity) as determined in accordance with GAAP.

While some investors use EBITDA to compare between companies with different investment and capital structures, all companies do not calculate EBITDA or Adjusted EBITDA in the same manner. Accordingly, the EBITDA and Adjusted EBITDA measures presented below may not be comparable to similarly titled measures of other companies.

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	For the Three Months Ended March 31,
(In thousands)	2008	2007
Reconciliation of Net income per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income per GAAP	$428	$285
Adjustments:
Income tax expense	265	163
Interest expense, net	132	131
Depreciation and amortization of fixed assets and trademarks	159	126
Amortization of software development costs	284	239

EBITDA	$1,268	$944

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	5	86

Adjusted (Financing) EBITDA	$1,273	$1,030

Credit Arrangements

Credit Facilities

Prior to our going public through the reverse merger, we funded operations through cash flow from operations. In the reverse merger, substantially all of our cash was distributed to the founders in exchange for distributing ownership. Due to continued acquisition activity and the recapitalization of the Company in connection with going public through reverse merger, the Company frequently has no excess cash and relies on its $7.0 million line of credit facility with its bank to fund its working capital and other funding needs. Accordingly, we now use primarily our working capital facility and term loans to fund our operations. We also use other debt to finance our needs, as described below. See Note 5 to our unaudited consolidated financial statements included herein for more details.

Our current credit facilities consist of:

•	$7.0 million revolving line of credit, of which $1.3 million was drawn and $3.9 million available March 31, 2008, which bears interest at LIBOR plus 2.5% and matures June 30, 2009;

•	$800,000 equipment note, of which approximately $0.5 million was outstanding at March 31, 2008, which bears interest at 7.85%, and has a three year amortization maturing in January 2010;

•

$486,000 real estate note, of which approximately $0.5 million was outstanding at March 31, 2008, which bears interest at 7.85%, and has a payment based on a 15 year amortization with a balloon payment due in January 2010; and

•

$2.3 million in subordinated notes to Barron Partners and the five founding shareholders, of which $2.3 million remained outstanding at March 31, 2008, which bear interest at 15% and mature March 31, 2009. (In order to conserve capital and borrowing capacity, we refrained from repaying the $2.3 million in subordinated notes upon their initial maturity in May 2006. The noteholders have cooperated with our deferral of repayment, which, along with details of subsequent payment activity, is discussed further below under “—Subordinated Promissory Notes.”)

Future Capital Needs

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	$3.9 million available to our operations at March 31, 2008, under our $7.0 million line of credit;

•	inventory purchase commitments in 2008 of $12.3 million;

•	burden of professional and legal compliance costs;

•	the anticipated level of capital expenditures for 2008 of $800,000;

•	software development costs of approximately $1.1 million;

•	our scheduled debt service;

•	continued cooperation as to the deferral of payment on our subordinated debt;

•	potential future acquisitions; and

•	potential capital inflow from warrants exercise, and the possibility that warrant exercises and related proceeds may not be fully realized.

The above items are described in more detail below.

Factors Affecting Capital Needs and Resources:

Credit Facilities. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, and in light of our growth and acquisition strategy, for the foreseeable future we will rely on a line of credit and borrowing facilities.

While we have drawn on our line significantly and paid it down from time to time, we cannot guarantee that cash flow from operations will be sufficient to repay our line of credit facility at the time it is due and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that our existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. Further, any failure to resolve our default under or otherwise repay or restructure the subordinated notes, or to maintain the cooperation of the holders of such notes, could negatively impact our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

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

In 2007, the Company experienced significant improvement in its cash flow from operations, increasing $1.1 million to $4.1 million compared to the prior year’s $3.0 million. Net of needs for other financing activities and scheduled debt retirement, this placed the Company in the position of repaying the short-term portion of borrowings used in connection with the McAleer acquisition, in part or $1.1 million, from cash provided by operations, while the remaining $0.7 million was provided from the exercise of warrants. This improvement was also made possible from the acquisition of McAleer which historically bills the largest portion of its annual support agreements in the fourth quarter of each year and receives some additional cash by year end, with the remainder collected in the first quarter. Our projections as to the acquisition of McAleer were that it would be cash flow positive, that is it would fund its own debt service, and in fact it has done so. As a result, we see risk associated with the cost of the McAleer acquisition as substantially behind us and continuing improvements in our cash position long-term. This assessment does not take into account additional capital needs due to additional acquisitions, and it assumes growth does not significantly outpace our expectations. It also assumes we are able to effectively and timely control our costs if impacted significantly by an economic downturn, and that we retain our ongoing ability to secure asset-based financing to fund our growth. Our primary reasons for pursuing other financing and equity capital are to reduce short-term economic risk relating to past and future acquisitions, and to repay our subordinated notes (potentially as part of funding an acquisition).

Purchase Commitments. The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. Currently we have purchase order commitments to Promethean, one of our major suppliers, for interactive whiteboard inventory of $12.3 million in 2008. As of March 31, 2008, we had satisfied approximately $2.5 million of the purchase commitments. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Burden of Professional and Legal Compliance Costs. For the year ended December 31, 2007, professional and legal compliance and litigation costs, excluding stock-based (non-cash) compensation, totaled $694,000. In the first quarter of 2008 we spent $96,000. These related primarily to compliance costs of operating as a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should continue and could increase somewhat, particularly as the Company grows or acquires other businesses. The Company will continue to incur expenses to test and monitor controls related to the Sarbanes-Oxley Act, and to maintain the registration of shares through 2009 as required by its commitment to Barron. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Management anticipates that some cost efficiencies may be realized as CSI gains experience as a reporting company and management seeks to manage compliance costs, and believes economies of scale will be achieved particularly with regard to these costs as the Company grows.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2008 will principally consist of $1.1 million for software development and $800,000 for capital expenditures. In the first quarter of 2008 we capitalized approximately $296,000 of software development costs and $188,000 in capital expenditures. We plan to fund 2008 needs for these items through cash flow from operations, our line of credit or other financing options discussed above.

Subordinated Promissory Notes. At March 31, 2008, subordinated promissory notes payable to shareholders totaled approximately $2.3 million. Although we possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity. Following the original maturity date, the Company paid a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently we paid this and other interest due and no interest was in arrears as of March 31, 2008 or as of the date of this report.

On April 23, 2008, we and each of the holders of the subordinated notes entered into a letter agreement which extended the maturity date of such notes until March 31, 2009. Each noteholder also waived existing and past payment defaults and the notes will continue to bear interest at the default rate of 15%. In exchange for the extension and waiver, we made principal payments on the subordinated notes totaling $300,000, paid pro-rata among the noteholders.

Looking forward, considering our growth and acquisition strategy, we do not know if we will be able to generate operating cash flow sufficient repay the subordinated notes , either from cash or with draws under the revolving credit facility. Our ability to utilize our credit facility to repay the subordinated notes would be limited not only by availability under the asset based facility, but also by equity-related financial covenants. Under these covenants in our credit agreement, the subordinated notes are counted as equity. Accordingly, we believe that it is possible that we will not be able to utilize our revolving credit facility to repay the subordinated notes, and that the subordinated notes will need to be restructured or repaid from long -term capital sources. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, we can give no assurance that we will be able to successfully restructure, extend or repay the subordinated notes, or that the noteholders will continue to cooperate. Our bank lender in the past has consented with respect to the subordinated notes and has granted waivers relating to their prior nonpayment. The notes are subordinated to our senior bank debt, and we believe the ability of the noteholders to have direct recourse against us is limited. However, if we fail to repay the subordinated notes at the new March 31, 2009 maturity date, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such noteholders also might take legal or other adverse collection actions against the Company. We can therefore give no assurances as to what adverse collection actions the subordinated noteholders might take, and the impact such actions and default might otherwise have on our other creditors and our financial condition. However, we do not anticipate any of the noteholders taking any action detrimental to us. It should be noted that five of the subordinated noteholders are currently significant stockholders of the Company, and four of these are executive officers. The sixth noteholder, Barron, holds all our preferred stock.

McAleer, ICS and Potential Acquisitions. We are examining the potential acquisition of companies and businesses within our industry. We are unable to predict the nature, size or timing of any such acquisition, and accordingly are unable to estimate the capital resources which may be required. Any acquisition would be subject to our utilizing capital sources in addition to those described above. These alternative sources could include the issuance of our common stock or other securities in an acquisition, seller financing, and bank and other third party financing, among other things. We can give no assurance that, should the opportunity for a suitable acquisition arise, we will be able to procure the financial resources necessary to fund any such acquisition or that we will otherwise be able to conclude and successfully integrate any acquisition.

As previously discussed, we acquired McAleer on January 2, 2007. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. We anticipate that the acquisition of McAleer will provide several benefits as discussed in “—A. Introduction—Strategy.” Also, on March 31, 2008, we consummated the acquisition, effective April 1, 2008, of substantially all of the assets and business operations of ICS. We believe that the acquisition of ICS will, likewise, provide a number of strategic benefits as discussed in “—B. Recent Developments – Subsequent Events—Acquisition of ICS Systems, Inc.” A large portion of the cash consideration for these acquisitions was funded by draws under our bank revolving credit facility, thereby reducing our availability under the facility to support working capital needs. Also, the acquisition of McAleer, like most acquisitions by the Company of other operating businesses, has increased working capital needs of the Company from time to time, primarily due to differences in the timing of collections, typically once a year, and ongoing labor costs for the provision of support services. While our line of credit may be sufficient, its adequacy may be strained by our increased working capital and other needs as a result of acquisition activity. We continue to pursue other opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization. A number of options, as discussed above, are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

Potential Capital Inflow from Warrants Exercise. A significant amount of cash and capital for the Company would be generated by the exercise by Barron of its common stock warrants. The exercise of the remaining warrants with an exercise price of $0.70 would generate approximately $0.4 million. The exercise of our warrants priced at $0.85 would generate approximately $1.4 million. The exercise of our warrants priced at $1.3972 would generate approximately $2.8 million. The exercise of our warrants with a price of $2.0958 would generate approximately $4.2 million.

In September 2007, Barron exercised warrants priced at $0.70 per share for 120,000 shares of common stock, for which the Company received proceeds of $84,000. Additionally, subsequent to September 30, 2007 and through October 25, 2007, Barron exercised additional warrants priced at $0.70 for 933,800 shares of common stock, the proceeds from which amounted to an additional $654,000. This leaves warrants for approximately 0.5 million shares of common stock representing proceeds of approximately $400,000 remaining of those priced at $0.70 per share. Among other alternatives, we may repay a portion of the subordinated notes with a portion of such proceeds while retaining a portion for working capital or other expansion opportunities.

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

The warrants may be exercised on a cashless basis, in which case the Company would receive no cash proceeds. However, Barron is prohibited from electing a cashless exercise so long as there is an effective registration statement with respect to the shares underlying the warrants. Accordingly, it will be important for us to maintain the effectiveness of the registration statement covering the warrant shares in order to assure the receipt of equity capital from the exercise of the warrants. Our registration statement was declared effective on February 14, 2006 and updating amendments were likewise declared effective on May 14, 2007 and May 9, 2008. Barron has not invoked the cashless exercise provision.

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

We continuously consider and pursue other financing options which could include mezzanine financing or other capitalization alternatives. These options could provide longer-term financing to match our long-term capital needs. Such needs would include providing longer term financing for the recent acquisition of McAleer, potentially supporting additional acquisition activities, and increased working capital. Our evaluation of potential long-term funding sources has also included exercise of the warrants held by Barron. Encouraging the earlier exercise of the warrants, as well as encouraging an earlier increase in the float of our stock, entered into our decision to reduce the pricing on a portion of the warrants in the fourth quarter 2006. In late 2007 Barron exercised for approximately 1.0 million warrant shares providing capital proceeds of approximately $0.7 million. While we are optimistic about the future exercises, there is no guarantee additional warrant exercises will occur or when. Depending on cash flow from current operations or warrant exercises, should we find longer-term funding unnecessary, we may not take advantage of such additional funding options, thereby paying down debt and minimizing any potential for dilution from any additional raise of capital.

Any of the aforementioned events or circumstances could involve significant additional funding needs in excess of the identified current available sources, and could require us to raise additional capital to meet these needs. However, our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective as of March 31, 2008.

Internal Control Over Financial Reporting

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

Update for Changes In Internal Control over Financial Reporting During First Quarter 2008.

The following are changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

In the first quarter of 2008, we improved or established additional controls where the Company felt there were deficiencies. However, management did not believe such deficiencies were of sufficient merit to be considered significant deficiencies or material weaknesses. Rather, management felt it prudent to have an additional level of control (or “dual” control) such that the failure of a primary control would likely be mitigated, particularly where a mitigating primary control was weak by itself. These improvements were also made to align the Company with best practices, including where management saw a strong correlation with Sarbanes-Oxley requirements and its risks and practices in its information technology environment, particularly as it relates to financial reporting. Such best practices included, for example, the Control Objectives for Information and related Technology (“COBIT”) practices, a set of best practices for information technology management established by the Information Systems Audit and Control Association (“ISACA”)

These additional controls are not considered by management to be significant or material currently given our relatively small size and management’s current level of oversight. However, we will likely become more dependent on these controls as we execute our growth strategies, both organically and through acquisitions.

Testing related to the controls and remediation occurred beginning in the fourth quarter of 2007 and into the first quarter of 2008. These changes in the Company’s control environment included:

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

Remediation of Previous Material Weaknesses or Significant Deficiencies

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

In August 2007, the Security and Exchange Commission (“SEC”) amended Rule 1-02 of Regulation S-X [17 CFR 210.1-02(a)(4)] by adding a new paragraph to define both the terms “material weakness” and “significant deficiency.” Under the new guidance, a material weakness was defined as, “a deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.” The new guidance further defined significant deficiency as, “a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, and yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.” As defined in this new standard, our management identified certain significant deficiencies in our internal controls over financial reporting in our reviews in prior quarters of our internal control environment.

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

In the second quarter of 2007, we hired an additional employee with public reporting and Sarbanes-Oxley experience. This employee began in late May 2007, and assisted with documenting processes and controls related to financial reporting and disclosure throughout the remainder of 2007. This employee has also been instrumental in developing documentation within the monitoring and compliance software, as discussed in more detail above. This work did not include any significant changes to our control environment as of September 30, 2007, but we did implement changes by year end (as previously discussed). With the addition of this resource, and the use of external resources, implementation of required controls and procedures occurred in the fourth quarter of 2007 and first quarter of 2008 in time sufficient for the proper testing and verification to take place prior to management issuing their certification as to the effectiveness of any such controls and procedures for its yearend financial report.

We have budgeted $300,000 for our Sarbanes-Oxley Act related work and reporting systems implementation efforts for 2008, some of the latter which may be capitalized. Our spending in the first quarter 2008 was $33,500 and related to improving efficiencies.

Changes in Internal Control Over Financial Reporting

As discussed above, we also maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and the transactions are executed in accordance with management’s authorization and properly recorded. Other than as described above in this item, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended March 31, 2008 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 1A.	Risk Factors.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”).

There have been no material changes in the risk factors previously disclosed in Part I-Item 1A of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Centura Bank is a facility under which we may borrow, repay and then re-borrow. Advances and repayments under the credit facility occur daily, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through May 6, 2008. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through April 3, 2008, was previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on April 4, 2008.

Date	Loan Balance
April 3, 2008	1,479,000
April 14, 2008	2,180,000
April 18, 2008	2,383,000
May 6, 2008	1,713,000

Compensatory Arrangements of Certain Officers.

At our Annual Meeting on May 7, 2008, our stockholders approved an amendment to the Company’s 2005 Incentive Compensation Plan. Pursuant to the amendment, the number of shares of common stock available for awards under the plan was increased from 1.1 million to 1.750 million. The amendment was effective upon approval.

On April 29, 2005, our Board of Directors adopted the Computer Software Innovations, Inc. 2005 Incentive Compensation Plan, which was ratified and approved by our stockholders on November 21, 2005. The plan authorizes the Compensation Committee of the Board of Directors to grant one or more of the following awards to directors, officers, key employees, consultants and advisors to the Company and its subsidiaries who are designated by the committee:

•	non-qualified stock options;

•	stock appreciation rights (“SARs”); and

•	stock awards.

Prior to the amendment, we were authorized to issue under the plan up to 1,100,000 shares of common stock pursuant to exercise of options and SARs and grants of stock awards. At April 17, 2008, 397,756 of such shares remained available for issuance. Awards that are substituted in connection with a corporate transaction or that are made to an individual outside of the plan do not count against the limit. All of our directors and employees, including our named executive officers, may receive awards under the plan.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Asset Purchase Agreement executed March 31, 2008, to be effective April 1, 2008, by and among Computer Software Innovations, Inc., ICS Systems, Inc. and Michael Byers, incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K filed April 4, 2008.

10.2	Lease by and between Byers Property, L.L.C. and Computer Software Innovations, Inc. made April 1, 2008, incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K filed April 4, 2008.

10.3	Agreement for the Extension of Subordinated Notes and Waiver between the Company and Barron Partners LP, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton, William J. Buchanan and Joe G. Black dated April 23, 2008, incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K filed April 29, 2008.

10.4	Waiver Agreement regarding Payment on Subordinated Notes between the Company and RBC Centura Bank dated April 23, 2008, incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K filed April 29, 2008.

10.5	Reseller Agreement between the Company and Logical Choice Technologies, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2007.

10.6*	Amendment to Company’s 2005 Incentive Compensation Plan, approved by the Company’s stockholders on May 7, 2008.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: May 13, 2008	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: May 13, 2008	By:	/s/ David B. Dechant
David B Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Asset Purchase Agreement executed March 31, 2008, to be effective April 1, 2008, by and among Computer Software Innovations, Inc., ICS Systems, Inc. and Michael Byers, incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K filed April 4, 2008.

10.2	Lease by and between Byers Property, L.L.C. and Computer Software Innovations, Inc. made April 1, 2008, incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K filed April 4, 2008.

10.3	Agreement for the Extension of Subordinated Notes and Waiver between the Company and Barron Partners LP, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton, William J. Buchanan and Joe G. Black dated April 23, 2008, incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K filed April 29, 2008.

10.4	Waiver Agreement regarding Payment on Subordinated Notes between the Company and RBC Centura Bank dated April 23, 2008, incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K filed April 29, 2008.

10.5	Reseller Agreement between the Company and Logical Choice Technologies, Inc. dated October 18, 2007, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2007.

10.6*	Amendment to Company’s 2005 Incentive Compensation Plan, approved by the Company’s stockholders on May 7, 2008.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.