Form 10-Q
period 2008-06-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2008-08-14
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008

Common Stock, $0.001 par value per share	4,908,061 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUES
Software applications segment	$3,806,286	$2,794,725	$6,863,900	$5,534,161
Technology solutions segment	13,744,230	14,306,570	22,749,610	23,218,866

Net sales and service revenue	17,550,516	17,101,295	29,613,510	28,753,027
COST OF SALES
Software applications segment
Cost of sales, excluding depreciation, amortization and capitalization	1,984,887	1,661,868	3,651,105	3,080,595
Depreciation	27,385	16,608	51,672	30,918
Amortization of capitalized software costs	314,190	259,125	598,002	498,322
Capitalization of software costs	(203,892)	(208,880)	(499,522)	(435,853)

Total Software applications segment cost of sales	2,122,570	1,728,721	3,801,257	3,173,982

Technology solutions segment
Cost of sales, excluding depreciation	10,770,911	11,327,634	18,102,643	18,979,240
Depreciation	30,292	22,270	58,940	43,734

Total Technology solutions segment cost of sales	10,801,203	11,349,904	18,161,583	19,022,974

Total cost of sales	12,923,773	13,078,625	21,962,840	22,196,956

Gross profit	4,626,743	4,022,670	7,650,670	6,556,071
OPERATING EXPENSES
Salaries, wages and benefits	1,804,972	1,390,359	3,123,316	2,457,563
Stock based compensation	4,691	5,027	9,383	90,813
Acquisition expenses	9,345	4,076	32,844	8,546
Compliance related costs	137,654	201,178	234,153	380,756
Sales consulting fees	55,625	48,000	118,502	96,000
Marketing costs	106,075	75,537	115,039	73,312
Travel and mobile costs	180,073	137,128	350,924	290,609
Depreciation and amortization	122,159	90,502	228,420	180,749
Other selling, general and administrative expenses	390,362	240,209	797,671	567,261

Total operating expenses	2,810,956	2,192,016	5,010,252	4,145,609

Operating income	1,815,787	1,830,654	2,640,418	2,410,462
OTHER INCOME (EXPENSE)
Interest income	35	58	100	2,763
Interest expense	(130,697)	(152,036)	(263,022)	(286,055)
Loss on disposal of property and equipment	—	—	—	(1,218)

Net other income (expense)	(130,662)	(151,978)	(262,922)	(284,510)

Income before income taxes	1,685,125	1,678,676	2,377,496	2,125,952
INCOME TAX EXPENSE	673,507	775,499	938,115	937,989

NET INCOME	$1,011,618	$903,177	$1,439,381	$1,187,963

BASIC EARNINGS PER SHARE	$0.21	$0.25	$0.30	$0.34

DILUTED EARNINGS PER SHARE	$0.08	$0.07	$0.12	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	4,908,061	3,544,385	4,803,516	3,516,853

– Diluted	12,366,568	13,255,883	12,262,023	13,248,383

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	13,420,118	8,697,036
Inventories	2,549,374	470,485
Prepaid expenses	152,008	42,832
Taxes receivable	—	177,147

Total current assets	16,121,500	9,387,500
PROPERTY AND EQUIPMENT, net	1,424,187	1,316,713
COMPUTER SOFTWARE COSTS, net	2,303,453	2,162,717
DEFERRED TAX ASSET	291,535	263,324
GOODWILL	2,430,437	1,480,587
OTHER INTANGIBLE ASSETS, net	1,970,132	1,574,809

	$24,541,244	$16,185,650

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,553,141	$4,023,936
Taxes payable	340,418	—
Deferred revenue	6,565,440	5,323,889
Deferred tax liability	478,232	469,046
Current portion of notes payable	294,485	283,187
Subordinated notes payable to shareholders	1,950,400	2,250,400

Total current liabilities	16,182,116	12,350,458

NOTES PAYABLE, less current portion	614,025	763,717
BANK LINE OF CREDIT	3,533,000	575,000

Total liabilities	20,329,141	13,689,175

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 15,000,000 shares authorized; 6,859,736 shares issued and outstanding	6,860	6,860
Common stock - $0.001 par value; 40,000,000 shares authorized; 4,908,061and 4,698,970 shares issued and outstanding, respectively	4,908	4,699
Additional paid-in capital	7,649,583	7,400,939
Accumulated deficit	(3,345,338)	(4,784,719)
Unearned stock compensation	(103,910)	(131,304)

Total shareholders’ equity	4,212,103	2,496,475

	$24,541,244	$16,185,650

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2007	$4,699	$6,860	$7,400,939	$(4,784,719)	$(131,304)	$2,496,475

Issuance of common stock, ICS Acquisition	209	—	229,791	—	—	230,000

Issuance of stock options	—	—	18,853	—	(18,853)	—

Stock based compensation	—	—	—	—	46,247	46,247

Net income for six months ended June 30, 2008	—	—	—	1,439,381	—	1,439,381

Balances at June 30, 2008	$4,908	$6,860	$7,649,583	$(3,345,338)	$(103,910)	$4,212,103

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2008	June 30, 2007
OPERATING ACTIVITIES
Net Income	$1,439,381	$1,187,963
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	937,033	754,583
Stock compensation expense, net	46,247	90,813
Deferred income tax expense	(19,024)	150,390
Loss on disposal of fixed assets	—	1,218
Changes in deferred and accrued amounts net of effects from purchase of McAleer Computer Associates, Inc. and ICS Systems, Inc.
Accounts receivable	(4,723,082)	(7,799,445)
Inventories	(2,073,889)	831,265
Prepaid expenses and other assets	(109,176)	53,931
Accounts payable	2,523,625	3,381,847
Deferred revenue	1,192,546	5,020,732
Income taxes payable	517,565	699,861

Net cash provided by (used for) operating activities	(268,774)	4,373,158

INVESTING ACTIVITIES
Purchases of property and equipment	(327,829)	(130,069)
Capitalization of computer software	(574,737)	(484,623)
Payment for acquisitions	(1,348,266)	(4,149,472)

Net cash used for investing activities	(2,250,832)	(4,764,164)

FINANCING ACTIVITIES
Net borrowings under line of credit	2,958,000	2,019,000
Borrowings under notes payable	—	972,046
Repayments of notes payable	(438,394)	(106,098)
Proceeds from exercise of stock options	—	6,629

Net cash provided by financing activities	2,519,606	2,891,577

Net increase in cash and cash equivalents	—	2,500,571
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$2,500,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$341,801	$266,162
Income Taxes	$439,575	$87,950

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

On January 2, 2007, we purchased substantially all of the assets and business operations of McAleer Computer Associates, Inc. (“McAleer”) and on April 1, 2008 we purchased substantially all of the assets and business operations of ICS Systems, Inc. (“ICS”). The total prices for the assets acquired in both these acquisitions are further discussed in Note 3 – Acquisitions.

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

The interim consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity and cash flows are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three and six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current presentation.

Recent accounting pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on the preparation of its financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations,” and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact FSP 142-3 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008. We are currently evaluating the effect the adoption of SFAS 161 will have on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any non-controlling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, requires capitalization of acquired in-process research and development assets at the time of acquisition and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. As SFAS 141R is effective for business combination transactions for which the acquisition date is on or after December 15, 2008. The Company will assess the impact of SFAS 141R if and when a future acquisition occurs.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three and six month periods ended June 30, 2008 and 2007, both prior to and after application of the treasury stock method.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock	4,908,061	3,544,385	4,803,516	3,516,853
Preferred stock	6,859,736	6,944,736	6,859,736	6,959,012
Warrants	6,163,936	7,217,736	6,163,936	7,217,736
Options	382,676	290,988	378,939	297,055

Total Weighted Average Shares Outstanding	18,314,409	17,997,845	18,206,127	17,990,656

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock	4,908,061	3,544,385	4,803,516	3,516,853
Preferred stock	6,859,736	6,944,736	6,859,736	6,959,012
Warrants	407,851	2,533,398	407,851	2,533,398
Options	190,920	233,364	190,920	239,120

Total Weighted Average Shares Outstanding –treasury stock method	12,366,568	13,255,883	12,262,023	13,248,383

The potential common shares were used in the calculation of diluted earnings per share for the three and six months ended June 30, 2008 and 2007.

NOTE 3 – ACQUISITIONS

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

The Company funded the acquisition in part with advances of approximately $2.1 million under its credit facilities with its bank. The Company also utilized approximately $1.3 million in cash from McAleer as, pursuant to the asset purchase agreement, service contract revenue with respect to 2007 services which was received by McAleer in 2006 prior to the closing was segregated for the Company’s account. Initially the owner assumed a $525,000 note secured by the real estate for the remainder of the purchase price, which was subsequently refinanced, and the Company incurred expenses which were capitalized as a part of the transaction. The allocation of the purchase price, detail of intangible assets and sources of funds used are shown in the tables below.

Acquisition of ICS Systems, Inc.

On March 31, 2008, CSI consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS. The total purchase price was $1,348,266 in cash, plus $49,584 of assumed liabilities, and the issuance by the Company of 209,091 shares of the Company’s common stock. We did not assume any material liabilities of ICS. We plan to operate ICS as a separate office from which we will continue to support the existing product and expand opportunities and sales into surrounding areas. We will also be integrating the unique features of ICS software into our products over time, and plan to use ICS personnel to assist with these efforts and future product development needs.

The acquisition was effectuated pursuant to an Asset Purchase Agreement with ICS and Michael Byers, its sole shareholder. The assets acquired included: certain account receivables; work in progress; all furniture, fixtures, machinery, equipment and supplies; and all software and intellectual property rights. The cash portion of the consideration was substantially funded by draw under the Company’s revolving credit facility with RBC Bank (USA).

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

The allocation of the purchase prices for both the McAleer and ICS acquisitions, including capitalized acquisition expenses, are as follows (liabilities assumed as parts of the purchase price were not deemed material):

	McAleer	ICS
Property and equipment	$615,000	$50,000
Computer software	610,000	164,000
Goodwill	1,480,587	949,850
Other intangible assets	1,645,000	464,000
Deferred tax liability	(33,750)	—

Total assets purchase price	$4,316,837	$1,627,850

The detail of computer software, other intangible assets and goodwill and their useful lives are as follows:

	McAleer			ICS
Asset	Value	Effective Useful Life		Value	Effective Useful Life
Computer software	$610,000	4 years		$164,000	4 years

Trade name	70,000	3 years		19,000	3 years
Covenants not-to-compete	75,000	5 years		70,000	5 years
Customer contracts and related relationships	1,500,000	20 years		375,000	20 years

Other intangible assets	$1,645,000			$464,000

Total computer software and other intangible assets	$2,255,000	13.3 years	*	$628,000	13.3 years	*

Goodwill	$1,480,587	indefinite		$949,850	indefinite

*	Weighted Average

Sources of funds used in the transaction (net of subsequent refinancing activities) are as follows:

	McAleer	ICS
Proceeds from increase in long-term note payable secured by property and equipment (at time of purchase)	$486,046	$—
Proceeds from long-term note payable secured by real estate (for refinance of McAleer note)	486,000	—
Receipts on billings for McAleer 2007 support agreements earmarked for CSI	1,280,000	—
Draw on revolving credit facility (escrow payment at time of signing of definitive agreement)	100,000	—
Draw on revolving credit facility (at time of purchase (including $12,378 for acquisition related expenses)	1,671,332	1,320,995
Draw on revolving credit facility (for refinance of McAleer note)	39,000	—
Payments of acquisition related expenses (funded from revolving credit facility)	254,459	27,271

Subtotal of funds from revolving loan	2,064,791	1,348,266

Issuance of 209,091 shares of CSI’s common stock valued at $1.10 per share	—	230,000
Assumed liabilities	—	49,584

Total purchase price	$4,316,837	$1,627,850

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

In 2005, the Company assumed the stock based employee compensation plan of CSI – South Carolina as a result of the reverse merger. The Company granted options to purchase 70,000 shares of common stock under the 2005 Incentive Compensation Plan in the first quarter of 2007 at an exercise price of $0.85 per share, as a result of the McAleer acquisition which closed on January 2, 2007, and in November 2007 granted options to purchase an additional 100,000 shares to key employees. In the first quarter of 2008 the Company granted options to purchase an additional 20,000 to other employees. The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model. For further information and discussion related to the weighted average assumptions used in the option pricing model please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Assumptions used in calculation of fair value

	For the Period Ended June 30,
	2008	2007
Expected term (in years)	7	10
Expected volatility	123%	153%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.6%	4.7%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268,343	$0.12	November 1, 2012
Options granted in McAleer acquisition	70,000	$0.85	January 2, 2017
Options granted to key employees	100,000	$1.42	November 9, 2017
Options granted to other employees	20,000	$1.09	May 28, 2018

The following table summarizes option activity under the plans for the first six months of 2008:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	375,203	$0.60
Granted	20,000	1.09
Cancelled	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at June 30, 2008	395,203	$0.63	6.13	$147,121

Exercisable at June 30, 2008	205,203	$0.12	4.34	$180,421

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $1.00 as of June 30, 2008 and the exercise price multiplied by the number of options outstanding as of that date.

As of June 30, 2008 there remained $103,910 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately two years.

No non-employee based stock awards were granted in the first six months of 2008.

Total stock based compensation for the first six months of 2008 was $46,247, of which $9,383 related to the stock options granted as a result of the McAleer acquisition, and $36,864 related to employee stock compensation.

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

On June 30, 2008, the Company entered into agreements to once again extend the maturity date of the line of credit facility from June 30, 2009 to June 30, 2010.

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

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bore interest at LIBOR plus 2.50% (4.96%) at June 30, 2008, and LIBOR plus 2.50% (7.73%) at December 31, 2007, payable monthly.

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

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year beginning December 31, 2007. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2007. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management believes the Company complied with these current covenants at June 30, 2008, and December 31, 2007.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $3,533,000 and $575,000 of outstanding draws under the facility as of June 30, 2008 and December 31, 2007, respectively.

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $1,950,400 at June 30, 2008. Although the Company possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity. Following the original maturity date, the Company paid a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time the Company has also deferred the payment of interest to preserve working capital. Specifically, the Company took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently, the Company paid this and other interest due and no interest was in arrears as of June 30, 2008.

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

The amount outstanding on the notes payable to the bank was $908,510 at June 30, 2008 and $1,046,904 at December 31, 2007.

Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2008	$144,363
2009	306,235
2010	457,912

Total Principal Payments	$908,510

Off Balance Sheet Instruments

As of June 30, 2008, for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 7.

Related Party Transactions

During the first and second quarter of 2008 the Company made interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of which are executive officers, and Barron, who owns all of the Company’s preferred shares. These interest payments were made on the subordinated notes payable associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of June 30, 2008. In 2008, interest payments to the five original shareholders of CSI – South Carolina totaled $122,632 and interest payments to Barron totaled $122,632.

NOTE 6 – PREFERRED STOCK AND RELATED WARRANTS AND RETAINED EARNINGS

Warrants

On February 11, 2005, pursuant to the terms of a Preferred Stock Purchase Agreement with Barron, we issued to Barron two common stock purchase warrants to purchase a total of 7,217,736 shares of our common stock. The respective exercise prices of the warrants were $1.3972 and $2.0958 per share, with each warrant exercisable for 3,608,868 shares. On December 29, 2006, we agreed to a re-pricing of a portion of the warrants in a Warrant Amendment and Exchange Agreement between the Company and Barron. The first warrant was amended and divided into two warrants, one for 1,608,868 shares of common stock at an exercise price of $0.70 per share and another for 2,000,000 shares of common stock at the original exercise price of $1.3972 per share. The second warrant was likewise amended and divided into two warrants, one for 1,608,868 shares of common stock at an exercise price of $0.85 per share and another for 2,000,000 shares of common stock at the original exercise price of $2.0958 per share.

Warrant exercises may be accomplished in one or a series of transactions, subject to a 4.9% beneficial ownership restriction. The terms and conditions of the warrants are identical except with respect to the exercise price.

The warrants may be exercised on a cashless basis. In such event, the Company would receive no proceeds from their exercise. However, a warrant holder (including Barron) could not effect a cashless exercise prior to February 11, 2006. Also, so long as the Company maintains an effective registration statement for the shares underlying the warrants, a warrant holder is prohibited from utilizing a cashless exercise. The Company’s registration statement was declared effective on February 14, 2006 and an updating amendment was declared effective on May 9, 2008.

Activity related to the common stock purchase warrants for the six month period ended June 30, 2008 and outstanding balances is as follows:

Common Stock Purchase Warrants

	Warrant A1	Warrant A2	Warrant B1	Warrant B2
Exercise Price	$1.3972	$0.70	$2.0958	$0.85
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010

Warrant related activity for the six months

ended June 30, 2008

	Warrant A1	Warrant A2	Warrant B1	Warrant B2
Outstanding at December 31, 2007	2,000,000	555,068	2,000,000	1,608,868
Exercised – first six months 2008	—	—	—	—

Outstanding at June 30, 2008	2,000,000	555,068	2,000,000	1,608,868

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At June 30, 2008, future minimum lease payments under non-cancelable leases were:

2008	$133,178
2009	235,008
2010	226,431
2011	56,764

Total	$651,381

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

On April 1, 2008, in connection with the acquisition of ICS (Note 3), the Company entered into a lease with Byers Properties, L.L.C. for the lease by the Company of the former facilities of ICS. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease begins April 1, 2008 and runs for a period of three years through March 2011. The lease calls for annual rent of $79,875, payable monthly. The leased property consists of a single-story brick building located on 2.57 acres in Triangle Industrial Park at 8518 Triad Drive, Colfax, North Carolina. The building comprises 7,207 square feet, with approximately 300 square feet being warehouse space. The future minimum lease payments under this lease are included in the schedule above. For further details on the acquisition of ICS please see Note 3 – Acquisitions.

Purchase Commitments

The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. Currently we have purchase order commitments to Promethean, one of our major suppliers, for interactive whiteboard inventory of $12.3 million in 2008. As of June 30, 2008, we had satisfied approximately $6.4 million of these purchase order commitments. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Executive Officer Employment Agreements

The Company entered into separate employment agreements with each of the four most highly compensated executive officers on February 11, 2005, in conjunction with the closing of the reverse merger. The term of all the employment agreements was three years, expiring on February 10, 2008. The agreements renewed for a one year term automatically upon the expiration of the initial term. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at June 30, 2008, excluding bonuses, was approximately $518,000.

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

The total of Segment assets for all segments is equal to Total Assets as reported in our Consolidated Balance Sheets. The Company allocates shared assets related to liquidity (e.g., cash, accounts receivable and inventory) based on each segment’s percent of revenues to total consolidated revenues. Capitalized computer software costs are allocated to the Software applications segment. Fixed assets, net, are allocated on the same basis as operating expenses (or by time spent on each segment as discussed above), since support equipment usage is generally tied to time utilized. All other assets are generally allocated on the same basis.

The following tables summarize information about segment income (loss) for the three and six month periods ended June 30, 2008 and 2007; and assets allocated to segments as of June 30, 2008 and 2007.

Amounts in thousands

	Software Applications	Technology Solutions	Total Company
Three months ended June 30, 2008:
Net sales and service revenue	$3,806	$13,745	$17,551
Gross profit	1,683	2,944	4,627
Segment income	332	1,636	(	*)
Segment assets	10,929	13,612	24,541

Three months ended June 30, 2007:
Net sales and service revenue	$2,795	$14,306	$17,101
Gross profit	1,066	2,957	4,023
Segment income (loss)	(19)	2,060	(	*)
Segment assets	7,797	14,811	22,608

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2008:
Net sales and service revenue	$6,864	$22,750	$29,614
Gross profit	3,063	4,588	7,651
Segment income	708	2,208	(	*)
Segment assets	10,929	13,612	24,541

Six months ended June 30, 2007:
Net sales and service revenue	$5,534	$23,219	$28,753
Gross profit	2,360	4,196	6,556
Segment income	340	2,551	(	*)
Segment assets	7,797	14,811	22,608

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

Amounts in thousands

	Three Months Ended
	June 30, 2008	June 30, 2007
Segment income (loss):
Software applications segment	$332	$(19)
Technology solutions segment	1,636	2,060

TOTAL SEGMENT INCOME	1,968	2,041
Less: Merger and compliance costs
Stock based compensation	(5)	(5)
Acquisition expenses	(9)	(4)
Professional and legal compliance and litigation related costs	(138)	(201)

OPERATING INCOME Per consolidated Statements of Operations	$1,816	$1,831

Amounts in thousands

	Six Months Ended
	June 30, 2008	June 30, 2007
Segment income:
Software applications segment	$708	$340
Technology solutions segment	2,208	2,551

TOTAL SEGMENT INCOME	2,916	2,891
Less: Merger and compliance related costs
Stock based compensation	(9)	(91)
Acquisition expenses	(33)	(9)
Professional and legal compliance costs	(234)	(381)

OPERATING INCOME Per Statement of Operations	$2,640	$2,410

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Introduction

Unless the context requires otherwise, “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the consolidated combined business of Computer Software Innovations, Inc., a Delaware corporation, and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation.

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

Through our Software applications segment, we report the results of operations related to our internally developed software, including an allocation of overheads. Our internally developed software consists of fund accounting based financial management software and standards-based lesson planning software. Our primary software, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund,” or by source and purpose of funding. Our fund accounting software is used primarily by public sector and not-for-profit entities. Our client base for our financial management software consists principally of K-12 (kindergarten through grade 12) public education and local government organizations, including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients. Through our Software applications segment, we also provide standards based lesson planning software. The software is designed to allow education professionals to create, monitor, and document lesson plans and their compliance with a state’s curriculum standards including what standards have been met or need to be met. These applications are offered principally to our education clients. Additionally, we rebrand and resell other software applications and services including application delivery, data recovery, warmsite and other applications focused solutions and report the results through our Software applications segment.

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

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology solutions segment when compared to the Software applications segment. Gross margins for the Software applications segment were 44.2% and 44.6% for the three and six month periods ended June 30, 2008, while margins for our Technology solutions segment were 21.4% and 20.2% for the same periods. Gross margins for the Software applications segment were 38.1% and 42.6% for the three and six month periods ended June 30, 2007, while margins for the Technology solutions segment were 20.7% and 18.1% for the same periods.

We believe the combined efforts of our Technology solutions segment with that of our Software applications segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see “—F. Financial Performance” below.

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

Our long-term strategy is to pursue a national presence. Our primary, initial focus has been on the southeast region of the United States. As a result of our January 2007 acquisition of McAleer Computer Associates, Inc. (“McAleer”) discussed below, we have expanded our reach into the southeastern states significantly and are beginning to look at other areas of the United States as well.

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

For more information on our strategy, see “—Acquisitions” below and our latest annual report filed on Form 10-K.

Acquisitions

We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies of scale. We may also utilize acquisitions to, when appropriate, expand our technological capabilities and product offerings. While we may use a portion of any cash proceeds generated by operations or obtained from capital sources to pay down debt on an interim basis, we intend to use any additional liquidity and/or availability from those sources or related pay-downs to fund acquisitions. We believe our markets contain a number of attractive acquisition candidates. We foresee expanding through acquisitions of one or more of the following types of software and technology organizations:

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

As previously disclosed, on January 2, 2007 we acquired the business operations of McAleer, based in Alabama. We believe the acquisition of this leading provider of fund accounting based financial management software to the K-12 education sector in seven southeastern states fits within our acquisition strategy. McAleer and the acquisition transaction are discussed in more detail in our latest Annual Report filed on Form 10-K and Note 3 to our financial statements included in this Form 10-Q filing.

Also as previously disclosed, in furtherance of our acquisition strategy, on March 31, 2008, we consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS Systems, Inc. (“ICS”), located in Colfax, North Carolina (near Greensboro), was a developer, provider and consultant with respect to fund accounting and billing software for the local government market space in that state. We sometimes refer to the former ICS operations as “CSI-Greensboro.” The ICS transaction is discussed in more detail in Note 3 to our unaudited consolidated financial statements included in this Form 10-Q.

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

B. Current Challenges and Opportunities of our Business, and Forward-Looking Information

Sarbanes-Oxley Compliance

As a public company we are required to maintain internal controls and processes related to addressing risks which are inherent in financial reporting, in compliance with the Sarbanes-Oxley Act (“SOX”). These controls must also be executed consistently and reviewed and tested for effectiveness on a periodic basis. The implementation, monitoring, testing and remediation of internal controls are a complex and costly endeavor. Our costs to support Sarbanes-Oxley are estimated to be under $500,000 per year, including both outsourced efforts and internal personnel costs, and our spending on capitalizable items specifically related to Sarbanes-Oxley is under $100,000 per year.

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

Conversion of our Accounting+Plus software to Microsoft .Net Programming and SQL Database Language

We have already completed the conversion of the majority of our core accounting modules to Microsoft.Net Programming and SQL database language, with the personnel module still in progress. The completed modules are in formal beta installations. However, the changes resulting from the formal beta use have been limited. We are prepared to install and have installed some of the completed modules in select entities which do not have an immediate need for other integrated modules not yet converted. In addition, the completed modules have the functionality necessary to handle school activity funds, such as student clubs, organizations and athletics. Typically the personnel (payroll) module payroll is not needed to support school activity funds. Many school activity personnel use packages independent of the school’s accounting packages, which may be cumbersome, or lack functionality. Accordingly, we are beginning to look for sales opportunities of the completed modules now, marketed as our “School Activity” solution. If the school later adopts our full accounting suite, the process of integration will be relatively seamless. We anticipate completing most of the remaining modules throughout 2008, with the remainder completed in 2009.

Maintaining Margins and Volume

In 2007, we experienced a significant increase in sales of interactive whiteboard solutions and to a lesser degree sales of IP Telephony solutions, as well as increased sales of engineering services related to both product solutions. Both product lines, IP Telephony and interactive whiteboard solutions, have become subject to increased competition as more product manufacturers have recognized product potential and have entered these markets. Favorably, our margins have fluctuated by only a few (typically less than five, and often less than one) percentage points on a quarterly and annual basis. In order to maintain and improve our margins, we need to continue to search for new and innovative, and initially higher margin, products to augment those that become mature, or we need to increase our revenues or our personnel utilization to achieve greater economies of scale. We also intend to continue our focus on existing higher margin areas such as engineering services and sales of software solutions and related services. While we cannot predict success in achieving these goals, as opportunities arise we take actions to maintain and improve our margins. These include expanding our geographic reach, increasing the size of and reorganizing our sales force to focus on more products backed by product specialists, increasing telemarketing efforts, improving our sales tools, and identifying additional product and service areas. We are focused on increasing margins, but ultimately we are looking to increase profits by leveraging existing and an increasing number of customer relationships by taking advantage of cross-sell opportunities with a variety of products and services. We will work to focus primarily on those customers for whom we can provide ongoing support and higher margin integration and other engineering services.

Additionally in 2007, a considerable percentage of the significant increase in sales of interactive whiteboard solutions related to a select number of large projects, initiated by school districts, involving their implementation of the new technology. Due to the size and nature of these projects, we were able to achieve certain economies of scale that resulted in substantially improved margins and increased gross profits. The challenge in 2008 and future periods will be to secure similar large opportunities or a greater number of smaller implementations. We have therefore developed a strategy focused on both large opportunities and a greater number of smaller opportunities. This strategy includes focusing certain members of our sales team’s efforts specifically on the interactive whiteboard solution product line in an effort to increase market penetration and continue the growth of interactive whiteboard sales. We are also making efforts to take advantage of opportunities which may arise to expand our geographic reach with this product line. Prior to 2007, we were authorized to sell interactive whiteboard products by our partner on an exclusive basis in two states, South Carolina and North Carolina. In early 2008, we entered into an affiliate relationship with another vendor whereby we would participate in the opportunity to sell these solutions in certain counties within the state of Alabama. Also, in the first half of 2008 our revenues have increased only slightly from increases in the number of smaller dollar sales from all segments combined, to offset the very large orders in the prior year. However, with fewer projects of similar size to those very large ones in the prior year, revenues have been up, but not to the level we would prefer. We continue to invest in efforts to improve our top line performance, including recruiting sales talent and increasing marketing efforts, and expect these efforts to pay off in future periods. We also continue to look to acquisitions to enhance our growth.

Technology and Software Budgets

While federal, state and local funding can vary from year to year, and technology and software budgets have been challenged during the last few years, we have sensed a steady improvement in the discretionary funds that are available to our potential clients. These discretionary funds, coupled with our clients’ desire to improve or implement technology and software tools into their individual environments, have provided growth for our business. We recognize that future changes in funding could improve or strain technology budgets. For example, a recession could result in a decline in spending by our educational and local government client base. However, since such spending is generally based on tax revenues which do not always correlate immediately or directly with changes in the economy, the impact is generally reduced when compared to the impact on those vendors whose client base consists primarily of private sector businesses. In the current year, we have experienced some delays in orders due to budget constraints. While we are cautiously optimistic about continued spending, we cannot predict the impact changes in funding may have on our business.

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

C. Critical Accounting Policies and Estimates

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 to the audited financial statements as of and for the year ended December 31, 2007 filed with our Form 10-K and Note 1 contained in the explanatory notes to our unaudited consolidated financial statements as of and for the period ended June 30, 2008 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

Disclosure Regarding Segments

The Company reports its operations under two operating segments: the Software applications segment and the Technology solutions segment.

Revenue Recognition

Software License Revenues

Software revenues consist principally of fees for licenses of our CSI Accounting+Plus software product, service and training. We recognize all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, and Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 5 to our unaudited financial statements for the period ended June 30, 2008 and under “—E. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

D. Financial Performance

Overview

Our revenues increased $0.4 million or 2.6% to $17.6 million for the second quarter of 2008 compared to the same period of the prior year. The revenue increase was due to 36.2% growth in new software sales, service and support, substantially offset by a 3.9% decline in technology sales consisting primarily of interactive whiteboard solutions. Of the 36.2% increase in software sales for the second quarter 2008, the new addition of the CSI-Greensboro operations added 8.4%, with the organic growth from our CSI-Easley and Mobile software operations (operations ongoing before the CSI-Greensboro acquisition) contributing the remaining 27.8%. Interactive whiteboard technology solutions declined primarily from our delivery of smaller orders in 2008 being insufficient to match two large, multi-million dollar orders delivered in the same period of 2007. Revenues for the six month period ended June 30, 2008 of $29.6 million increased $0.9 million or 3.0% compared with the same period in the prior year primarily due to the increased revenue generated from the software segment (up 24.0%), partially offset by a decline (2.0%) in technology primarily from lower interactive whiteboard solutions sales. Of the 24.0% increase in software segment revenues for the six months, the CSI-Greensboro operations added 4.2%, with the remaining 19.8% coming from increased CSI-Easley and Mobile software revenues.

Gross profit for the second quarter of 2008 improved by $0.6 million, or 15.0%, to $4.6 million. The improvement was primarily due to the increased volume and margin from the Software applications segment (which experienced an increase in gross profit of 57.9%) including the addition of software profits generated by the acquired CSI-Greensboro operations (which improved software segment gross profit by 6.5%). These improvements were partially offset by a decrease in Technology solutions gross profit (-0.5%) primarily from the reduced product sales. Increases were also partially offset by increased amortization related to increased capitalization of costs associated with the .Net Microsoft SQL (application programming language and database) conversion effort for the CSI-Easley software operations. The decrease in gross profit from product sales of the technology division was partially offset by an improvement in the technology margin. Gross profit for the six month period ended June 30, 2008 increased by $1.1 million or 16.7% to $7.7 million. This increase was primarily related to the increased volume in the Software applications segment (which experienced an increase in gross profit of 29.8%) including the addition of CSI-Greensboro (which improved software segment gross profit by 3.0%). An improvement in Technology solutions gross profit (9.3%) added to the increase.

Operating income for the second quarter of 2008 was relatively flat over the same period in the prior year, declining by less than $15,000 or 0.8%. The slight decline came primarily from second quarter increased investment in sales and marketing efforts in our extended geographic region, which was expanded by the CSI-Mobile acquisition in the prior year, increased sales commissions, and increased travel and mobile costs. The decline also reflects increased IT personnel costs to support SOX and a larger organization, and increased franchise and business license taxes and other miscellaneous costs related to the significant increase in operations and growth in revenues in the prior year. The addition of selling, general and administrative costs from the acquired CSI-Greensboro operations also added to the increase. Operating income for the first six months of 2008 improved $0.2 million, or 9.5%, over the same period in the prior year, to $2.6 million. This increase resulted from the increases in gross profits and decrease in operating expenses as a percent of sales in the first quarter, partially offset by the second quarter’s modest decline. Further analysis of financial performance, including additional segment information, is discussed below in subsequent sections of this report.

Consolidated Results of Operations for the Three Months Ended June 30, 2008 and 2007

Amounts in 000’s

	Three Months Ended
	June 30, 2008	June 30, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$17,551	$17,101	$450
GROSS PROFIT	4,627	4,023	604
OPERATING INCOME	1,816	1,831	(15)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$450
Cost of sales excluding depreciation, amortization and capitalization			232
Depreciation and amortization			(73)
Capitalization of software costs			(5)

			604

Operating Expenses:
Salaries, wages and benefits			(415)
Stock based compensation			—
Acquisition expenses			(5)
Professional and legal compliance related costs			63
Sales consulting fees			(8)
Marketing expenses			(30)
Travel and mobile costs			(43)
Depreciation and amortization			(31)
Other SG&A expenses			(150)

			$(15)

Revenues

Total revenues in the second quarter of 2008 increased $0.4 million or 2.6% in comparison with the second quarter of 2007 to $17.6 million. This net increase included a $1.0 million increase in software sales and services partially offset by a $0.6 million decline in hardware sales and services through the Technology solutions segment, primarily from reduced sales of interactive whiteboard solutions with a higher volume of lower dollar sales transactions in the current year quarter being insufficient to surpass the impact of a very large deal in the prior year’s second quarter. Included in the software segment results were increased sales of $0.2 million from the CSI-Greensboro acquisition. The remaining $0.8 million increase in that segment was from organic growth.

Gross Profit

Gross profit in the second quarter of 2008 increased $0.6 million or 15.0% in comparison with the second quarter of 2007 to $4.6 million. The increase was driven by increased sales in the software segment, partially offset by a decline in hardware gross profits primarily from decreased sales of interactive whiteboard solutions. Increased margin in the software segment added to the improvement from sales volume while increased margin in the technology segment partially offset the reduction from the impact of reduced technology sales volume. Increases were also partially offset by increased amortization related to increased capitalization of costs associated with the .Net Microsoft SQL (application programming language and database) conversion effort for the CSI-Easley software operations.

Operating Expenses

Operating expenses increased approximately $0.6 million, or 28.2%, in the second quarter of 2008 compared to the second quarter of 2007. The above table analyzes the major items that account for this increase. The majority of the increase came primarily from increased salaries, wages and benefits, marketing and travel and mobile costs. In the second quarter of 2008, we increased investment in sales and marketing efforts in our extended geographic region, which was expanded by the CSI-Mobile acquisition in the prior year. We also experienced increased sales commissions, and increased travel to support expansion efforts. Increased IT personnel costs to support SOX and a larger organization, in addition to the expansion efforts, contributed to the increase in salaries and wages, compared to the same period of the prior year. Other selling, general and administrative costs increased due to increased franchise and business license taxes and other miscellaneous costs related to the significant increase in operations and growth in revenues in the prior year. These increases were partially offset by a decrease in professional and legal compliance costs due to reduced registration related activities. The addition of selling, general and administrative costs from the acquired CSI-Greensboro operations contributed approximately $0.1 million spread among the major categories. The increased operating costs resulted in a relatively flat operating income result, with operating income declining only $15,000 or 0.8% compared to the prior year’s second quarter, despite the investment for, in the opinion of management, improved long-term performance.

Segment Information

CSI is organized into the two segments: Software applications and Technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	June 30, 2008	June 30, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,806	$2,795	$1,011
GROSS PROFIT	1,683	1,066	617
SEGMENT INCOME (LOSS)	332	(19)	351

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$1,011
Cost of sales excluding depreciation, amortization and capitalization			(324)
Depreciation and amortization			(65)
Capitalization of software costs			(5)

			617

Operating Expenses:
Salaries, wages and benefits			(128)
Marketing expenses			(20)
Travel and mobile			(3)
Depreciation and amortization			(22)
Other SG&A expenses			(93)

			$351

Revenues improved by $1.0 million, or 36.2%, from increased sales in all major areas for the software segment: software product sales, services and support. Of the increase, the acquisition of the CSI-Greensboro operations added $0.2 million.

Just under half of the increase in cost of sales came from the addition of the CSI-Greensboro operations. Increased amortization expense and increased salaries, wages and benefits related to the support for the .Net Microsoft SQL (application programming language and database) conversion effort, and for increased installation and training efforts, also contributed to the increase in cost of sales. Increased costs from improved sales of third-party product also contributed to the increase in software cost of sales. The increased sales of additional internally developed software products and increased services related to those sales favorably impacted Software applications segment margin. The gross margin for the second quarter of 2008 was 44.2% compared to 38.1% in the prior year’s second quarter.

Operating expenses increased primarily from the increased commissions related to the improved sales results and the addition of the CSI-Greensboro acquisition. The segment experienced a significant increase in operating income due to the improvements in software product sales and related services previously discussed.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	June 30, 2008	June 30, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$13,745	$14,306	$(561)
GROSS PROFIT	2,944	2,957	(13)
SEGMENT INCOME (LOSS)	1,636	2,060	(424)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$(561)
Cost of sales excluding depreciation			556
Depreciation			(8)

			(13)

Operating Expenses:
Salaries, wages and benefits			(287)
Sales consulting fees			(8)
Marketing expenses			(10)
Travel and mobile			(40)
Depreciation and amortization			(9)
Other SG&A expenses			(57)

			$(424)

Technology revenues decreased from second quarter 2007 by $0.6 million, or 3.9%. The decrease in new hardware sales was attributed to an increase in the number of smaller-dollar sales transactions of interactive whiteboard systems being insufficient to surpass the impact of a large-dollar district-wide implementation in the prior year’s same quarter.

The decrease in sales was accompanied by a decrease in cost of sales for the related products. Favorable changes in product mix toward higher margin engineering services, and increases in product sales commissions for representation of products sold direct to customers and for which no cost of sales are incurred, improved the margins from 20.7% in the prior year’s second quarter to 21.4% in the second quarter of 2008, partially offsetting the impact of reduced volume of interactive whiteboard solutions sales on gross profit.

The increase in salaries and wages, sales consulting fees, marketing and travel and mobile in operating expenses was related primarily to increased sales efforts across a broader geographic area. Increased franchise taxes and business license costs following the large jump in the size of the technology business in the prior year impacted other SG&A. The increased operating costs resulted in a 20.6% decrease in segment operating income compared to the prior year’s second quarter.

The following tables summarize information about segment profit and loss for the quarters ended June 30, 2008 and 2007.

Amounts in thousands

	Software Applications	Technology Solutions	Total Company
Three months ended June 30, 2008:
Net sales and service revenue	$3,806	$13,745	$17,551
Gross profit	1,683	2,944	4,627
Segment income (loss)	332	1,636	(*)

Three months ended June 30, 2007:
Net sales and service revenue	$2,795	$14,306	$17,101
Gross profit	1,066	2,957	4,023
Segment income (loss)	(19)	2,060	(*)

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

Amounts in thousands

	Three Months Ended
	June 30, 2008	June 30, 2007
Segment income (loss):
Software applications segment	$332	$(19)
Technology solutions segment	1,636	2,060

TOTAL SEGMENT INCOME	1,968	2,041
Less: Merger and compliance costs
Stock based compensation	(5)	(5)
Acquisition expenses	(9)	(4)
Professional and legal compliance and litigation related costs	(138)	(201)

OPERATING INCOME Per consolidated Statements of Operations	$1,816	$1,831

Interest and Other Income and Expenses

Interest expense decreased in the second quarter of 2008 compared to the second quarter of 2007 by $21,000, or 14.0%, due to primarily to reductions in interest rates on borrowed funds.

Income Taxes

Income taxes decreased by $102,000 or 13.2%, in the second quarter of 2008 compared to the second quarter of 2007 due to the decrease in operating income, and a reduced estimated effective tax rate following the impact of South Carolina jobs tax credit which the company began taking advantage of at the end of 2007.

Net Income and Earnings per Share

Net income increased to $1.0 million for the second quarter of the current year, up $0.1 million or 12.0% over the same period of the prior year. The increase was primarily a result of the increased software gross profits, partially offset by the small decline in technology gross profit. The favorable Software applications segment results were also partially offset by our investment to penetrate the wider footprint of the Company through potential technology cross-sales following the CSI-Mobile acquisition in the prior year, and decreased interactive whiteboard revenue.

Basic earnings per share declined from $0.25 in the second quarter 2007 to $0.21 in the second quarter of 2008, primarily due to an increase in the number of basic shares outstanding following exercise of warrants in late 2007, partially offset by the impact of the improvement in net income. Diluted earnings per share increased from $0.07 in the second quarter of 2007 to $0.08 in the second quarter of 2008. The increase came from the improvement in net income coupled with a decrease in the weighted average number of shares outstanding, from the impact of stock prices on the application of the treasury stock method on warrants outstanding, and the reduction in outstanding warrants following exercises in late 2007.

Consolidated Results of Operations for the Six Months Ended June 30, 2008 and 2007

	Six Months Ended
	June 30, 2008	June 30, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$29,614	$28,753	$861
GROSS PROFIT	7,651	6,556	1,095
OPERATING INCOME	2,640	2,410	230

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$861
Cost of sales excluding depreciation, amortization and capitalization			306
Depreciation and amortization			(136)
Capitalization of software costs			64

			1,095
Operating Expenses:
Salaries, wages and benefits			(665)
Acquisition expenses			(24)
Stock based compensation			82
Professional and legal compliance related costs			147
Sales consulting fees			(23)
Marketing expenses			(42)
Travel and mobile costs			(60)
Depreciation and amortization			(47)
Other SG&A expenses			(233)

			$230

Revenues

Total revenues in the first six months of 2008 increased $0.9 million or 3.0% in comparison with the first six months of 2007 to $29.6 million. This net increase included a $1.3 million increase in software sales and services, partially offset by a $0.4 million decline in Technology solutions segment sales. Technology solutions segment sales decreased primarily from reduced sales of interactive whiteboard solutions, partially offset by increased sales of other products including infrastructure solutions and increased engineering services. An increased number of smaller-dollar interactive solutions sales transactions in the first six months of 2008 were not sufficient to offset the benefit carried into the first quarter of 2007 of a larger backorder at year end 2006 and an additional large dollar district-wide implementation of interactive whiteboard solutions in the second quarter of 2007. The increase in the Software applications segment was primarily due to increases in all areas including software product sales and services, and support. The acquisition of the CSI-Greensboro operations in the second quarter of 2008 added $0.2 million of software revenues, with the remaining $1.1 million the increase from organic growth.

Gross Profit

Gross profit in the first six months of 2008 increased $1.1 million or 16.7% in comparison with the first six months of 2007 to $7.7 million. The increase in software gross profit was driven by the corresponding increase in revenues, while the increase in hardware gross profit was driven by the shift in product mix toward more engineering services. The gross margin increased from 22.8% in 2007, to 25.8% in 2008. The change in margins was primarily due to the higher volume of software product sales and the shift in product mix in the Technology solutions segment to higher margin infrastructure products and engineering services. These increases were partially offset by increased amortization related to increased capitalization of costs associated with the .Net Microsoft SQL (application programming language and database) conversion effort for the CSI-Easley software operations.

Operating Expenses

Operating expenses increased approximately $0.9 million, or 20.9%, in the first six months of 2008 compared to the first six months of 2007. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in salaries, wages and benefits, while sales consulting fees, marketing and travel and mobile, depreciation and amortization and other selling, general and administrative expenses added to the increase. These areas all increased as a result of growth of the business and to a greater degree, increased investment in the larger geographic region and expanded potential customer base from the addition of the CSI-Mobile operations in 2007. These increases were partially offset by the decrease in stock-based compensation costs associated with the 2005 reverse merger, which applied primarily to services for which compensation vested in 2006 and 2005 and for which no additional awards were granted significantly impacting 2007, as well as a decrease in compliance costs with less efforts expended on outsourced Sarbanes-Oxley compliance and more efficient registration work. Improvements in gross profits for both the software and technology segments for the six months sufficiently offset the increased operating costs to achieve a 9.5% increase in segment operating income compared to the first six months of the prior year.

Segment information

CSI is organized into the two segments: Software applications and Technology solutions.

Software applications segment

	Six Months Ended
	June 30, 2008	June 30, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$6,864	$5,534	$1,330
GROSS PROFIT	3,063	2,360	703
SEGMENT INCOME	708	340	368

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$1,330
Cost of sales excluding depreciation, amortization and capitalization			(570)
Depreciation and Amortization			(121)
Capitalization of Software Costs			64

			703

Operating Expenses:
Salaries, wages and benefits			(147)
Marketing expenses			(21)
Travel and mobile			16
Depreciation and amortization			(29)
Other SG&A expenses			(154)

			$368

Revenues improved by $1.3 million, or 24.0%, primarily due to increased sales of software and services and increased support revenues. The acquisition of the CSI-Greensboro operations was responsible for $0.2 million of the increase, with the remaining $1.1 million of the increase due to organic growth.

About one fourth of the increase in cost of sales came from the addition of the CSI-Greensboro operations. Increased amortization expense and increased salaries, wages and benefits related to the support for the .Net Microsoft SQL (application programming language and database) conversion effort and for increased installation and training efforts, along with increased costs associated with improved sales of third-party products, also contributed to the increase in software cost of sales. The increased sales of additional internally developed software products and increased services related to those sales favorably impacted Software applications segment margin. The margin for the first six months of 2008 was 44.6% compared to 42.7% in the first six months of the prior year.

Operating expenses increased primarily from the increased commissions related to the improved sales results and the addition of the CSI-Greensboro acquisition, increased marketing to a broader geographic area and customer base, and from increased depreciation and amortization related to acquired assets. The segment experienced an increase in operating income of 108.4% due primarily to the improvements in software product sales and related services previously discussed.

Technology solutions segment

	Six Months Ended
	June 30, 2008	June 30, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$22,750	$23,219	$(469)
GROSS PROFIT	4,588	4,196	392
SEGMENT INCOME	2,208	2,551	(343)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$(469)
Cost of sales excluding depreciation			876
Depreciation			(15)

			392

Operating Expenses:
Salaries, wages and benefits			(518)
Sales consulting fees			(23)
Marketing expenses			(21)
Travel and mobile			(76)
Depreciation and amortization			(18)
Other SG&A expenses			(79)

			$(343)

Hardware revenues in the first six months of 2008 decreased over the first six months of 2007 by $0.5 million, or 2.0% to $22.8 million. Technology solutions sales decreased primarily from reduced sales of interactive whiteboard solutions, partially offset by increased sales of other products including infrastructure solutions and increased engineering services. An increased number of smaller-dollar interactive solutions sales in the first six months of 2008 were not sufficient to offset the benefit carried into the first quarter of 2007 of a larger backorder at year end 2006 and an additional large dollar district-wide implementation of interactive whiteboard solutions in the second quarter of 2007.

The decrease in sales was accompanied by a decrease in cost of sales for the related products. The shift to inventorying interactive whiteboards to take advantage of volume pricing commitment discounts in place before the first quarter of 2008, but not in the first quarter 2007, and shifts in product mix, pushed margins higher for the full six months from 18.1% in the prior year to 20.2% in 2008.

The increase in salaries and wages, sales consulting fees, marketing and travel and mobile in operating expenses was related primarily to increased sales efforts across a broader geographic area. Increased franchise taxes and business license costs following the large jump in the size of the technology business in the prior year impacted other SG&A. The increased operating costs resulted in a 13.4% decrease in segment operating income compared to the prior year’s first six months.

The following tables summarize information about segment profit and loss for the three and six months ended June 30, 2008 and 2007 and assets allocated to segments as of June 30, 2008 and 2007.

The changes in segment assets came primarily from the following:

•

Segment assets in the Software applications segment increased primarily from the asset purchase of McAleer and ICS. This included increases in property, plant and equipment, computer software, goodwill and intangible assets.

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

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2008:
Net sales and service revenue	$6,864	$22,750	$29,614
Gross profit	3,063	4,588	7,651
Segment income	708	2,208	(*)
Segment assets	10,929	13,612	24,541

Six months ended June 30, 2007:
Net sales and service revenue	$5,534	$23,219	$28,753
Gross profit	2,360	4,196	6,556
Segment income	340	2,551	(*)
Segment assets	7,797	14,811	22,608

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

Amounts in thousands

	Six Months Ended
	June 30, 2008	June 30, 2007
Segment income:
Software applications segment	$708	$340
Technology solutions segment	2,208	2,551

TOTAL SEGMENT INCOME	2,916	2,891
Less: Merger and compliance related costs
Stock based compensation	(9)	(91)
Acquisition expenses	(33)	(9)
Professional and legal compliance costs	(234)	(381)

OPERATING INCOME Per Statement of Operations	$2,640	$2,410

Interest and Other Income and Expenses

Interest expense decreased in the first six months of 2008 compared to the first six months of 2007 by $23,000, or 8.1%, due to an improved interest rate environment in the finance markets.

Income Taxes

Income taxes decreased by less than $1,000 and 0.1%, in the first six months of 2008 compared to the first six months of 2007 due to a reduced estimated effective tax rate following the impact of South Carolina jobs tax credit which the Company began taking advantage of at the end of 2007.

Net Income and Earnings per Share

The Company reported net income in the first six months of 2008 of $1.4 million, an increase of $0.2 million, or 21.2%, compared to net income of $1.2 million for the first six months of 2007, as a result of the improvement in operating income, and reduced interest costs and taxes.

Basic earnings per share declined from $0.34 in the second quarter 2007 to $0.30 in the second quarter of 2008, primarily due to an increase in the number of basic shares outstanding following exercise of warrants in late 2007, partially offset by the impact of the improvement in net income. Diluted earnings per share increased from $0.09 in the second quarter of 2007 to $0.12 in the second quarter of 2008. The increase came from the improvement in net income coupled with a decrease in the weighted average number of shares outstanding, from the impact of stock prices on the application of the treasury stock method on warrants outstanding, and the reduction in outstanding warrants following exercises in late 2007.

E. Liquidity and Capital Resources

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

Cash Flows

For the six months ended June 30, 2008 the Company had no significant increase in cash and cash equivalents with no significant cash on hand, compared to an increase in cash and cash equivalents of $2.5 million to a cash balance of $2.5 million in the first six months of the prior year. In the prior year, the Company received a substantial prepayment for a large implementation. No such large prepayment occurred in the first six months of 2007.

Cash from Operating Activities

Cash used for operating activities totaled $0.3 million in the first six months of 2008 compared to cash provided by operating activities of $4.3 million in the first six months of 2007. The decrease, $4.6 million, was due primarily to slower collections due to the lack of prepayment in 2008 as occurred in the prior year and increased work in connection with the E-Rate program of the Schools and Libraries Division of the Federal Government (which typically has a longer collection cycle). Increased investment in inventories for volume purchase discounts also resulted in reduced cash flow from operating activities. Also, there was a substantial increase in deferred revenue, which was collected in July 2008 rather than June of the prior year. As a significant portion of our customers have fiscal years ending June 30, a shift in payments can be only a few days before or after this period depending on their budgets and cash management goals. Deferred revenue generally relates to software support agreements, which we collect annually but for which revenue is recognized over a twelve month period, as well as billings and early payments related to a select number of projects that are begun in the second quarter of 2008 but not yet completed as of June 30, 2008. Accounts payable and inventories increased primarily as a result of receiving products to take advantage of volume purchasing discounts.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts receivable were a result of the lack of prepayment volume compared to the prior year, substantial increases in billings for deferred revenue items in the first six months of 2008, as well as slower collections. The increase in inventory was due to the increased commitment for interactive whiteboard products to take advantage of volume purchase discounts. Accounts payable increased due to receiving inventory for volume purchase discounts. Deferred revenue increased as a result billings related to software support agreements and a select number of large technology projects which were begun in the first six months of 2008, but a portion of which was pre-billed as the project had not been fully delivered as of June 30, 2008.

Cash from Investing Activities

Cash used for investing activities totaled $2.3 million in the first six months of 2008 compared to $4.8 million in the first six months of 2007. The decrease of $2.5 million was due primarily to the acquisition of ICS in the second quarter of 2008 requiring significantly less cash then the acquisition of McAleer funded in the first quarter of 2007. On the balance sheet, since year end 2007, property and equipment, capitalized software costs, goodwill and other assets all increased most significantly as a result of the acquisition of substantially all the assets of ICS and related purchase price allocation to the assets and recording of the additions in our financials, in addition to increases in property and equipment to support a larger organization (including improvements driven in part by our efforts to maintain compliance with Sarbanes-Oxley legislation).

Cash from Financing Activities

Cash provided by financing activities netted to $2.5 million in the first six months of 2008 compared to $2.9 million in the first six months of 2007. The decrease in cash provided of $0.4 million is due to the reduced borrowings needed to support working capital needs and the ICS acquisition in 2008 compared to that used to finance the McAleer acquisition in 2007.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Three and Six Month Periods Ended June 30, 2008 and 2007

EBITDA increased 4.1% or $0.1 million to $2.3 million for the three months ended June 30, 2008 compared to EBITDA of $2.2 million reported for the same period in 2007. The increase in EBITDA was primarily due to the increase in net income over the prior year after adding back the related tax effects of those increases in net income. Adjusted (financing) EBITDA for the quarter ended June 30, 2008 also increased by 4.1%, or $0.1 million, to $2.3 million compared to $2.2 million for the prior year for the same reason as the change in EBITDA.

EBITDA increased 13.1% or $0.4 million to $3.6 million for the three months ended June 30, 2008 compared to EBITDA of $3.2 million reported for the same period in 2007. The EBITDA increase was primarily due to the increase in net income over the prior year after adding back the related tax effects of those increases in net income. Increases in depreciation and amortization over the prior year also impacted the calculation. Adjusted (financing) EBITDA for the six months ended June 30, 2008 increased by 10.2%, or $0.3 million, to $3.6 million compared to $3.3 million for the prior year. The Adjusted EBITDA increase was also driven primarily by the increase in net income and depreciation and amortization over the prior year. The rate of increase in Adjusted EBITDA was lower than that of EBITDA as it excludes the non-cash item stock-based compensation, which declined $0.1 million in the first six months of 2008 compared to the amount incurred in the same period of the prior year.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
Amounts in thousands	2008	2007	2008	2007
Reconciliation of Net income per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income per GAAP	$1,012	$903	$1,439	$1,188
Adjustments:
Income tax expense (benefit)	674	775	938	938
Interest expense, net	131	152	263	283
Depreciation and amortization of fixed assets and trademarks	180	129	339	255
Amortization of software development costs	314	259	598	498

EBITDA	$2,311	$2,218	$3,577	$3,162

Adjustments to EBITDA to exclude those items in loan covenant calculations:
Stock based compensation (non-cash portion)	5	5	9	91

Adjusted (Financing) EBITDA	$2,316	$2,223	$3,586	$3,253

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

Our current credit facilities consist of:

•	$7.0 million revolving line of credit, of which $3.5 million was drawn and $3.4 million available at June 30, 2008, which bears interest at LIBOR plus 2.5% and matures June 30, 2010;

•	$800,000 equipment note, of which approximately $0.4 million was outstanding at June 30, 2008, which bears interest at 7.85%, and has a three year amortization maturing in January 2010;

•

$486,000 real estate note, of which approximately $0.5 million was outstanding at June 30, 2008, which bears interest at 7.85%, and has a payment based on a 15 year amortization with a balloon payment due in January 2010; and

•

$2.3 million in subordinated notes to Barron Partners LP (“Barron”) and the five founding shareholders, of which $2.0 million remained outstanding at June 30, 2008, which bear interest at 15% and mature March 31, 2009. (In order to conserve capital and borrowing capacity, we refrained from repaying the $2.3 million in subordinated notes upon their initial maturity in May 2006. The noteholders have cooperated with our deferral of repayment, which, along with details of subsequent payment activity, is discussed further below under “—Factors Affecting Capital Needs and Resources—Subordinated Promissory Notes.”)

Future Capital Needs

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	$3.4 million available to our operations at June 30, 2008, under our $7.0 million line of credit;

•	inventory purchase commitments of $6.0 million remaining in 2008;

•	burden of professional and legal compliance costs;

•	the anticipated level of capital expenditures for 2008 of $800,000;

•	software development costs of approximately $1.1 million;

•	our scheduled debt service;

•	continued cooperation as to the deferral of payment on our subordinated debt;

•	potential future acquisitions; and

•	potential capital inflow from warrant exercises and the possibility that warrant exercises and related proceeds may not be fully realized.

The above items are described in more detail below.

Factors Affecting Capital Needs and Resources

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

In 2007, the Company experienced significant improvement in its cash flow from operations, increasing $1.1 million to $4.1 million compared to the prior year’s $3.0 million. Net of needs for other financing activities and scheduled debt retirement, this placed the Company in the position of repaying the short-term portion of borrowings used in connection with the McAleer acquisition, in part or $1.1 million, from cash provided by operations, while the remaining $0.7 million was provided from the exercise of warrants. This improvement was also made possible from the acquisition of McAleer which historically bills the largest portion of its annual support agreements in the fourth quarter of each year and receives some additional cash by year end, with the remainder collected in the first quarter. Our projections as to the acquisition of McAleer were that it would be cash flow positive, that is it would fund its own debt service, and in fact it has done so. We were also able to easily absorb the cash need for the purchase of ICS following collections of McAleer support agreements and other collections of cash provided by operations. As a result, we see risk associated with the cost of the McAleer and ICS acquisitions as substantially behind us and continuing improvements in our cash position long-term. This assessment does not take into account additional capital needs due to additional acquisitions, and it assumes growth does not significantly outpace our expectations. It also assumes we are able to effectively and timely control our costs if impacted significantly by an economic downturn, and that we retain our ongoing ability to secure asset-based financing to fund our growth. Our primary reasons for pursuing other financing and equity capital are to reduce short-term economic risk relating to past and future acquisitions, and to repay our subordinated notes (potentially as part of funding an acquisition).

Purchase Commitments. The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. Currently we have purchase order commitments to Promethean, one of our major suppliers, for interactive whiteboard inventory of $12.3 million in 2008. As of June 30, 2008, we had satisfied approximately $6.4 million of the purchase commitments. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Burden of Professional and Legal Compliance Costs. For the year ended December 31, 2007, professional and legal compliance costs, excluding stock-based (non-cash) compensation, totaled $694,000. In the first six months of 2008 we spent $234,000. These related primarily to compliance costs of operating as a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should continue and could increase somewhat, particularly as the Company grows or acquires other businesses. The Company will continue to incur expenses to test and monitor controls related to the Sarbanes-Oxley Act, and to maintain the registration of shares through 2009 as required by its commitment to Barron. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Management anticipates that some cost efficiencies may be realized as CSI gains experience as a reporting company and management seeks to manage compliance costs, and believes economies of scale will be achieved particularly with regard to these costs as the Company grows.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2008 will principally consist of $1.1 million for software development and $800,000 for capital expenditures. In the first six months of 2008 we capitalized approximately $500,000 of software development costs and $328,000 in capital expenditures. We plan to fund 2008 needs for these items through cash flow from operations, our line of credit or other financing options discussed above.

Subordinated Promissory Notes. At June 30, 2008, subordinated promissory notes payable to shareholders totaled approximately $2.0 million. Although we possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity. Following the original maturity date, the Company paid a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently we paid this and other interest due and no interest was in arrears as of June 30, 2008 or as of the date of this report.

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

Looking forward, considering our growth and acquisition strategy, we do not know if we will be able to generate operating cash flow sufficient repay the subordinated notes in March 2009, either from cash or with draws under the revolving credit facility. Our ability to utilize our credit facility to repay the subordinated notes would be limited not only by availability under the asset based facility, but also by equity-related financial covenants. Under these covenants in our credit agreement, the subordinated notes are counted as equity. Accordingly, we believe that it is possible that we will not be able to utilize our revolving credit facility to repay the subordinated notes, and that the subordinated notes will need to be restructured or repaid from long-term capital sources. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, we can give no assurance that we will be able to successfully restructure, extend or repay the subordinated notes, or that the noteholders will continue to cooperate. Our bank lender in the past has consented with respect to the subordinated notes and has granted waivers relating to their prior nonpayment. The notes are subordinated to our senior bank debt, and we believe the ability of the noteholders to have direct recourse against us is limited. However, if we fail to repay the subordinated notes at the new March 31, 2009 maturity date, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such noteholders also might take legal or other adverse collection actions against the Company. We can therefore give no assurances as to what adverse collection actions the subordinated noteholders might take, and the impact such actions and default might otherwise have on our other creditors and our financial condition. However, we do not anticipate any of the noteholders taking any action detrimental to us. It should be noted that five of the subordinated noteholders are currently significant stockholders of the Company, and four of these are executive officers. The sixth noteholder, Barron, holds all our preferred stock.

McAleer, ICS, and Potential Acquisitions. We are examining the potential acquisition of companies and businesses within our industry. We are unable to predict the nature, size or timing of any such acquisition, and accordingly are unable to estimate the capital resources which may be required. Any acquisition would be subject to our utilizing capital sources in addition to those described above. These alternative sources could include the issuance of our common stock or other securities in an acquisition, seller financing, and bank and other third party financing, among other things. We can give no assurance that, should the opportunity for a suitable acquisition arise, we will be able to procure the financial resources necessary to fund any such acquisition or that we will otherwise be able to conclude and successfully integrate any acquisition.

As previously discussed, we acquired McAleer on January 2, 2007. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. We anticipate that the acquisition of McAleer will provide several benefits as discussed in “—A. Introduction—Strategy.” Also, on March 31, 2008, we consummated the acquisition, effective April 1, 2008, of substantially all of the assets and business operations of ICS. We believe that the acquisition of ICS will, likewise, provide a number of strategic benefits as discussed in “—A. Introduction—Strategy.” A large portion of the cash consideration for the McAleer and ICS acquisitions was funded by draws under our bank revolving credit facility, thereby reducing our availability under the facility to support working capital needs. Also, the acquisition of McAleer and ICS, like most acquisitions by the Company of other operating businesses, has increased working capital needs of the Company from time to time, primarily due to differences in the timing of collections, typically once a year, and ongoing labor costs for product implementations and the provision of support services. While our line of credit may be sufficient, its adequacy may be strained by our increased working capital and other needs as a result of acquisition activity. We continue to pursue other opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization. A number of options, as discussed above, are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

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

We continuously consider and pursue other financing options which could include mezzanine financing or other capitalization alternatives. These options could provide longer-term financing to match our long-term capital needs. Such needs would include providing longer term financing for the recent acquisitions of McAleer and ICS, potentially supporting additional acquisition activities, and increased working capital. Our evaluation of potential long-term funding sources has also included exercise of the warrants held by Barron. Encouraging the earlier exercise of the warrants and an earlier increase in the float of our stock entered into our decision to reduce the pricing on a portion of the warrants in the fourth quarter 2006. In late 2007 Barron exercised for approximately 1.0 million warrant shares providing capital proceeds of approximately $0.7 million. While we are optimistic about the future exercises, there is no guarantee additional warrant exercises will occur or when. Depending on cash flow from current operations or warrant exercises, should we find longer-term funding unnecessary, we may not take advantage of such additional funding options, thereby paying down debt and minimizing any potential for dilution from any additional raise of capital.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective as of June 30, 2008.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended June 30, 2008 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

(a) Our Annual Meeting of stockholders was held on Wednesday, May 7, 2008. The common stockholders voted for the election of five (5) directors to serve for terms of one (1) year each, expiring on the date of the 2009 Annual Meeting of stockholders or until their successors have been duly elected and qualified. The results of the voting in these elections are set forth below.

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Anthony H. Sobel	3,418,867	8,723	—
Shaya Phillips	3,418,867	8,723	—
Jeffrey A. Bryson	3,418,867	8,723	—
Nancy K. Hedrick	3,418,862	8,723	—
Thomas P. Clinton	3,418,862	8,723	—

The five directors elected above constituted the entire Board prior to the election. Therefore, there were no additional directors whose terms continued after the meeting.

(b) At the Annual Meeting, our stockholders also considered an amendment to our 2005 Incentive Compensation Plan to increase the number of shares of common stock available for awards under the plan from 1,100,000 to 1,750,000. The amendment was approved by the stockholders, with the results of the voting as follows:

Votes For	2,194,415
Votes Against	1,946
Abstain	1
Broker Non-Votes	1,231,227

Item 5.	Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Bank (USA) is a facility under which we may borrow, repay and then re-borrow. Advances and repayments occur daily under the credit facility, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through July 22, 2008. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through May 6, 2008, was previously disclosed in our Form 10-Q filed with the Securities and Exchange Commission on May 13, 2008.

Date	Loan Balance
May 09, 2008	$3,172,000
May 20, 2008	2,668,000
May 23, 2008	3,071,000
May 27, 2008	3,554,000
May 28, 2008	3,138,000
June 03, 2008	2,845,000
June 06, 2008	3,415,000
June 16, 2008	3,888,000
June 24, 2008	3,184,000
June 30, 2008	3,533,000
July 01, 2008	2,751,000
July 08, 2008	1,809,000
July 09, 2008	2,356,000
July 15, 2008	1,754,000
July 17, 2008	2,512,000
July 22, 2008	1,913,000
July 28, 2008	1,413,000
August 1, 2008	1,836,000
August 6, 2008	2,766,000
August 11, 2008	3,048,000

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Modification to Revolving Facility dated June 30, 2008 between the Company and RBC Bank (USA), incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K/A filed July 16, 2008.

10.2	2008 Executive Bonus Plan of the Company adopted effective July 11, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed July 17, 2008.

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: August 14, 2008	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Modification to Revolving Facility dated June 30, 2008 between the Company and RBC Bank (USA), incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K/A filed July 16, 2008.

10.2	2008 Executive Bonus Plan of the Company adopted effective July 11, 2008, incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed July 17, 2008.

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.