Form 10-Q
period 2008-09-30
COMPUTER SOFTWARE INNOVATIONS INC
filed 2008-11-12
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2008
Common Stock, $0.001 par value per share	7,061,204 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
REVENUES
Software applications segment	$3,255,588	$2,633,513	$10,119,487	$8,167,675
Technology solutions segment	13,466,559	12,718,474	36,216,169	35,937,339

Net sales and service revenue	16,722,147	15,351,987	46,335,656	44,105,014
COST OF SALES
Software applications segment
Cost of sales, excluding depreciation, amortization and capitalization	1,805,212	1,391,169	5,456,316	4,471,764
Depreciation	29,365	15,121	81,037	46,040
Amortization of capitalized software costs	345,589	287,238	943,591	785,560
Capitalization of software costs	(240,848)	(278,137)	(740,369)	(713,991)

Total Software applications segment cost of sales	1,939,318	1,415,391	5,740,575	4,589,373

Technology solutions segment
Cost of sales, excluding depreciation	11,410,289	10,867,366	29,512,931	29,846,606
Depreciation	31,164	22,682	90,104	66,416

Total Technology solutions segment cost of sales	11,441,453	10,890,048	29,603,035	29,913,022

Total cost of sales	13,380,771	12,305,439	35,343,610	34,502,395

Gross profit	3,341,376	3,046,548	10,992,046	9,602,619
OPERATING EXPENSES
Salaries, wages and benefits	1,499,274	1,318,941	4,622,588	3,776,507
Stock based compensation	4,691	1,496	14,074	92,308
Acquisition expenses	13,428	89	46,272	8,636
Compliance related costs	102,683	42,053	336,837	422,809
Sales consulting fees	48,000	68,054	166,502	164,054
Marketing costs	43,386	28,242	158,425	101,554
Travel and mobile costs	227,564	157,014	578,488	447,623
Depreciation and amortization	141,015	94,195	369,435	274,943
Other selling, general and administrative expenses	396,508	293,454	1,194,180	860,712

Total operating expenses	2,476,549	2,003,538	7,486,801	6,149,146

Operating income	864,827	1,043,010	3,505,245	3,453,473
OTHER INCOME (EXPENSE)
Interest income	—	9,850	100	12,613
Interest expense	(144,182)	(133,298)	(407,204)	(419,353)
Loss on disposal of property and equipment	(4,125)	—	(4,125)	(1,218)

Net other income (expense)	(148,307)	(123,448)	(411,229)	(407,958)

Income before income taxes	716,520	919,562	3,094,016	3,045,515
INCOME TAX EXPENSE	268,803	228,780	1,206,918	1,166,769

NET INCOME	$447,717	$690,782	$1,887,098	$1,878,746

BASIC EARNINGS PER SHARE	$0.08	$0.19	$0.34	$0.53

DILUTED EARNINGS PER SHARE	$0.03	$0.05	$0.15	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	5,555,216	3,572,503	5,055,911	3,535,607

– Diluted	13,191,846	13,257,601	12,438,400	13,251,489

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	15,012,692	8,697,036
Inventories	2,138,337	470,485
Prepaid expenses	115,267	42,832
Taxes receivable	115,242	177,147

Total current assets	17,381,538	9,387,500
PROPERTY AND EQUIPMENT, net	1,458,323	1,316,713
COMPUTER SOFTWARE COSTS, net	2,945,366	2,162,717
DEFERRED TAX ASSET	283,016	263,324
GOODWILL	2,430,437	1,480,587
OTHER INTANGIBLE ASSETS, net	2,730,632	1,574,809

Total assets	$27,229,312	$16,185,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,397,146	$4,023,936
Taxes payable	—	—
Deferred revenue	4,850,007	5,323,889
Deferred tax liability	475,094	469,046
Current portion of notes payable	300,303	283,187
Subordinated notes payable to shareholders	1,950,400	2,250,400

Total current liabilities	13,972,950	12,350,458

NOTES PAYABLE, less current portion	537,007	763,717
BANK LINE OF CREDIT	6,792,000	575,000

Total liabilities	21,301,957	13,689,175

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock—$0.001 par value; 15,000,000 shares authorized; 6,859,736 shares issued and outstanding	6,860	6,860
Common stock—$0.001 par value; 40,000,000 shares authorized; 6,261,204 and 4,698,970 shares issued and outstanding, respectively	6,261	4,699
Additional paid-in capital	8,893,122	7,400,939
Accumulated deficit	(2,897,621)	(4,784,719)
Unearned stock compensation	(81,267)	(131,304)

Total shareholders’ equity	5,927,355	2,496,475

Total liabilities and shareholders’ equity	$27,229,312	$16,185,650

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2007	$4,699	$6,860	$7,400,939	$(4,784,719)	$(131,304)	$2,496,475
Issuance of common stock, ICS Acquisition	209	—	229,791	—	—	230,000
Issuance of common stock, Version3 Acquisition	1,353	—	1,243,539	—	—	1,244,892
Issuance of stock options	—	—	18,853	—	(18,853)	—
Stock based compensation	—	—	—	—	68,890	68,890
Net income for nine months ended September 30, 2008	—	—	—	1,887,098	—	1,887,098

Balances at September 30, 2008	$6,261	$6,860	$8,893,122	$(2,897,621)	$(81,267)	$5,927,355

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2008	September 30, 2007
OPERATING ACTIVITIES
Net Income	$1,887,098	$1,878,746
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	1,484,167	1,172,959
Stock compensation expense, net	68,890	92,308
Deferred income tax expense	(13,644)	152,493
Loss on disposal of fixed assets	4,125	1,218
Changes in deferred and accrued amounts net of effects from purchase of McAleer Computer Associates, Inc. and ICS Systems, Inc.
Accounts receivable	(6,315,656)	(4,872,564)
Inventories	(1,662,851)	1,443,487
Prepaid expenses and other assets	(72,435)	76,123
Accounts payable	2,367,630	454,698
Deferred revenue	(610,502)	1,581,318
Income taxes receivable/payable	61,905	190,126

Net cash provided by (used for) operating activities	(2,801,273)	2,170,912

INVESTING ACTIVITIES
Purchases of property and equipment	(493,299)	(223,000)
Capitalization of computer software	(861,510)	(785,201)
Trademarks	—	(200)
Payment for acquisitions	(1,551,324)	(4,149,519)

Net cash used for investing activities	(2,906,133)	(5,157,920)

FINANCING ACTIVITIES
Net borrowings under line of credit	6,217,000	2,095,000
Borrowings under notes payable	—	1,011,046
Repayments of notes payable	(509,594)	(210,930)
Proceeds from exercise of stock options	—	91,892

Net cash provided by financing activities	5,707,406	2,987,008

Net change in cash and cash equivalents	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$477,325	$309,781
Income Taxes	$1,158,657	$824,150

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

In the first quarter of 2005, we concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into us (“reverse merger”), our issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.”

Since the reverse merger, and as a part of our growth strategy we have acquired and will continue to pursue the acquisition of other operations. During the periods covered by this report we acquired two operations. On April 1, 2008 we purchased substantially all of the assets and business operations of ICS Systems, Inc. (“ICS”) and on August 12, 2008 we purchased substantially all of the assets and business operations of Version3, Inc. (“Version3”). The total prices for the assets acquired in both these acquisitions are further discussed in Note 3 – Acquisitions.

Description of business

The Company is engaged in the business of development and sales of internally developed software, sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware–based solutions.

The Company’s internally developed software consists of fund accounting based financial management software, standards-based lesson planning software and solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management and Microsoft SharePoint deployments. The Company’s primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund”, or by source and purpose of the funding. The fund accounting software is used primarily by public sector and not-for-profit entities. The Company’s standards-based lesson planning software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The lesson plans can be stored, shared, and retrieved for collaboration, editing and future use. The Company’s solutions for single sign-on application access management provide the ability to eliminate the need for users to sign on to every application separately (thereby allowing “single sign-on”) and provides for other efficiencies related to setting-up and controlling user access.

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

The interim consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity and cash flows are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three and nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K.

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

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding, including common stock held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three and nine month periods ended September 30, 2008 and 2007, both prior to and after application of the treasury stock method.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	5,555,216	3,572,503	5,055,911	3,535,607
Common stock held in escrow	382,608	—	128,467	—
Preferred stock	6,859,736	6,928,595	6,859,736	6,948,762
Warrants	6,163,936	7,213,823	6,163,936	7,216,417
Options	389,442	282,924	382,466	292,293

Total Weighted Average Shares Outstanding	19,350,938	17,997,845	18,590,516	17,993,079

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	5,555,216	3,572,503	5,055,911	3,535,607
Common stock held in escrow	382,608	—	128,467	—
Preferred stock	6,859,736	6,928,595	6,859,736	6,948,762
Warrants	212,730	2,530,875	212,730	2,532,547
Options	181,556	225,628	181,556	234,573

Total Weighted Average Shares Outstanding –treasury stock method	13,191,846	13,257,601	12,438,400	13,251,489

The potential common shares, including common stock held in escrow, were used in the calculation of diluted earnings per share for the three and nine months ended September 30, 2008 and 2007.

NOTE 3 – ACQUISITIONS

Acquisition of ICS Systems, Inc.

On March 31, 2008, CSI consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS. The total purchase price was $1,370,000 in cash offset by $49,584 of liabilities, and the issuance by the Company of 209,091 shares of the Company’s common stock. We did not assume any material liabilities of ICS. We operate ICS as a separate office from which we continue to support the existing product and expand opportunities and sales into surrounding areas. We also integrate the unique features of ICS software into our products over time, and plan to use ICS personnel to assist with these efforts and future product development needs.

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

Acquisition of Version3, Inc.

On August 12, 2008, CSI consummated the acquisition, effective August 14, 2008, of substantially all the assets and business operations of Version3, Inc. (“Version3”). Version3, based out of Columbia, South Carolina, is a developer, provider and consultant with respect to solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management and Microsoft SharePoint deployments. While Version3 solutions are not solely designed for the education market segment, many recent projects have been directed to K-12 and higher education. Prior to the acquisition, CSI was a reseller of Version3 solutions. We anticipate, by joining forces with Version3, that synergies will be achieved to expand sales efforts, enhance delivery efficiencies, and allow increased focus on new product development and enhancements to existing solutions. We believe Version3’s solutions are more easily scalable to a national level than the Software applications segment’s other major proprietary applications, fund accounting solutions, with many solutions having reduced or no integration requirements, depending on the venue, with local or state reporting. Version3 has provided solutions both within and outside our eight-state footprint prior to the acquisition.

In the purchase, we issued 2,153,143 shares of common stock and assumed liabilities of approximately $200,000. Of the 2,153,143 shares issued, 800,000 shares were placed in escrow for release in the event Version3 achieves certain revenue and EBITDA targets over the next three years following the closing and subject to forfeiture if such targets are not achieved. The calculated purchase price, including share values based on the latest closing price on the date of acquisition, liabilities assumed and capitalized expenses aggregated approximately $2.4 million. The share amount was negotiated with a goal of eliminating dilution within the first year following the acquisition based on projected earnings performance before the impact of non-cash items (such as the amortization of values allocated to amortizable intangible assets) and also considered equalizing the basis for valuations of both CSI and Version3 using multiples of revenues and EBITDA for acquisition transactions occurring within the past 12 months based on third party data. In the fiscal years 2009, 2010 and 2011, upon the achievement of revenue targets of $2.5 million, $5.0 million and $7.0 million and EBITDA targets of $0.7 million, $1.5 million and $2.1 million, 300,000, 300,000 and 200,000 shares would be released from escrow, respectively.

We will run Version3 as a separate office of the Company from its Columbia location. We will continue to support the existing product and expand opportunities and sales through this office.

The acquisition was effectuated pursuant to an Agreement and Plan of Reorganization with Version3 and its shareholders, including key employees, who have entered into employment agreements and will continue in management, product development and selling roles following the acquisition. The assets acquired included: certain account receivables; work in progress; all furniture, fixtures, machinery, equipment and supplies; and all software and intellectual property rights. The cash portion of costs related to the acquisition was substantially funded by draws under the Company’s revolving credit facility with RBC Bank (USA).

Allocation of Purchase Price

The allocation of the purchase prices for the ICS and Version3 acquisitions, including capitalized acquisition expenses, are as follows (liabilities assumed as parts of the purchase price were not deemed material):

	ICS	Version3
Property and equipment	$50,000	$19,819
Computer Software	164,000	700,730
Goodwill	949,850	—
Other intangible assets	464,000	815,016

Total assets purchase price	$1,627,850	$1,535,565

Source of Funds for Acquisition

Sources of funds used in the transactions (net of subsequent refinancing activities) are as follows:

	ICS	Version3
Draw on revolving credit facility at time of purchase	$1,320,995	$153,135
Payments of acquisition related expenses (funded from revolving credit facility)	27,271	49,923

Subtotal of funds from revolving credit facility	1,348,266	203,058

Issuance of 209,091 shares of CSI’s common stock valued at $1.10 per share	230,000	—
Issuance of 1,353,143 shares of CSI’s common stock valued at $0.92 per share	—	1,244,892
Assumed liabilities	49,584	87,615

Total purchase price	$1,627,850	$1,535,565

Computer Software, Other Intangible Assets, Goodwill, and Useful Lives of Acquired Assets

The detail of computer software, other intangible assets and goodwill and their useful lives are as follows:

	Other Acquisitions[2]			ICS			Version3
Asset	Value	Effective Useful Life		Value	Effective Useful Life		Value	Effective Useful Life
Computer software	$610,000	4 years		$164,000	4 years		$700,730	15 years
Trade name	70,000	3 years		19,000	3 years		608,080	15 years
Covenants not-to-compete	75,000	5 years		70,000	5 years		25,853	5 years
							181,083	2 years
Customer contracts and related relationships	1,500,000	20 years		375,000	20 years		—	—

Other intangible assets	$1,645,000			$464,000			$815,016
Total computer software and other intangible assets	$2,255,000	13.3 years	[1][2]	$628,000	13.3 years	[1]	$1,515,746	14.7 years	[1]

Goodwill	$1,480,587	indefinite		$949,850	indefinite		—	—

[1]	Weighted average
[2]	Acquisition disclosed in periods prior to those covered by this report

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

Assumptions used in calculation of fair value

	For the Period Ended September 30,
	2008	2007
Expected term (in years)	7	10
Expected volatility	123%	153%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.6%	4.7%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268,343	$0.12	November 1, 2012
Options granted in McAleer acquisition	70,000	0.85	January 2, 2017
Options granted to key employees	100,000	1.42	November 9, 2017
Options granted to other employees	10,000	1.09	May 28, 2018

The following table summarizes option activity under the plans for the first nine months of 2008:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	375,203	$0.60	—	—
Granted	20,000	1.09	—	—
Cancelled	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	(10,000)	(1.09)	—	—

Outstanding at September 30, 2008	385,203	$0.62	6.05	$109,500

Exercisable at September 30, 2008	228,536	$0.20	4.52	$161,067

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.90 as of September 30, 2008 and the exercise price multiplied by the number of options outstanding as of that date.

As of September 30, 2008 there remained $81,267 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately two years.

No non-employee based stock awards were granted in the first nine months of 2008.

Total stock based compensation for the first nine months of 2008 was $68,890, of which $14,074 related to the stock options granted as a result of the McAleer acquisition, and $54,816 related to employee stock compensation.

NOTE 5 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS

Bank Credit Facilities

In 2005, in order to support the activities of the reverse acquisition and provide for future borrowing needs, the Company entered into a line of credit facility with a bank. This facility has been increased from time to time to support the growing needs of an expanding company. The Company could borrow up to 80% of accounts receivable balance and up to 50% of inventory, not to exceed facility limits.

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

On June 30, 2008, the Company entered into agreements to once again extend the maturity date of the line of credit facility from June 30, 2009 to June 30, 2010. On September 11, 2008, the Company entered into a modification of the line of credit facility. The modification temporarily increased the credit facility from $7.0 million to $8.0 million until November 30, 2008 to support the collection cycle for increased receivables generated during the summer, the seasonally high point of CSI’s business. The modification increased availability by increasing the amount of inventory includable in the Credit Facility’s borrowing base from $1.0 million to $2.0 million.

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

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectability; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bore interest at LIBOR plus 2.50% (4.99%) at September 30, 2008, and LIBOR plus 2.50% (7.73%) at December 31, 2007, payable monthly.

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

The amount outstanding on the notes payable to the bank was $837,310 at September 30, 2008 and $1,046,904 at December 31, 2007.

Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2008	$72,887
2009	306,235
2010	458,188

Total Principal Payments	$837,310

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year beginning December 31, 2007. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2007. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management believes the Company complied with these current covenants at September 30, 2008, and December 31, 2007.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $6,792,000 and $575,000 of outstanding draws under the facility as of September 30, 2008 and December 31, 2007, respectively.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $1,950,400 at September 30, 2008. Although the Company possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity. Following the original maturity date, the Company paid a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time the Company has also deferred the payment of interest to preserve working capital. Specifically, the Company took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently, the Company paid this and other interest due and no interest was in arrears as of September 30, 2008.

On April 23, 2008, we and each of the holders of the subordinated notes entered into a letter agreement which extended the maturity date of such notes until March 31, 2009. Each note holder also waived existing and past payment defaults and the notes will continue to bear interest at the default rate of 15%. In exchange for the extension and waiver, the Company made principal payments on the subordinated notes totaling $300,000, paid pro-rata among the note holders.

Off Balance Sheet Instruments

As of September 30, 2008, for the periods reported, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 7.

Related Party Transactions

During the first and second quarter of 2008 the Company made interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of which are executive officers, and Barron, who owns all of the Company’s preferred shares. These interest payments were made on the subordinated notes payable associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of September 30, 2008. In 2008, interest payments to the five original shareholders of CSI – South Carolina totaled $159,503 and interest payments to Barron totaled $159,503.

NOTE 6 – PREFERRED STOCK AND RELATED WARRANTS AND RETAINED EARNINGS

Warrants

On February 11, 2005, pursuant to the terms of a Preferred Stock Purchase Agreement with Barron, we issued to Barron common stock purchase warrants to purchase a total of 7,217,736 shares of our common stock.

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

Activity related to the common stock purchase warrants for the nine month period ended September 30, 2008 and outstanding balances is as follows:

Common Stock Purchase Warrants
	Warrant A1	Warrant A2	Warrant B1	Warrant B2
Exercise Price	$1.3972	$0.70	$2.0958	$0.85
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010

Warrant related activity for the nine months ended September 30, 2008
	Warrant A1	Warrant A2	Warrant B1	Warrant B2
Outstanding at December 31, 2007	2,000,000	555,068	2,000,000	1,608,868
Exercised – first nine months 2008	—	—	—	—

Outstanding at September 30, 2008	2,000,000	555,068	2,000,000	1,608,868

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

The Company’s obligation to maintain an effective registration statement is until February 11, 2009.

NOTE 7 – COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At September 30, 2008, future minimum lease payments under non-cancelable leases were:

2008	$134,341
2009	506,016
2010	497,439
2011	238,023

Total	$1,375,819

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

On June 20, 2007, the Company and Chuck Yeager Real Estate amended the operating lease agreement, originally entered into on November 30, 2005, to include an additional 12,544 square feet of warehouse space. The lease of the additional warehouse space was the result of carrying additional inventory and increased monthly rent by approximately $2,400. While the lease on the additional space was scheduled to expire on August 31, 2007, the Company extended the lease until December 31, 2007. On April 1, 2008 the Company terminated the lease of this additional warehouse space, and entered into a one year lease with Edge Developments, LLC for 18,000 square feet of warehouse space located at 903B East Main Street, Easley, SC. The terms of this lease require monthly payments of $3,900, which are included in the schedule above, and are scheduled to expire on March 31, 2009, at which time the Company may choose to extend the lease.

On April 1, 2008, in connection with the acquisition of ICS (Note 3), the Company entered into a lease with Byers Properties, LLC for the lease by the Company of the former facilities of ICS. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease begins April 1, 2008 and runs for a period of three years through March 2011. The lease calls for annual rent of $79,875, payable monthly. The leased property consists of a single-story brick building located on 2.57 acres in Triangle Industrial Park at 8518 Triad Drive, Colfax, North Carolina. The building comprises 7,207 square feet, with approximately 300 square feet being warehouse space. The future minimum lease payments under this lease are included in the schedule above. For further details on the acquisition of ICS see Note 3 – Acquisitions.

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. The future minimum lease payment for leases executed under the program as of September 30, 2008 is included in the schedule above.

Purchase Commitments

The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. Currently we have purchase order commitments to Promethean, one of our major suppliers, for interactive whiteboard inventory of $12.3 million in 2008, with $1.5 million of the commitment remaining in 2008. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Executive Officer Employment Agreements

The Company entered into separate employment agreements with each of the four most highly compensated executive officers on February 11, 2005, in conjunction with the closing of the reverse merger. The term of all the employment agreements was three years, expiring on February 10, 2008. The agreements renewed for a one year term automatically upon the expiration of the initial term. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at September 30, 2008, excluding bonuses, was approximately $323,750.

NOTE 8 – SEGMENT INFORMATION

CSI is organized into the two reportable segments: Software applications and Technology solutions. Below is a description of the types of products and services from which each reportable segment derives its revenues.

Software applications segment

Through our Software applications segment, we report the results of the development, sales, and deployment and provision of ongoing support of our software applications, fund accounting based financial management software, standards based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management and Microsoft SharePoint deployments. Through this segment we also report the results of operations related to complimentary third-party applications and services we resell.

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

The following tables summarize information about segment income for the three and nine month periods ended September 30, 2008 and 2007; and assets allocated to segments as of September 30, 2008 and 2007.

Amounts in thousands	Software Applications	Technology Solutions	Total Company
Three months ended September 30, 2008:
Net sales and service revenue	$3,256	$13,466	$16,722
Gross profit	1,317	2,024	3,341
Segment income	129	857	(*	)
Segment assets	12,453	14,776	27,229

Three months ended September 30, 2007:
Net sales and service revenue	$2,634	$12,718	$15,352
Gross profit	1,219	1,828	3,047
Segment income	186	900	(*	)
Segment assets	7,265	9,211	16,476

Amounts in thousands	Software Applications	Technology Solutions	Total Company
Nine months ended September 30, 2008:
Net sales and service revenue	$10,119	$36,217	$46,336
Gross profit	4,378	6,614	10,992
Segment income	837	3,469	(*	)
Segment assets	12,453	14,776	27,229

Nine months ended September 30, 2007:
Net sales and service revenue	$8,168	$35,937	$44,105
Gross profit	3,579	6,024	9,603
Segment income	508	3,469	(*	)
Segment assets	7,265	9,211	16,476

* See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
Amounts in thousands	September 30, 2008	September 30, 2007
Segment income:
Software applications segment	$129	$186
Technology solutions segment	857	900

TOTAL SEGMENT INCOME	986	1,086
Less: Merger and compliance costs
Stock based compensation	(5)	(1)
Acquisition expenses	(13)	—
Professional and legal compliance and litigation related costs	(103)	(42)

OPERATING INCOME Per consolidated Statements of Operations	$865	$1,043

	Nine Months Ended
Amounts in thousands	September 30, 2008	September 30, 2007
Segment income:
Software applications segment	$837	$508
Technology solutions segment	3,065	3,469

TOTAL SEGMENT INCOME	3,902	3,977
Less: Merger and compliance related costs
Stock based compensation	(14)	(92)
Acquisition expenses	(46)	(9)
Professional and legal compliance costs	(337)	(423)

OPERATING INCOME Per consolidated Statements of Operations	$3,505	$3,453

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

Through our Software applications segment, we report the results of operations related to our internally developed software, including an allocation of overheads. Our internally developed software consists of fund accounting based financial management software, standards-based lesson planning software and solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management and Microsoft SharePoint deployments. Our primary software, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund,” or by source and purpose of funding. Our fund accounting software is used primarily by public sector and not-for-profit entities. Our client base for our financial management software consists principally of K-12 (kindergarten through grade 12) public education and local government organizations, including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients. Through our Software applications segment, we also provide standards based lesson planning software. The software is designed to allow education professionals to create, monitor, and document lesson plans and their compliance with a state’s curriculum standards including what standards have been met or need to be met. These applications are offered principally to our education clients. Our solutions for single sign-on application access management provide the ability to eliminate the need for users to sign on to every application separately (thereby allowing “single sign-on”) and provides for other efficiencies related to setting-up and controlling user access. Additionally, we rebrand and resell other software applications and services including application delivery, data recovery, warm-site and other applications focused solutions and report the results through our Software applications segment.

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

Software Applications Segment

Our Software applications segment develops accounting and administrative software applications that are designed for organizations that employ fund accounting. These organizations are primarily municipalities, school districts and local governments. Specific software modules include:

•	General (or “Fund”) Ledger;

•	Accounts Payable;

•	Purchasing;

•	Payroll;

•	Personnel;

•	Employee Absence/Substitutes;

•	Inventory

•	Utility Billing; and

•	Other specialty modules designed for government markets.

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

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology solutions segment when compared to the Software applications segment. Gross margins for the Software applications segment were 40.4% and 43.3% for the three and nine month periods ended September 30, 2008, while margins for our Technology solutions segment were 15.0% and 18.3% for the same periods. Gross margins for the Software applications segment were 46.3% and 43.8% for the three and nine month periods ended September 30, 2007, while margins for the Technology solutions segment were 14.4% and 16.8% for the same periods.

We believe the combined efforts of our Technology solutions segment with that of our Software applications segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see “—D. Financial Performance” below.

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

Our long-term strategy is to pursue a national presence. Our primary, initial focus has been on the southeast region of the United States. As a result of our acquisitions, we have expanded our reach into the southeastern states significantly and are beginning to look at other areas of the United States as well. Additionally with our latest acquisition we have added a small number of customers outside our main southeast footprint, including a few new customers in Canada and one in the United Kingdom. Not all solutions are marketed to all states; however, we continue to expand the number of solutions offered in each area as resources and expanding vendor relationships permit.

By strategically combining our internally developed software applications with our ability to integrate computer, networking and other hardware solutions, we have been successful in providing software or hardware solutions primarily in the states of South Carolina, North Carolina and Georgia.

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

As previously disclosed, on January 2, 2007 we acquired the business operations of McAleer Computer Associates, Inc. (“McAleer”), based in Alabama. We believe the acquisition of this leading provider of fund accounting based financial management software to the K-12 education sector in seven southeastern states fits within our acquisition strategy. McAleer and the acquisition transaction are discussed in more detail in our latest Annual Report filed on Form 10-K.

Also as previously disclosed, in furtherance of our acquisition strategy, on March 31, 2008, we consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS Systems, Inc. (“ICS”). ICS, located in Colfax, North Carolina (near Greensboro), was a developer, provider and consultant with respect to fund accounting and billing software for the local government market space in that state. We sometimes refer to the former ICS operations as “CSI-Greensboro.” The ICS transaction is discussed in more detail in Note 3 to our unaudited consolidated financial statements included in this Form 10-Q.

Also as previously disclosed, in furtherance of our acquisition strategy, on August 12, 2008, we consummated the acquisition effective August 14, 2008 of substantially all the assets and business operations of Version3, Inc. (“Version3”). Version3 located in Columbia, South Carolina, was a developer, provider and consultant with respect to solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management and Microsoft SharePoint deployments. CSI was a reseller of Version3 solutions due to the application of the products to its education market segment. The Version3 transaction is discussed in more detail in Note 3 to our unaudited consolidated financial statements included in this Form 10-Q.

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

Software Modifications Required by Geographic Expansion

We have achieved the most significant penetration in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. To do so, we may have to modify our existing fund accounting programs to accommodate differences in state laws, regulations and taxation. We anticipate needing to make additional investment in software development to accomplish this. However, we plan to make the changes when we have firm orders in an area in an attempt to maximize return on investment as quickly as possible. We are currently converting our programs to the Microsoft.Net programming and SQL database language, but do not yet have all modules ready for release. As a result, some jurisdictional related changes have been made in 2008 and may be required to be made in both our current and .Net platforms through 2009, when we anticipate all modules will be converted.

Conversion of our Accounting+Plus software to Microsoft .Net Programming and SQL Database Language

We have already completed the conversion of the majority of our core accounting, personnel, and K-12 specific modules to Microsoft.Net Programming and SQL database language. The completed modules are now installed in full release. We are prepared to install the completed modules in entities which do not have an immediate need for other integrated modules not yet converted. In addition, the completed modules have the functionality necessary to handle school activity funds, such as student clubs, organizations and athletics. Many school activity personnel use packages independent of the school’s accounting packages, which may be cumbersome, or lack functionality. We anticipate completing most of the remaining modules throughout 2009.

Maintaining Margins and Volume

In 2007, we experienced a significant increase in sales of interactive whiteboard solutions and to a lesser degree sales of IP Telephony solutions, as well as increased sales of engineering services related to both product solutions. Both product lines, IP Telephony and interactive whiteboard solutions, have become subject to increased competition as more product manufacturers have recognized product potential and have entered these markets. Favorably, our margins have fluctuated by only a few (typically less than five, and often less than one) percentage points on a quarterly and annual basis. In order to maintain and improve our margins, we continue to search for new and innovative, and initially higher margin, products to augment those that become mature, or we need to increase our revenues or our personnel utilization to achieve greater economies of scale. We also intend to continue our focus on existing higher margin areas such as engineering services and sales of software solutions and related services. While we cannot predict success in achieving these goals, as opportunities arise we take actions to maintain and improve our margins. These include expanding our geographic reach, increasing the size of and reorganizing our sales force to focus on more products backed by product specialists, increasing telemarketing efforts, improving our sales tools, and identifying additional product and service areas. We are focused on increasing margins, but ultimately we are looking to increase profits by leveraging existing and an increasing number of customer relationships by taking advantage of cross-sell opportunities with a variety of products and services. We are focusing primarily on those customers for whom we can provide ongoing support and higher margin integration and other engineering services.

Additionally in 2007, a considerable percentage of the significant increase in sales of interactive whiteboard solutions related to a select number of large projects, initiated by school districts, involving their implementation of the new technology. Due to the size and nature of these projects, we were able to achieve certain economies of scale that resulted in substantially improved margins and increased gross profits. The challenge in future periods will be to secure similar large opportunities or a greater number of smaller implementations. We have therefore developed a strategy focused on both large opportunities and a greater number of smaller opportunities. This strategy includes focusing certain members of our sales team’s efforts specifically on the interactive whiteboard solution product line in an effort to increase market penetration and continue the growth of interactive whiteboard sales. We are also making efforts to take advantage of opportunities which may arise to expand our geographic reach with this product line. Prior to 2007, we were authorized to sell interactive whiteboard products by our partner on an exclusive basis in two states, South Carolina and North Carolina. In early 2008, we entered into an affiliate relationship with another vendor whereby we would participate in the opportunity to sell these solutions in certain counties within the state of Alabama. Also, in the first nine months of 2008 our revenues have increased only slightly from increases in the number of smaller dollar sales from all segments combined, to offset the very large orders in the prior year. However, with fewer projects of similar size to those very large ones in the prior year, revenues have been up, but not to the level we would prefer. We continue to invest in efforts to improve our top line performance, including recruiting sales talent and increasing marketing efforts, and expect these efforts to pay off in future periods. We also continue to look to acquisitions to enhance our growth.

Technology and Software Budgets

While federal, state and local funding can vary from year to year, and technology and software budgets have been challenged during the last few years, we have sensed a steady improvement in the discretionary funds that are available to our potential clients. These discretionary funds, coupled with our clients’ desire to improve or implement technology and software tools into their individual environments, have provided growth for our business. We recognize that future changes in funding could improve or strain technology budgets. For example, an economic slow down, such as our country is currently experiencing, could result in a decline in spending by our educational and local government client base. However, since such spending is generally based on tax revenues which do not always correlate immediately or directly with changes in the economy, the impact is generally reduced when compared to the impact on those vendors whose client base consists primarily of private sector businesses. In the current year, we have experienced some delays in orders due to budget constraints. We cannot predict the impact changes in funding may have on our business.

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our unaudited consolidated financial statements as of and for the period ended September 30, 2008 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

Disclosure Regarding Segments

The Company reports its operations under two operating segments: the Software applications segment and the Technology solutions segment. See “A. Introduction – Products and Services” and “– Organization” for more detailed discussions regarding our segments.

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

Long-term Payment Arrangements

Our primary customer base consists of local government and education entities whose source of funding (local taxes and federal funding) is generally assured; accordingly the risk of uncollectability is lower than that of businesses selling primarily to non-government entities. The Company has an ongoing practice of providing financing for certain purchases under notes receivable or long term leases typically ranging from 3 to 5 years, subject to review of its exposure under such facilities and cash flow availability or needs at the time of such purchases. Such amounts have not constituted a significant portion of its account balances, and the Company has historically never experienced a default under such arrangements. The Company recognizes revenue under these arrangements when the criteria noted under Software License Revenues and Computer Hardware Sales Revenues above is met, in accordance with SOP 97-2, as amended by SOP 98-9.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 5 to our unaudited financial statements for the period ended September 30, 2008 and under “—E. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

D. Financial Performance

Overview

Our revenues increased $1.4 million or 9% to $16.7 million for the third quarter of 2008 compared to the same period of the prior year. The revenue increase was due to 24% growth in software service and support revenues, and a 6% increase in technology sales from increased sales of infrastructure solutions. Of the 24% increase in software sales for the third quarter 2008, the new addition of the CSI-Greensboro operations added 7%, and the newly acquired Version3 operations added 4%, with the organic growth from our CSI-Easley and Mobile software operations (operations ongoing before the CSI-Greensboro and Version3 acquisitions) contributing the remaining 13%. Revenues for the nine month period ended September 30, 2008 of $46.3 million increased $2.2 million or 5% compared with the same period in the prior year. This increase is primarily due to the increased revenue generated from the software segment, up 24%, and an increase of 1.0% in technology revenues primarily from increased infrastructure solutions sales. Of the 24% increase in software segment revenues for the nine months, the CSI-Greensboro operations added 3% and the Version3 operations added 1%, with the remaining 20% coming from increased CSI-Easley and Mobile software revenues.

Gross profit for the third quarter of 2008 improved by $0.3 million, or 10%, to $3.3 million. The improvement was due to the increased volume and improved margin in the technology segment (which experienced an increase in gross profit of 11%) and the increased volume of services and support in the Software applications segment (which experienced an increase in gross profit of 8%) including the addition of software profits generated by the acquired operations (which improved software segment gross profit by 5%). Gross profit for the nine month period ended September 30, 2008 increased by $1.4 million or 14% to $11.0 million. This increase was primarily related to the increased volume in the Software applications segment (which experienced an increase in gross profit of 22%) including the addition of acquired operations (which improved software segment gross profit by 4%). An improvement in Technology solutions gross profit (10%) added to the increase.

Operating income for the third quarter of 2008 decreased 17% from the same period in the prior year, declining $0.2 million to $0.9 million. The decrease came from third quarter increased investment in sales and marketing efforts and expanded technology operations in our extended geographic region, which was expanded by the CSI-Mobile acquisition in the prior year, increased sales commissions, and increased travel and mobile costs. The decline also reflects increased administrative and IT personnel costs to support SOX and a larger organization, and increased franchise and business license taxes and other miscellaneous costs related to the significant increase in operations and growth in revenues in the prior year. The addition of selling, general and administrative costs from the acquired operations also contributed to the decrease. Operating income for the first nine months of 2008 improved $52,000, or 1%, over the same period in the prior year, to $3.5 million. This increase resulted from the increases in gross profits, and decrease in operating expenses as a percent of sales in the first quarter, partially offset by the second and third quarter’s declines from investments in growing the business operations and geographic penetration. Further analysis of financial performance, including additional segment information, is discussed below in subsequent sections of this report.

Consolidated Results of Operations for the Three Months Ended September 30, 2008 and 2007

	Three Months Ended
Amounts in thousands	September 30, 2008	September 30, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$16,722	$15,352	$1,370
GROSS PROFIT	3,341	3,047	294
OPERATING INCOME	865	1,043	(178)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			1,370
Cost of sales excluding depreciation, amortization, and capitalization			(957)
Depreciation and amortization			(81)
Capitalization of software			(38)

			294
Operating Expenses:
Salaries, wages, and benefits			(180)
Stock based compensation			(3)
Acquisition expenses			(13)
Compliance related costs			(61)
Sales consulting fees			20
Marketing expenses			(15)
Travel and mobile costs			(71)
Depreciation and amortization			(47)
Other SG&A expenses			(102)

			$(178)

Revenues

Total revenues in the third quarter of 2008 increased $1.4 million or 9% in comparison with the third quarter of 2007 to $16.7 million. This net increase included a $0.6 million increase in software services and support and a $0.8 million increase in hardware sales and support through the Technology solutions segment, primarily from increased sales of infrastructure solutions. Included in the software segment results were increased sales of $0.2 million from the CSI-Greensboro acquisition and $0.1 million from the Version3 acquisition. The remaining $0.3 million increase in that segment was from organic growth.

Gross Profit

Gross profit in the third quarter of 2008 increased $0.3 million or 10% in comparison with the third quarter of 2007 to $3.3 million. The increase was driven by increased sales in the software segment, and increased sales in the technology segment from increased sales of infrastructure solutions. Increased margin in the technology segment added to the improvement from sales volume. This improvement was partially offset by decreased margins in the software segment from reduced new product sales, primarily of third-party solutions sold. Increases were also partially offset by increased amortization related to increased capitalization of costs associated with the .Net Microsoft SQL (application programming language and database) conversion effort for the CSI-Easley software operations and amortization of developed software assets purchased in acquisitions.

Operating Expenses

Operating expenses increased approximately $0.5 million, or 24%, in the third quarter of 2008 compared to the third quarter of 2007. The above table analyzes the major items that account for this increase. The majority of the increase came primarily from increased salaries, wages and benefits, marketing and travel and mobile costs. In the third quarter of 2008, we increased investment in sales and marketing efforts in our extended geographic region, which was expanded by the CSI-Mobile acquisition in the prior year. We also experienced increased travel to support expansion efforts. Increased administrative and IT personnel costs to support SOX and a larger organization, in addition to the expansion efforts, contributed to the increase in salaries and wages, compared to the same period of the prior year. Compliance related costs increased with board compensation recognized currently, compared to previously vested stock through the prior year (based on the initial method of compensation agreed to in our reverse merger which took us public) and consulting to improve reporting efficiencies. Other selling, general and administrative costs increased due to increased franchise and business license taxes and other miscellaneous costs related to the significant increase in operations and growth in revenues in the prior year. These increases were partially offset by a decrease in the accrual for company-wide bonuses. The addition of selling, general and administrative costs from the recently acquired operations contributed approximately $0.2 million spread among the major categories. The increased operating costs resulted in a decrease in operating income of $0.2 million or 17% compared to the prior year’s third quarter, driven by the investment for, in the opinion of management, improved long-term performance.

Segment Information

CSI is organized into the two segments: Software applications and Technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
Amounts in thousands	September 30, 2008	September 30, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,256	$2,634	$622
GROSS PROFIT	1,317	1,219	98
OPERATING INCOME	129	186	(57)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			622
Cost of sales excluding depreciation, amortization, and capitalization			(414)
Depreciation and amortization			(73)
Capitalization of software			(37)

			98

	Three Months Ended
Amounts in thousands	September 30, 2008	September 30, 2007	Increase (Decrease)
Operating Expenses:
Salaries, wages, and benefits			(53)
Marketing expenses			12
Travel and mobile costs			(5)
Depreciation and amortization			(37)
Other SG&A expenses			(72)

			$(57)

Revenues improved by $0.6 million, or 24%, from increased services and support. Of the increase, the acquisition of the CSI-Greensboro operations added $0.2 million and the acquisition of Version3 added $0.1 million.

Just over half of the increase in cost of sales came from the addition of the CSI-Greensboro and Version3 operations. Increased amortization expense and increased salaries, wages and benefits related to the support for the .Net Microsoft SQL (application programming language and database) conversion effort, and for increased installation and training efforts, and amortization of developed software assets purchased in the acquisitions also contributed to the increase in cost of sales. The gross margin for the third quarter of 2008 was 40.4% compared to 46.3% in the prior year’s third quarter.

Operating expenses increased primarily from the increased commissions related to the improved sales results and the addition of the acquired operations. These increases were partially offset by a decrease in the company-wide bonus accrual. The segment experienced a decrease in operating income of 30% due to the previously discussed $0.1 million reduction from the initial absorption of the Version3 operations, which is expected to generate improved performance as economies of scale are gained through the broader CSI distribution which has only just begun.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
Amounts in thousands	September 30, 2008	September 30, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$13,466	$12,718	$748
GROSS PROFIT	2,024	1,828	196
OPERATING INCOME	857	900	(43)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			748
Cost of sales excluding depreciation, amortization, and capitalization			(544)
Depreciation and amortization			(8)

			196

Operating Expenses:
Salaries, wages, and benefits			(127)
Sales consulting fees			20
Marketing expenses			(27)
Travel and mobile costs			(66)
Depreciation and amortization			(10)
Other SG&A expenses			(29)

			$(43)

Technology revenues increased from third quarter 2007 by $0.7 million, or 6%. The increase in new hardware sales was attributed to an increase in infrastructure solutions sales, partially offset by a decline in interactive whiteboard solutions sales. The number of smaller-dollar sales transactions of interactive whiteboard systems was insufficient to surpass the impact of a large-dollar district-wide implementation in the prior year’s same quarter.

The decrease in sales was accompanied by a decrease in cost of sales for the related products. Favorable changes in product mix toward higher margin engineering services and support improved the margins from 14.4% in the prior year’s third quarter to 15.0% in the third quarter of 2008, offsetting the impact of reduced volume of interactive whiteboard solutions sales on gross profit.

The increase in salaries and wages, marketing and travel and mobile in operating expenses was related primarily to increased sales efforts across a broader geographic area. Increased franchise taxes and business license costs following the large jump in the size of the technology business in the prior year impacted other SG&A. These increases were partially offset by a decrease in the accrual for company-wide bonuses. The increased operating costs resulted in a 5% decrease in segment operating income compared to the prior year’s third quarter.

The following tables summarize information about segment profit and loss for the quarters ended September 30, 2008 and 2007.

Amounts in thousands	Software Applications	Technology Solutions	Total Company
Three months ended September 30, 2008:
Net sales and service revenue	$3,256	$13,466		$16,722
Gross profit	1,317	2,024		3,341
Segment income	129	857		(*)

Three months ended September 30, 2007:
Net sales and service revenue	2,634	12,718		15,352
Gross profit	1,219	1,828		3,047
Segment income	$186	$900	$	(*)

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
Amounts in thousands	September 30, 2008	September 30, 2007
Segment income:
Software applications segment	$129	$186
Technology solutions segment	857	900

TOTAL SEGMENT INCOME	986	1,086
Less: Merger and compliance costs
Stock based compensation	(5)	(1)
Acquisition expenses	(13)	—
Professional and legal compliance and litigation related costs	(103)	(42)

OPERATING INCOME Per consolidated Statements of Operations	$865	$1,043

Interest and Other Income and Expenses

Interest expense increased in the third quarter of 2008 compared to the third quarter of 2007 by $11,000, or 8%, due primarily to increased borrowings. Borrowings increased to support increased sales and longer collection cycles driven by longer project and collection timelines occurring in part from increased activities funded by the Schools and Libraries Division of the Federal Government, which have a longer turn-around time on approvals for payment.

Income Taxes

Income taxes increased by $40,000 or 17%, in the third quarter of 2008 compared to the third quarter of 2007. The increase was due to a lower effective tax rate in the prior year with a change in estimate at that time related to the portion of items not deductible and the deductibility of certain equity transaction related costs previously incurred.

Net Income and Earnings per Share

Net income decreased to $0.4 million for the third quarter of the current year, down $0.2 million or 35% over the same period of the prior year. The decrease was primarily a result of the increased investment for deeper penetration of CSI’s expanded geographic footprint.

Basic earnings per share declined from $0.19 in the third quarter 2007 to $0.08 in the third quarter of 2008, primarily due to the decline in net income, and an increase in the number of basic shares outstanding following exercise of warrants in late 2007 and issuance of common stock for the acquisitions in 2008. Diluted earnings per share decreased from $0.05 in the third quarter of 2007 to $0.03 in the third quarter of 2008 for the same reasons basic earnings per share declined.

Consolidated Results of Operations for the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended
Amounts in thousands	September 30, 2008	September 30, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$46,336	$44,105	$2,231
GROSS PROFIT	10,992	9,603	1,389
OPERATING INCOME	3,505	3,453	52

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			2,231
Cost of sales excluding depreciation, amortization, and capitalization			(651)
Depreciation and amortization			(217)
Capitalization of software			26

			1,389

Operating Expenses:
Salaries, wages, and benefits			(846)
Stock based compensation			78
Acquisition expenses			(38)
Compliance related costs			86
Sales consulting fees			(2)
Marketing expenses			(57)
Travel and mobile costs			(131)
Depreciation and amortization			(94)
Other SG&A expenses			(333)

			$52

Revenues

Total revenues in the first nine months of 2008 increased $2.2 million or 5% in comparison with the first nine months of 2007 to $46.3 million. This net increase included a $2.0 million increase in Software applications segment sales, and a $0.3 million increase in Technology solutions segment sales. Technology solutions segment sales increased primarily from increased infrastructure solutions sales, related engineering services and support, partially offset by reduced sales of interactive whiteboard solutions. An increased number of smaller-dollar interactive solutions sales transactions in the first nine months of 2008 were not sufficient to offset the benefit carried into the first quarter of 2007 of a larger backorder at year end 2006 and an additional large dollar district-wide implementation of interactive whiteboard solutions in the second quarter of 2007. The increase in the Software applications segment was primarily due to increases in all areas including a small increase in software product sales and larger increases in services, and support. The acquisition of the CSI-Greensboro operations in the second quarter of 2008 added $0.5 million of software revenues, while the acquisition of the Version3 acquisition mid-way through the third quarter of 2008 added $0.1 million, with the remaining $1.4 million of the increase from organic growth.

Gross Profit

Gross profit in the first nine months of 2008 increased $1.4 million or 14% in comparison with the first nine months of 2007 to $11.0 million. The increase in software gross profit was driven by the corresponding increase in revenues, while the increase in hardware gross profit was driven by the shift in product mix toward more engineering services. The gross margin increased from 21.8% in 2007, to 23.7% in 2008. The change in margins was primarily due to the higher volume of Software applications segment revenues and the shift in product mix in the Technology solutions segment to higher margin infrastructure products and engineering services. These increases were partially offset by increased amortization related to increased capitalization of costs associated with the .Net Microsoft SQL (application programming language and database) conversion effort for the CSI-Easley software operations and amortization of developed software assets purchased in acquisitions.

Operating Expenses

Operating expenses increased approximately $1.3 million, or 22%, in the first nine months of 2008 compared to the first nine months of 2007. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in salaries, wages and benefits, while sales consulting fees, marketing and travel and mobile, depreciation and amortization and other selling, general and administrative expenses added to the increase. These areas all increased as a result of growth of the business and to a greater degree, increased investment in the larger geographic region and expanded potential customer base from the addition of the CSI-Mobile operations in 2007. These increases were partially offset by a decrease in the accrual for company-wide bonuses and a decrease in stock-based compensation costs associated with the 2005 reverse merger, which applied primarily to services for which compensation, including board compensation vested in early 2007, 2006 and 2005 and for which no additional awards were granted significantly impacting 2008. Other offsets included a decrease in compliance costs with less efforts expended on outsourced Sarbanes-Oxley compliance and more efficient registration work, partially offset by a shift in board compensation from equity to cash, to at least temporarily, defray the tax related cash impact of prior all-equity awards. Improvements in gross profits for both the software and technology segments for the nine months sufficiently offset the increased operating costs — including from investments for a broader geographic reach and related to acquisitions — to achieve a 1% increase in operating income compared to the first nine months of the prior year.

Segment information

CSI is organized into the two segments: Software applications and Technology solutions.

Software applications segment

	Nine Months Ended
Amounts in thousands	September 30, 2008	September 30, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$10,119	$8,168	$1,951
GROSS PROFIT	4,378	3,579	799
OPERATING INCOME	837	508	329

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			1,951
Cost of sales excluding depreciation, amortization, and capitalization			(985)
Depreciation and amortization			(193)
Capitalization of software			26

			799

Operating Expenses:
Salaries, wages, and benefits			(199)
Marketing expenses			(10)
Travel and mobile costs			13
Depreciation and amortization			(64)
Other SG&A expenses			(210)

			$329

Revenues improved by $2.0 million, or 24%, primarily due to increased services and support revenues. Increased sales of internally developed software, and third-party products added to the increase. The acquisition of the CSI-Greensboro operations was responsible for $0.5 million of the increase, while the acquisition of the Version3 operations added $0.1 million, with the remaining $1.4 million of the increase due to organic growth.

About one fourth of the increase in cost of sales came from the addition of the acquired operations. Increased amortization expense of both developed and acquired software and increased salaries, wages and benefits related to the support for the .Net Microsoft SQL (application programming language and database) conversion effort and for increased installation and training efforts, along with increased costs associated with improved sales of third-party products, also contributed to the increase in software cost of sales. The margin for the first nine months of 2008 was 43.3% compared to 43.8% in the first nine months of the prior year, impacted by the cost increases above, and traditionally lower margins for the CSI-Greensboro operations compared to those of CSI prior to the acquisition.

Operating expenses increased primarily from the increased salaries and wages and commissions related to the improved sales results and the addition of the acquired operations, increased marketing to a broader geographic area and customer base, and from increased depreciation and amortization related to acquired assets. These increases were partially offset by a reduced accrual for company-wide bonuses. The segment experienced an increase in operating income of 65% due primarily to the improvements in software product sales and related services previously discussed.

Technology solutions segment

	Nine Months Ended
Amounts in thousands	September 30, 2008	September 30, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$36,217	$35,937	$280
GROSS PROFIT	6,614	6,024	590
OPERATING INCOME	3,065	3,469	(404)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			280
Cost of sales excluding depreciation, amortization, and capitalization			334
Depreciation and amortization			(24)

			590

Operating Expenses:
Salaries, wages, and benefits			(647)
Sales consulting fees			(3)
Marketing expenses			(46)
Travel and mobile costs			(141)
Depreciation and amortization			(30)
Other SG&A expenses			(127)

			$(404)

Technology revenues in the first nine months of 2008 increased over the first nine months of 2007 by $0.3 million, or 1% to $36.2 million. Technology solutions sales increased primarily from increased sales of and engineering services related to infrastructure solutions. These increases were partially offset from reduced sales of interactive whiteboard solutions. An increased number of smaller-dollar interactive solutions sales in the first nine months of 2008 were not sufficient to offset the benefit carried into the first quarter of 2007 of a larger backorder at year end 2006 and an additional large dollar district-wide implementation of interactive whiteboard solutions in the second quarter and continued into the third quarter of 2007.

The decreased cost of sales came from the shift to inventorying interactive whiteboards to take advantage of volume pricing commitment discounts in place before the first quarter of 2008, but not in the first quarter 2007, and shifts in product mix. These changes pushed margins higher for the full nine months from 16.8% in the prior year to 18.3% in 2008.

The increase in salaries and wages, sales consulting fees, marketing and travel and mobile in operating expenses was related primarily to increased sales efforts across a broader geographic area. Increased franchise taxes and business license costs following the large jump in the size of the technology business in the prior year impacted other SG&A. The increased operating costs resulted in a 12% decrease in segment operating income compared to the prior year’s first nine months.

The following tables summarize information about segment profit for the nine months ended September 30, 2008 and 2007 and assets allocated to segments as of September 30, 2008 and 2007.

The changes in segment assets came primarily from the following:

•

Segment assets in the Software applications segment increased primarily from the asset purchases of McAleer, ICS and Version3. This included increases in property, plant and equipment, computer software, goodwill and intangible assets.

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

Amounts in thousands	Software Applications	Technology Solutions	Total Company
Nine months ended September 30, 2008:
Net sales and service revenue	$10,119	$36,217	$46,336
Gross profit	4,378	6,614	10,992
Segment income	837	3,469	(*	)
Segment assets	$12,453	$14,776	$27,229

Nine months ended September 30, 2007:
Net sales and service revenue	$8,168	$35,937	$44,105
Gross profit	3,579	6,024	9,603
Segment income	508	3,469	(*	)
Segment assets	$7,265	$9,211	$16,476

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Nine Months Ended
Amounts in thousands	September 30, 2008	September 30, 2007
Segment income:
Software applications segment	$837	$508
Technology solutions segment	3,065	3,469

TOTAL SEGMENT INCOME	3,902	3,977
Less: Merger and compliance costs
Stock based compensation	(14)	(92)
Acquisition expenses	(46)	(9)
Professional and legal compliance and litigation related costs	(337)	(423)

OPERATING INCOME Per consolidated Statements of Operations	$3,505	$3,453

Interest and Other Income and Expenses

Interest expense decreased in the first nine months of 2008 compared to the first nine months of 2007 by approximately $12, 000, or 2.9%, due to an improved interest rate environment in the financial markets.

Income Taxes

Income taxes increased by approximately $40,000 or 3.4%, in the first nine months of 2008 compared to the first nine months of 2007. This was due to an increased estimated effective tax rate following the dilutive impact of income in more states from geographic expansion, on the South Carolina jobs tax credit which the Company began taking advantage of at the end of 2007.

Net Income and Earnings per Share

The Company reported net income in the first nine months of 2008 of $1.88 million, an increase of $8,000, or 0.4%, compared to net income of $1.87 million for the first nine months of 2007, as a result of the improvement in operating income.

Basic earnings per share declined from $0.53 in the first nine months of 2007 to $0.34 in the first nine months of 2008. The decline was primarily due to the issuance of common shares in connection with the acquisitions in 2008, and an increase in the number of basic shares outstanding following exercise of warrants in late 2007, partially offset by the impact of the improvement in net income. Diluted earnings per share increased from $0.14 for the first nine months of 2007 to $0.15 for the same period of 2008. The diluted earnings per share increased from the improvement in net income coupled with a decrease in the weighted average number of shares outstanding, from the impact of stock prices on the application of the treasury stock method on warrants outstanding, and the reduction in outstanding warrants following exercises in late 2007.

E. Liquidity and Capital Resources

Our strategic plan includes the expansion of the Company both organically and through acquisitions. Due to the long-term nature of investments in acquisitions and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Accordingly, we use debt and equity vehicles in addition to cash flow from operations to fund our growth and working capital needs. Currently our funds for working capital are provided under our $7.0 million revolving line of credit (temporarily increased from $7.0 million to $8.0 million near the end of the third quarter through November 30, 2008 to assist us through our busy season).

Events Impacting Liquidity and Capital Resources

Acquisitions

On March 31, 2008, CSI consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS. The total purchase price was $1,348,000 in cash, and the issuance by the Company of 209,091 shares of the Company’s common stock. We assumed $50,000 of liabilities of ICS.

Effective August 14, 2008, we acquired substantially all the assets and business operations of Version3. The total purchase price was $203,000 in cash and the issuance of 2,153,143, shares of the Company’s common stock, and we assumed $88,000 of liabilities of Version3. The cash portion of the purchase prices were paid at closing with a draw on our line of credit facility.

Our utilization of draws under our bank revolver to fund the cash portion of the purchase price of the acquisitions has reduced our availability under the facility. Increased working capital requirements as a result of anticipated sales growth could put pressure on the adequacy of our bank revolving credit facility. Accordingly, we continue to evaluate other funding options, as discussed below under “—Credit Arrangements—Factors Affecting Capital Needs and Resources.”

Cash Flows

For the nine months ended September 30, 2008 and 2007 the Company had no significant increase in cash and cash equivalents with no significant cash on hand. Since the time of the reverse merger in 2005 the Company has operated in most periods without cash and in reliance on a revolving line of credit facility to fund its day to day working capital needs.

Cash from Operating Activities

Cash used for operating activities totaled $2.8 million in the first nine months of 2008 compared to cash provided by operating activities of $2.2 million in the first nine months of 2007. The decrease, $5.0 million, was due primarily to slower collections due to the lack of prepayment in 2008 as occurred in the prior year, slower collections on hardware from payments made following installations for more solutions sold as bundled projects, and increased work in connection with the E-Rate program of the Schools and Libraries Division of the Federal Government (which typically has a longer collection cycle). Increased investment in inventories for volume purchase discounts also resulted in reduced cash flow from operating activities. Accounts payable and inventories increased primarily as a result of receiving products to take advantage of volume purchasing discounts.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts receivable were a result of the lack of prepayment volume compared to the prior year, as well as slower collections for the reasons previously noted. The increase in inventory was due to the increased commitment for interactive whiteboard products to take advantage of volume purchase discounts. Accounts payable increased due to receiving inventory for volume purchase discounts. Deferred revenue decreased due to fewer billings for support agreements being deferred than at December 31, since the most significant portion of agreements are billed with either a July 1 or January 1 start date.

Cash from Investing Activities

Cash used for investing activities totaled $2.9 million in the first nine months of 2008 compared to $5.2 million in the first nine months of 2007. The decrease of $2.3 million was due primarily to the acquisitions of ICS in the second quarter and Version3 in the third quarter of 2008 requiring significantly less cash then the acquisition of McAleer funded in the first quarter of 2007. On the balance sheet, since year end 2007, property and equipment, capitalized software costs, goodwill and other assets all increased most significantly as a result of the acquisitions of substantially all the assets of ICS and Version3 and related purchase price allocation to the assets and recording of the additions in our financials, in addition to increases in property and equipment to support a larger organization (including improvements driven in part by our efforts to maintain compliance with Sarbanes-Oxley legislation).

Cash from Financing Activities

Cash provided by financing activities netted to $5.7 million in the first nine months of 2008 compared to $3.0 million in the first nine months of 2007. The increase in cash provided of $2.7 million is due to the increased borrowings needed to support working capital needs driven by the increases in accounts receivable and inventory previously discussed.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Three and Nine Month Periods Ended September 30, 2008 and 2007

EBITDA decreased 4% or $0.1 million to $1.4 million for the three months ended September 30, 2008 compared to EBITDA of $1.5 million reported for the same period in 2007. The decrease in EBITDA was primarily due to the decrease in net income over the prior year after adding back the related tax effects of those increases in net income. Adjusted (financing) EBITDA for the quarter ended September 30, 2008 also decreased by 4%, or $0.1 million, to $1.4 million compared to $1.5 million for the prior year for the same reason as the change in EBITDA.

EBITDA increased 8% or $0.4 million to $5.0 million for the nine months ended September 30, 2008 compared to EBITDA of $4.6 million reported for the same period in 2007. The EBITDA increase was due to the increase in net income over the prior year after adding back the related tax effects of those increases in net income, with increases in depreciation and amortization over the prior year also impacting the calculation. Adjusted (financing) EBITDA for the nine months ended September 30, 2008 increased by 6%, or $0.3 million, to $5.0 million compared to $4.7 million for the prior year. The Adjusted EBITDA increase was also driven primarily by the increase in net income and depreciation and amortization over the prior year. The rate of increase in Adjusted EBITDA was lower than that of EBITDA as it excludes the non-cash item stock-based compensation, which declined $0.1 million in the first nine months of 2008 compared to the amount incurred in the same period of the prior year.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Three Months Ended		Nine Months Ended
Amounts in thousands	2008	2007	2008	2007
Reconciliation of Net Income per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income per GAAP	$447	$691	$1,887	$1,879
Adjustments:
Income tax expense (benefit)	269	229	1,206	1,167
Interest expense, net	144	123	407	407
Depreciation and amortization of fixed assets and trademarks	202	132	541	387
Amortization of software development costs	346	287	944	786

EBITDA	1,408	1,462	4,985	4,626

Adjustments to EBITDA to exclude those items in loan covenant calculations:
Stock based compensation (non-cash portion)	5	2	14	92

Adjusted (Financing) EBITDA	$1,413	$1,464	$4,999	$4,718

Credit Arrangements

Credit Facilities

Prior to our going public through the reverse merger, we funded operations through cash flow from operations. In the reverse merger, substantially all of our cash was distributed to the founders in exchange for distributing ownership. Due to continued acquisition activity and the recapitalization of the Company in connection with going public through reverse merger, the Company frequently has no excess cash and relies on its $7.0 million line of credit facility with its bank (temporarily increased to $8.0 million through November 30, or through the collection cycle for the seasonally high business mid-year) to fund its working capital and other funding needs. Accordingly, we now use primarily our working capital facility and term loans to fund our operations. We also use other debt to finance our needs, as described below. See Note 5 to our unaudited consolidated financial statements included herein for more details.

Our current credit facilities consist of:

•

$7.0 million (temporarily $8.0 million) revolving line of credit, of which $6.8 million was drawn and $1.2 million available at September 30, 2008, which bears interest at LIBOR plus 2.5% and matures June 30, 2010;

•	$800,000 equipment note, of which approximately $0.4 million was outstanding at September 30, 2008, which bears interest at 7.85%, and has a three year amortization maturing in January 2010;

•

$486,000 real estate note, of which approximately $0.5 million was outstanding at September 30, 2008, which bears interest at 7.85%, and has a payment based on a 15 year amortization with a balloon payment due in January 2010; and

•

$2.3 million in subordinated notes to Barron Partners LP (“Barron”) and the five founding shareholders, of which $2.0 million remained outstanding at September 30, 2008, which bear interest at 15% and mature March 31, 2009. (In order to conserve capital and borrowing capacity, we refrained from repaying the $2.3 million in subordinated notes upon their initial maturity in May 2006. The note holders have cooperated with our deferral of repayment, which, along with details of subsequent payment activity, is discussed further below under “—Factors Affecting Capital Needs and Resources—Subordinated Promissory Notes.”)

Future Capital Needs

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	$1.2 million available to our operations at September 30, 2008, under our line of credit;

•	inventory purchase commitments in 2008 of $12.3 million, $1.5 million remaining at September 30, 2008;

•	burden of professional and legal compliance costs;

•	the anticipated level of capital expenditures for 2008 of $800,000 ($493,000 expended through September 30, 2008 and $300,000 projected for 2008 fourth quarter);

•	software development costs of approximately $1.1 million;

•	our scheduled debt service;

•	continued cooperation as to the deferral of payments on our subordinated debt;

•	potential future acquisitions; and

•	potential capital inflow from warrant exercises and the possibility that warrant exercises and related proceeds may not be fully realized.

The above items are described in more detail below.

Factors Affecting Capital Needs and Resources:

Credit Facilities. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, and in light of our growth and acquisition strategy, for the foreseeable future we will rely on a line of credit and borrowing facilities.

While we have drawn on our line significantly and paid it down from time to time, we cannot guarantee that cash flow from operations will be sufficient to repay our line of credit facility at the time it is due and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that our existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. Further, any failure to repay or restructure the subordinated notes, or to maintain the cooperation of the holders of such notes, could negatively impact our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

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

Purchase Commitments. The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. Currently we have purchase order commitments to Promethean, one of our major suppliers, for interactive whiteboard inventory of $12.3 million in 2008. As of September 30, 2008, we had satisfied approximately $10.8 million of the purchase commitments, with $1.5 million remaining for the fourth quarter of 2008. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Burden of Professional and Legal Compliance Costs. For the year ended December 31, 2007, professional and legal compliance costs, excluding stock-based (non-cash) compensation, totaled $423,000. In the first nine months of 2008 we spent $337,000. These expenses related primarily to compliance costs of operating as a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should continue and could increase somewhat, particularly as the Company grows or acquires other businesses. The Company will continue to incur expenses to test and monitor controls related to the Sarbanes-Oxley Act, and to maintain the registration of shares through 2009 as required by its commitment to Barron. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Management anticipates that some cost efficiencies may be realized as CSI gains experience as a reporting company and management seeks to manage compliance costs, and believes economies of scale will be achieved particularly with regard to these costs as the Company grows.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2008 will principally consist of $1.1 million for software development and $800,000 for capital expenditures. In the first nine months of 2008 we capitalized approximately $862,000 of software development costs and $493,000 in capital expenditures. We plan to fund 2008 needs for these items through cash flow from operations, our line of credit or other financing options discussed above.

Subordinated Promissory Notes. At September 30, 2008, subordinated promissory notes payable to shareholders totaled approximately $2.0 million. Although we possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity. Following the original maturity date, the Company paid a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently we paid this and other interest due and no interest was in arrears as of September 30, 2008 or as of the date of this report.

On April 23, 2008, we and each of the holders of the subordinated notes entered into a letter agreement which extended the maturity date of such notes until March 31, 2009. Each note holder also waived existing and past payment defaults and the notes will continue to bear interest at the default rate of 15%. In exchange for the extension and waiver, we made principal payments on the subordinated notes totaling $300,000, paid pro-rata among the note holders.

Looking forward, considering our growth and acquisition strategy, we do not know if we will be able to generate operating cash flow sufficient repay the subordinated notes in March 2009, either from cash or with draws under the revolving credit facility. Our ability to utilize our credit facility to repay the subordinated notes would be limited not only by availability under the asset based facility, but also by equity-related financial covenants. Under these covenants in our credit agreement, the subordinated notes are counted as equity. Accordingly, we believe that it is possible that we will not be able to utilize our revolving credit facility to repay the subordinated notes, and that the subordinated notes will need to be restructured or repaid from long-term capital sources. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, we can give no assurance that we will be able to successfully restructure, extend or repay the subordinated notes, or that the note holders will continue to cooperate. Our bank lender in the past has consented with respect to the subordinated notes and has granted waivers relating to their prior nonpayment. The notes are subordinated to our senior bank debt, and we believe the ability of the note holders to have direct recourse against us is limited. However, if we fail to repay the subordinated notes at the new March 31, 2009 maturity date, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such note holders also might take legal or other adverse collection actions against the Company. We can therefore give no assurances as to what adverse collection actions the subordinated note holders might take, and the impact such actions and default might otherwise have on our other creditors and our financial condition. However, we do not anticipate any of the note holders taking any action detrimental to us. It should be noted that five of the subordinated note holders are currently significant stockholders of the Company, and four of these are executive officers. The ninth note holder, Barron, holds all our preferred stock.

McAleer, ICS, Version3 and Potential Acquisitions. We are examining the potential acquisition of companies and businesses within our industry. We are unable to predict the nature, size or timing of any such acquisition, and accordingly are unable to estimate the capital resources which may be required. Any acquisition would be subject to our utilizing capital sources in addition to those described above. These alternative sources could include the issuance of our common stock or other securities in an acquisition, seller financing, and bank and other third party financing, among other things. We can give no assurance that, should the opportunity for a suitable acquisition arise, we will be able to procure the financial resources necessary to fund any such acquisition or that we will otherwise be able to conclude and successfully integrate any acquisition.

We acquired McAleer on January 2, 2007. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. We anticipate that the acquisition of McAleer will provide several benefits as discussed in “—A. Introduction—Strategy.” Also, on March 31, 2008, we consummated the acquisition, effective April 1, 2008, of substantially all of the assets and business operations of ICS and of Version3 on August 14, 2008. We believe that the acquisition of ICS and Version3 will, likewise, provide a number of strategic benefits as discussed in “—A. Introduction—Strategy.” A large portion of the cash consideration for the McAleer and ICS acquisitions was funded by draws under our bank revolving credit facility, thereby reducing our availability under the facility to support working capital needs. Also, the acquisition of McAleer and ICS, like most acquisitions by the Company of other operating businesses, has increased working capital needs of the Company from time to time, primarily due to differences in the timing of collections, typically once a year, and ongoing labor costs for product implementations and the provision of support services. While our line of credit may be sufficient, its adequacy may be strained by our increased working capital and other needs as a result of acquisition activity. We continue to pursue other opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization. A number of options, as discussed above, are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

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

Adequacy of Liquidity and Capital Resources

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective as of September 30, 2008.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended September 30, 2008 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Bank (USA) is a facility under which we may borrow, repay and then re-borrow. Advances and repayments occur daily under the credit facility, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through November 4, 2008. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through September 11, 2008, was previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

Date	Loan Balance
September 15, 2008	$6,680,000
September 23, 2008	6,223,000
September 25, 2008	5,838,000
September 29, 2008	7,016,000
September 30,2008	6,792,000
October 3, 2008	6,553,000
October 8, 2008	6,085,000
October 14, 2008	6,941,000
October 15, 2008	4,906,000
October 20,2008	5,728,000
October 22, 2008	4,649,000
October 27, 2008	5,222,000
November 3, 2008	5,479,000
November 4, 2008	$4,539,000

Item 6. Exhibits.

Exhibit Number	Description
10.1	Waiver Letter between the Company and RBC Bank (USA) dated August 8, 2008, relating to the Company engaging in certain operating leases, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 14, 2008.

10.2	Contract of Purchase and Sale between the Company and Employee Liability Management, Inc. dated August 8, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 18, 2008.

10.3	Agreement and Plan of Reorganization dated August 18, 2008 by and among Computer Software Innovations, Inc., and the shareholders of Version3, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 20, 2008.

10.4	Waiver Letter between the Company and RBC Bank (USA) dated August 18, 2008, relating to the acquisition by the Company of Version3, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 20, 2008.

10.5	Modification Agreement between the Company and RBC Bank (USA) dated September 11, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 17, 2008.

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: November 12, 2008	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: November 12, 2008	By:	/s/ David B. Dechant
David B Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Waiver Letter between the Company and RBC Bank (USA) dated August 8, 2008, relating to the Company engaging in certain operating leases, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 14, 2008.

10.2	Contract of Purchase and Sale between the Company and Employee Liability Management, Inc. dated August 8, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 18, 2008.

10.3	Agreement and Plan of Reorganization dated August 18, 2008 by and among Computer Software Innovations, Inc., and the shareholders of Version3, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 20, 2008.

10.4	Waiver Letter between the Company and RBC Bank (USA) dated August 18, 2008, relating to the acquisition by the Company of Version3, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 20, 2008.

10.5	Modification Agreement between the Company and RBC Bank (USA) dated September 11, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 17, 2008.

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.