Form 10-K
period 2008-12-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2009-03-31
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,506,352

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 11, 2009
Common Stock, $0.001 par value per share	7,181,204 shares

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2009 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

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

We develop software applications and provide hardware-based technology solutions.

Software Applications

Our initial internally developed software product was developed primarily for use in the niche kindergarten through grade 12 (“K-12”) education market space, and thereafter for local government and other markets. Accordingly the largest portion of our revenues are derived from the K-12 education market space with the local government being one of our fastest growing segments and increasing revenues in the higher education space. Recently acquired products may be used in other markets which we may pursue at some point in our future, but are not a substantial focus at this time. Our products are described in more detail below.

Our internally developed software consists primarily of three product focus groups:

•	Fund accounting based financial management software

•	Standards based lesson planning software

•	Identity lifecycle management and Microsoft Sharepoint development

Our primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund,” or by source and purpose of the funding. Our fund accounting software is used primarily by public sector and not-for-profit entities. In the initial state of our focus, South Carolina and that of an acquired operation, Alabama, more than 90% of the K-12 school districts run our fund accounting software products. In addition we have implementations in other school districts or local government entities in six other states in the southeast; North Carolina, Georgia, Louisiana, Mississippi, Tennessee and Florida.

In September 2005, we acquired standards-based lesson planning software. The software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. This product provides a relatively new, more structured approach to lesson planning, and the adoption rate is slow as teachers and superintendents must adopt to a greater use of technology within the lesson planning process. The product is in several K-12 schools, but is not currently a significant revenue driver.

In August 2008, we acquired our Identity lifecycle management solutions through our acquisition of Version3, Inc. (“Version3”). Our identity lifecycle management solutions provide single sign-on, application access management and provisioning based on Microsoft’s Identity Lifecycle Management and Microsoft SharePoint deployments. While Version3 solutions are not solely designed for the education market segment, many recent projects have been directed to K-12 and higher education. Prior to the acquisition, CSI was a reseller of Version3 solutions. We anticipate, by joining forces with Version3, synergies will be achieved to expand sales efforts, enhance delivery efficiencies, and allow increased focus on new product development and enhancements to existing solutions. We believe Version3’s solutions are more easily scalable to a national level than the Software applications segment’s other major proprietary applications, fund accounting solutions, with many solutions having reduced or no integration requirements, depending on the venue, with local or state reporting. Version3 has provided solutions both within and outside our eight-state footprint prior to the acquisition.

Results of operations related to our software-based solutions are reported through our Software applications segment.

Technology Solutions

We also provide a wide range of technology solutions, including hardware and design, engineering, installation, training and ongoing support and maintenance. Our solutions include computers, networking, security, IP telephony and distance learning and video communication. Results of operations related to our technology-based solutions are reported through our Technology solutions segment.

Due to the focus of our initial software products on the K-12 Education market space, our revenues from our technology solutions are also derived from the K-12 education market space with local government and higher education markets also contributing.

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

The merger of CSI – South Carolina into us was accounted for as a reverse acquisition, with CSI – South Carolina being designated for accounting purposes as the acquirer, and the surviving corporation, VerticalBuyer, Inc., being designated for accounting purposes as the acquiree. Under reverse acquisition accounting, the financial statements of the surviving corporation (VerticalBuyer) are the financial statements of the acquirer (CSI – South Carolina). The activities of VerticalBuyer are included only from the date of the transaction forward and represent those operations carried in from CSI- South Carolina. Shareholders’ equity of CSI-South Carolina, after giving effect for differences in par value, has been carried forward after the acquisition.

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

B. Overview

We are a company focused primarily on the education and local government market spaces. The majority of our revenues are derived from this market space and we generally focus on products directed or targeted to this market space.

We develop software and provide hardware-based technology solutions. We monitor our business as two segments, but take advantage of cross-selling and integration opportunities. Our internally developed software is sold and supported through our software applications segment. We provide hardware-based technology solutions through our technology solutions segment. By strategically combining our fund accounting software with our ability to integrate computer and other hardware, we have been successful in providing a variety of technological solutions to over 700 clients located in South Carolina, North Carolina, Georgia, Alabama, Louisiana, Mississippi, Tennessee, and Florida. As a result of our acquisition of Version3 we also have a handful of clients in other states and internationally (Canada and the United Kingdom). We are pursuing a national presence with a primary, initial focus on the southeastern region of the United States.

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

We currently have three competitive fund accounting products which the company continues to develop and support, as appropriate. We also develop new modules as add on products and take existing modules from one product and integrate them with another to reduce development costs and increase revenue opportunities. It is our plan to eventually move to one product platform, taking advantage of the best functionality of all the software products. Accordingly, these products will follow an upgrade path to the latest releases as they are developed.

We provide standards-based lesson planning software. This software is designed to allow teachers to create lesson plans that tie to a state’s curriculum standards. Lesson plans may then be reviewed by school administrators and reports generated to determine if standards have been met. Additional information concerning the standards based learning planning software is presented in “—G. Product and Services.”

We also provide identity lifecycle management products and Microsoft SharePoint development. Our identity lifecycle management products provide single sign-ons application access management and provisioning based on Microsoft’s Identity Lifecycle Management and Microsoft SharePoint deployments. While Version3 solutions are not solely designed for the education market segment, many recent projects have been directed to K-12 and higher education. Prior to the acquisition, CSI was a reseller of Version3 solutions. We anticipate, by joining forces with Version3, that synergies will be achieved to expand sales efforts, enhance delivery efficiencies, and allow increased focus on new product development and enhancements to existing solutions. We believe Version3’s solutions are more easily scalable to a national level than the Software applications segment’s other major proprietary applications, fund accounting solutions, with many solutions having reduced or no integration requirements, depending on the venue, with local or state reporting. Version3 has provided solutions both within and outside our eight-state footprint prior to the acquisition.

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

In addition, we provide network integration solutions as a value added reseller (selling equipment purchased from vendors to which we have added our engineering services) of computer hardware and engineering services. These technologies include, but are not limited to:

•	education technologies (distance learning and classroom learning tools, including interactive white board solutions);

•	IP Telephony and IP Surveillance (sending voice calls and surveillance across the internet using internet protocol (“IP”), a standard method for capturing information in packets);

•	wide area networking (linking a group of two or more computer systems over a large geographic area, usually by telephone lines or the internet);

•	wireless networking (linking a group of two or more computer systems by radio waves);

•	system and network integration (combining different computer programs, processes and hardware such that they operate and communicate seamlessly as a tightly-knit system);

•	technology planning (developing plans to purchase or upgrade computers, telephone equipment, cabling and software);

•	project management (overseeing installation of computers, telephone equipment, interactive white board equipment, cabling and software);

•	hardware/software sales and installation;

•	support and maintenance (using Novell, Microsoft, Cisco and Citrix certified engineers and other personnel to fix problems); and

•	system monitoring (proactively monitoring computers and software to detect problems).

In addition to our engineers, our technology solutions segment includes a staff of sales persons, project managers and product specialists. Our technology solutions segment also purchases and resells products from a variety of manufacturers such as Hewlett Packard, Cisco, Microsoft, Novell, Promethean, Tandberg and DIVR, and supports the software applications segment.

Currently our business efforts are focused on the two key operating segments: internally developed software applications and related service and support (our “software applications segment”), and other primarily hardware-based technology solutions and related service and support (our “technology solutions segment”).

The chart below shows revenues, gross profit and gross margin by business segment for the years ended December 31, 2008 and 2007.

(in thousands)	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenues
Software applications segment	$13,559	$10,478
Technology solutions segment	$45,144	$44,719

Revenues	$58,703	$55,197

Gross Profit
Software applications segment	$5,514	$4,362
Technology solutions segment	$7,304	$6,959

Gross Profit	$12,818	$11,321

Gross Margin
Software applications segment	40.7%	41.6%
Technology solutions segment	16.2%	15.6%
Gross Margin	21.8%	20.5%

Additional information concerning segment financial information is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase in the margin has been driven primarily by an increase in the margin in the larger dollar Technology solutions segment, partially offset by the decrease in the Software applications segment margin from the addition of acquired software businesses, which have historically reported lower margins than CSI’s ongoing software operations.

C. History and Development of CSI – South Carolina

Initial Development

Our current business operations are those of CSI – South Carolina. CSI – South Carolina was incorporated under the name of Compu-Software, Inc. as a South Carolina corporation on January 12, 1990.

Events Leading Up to 2005 Restructuring

On February 10, 2005, CSI – South Carolina and VerticalBuyer, its then 77% owned subsidiary and an inactive shell company, entered into the Agreement and Plan of Merger. The agreement provided that CSI – South Carolina would merge into VerticalBuyer, with VerticalBuyer being the surviving corporation. As a result, CSI – South Carolina became a publicly held company reporting to the SEC. Also on February 10, 2005, CSI – South Carolina and Barron Partners LP (“Barron”) entered into definitive agreements for a preferred stock investment in the Company following its merger with CSI – South Carolina. The merger and other transactions contemplated by the Barron letter of intent and definitive agreements were consummated February 11, 2005 and are described in more detail in “—E. The Merger and Recapitalization” below.

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

Description of Merger and Related Investment Transactions

The Merger

On February 10, 2005, VerticalBuyer and CSI – South Carolina executed an Agreement and Plan of Merger. On February 11, 2005, CSI – South Carolina merged into VerticalBuyer, with VerticalBuyer continuing as the surviving corporation. In the merger, the former stockholders of CSI – South Carolina received, in exchange for their shares of CSI – South Carolina common stock, two sets of notes totaling $3,624,800 and $1,875,200, respectively, and 2,526,905 shares of our common stock. Such consideration was in addition to a $3,460,000 pre-merger dividend by CSI – South Carolina to its five shareholders. The set of notes totaling $3,624,800 was repaid to the former CSI – South Carolina shareholders immediately following the merger from the proceeds of the preferred stock and the $1,875,200 subordinated note issued to Barron, as described under “Sale of Preferred Stock and Warrants” below. Subordinated notes payable to the former shareholders of CSI – South Carolina totaling $1,875,200 remained outstanding following the merger. Amounts outstanding under these notes totaled $975,200 as of December 31, 2008.

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

Sale of Preferred Stock and Warrants

On February 10, 2005, VerticalBuyer entered into a Preferred Stock Purchase Agreement with Barron, a “micro-cap” fund. Pursuant to the agreement, on February 11, 2005, immediately following the consummation of the merger, we issued to Barron 7,217,736 shares of our newly created Series A Convertible Preferred Stock in exchange for the payment of $5,042,250. The agreement also provided that Barron would lend the merged company an additional $1.9 million, in the form of a subordinated note on the same terms as the subordinated notes payable to the former CSI – South Carolina shareholders in the merger. Barron was also issued two warrants to purchase in the aggregate 7,217,736 shares of our common stock. The preferred stock is convertible into common stock on a one-for-one basis. The exercise prices of the warrants were originally $1.3972 and $2.0958 per share. Each warrant is exercisable for half of the total warrant shares. The terms and conditions of the warrants are identical except with respect to exercise price.

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

Information on the accounting treatment of the warrants is presented in “Registration Rights Agreement” below.

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

On December 29, 2006, in conjunction with the repricing of a portion of the warrants described above under “—Sale of Preferred Stock and Warrants,” the Registration Rights Agreement was amended. We agreed to extend the registration period by one year until February 11, 2009 plus that number of days during which the registration has not been effective during that term of the agreement. Barron agreed to waive any further liquidated damages under the Registration Rights Agreement. Prior to the amendment, the failure by the Company to maintain the effectiveness and availability of a registration statement, in excess of certain “black-out” and other exception periods, subjected the Company to liquidated damages in the form of 2,472 shares of Series A Convertible Preferred Stock per day. Absent the amendment, liquidated damages would have been payable for a portion of November and all of December 2006. The waiver by Barron ran through February 11, 2007, when the liquidated damages provisions of the Registration Rights Agreement expired. Accordingly, the liquidated damages provisions have been effectively eliminated.

F. Our Niche in the Governmental and Educational Technology Market

There are approximately 3,100 counties (according to the U.S. Dept. of Census), 36,000 cities and towns (according to the National League of Cities) and more than 14,000 school districts (according to the National Center for Education Statistics) in the United States. Each of these organizations is a potential candidate for an integrated financial management system as well as for various technology services and products. Since many local governments are moving toward outsourcing of information technology services, even more opportunities are available for our services. In 2008, the sale of software, hardware and services to education and local government entities represented approximately 89% and 9% of our total revenues. While sales to non-educational, non-governmental organizations accounted for approximately 2% of our total sales.

Our customer base is discussed in more detail under “—L. Customers” below.

G. Products and Services

CSI Fund Accounting Software

We provide the CSI Fund Accounting Software (CSI Accounting+Plus) to a variety of clients in an integrated financial management system. We generate revenue from CSI Accounting+Plus as outlined below. Each of the products and services creating these sources of revenue is described in the remainder of this section.

•	Sales of software licenses to new clients;

•	Sales of new/additional modules to existing clients;

•	Installation of software;

•	Data conversion from legacy systems;

•	End user training;

•	Guaranteed service agreements; and

•	Sales of third party products to enhance functionality of CSI Accounting+Plus.

Prior to 1999, our proprietary fund accounting system was a DOS-based product. DOS, or Disk Operating System, was the personal computer operating software used widely before the release of Microsoft’s Windows® software. In July 1999, we released a Windows® based version of the system as “CSI Accounting+Plus.” This product was written with Microsoft’s Visual FoxPro® database, a relational database, and utilizes Crystal Reports®, an industry standard report generator. Over the next four years, approximately 120 software clients upgraded from the DOS based system to the new product. For our clients, this upgrade process included data conversion, installation and training on the new system and, in many cases, a hardware upgrade. The CSI Accounting+Plus system has also been installed in approximately 175 new clients during the period from 1999 to 2008. In addition to software sales, we offer ongoing customer support for the accounting software. This support is provided under a guaranteed service agreement, providing the client with phone support, online user assistance and routine updates to the software.

While we continue to market the Visual FoxPro® version, the CSI Accounting+Plus system is currently being rewritten with Microsoft’s .Net (pronounced “dot-net”) and SQL (pronounced “sequel” and standing for Structured Query Language) database technologies. This new version, SmartFusion, will provide improved performance, scalability, more flexible data access and native data-tagging (XML or Extensible Mark-up Language) web support. SQL and ..Net have become the industry standards for software development, and XML has become an industry standard for data tagging and retrieval. We have already completed the conversion of the majority of our core accounting and personnel modules, with the municipal modules still in progress. We anticipate completing the municipal modules over the remainder of 2009 and into the beginning of 2010. The current CSI product contains the functionality required by our clients but moving to the SQL and .Net platform will allow us to be more competitive on both a regional and national level.

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

The CSI Accounting+Plus software suite is designed as a modular solution. The modules are sold separately to enable customers to pick and choose only those modules that are needed to provide desired functionality. Major modules in the software suite are shown in the following table:

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

On January 1, 2007, CSI acquired the fund accounting software of McAleer Computer Associates, Inc. (“McAleer” or “CSI- Mobile”), targeted at the K-12 education market space and on March 31, 2008, CSI acquired the fund accounting software of ICS Systems, Inc. (“ICS” or “CSI-Greensboro”), targeted at the local government market space, neither of which are available in Microsoft .Net and SQL versions. Both products include modules similar to those included in CSI Accounting+Plus which is being rewritten in Microsft .Net and SQL as SmartFusion (as discussed above). These acquired products continue to be marketed, sold and supported in areas surrounding their installed client base. The goal is to merge the functionality of these acquired products into a single SmartFusion product over time.

Standards Based Lesson Planner

In September 2005, we acquired the Standards Based Lesson Planning software. The software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may then be reviewed by school administrators and a report generated to determine the standards that have been met or need to be met. This is particularly important as school systems develop higher accountability standards. In addition, the federal legislation of “No Child Left Behind Act” has focused greater attention on schools’ adequate yearly progress (“AYP”), and meeting curriculum standards is an important component of these measurements. Standards based lesson planning software allows a school to document its compliance with the curriculum standards as a component of its compliance with the “No Child Left Behind Act” legislation.

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

We believe the addition of this product, while not yet material, may provide significant additional revenue in the future as we are able to offer an additional product to our existing school-based customers. However, we can give no assurance that this software product will in fact prove successful. We believe the product can achieve sufficient acceptance in the market place to cover our investment. If at anytime we were to determine it would not, at the time we reached such determination, we would write down all or the applicable portion of the capitalized costs related to this product based on projected cash flows. As of December 31, 2008, since the product acquisition, we have capitalized approximately $530,000 related to this product, and have received approximately $65,000 in revenues.

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

Version3 - Identity Lifecycle Management Software and Microsoft SharePoint Services

In August 2008, we acquired the Identity Lifecycle Management software of Version3. The Identity Lifecycle Management software enhances the services provided under Microsoft’s identity lifecycle management framework with Microsoft’s Active Directory as a core. The products facilitate single sign-on, application management and single point provisioning of identities in multiple applications. The Version3 applications team also periodically provides new application development of portals and other functionality based on SharePoint services for third-parties, including Microsoft and other large enterprises (many of the details of which are restricted due to confidentiality agreements). We plan to retain, for the foreseeable future, the brand name of Version3 to refer to this suite of products and services and the focus of our organization on these solutions.

While Version3 solutions are not solely designed for the education market segment, many recent projects have been directed to K-12 and higher education. Prior to the acquisition, CSI was a reseller of Version3 solutions. We anticipated, by joining forces with Version3, that synergies will be achieved to expand sales efforts, enhance delivery efficiencies, and allow increased focus on new product development and enhancements to existing solutions. We believe Version3’s solutions are more easily scalable to a national level than the Software applications segment’s other major proprietary applications, fund accounting solutions, with many solutions both within and outside our eight-state footprint and a few international installations in Canada and one in the United Kingdom prior to the acquisition.

Hardware Sales and Related Support Services

Our technology solutions segment provides network system solutions to more than 200 educational and local governmental organizations in South Carolina, North Carolina and Georgia. We also plan to market technology solutions into the five additional states where we have a presence as a result of the McAleer acquisition, and have already begun doing so in Alabama. This segment provides professional network integration services as well as network computing solutions to our customers. We strive to deliver high-quality hardware, software and related professional services to help our customers plan, acquire, implement, manage and upgrade their organizations’ information systems.

We have established associations with some of the largest vendors in the industry, and with others whom we believe offer innovative products. We believe that strong industry relationships will further enhance our competitive position. We have developed and maintain the following major vendor relationships:

•

Our focus on the K-12 sector has led to our developing relationships with vendors who specialize in technologies for the classroom. Promethean Collaborative Classroom Solutions offers what we consider to be the industry-leading solution for transforming the classroom into an interactive learning environment. Using Promethean’s ActivBoards, students are able to use a stylus on a special electronic white board to interact with computer projected images. The computer reacts to the stylus activity and projects the results. Although there are other competitive products in the marketplace, by having an exclusive sales arrangement (except for certain distributor relationships) to market an industry-leading solution in North Carolina, South Carolina, and southern Alabama, we believe we are better able to maintain gross margins than would otherwise be possible. In addition to selling the ActivBoards, we offer installation services, end user training and market complementary products (e.g., projectors, PC Tablets) to be used with the boards for the collaborative classroom. Our classroom solutions are currently a primary, substantial revenue generator, and have generated between one-third and one-half of our total revenues in recent years.

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

•

We deploy desktops, notebook computers, personal devices and file servers in a variety of client network environments. We have a strategic relationship with Hewlett Packard (“HP”), which produces technology solutions that span information technology infrastructure, personal computing and access devices, global services and imaging and printing for consumers, enterprises and small and medium business. We provide professional services to deploy these devices. Our relationship with HP consists primarily of the purchase of personal computers, servers, printer equipment and infrastructure devices for resale. We purchase these products on an individual purchase order basis under a standard, nonexclusive reseller agreement. In addition to purchases directly from HP, we have arms-length business relationships with certain customers whereby the customers have elected to name us as their authorized HP representative. As the named representative, and as an incentive for the customer to approve us as the named representative, we provide various forms of assistance which can include assisting the customer in identifying the specific HP products that will meet its needs, summarizing and processing orders on behalf of the customer with HP, and providing certain support and HP authorized repair and maintenance for which we are separately compensated by HP. To provide these services, some of our personnel have received training and certifications from HP. As the named representative of HP, we assist the customers in placing their orders directly with, and we receive commissions from HP, rather than acting as the purchaser and reseller of HP’s products. Due to the volume of business we do with HP, we also work very closely with HP representatives and receive support which may include special quantity or other pricing in competitive situations with products from other manufacturers, and may receive customer leads or referrals from time to time.

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

Our relationship with Promethean is established through a reseller agreement, under which we are able to sell interactive whiteboard products on an exclusive basis (except for certain distributor relationships) in two states and a portion of a third, South Carolina, North Carolina and southern Alabama. In early 2008 we entered into an affiliate relationship with another vendor, providing us the opportunity to sell Promethean products in certain counties in the state of Alabama. In early 2009, our affiliate relationship was changed to be an exclusive reseller relationship with Promethean. Both the exclusive reseller agreements and the affiliate agreement provided us with the ability to sell both Promethean products into these markets, as well as provide additional opportunities to sell our related project management and technical services.

Our relationships with Cisco, HP and Tandberg are established through standard reseller agreements. These agreements make us eligible to resell products on a generally non-exclusive basis, many in specifically authorized geographic regions, and make us eligible, from time to time, for periodic promotions, special offers and manufacturing standard volume discounts and rebates, when offered. Occasionally we may request special pricing for large volume deals, particularly in competitive situations, which may be approved on a case by case basis. Due to our sales and marketing success on behalf of vendors, we have been asked from time to time to represent products in new geographic regions and to new customer verticals. As we expand we may exploit these opportunities as they come available and as we have the financial justification to create the physical presence to do so.

In addition to the above relationships, we also have developed relationships with Microsoft, Novell, Packeteer, Symantec, Citrix and other hardware-based solution providers, which are on similar terms with those of Cisco, HP and Tandberg, and some of whose products we may purchase either from the manufacturers or through our distributor relationship with Ingram Micro (discussed above). We also have one additional vendor, Synnex. Our purchases from Synnex, like those from Ingram Micro, have, at times, equaled more than 10% of our annual purchase volume. Synnex is also a distributor of technology hardware. We have no formal agreement with Synnex and, like Ingram Micro, purchase technology accessories on a purchase order by purchase order basis. The products purchased from Synnex are also readily available through other vendors.

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

Software

Fund Accounting Software

New Product Development

We continue to market the primary CSI software, including acquired software applications, which contain the functionality required by our clients. However, we are in the process of rewriting these applications or for acquired products, integrating added fuctionality using the latest Microsoft application programming tools and current Microsoft data storage and retrieval technologies. The new release, SmartFusion, will allow us to expand more easily into additional states. We will continue to expand our product offerings to meet the needs of our clients both in the current version and in the new version.

Service+Plus

Our new service offering provides version protection for major releases of the software without additional fees, free attendance to seminars accessed remotely by use of the internet, free user conference attendance and disaster recovery (off-site data storage).

Hosted Services (ASP)

We offer an ASP (Application Service Provider or CSI hosted) solution to new clients whereby they can access the software on CSI servers and run it remotely over the internet at a fixed monthly cost. Under this business model, the client can forego the significant up-front investment required to purchase computer hardware and install the software at its location.

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

Reseller Model

In order to move into new regions and states, we may pursue a reseller model in those areas where it will be the most expedient way to introduce our primary software application. There are often information technology organizations established in an area that have sales staff in place to market our products.

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

Market Penetration

Addressing “No Child Left Behind Act” requirements and meeting state curriculum standards are issues for educators in every state. We plan to use telemarketing, our web presence, attendance at educational trade shows and direct mail campaigns to introduce and sell our lesson planning software nationally. Our initial efforts are focused on the southeastern states. This product provides a relatively new, more structured approach to lesson planning, and the adoption rate is slow as teachers and superintendents must adopt to a greater use of technologically within the lesson planning process. The product is in several K-12 schools, but is not currently a significant revenue driver.

Identity Lifecycle Management and Microsoft SharePoint Development

Product Acquisition

In August 2008 we acquired Version3, Inc. (“Version3”) and their various intellectual property. These solutions are centered around Identity Lifecycle Management (ILM) and SharePoint Development. Specific solutions include:

•	Version3 Simple Sign On ILM Connect automates provisioning of user account management, including establishing user rights and logins to various applications and home folder moves.

•

Version3 Simple Sign On Web Edition provides a web-based single sign on solution to a Microsoft based network including connection management, application publishing, multifactor authentication, kiosk login support, application auditing and management, logon macro utilities, and system tools.

•	Version3 Simple Sign On Enhanced Authentication integrates with Microsoft to allow users to move seamlessly and transparently between applications and domains with improved security.

•

Version3 Simple Sign On Access Control provides a graphically based way to manage basic access to resources including drive mappings, connections from workstations to printers, publishing of application icons, and automation of events.

SharePoint development includes designing portals to provide a central point of collaboration for students, parents, and educators as well as other custom SharePoint deployments.

Product Enhancements

The solutions mentioned above are continually being enhanced to meet clients’ needs as well as address changes in Microsoft’s product suite.

Market Penetration

While the solutions discussed above could be directed toward various verticals, we are focusing our efforts on the K-12 and higher education market. CSI’s existing customer base includes school districts throughout the Southeast and our existing sales teams are now marketing the Version3 solutions to these clients. We have also implemented a telesales effort focused into other areas with positive success. As opportunities are uncovered, we are able to provide webinars to overview the solutions and then provide , indepth demonstrations. The ability to sell the solutions without having to have ‘feet on the street’ in various geographies allows us to sell throughout the United States as well as internationally.

Technology

Expansion of Offerings

We are continually seeking new hardware offerings to present to our clients. Our spending on research and development is generally insignificant. As old technologies expire and new technologies emerge we work to stay a short distance behind the new product curve, adopting primarily those solutions that are proven in the marketplace. As a reseller with internal technical personnel and more than 900 public sector clients, we are periodically approached by vendors and manufacturers to expand into new territories or represent new or additional products to our existing customer base and, on occasion to other customer verticals. We also pursue the opportunities within our existing verticals. (We could, in the future, but currently have no plans to devote significant resources in the pursuit of other verticals). For example, new product opportunities we evaluate could include additional products in the following market spaces in which we are already engaging: storage solutions, database technologies such as standardized data-tagging (XML or Extensible Mark-up Language) applications for improved data retrieval, internet based audio and video distribution (equipment used to broadcast audio and video communications), metropolitan wireless (city-wide wireless public internet access and city-wide wireless network access by city employees) and additional service capabilities. As with our other hardware-based solutions, we plan to enter into reseller arrangements with equipment and solutions providers or manufacturers who already have experience and can provide installation, support, equipment warranties and technical training to our personnel to offer additional solutions to our existing client base and new customers. Except for internally developed software or acquired products, we enter new areas as a reseller as opportunities arise and customer needs present themselves. This approach allows us to mitigate the risk of a product not having sufficient demand or profitability. By doing this, we forego the investment in inventory a manufacturer or large distributor would have to commit to a new product. We are already proposing solutions involving some of these areas, including metropolitan wireless networking for small towns and housing communities, although they do not yet represent a significant portion of our business. We typically do not commit significant resources to them unless we achieve reasonable profitability on the initial opportunities. Periodically, certain products introduced at a new client site, in response to a client’s specific needs or requests and to maintain or improve the client relationship, never become a significant portion of our business. Other products become significant contributors to profitability and we add them as a standard offering to our client base.

Managed Services and Guaranteed Service Agreements

In addition to guaranteed service agreements on our software products, we offer guaranteed service agreements on many of our hardware offerings. Guaranteed service agreements allow us to increase our recurring revenue.

Geographic Expansion

We are pursuing a national presence with a primary, initial focus on the southeastern region of the United States.

Generally, our technology offerings require hands-on implementation and support. In order to expand into new geographic territories, we must find qualified personnel in an area to service our business. The need for hands-on implementation and support may also require investment in additional physical offices and other overhead. We believe our approach is conservative. Our strategy is to limit the number of new target areas until they become cash flow positive before expanding into additional ones. Accordingly, we intend to expand the geographic reach of our technology offerings from our primary client locations of South Carolina, North Carolina and Georgia to surrounding states methodically over time. The January 2007 acquisition of McAleer reflects this strategy of geographic expansion. Through McAleer, we have gained a presence in five states not previously served by CSI: Alabama, Mississippi, Louisiana, Tennessee and Florida. In addition, the August 2008 acquisition of Version3 added some additional installations in other states, Canada and the United Kingdom, further expanding our geographic reach on a more limited basis.

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

Our business strategy provides that we will examine the potential acquisition of companies and businesses within our industry. In determining a suitable acquisition candidate, we will carefully analyze a target’s potential to add to and complement our product mix, expand our existing revenue base, improve our margins, expand our geographic coverage, strengthen our management team and, above all, improve stockholder returns. More specifically, we have identified the criteria listed below, by which we evaluate potential acquisition targets in an effort to gain the synergies necessary for successful growth of the Company:

•	Access to new customers and new geographic markets

•	Protection of current customer base from competition

•	Removal or reduction of market entry barriers for our entry to new markets

•	Opportunity to gain operating leverage and increased profit margins

•	Diversification of sales by customer and/or product

•	Improved vendor pricing from increased volume and/or existing vendor relationships

•	Improvements in product/service offerings

•	Protection of and ability to expand mature product lines

•	Ability to attract public capital and increased investor interest

We are unable to predict the nature, size or timing of any acquisition. We can give no assurance that we will reach agreement or procure the financial resources necessary to fund any acquisition, or that we will be able to successfully integrate or improve returns as a result of any such acquisition.

We continue to seek out and hold preliminary discussions with various acquisition candidates. However, we have not entered into any agreements or understandings for any acquisitions that management deems material.

I. Acquisitions

McAleer Computer Associates, Inc.

On January 2, 2007, we consummated the purchase of substantially all of the assets and business operations of McAleer Computer Associates. The terms and conditions governing this acquisition were set forth in an agreement dated November 27, 2006. The total purchase price was $4,050,000. We did not assume any liabilities of McAleer, other than certain leases and obligations of McAleer under ongoing customer contracts. We are operating the acquired business as a division of the Company under the name “CSI McAleer Technology Outfitters,” and retain the business location in Mobile, Alabama. We sometimes refer to McAleer as “CSI- Mobile.”

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

The majority of McAleer’s revenues are related to the licensing and annual support agreements for its fund accounting software, with a smaller amount (approximately 10% to 15%) related to hardware. Hardware revenues include servers sold for the software to run on, and other indirectly related products and services. Accordingly, we report the majority of McAleer’s software and related services through our Software applications segment. A small amount of revenues may be recorded through our Technology solutions segment, consistent with our practices prior to the McAleer acquisition.

For more detailed financial information with respect to the acquisitions, see the financial information for the year ended December 31, 2008 included in Note 3, “Acquisitions” to our audited consolidated financial statements dated December 31, 2008 included in this Form 10-K.

ICS Systems, Inc.

On March 31, 2008, we consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS Systems, Inc. (“ICS”). ICS, located in Colfax, North Carolina (near Greensboro) was a developer, provider and consultant with respect to fund accounting and billing software for the local government market space in that state. We sometimes refer to former ICS operations as “CSI-Greensboro”. The ICS transaction is discussed in more detail in Note 3 to our audited consolidated financial statements included in this Form 10-K.

Version3, Inc.

Also as previously disclosed, in furtherance of our acquisition strategy, on August 18, 2008, we consummated the acquisition effective August 14, 2008 of substantially all the assets and business operations of Version3, Inc. (“Version3”). Version3, located in Columbia, South Carolina, was a developer, provider and consultant with respect to solutions that facilitate single sign-on, application access management and provisioning based on Microsoft’s Identity Lifecycle Management, and Microsoft SharePoint deployments. CSI was a reseller of Version3 solutions due to the application of the products to its education market segment. The Version3 transaction is discussed in more detail in Note 3 to our audited consolidated financial statements included in this Form 10-K.

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

J. Sales, Marketing and Distribution

We market our products and services through direct sales throughout North Carolina, South Carolina, Georgia, Alabama, Mississippi, Louisiana, Tennessee and Florida. We have been expanding our direct sales team to cover the larger southeastern United States region. Our inside sales staff provides lead generation and support to the direct sales team.

We have twenty outside sales persons, including a Senior Vice-President of Strategic Relationships, a Vice President of Software Sales and a Vice President of Technology Sales, a Sales Manager, and eight additional employees on our inside sales staff. In line with our expansion plans described above under “—H. Strategy,” we plan to expand both of these teams further as we expand our geographic presence. Other employees are involved in selling on a daily basis. Engineers and trainers have excellent opportunities to sell additional products and services to clients while delivering services.

Our marketing efforts include participation in various trade shows (for municipalities, counties and education), road shows to showcase various products and services, and mailings to target specific products and services.

Our inside sales staff provides leads to the outside staff and also produces proposals to be delivered to prospects and clients. In 2004, the software inside sales staff began making outbound calls to pre-qualify leads for the outside sales staff. This has proven successful and we continue to expand these calls through the use of telesales personnel, both internal and external.

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

K. Key Suppliers

Our relationship with Promethean is established through a reseller agreement, under which we are able to sell interactive whiteboard products on an exclusive basis in two states, South Carolina and North Carolina. In early 2008, we entered into an affiliate relationship with another vendor, providing us the opportunity to sell Promethean products in certain counties in the state of Alabama. For 2009 our affiliate relationship was changed to a direct relations line. The exclusive reseller agreements provide us with the ability to sell Promethean products into these markets, as well as additional opportunities to sell our related project management and technical services. Sales of Promethean products, and related connected classroom technologies, and services represented approximately 39% of sales revenues in 2008 and 52% in 2007.

One January 8, 2008, CSI was re-certified as a Cisco Premier certified partner pursuant to an Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. The re-certification is effective through March 26, 2009. The agreement grants us a limited, nonexclusive, revocable license to receive from authorized distributors and distribute to end users both those Cisco products made available to the authorized distributors and Cisco’s proprietary rights in those products. The prices we pay for the Cisco products are set by the authorized distributors. In 2008, sales of Cisco products accounted for 20% of our sales revenue. In 2007, that number was 12%.

Pursuant to a Hewlett Packard U.S. Business Development Partner Agreement, we were appointed a Business Development Partner for the purchase and resale or sublicense of Hewlett Packard’s products, services and support. In this capacity, we will purchase Hewlett Packard’s products, services and support from authorized distributors and resell them to end users. The agreement was originally effective until May 31, 2005, and we received notification that it has been extended in its current form until June 30, 2007. On November 8, 2007, the Company was notified electronically that the agreement had been renewed through May 31, 2009. We purchase products both through HP and through authorized distributors. We also assist our customers in placing orders directly with HP when we act as a sales agent and customer representative. In such cases we record no revenue except for commissions received on the sales. Sales of Hewlett Packard products accounted for 3% of sales revenues in 2008 and 4% in 2007. In addition, we received commissions on customer orders of Hewlett Packard products of $730,562 (1% of 2008 gross sales) in 2008 and $753,971 (1% of 2007 gross sales) in 2007.

L. Customers

Our customers are predominantly educational institutions (K-12 and higher education), municipalities, non-profit organizations and other local governments. We sold services and products to more than 1,000 customers during 2008. Our top ten customers accounted for 37% of the 2008 gross revenues. Twenty-one customers constituted approximately 50% of the 2008 gross revenues, but no customer constituted more than 10% of gross revenues. Two of our customers combined accounted for at least 15% of our revenues, the Greenville County, South Carolina school district and the Wayne County, North Carolina school district. Due to the nature of the large technology projects we install, it is not unusual for a relatively small number of customers to account for the majority of sales. It is not unusual for customers to have ongoing projects extending across several years.

2008 Revenues by Market Type		2008 Revenues by State
Sector	%	State	%
Public – Education	89%	Alabama	10%
Public – Government	9%	Georgia	7%
Other	2%	North Carolina	23%
		South Carolina	59%
		Other	1%

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

We were recognized by VAR Business Magazine as one of the top 500 network integration companies in the United States (the VAR Business 500) in 2004, 2005, 2006, 2007 and 2008. Additionally, in 2005, we were one of three finalists for the Educational Solution Provider of the Year award also presented by VAR Business Magazine, and in 2008 we were named the CRN Magazine Fast Growth Education Specialist.

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

Diversification of Products and Service

Our products and services can address the needs of many departments within an educational facility, city or county. We offer a wide variety of services and products, including financial software, workflow management solutions, network integration products and services, specialized classroom technologies, IP telephony and IP surveillance, distance learning technology and wireless solutions.

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

O. Software Development

In 2008, we spent and capitalized $919,000 on software development. In 2007, we spent and capitalized $1,058,000. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, to date we have spent no material efforts on technological innovation for which the feasibility has been unknown. Efforts may increase following the Version3 acquisition which product focus may result in increasing efforts toward research and development. Software development amounts not related to research and development have been accounted for as deferred software development costs and are amortized over the economic life of the related product (generally three to four years).

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

Also, the governmental entities that comprise our customer base generally have the ability to terminate a contract for convenience, typically on a year-to-year basis. This right could adversely impact us, particularly in the case of technology solution projects we may be performing or ongoing service agreements that we may have in place. Although the potential for termination of a governmental customer for convenience exists, we have no significant history of contracts being terminated in this manner.

Impact of Regulations on Maintenance of our Software

With respect to our software products, compliance with existing and future and government regulations is a potential cost to CSI. Upon certain changes in law, we may be required to review the construction and content of our software to determine what impact, if any, the changes will have on the underlying rules tables in, and the operation of, our software. For example, our fund accounting systems have to be modified as the federal and state governments change reporting requirements. Modifications for Form W-2, Form 1099, various health and retirement reporting and payroll tax table updates are a few examples of the changes that may need to be made.

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

Federal E-Rate Program

Because we participate in the federal E-Rate Program, we are subject to the rules and regulations of that program. These rules and regulations are continually reviewed and modified and we must stay current with these changes. The risk factor entitled “A significant portion of our revenue stems from sales to schools receiving funding through the E-Rate Program. A loss of such funding could have a material adverse impact on our revenues and financial condition,” contains additional information about the E-Rate program. Approximately 12% and 3% of our 2008 and 2007 revenues, respectively, were generated from the E-Rate program. The Company and its customers compete for federal funds with many other entities and projects. As a result the revenue we receive from the federal E-Rate Program can be volatile.

Q. Employees

As of December 31, 2008, we had 228 full-time employees and five part-time employees. Our relationship with our employees is good. Many employees have worked at CSI for more than five years, some more than ten years. Full-time staff are assigned to the following areas:

Technical/Support Services/Training	66
Software Product Development	36
Engineering Services/Project Management	55
Sales/Sales Support	44
Administration/Finance/Internal Information Technology	27

228

Item 1A.	Risk Factors.

Risk Factors Relating to Our Company

Our customers are predominantly educational institutions, municipalities, non-profit organizations, and other local governments. Negative trends in governmental spending patterns or failure to appropriate funds for our contracts, whether due to budgetary constraints or otherwise, may have an adverse impact on sales revenues.

Approximately 98% of our revenues are generated from sales of software, hardware and services to county and city governments and school districts. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. Many of these contracts are subject to annual review and renewal by the local governments, and may be terminated at any time on short notice. Our dependence on county and city governments and school districts for the sales of our products and services renders our revenue position particularly susceptible to downturns in revenues as a result of changes in governmental spending patterns and the contract award process.

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

Governmental contracts may contain terms that could adversely impact our sales revenues or increase our costs of doing business. Such terms may include profit limitations and rights of a particular governmental agency to terminate a contract for convenience or if funds are unavailable. We have no significant history of contracts being terminated in this manner; however, we can give no assurances this will not occur in the future. Also, in some cases we may be subject to liquidated damages for defective products and/or delays or interruptions caused by systems failures. Payments under some public sector contracts are subject to achieving implementation milestones and we could in the future have differences with customers as to whether milestones have been achieved.

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

As the end of the term of a maintenance agreement approaches, we seek to renew the agreement with the customer. Maintenance agreements represented 14% of our total revenue for the 2008 fiscal year and 10% of our total revenue for the 2007 fiscal year. Due to this characteristic of our business, if our customers chose not to renew their maintenance and support agreements with us on terms beneficial to us, our business, operating results and financial condition could be harmed.

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

We derive a material amount of our revenue from the sale of our fund accounting software and related services, and revenue from this product line and related services is expected to remain a material component of our revenue for the foreseeable future. For the 2008 and 2007 fiscal years, software sales and related services for fund accounting software accounted for approximately 7.2% and 6.2% of our total revenues, respectively. We generally grant non-exclusive licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support. We also provide our software under rental arrangements, including ASP (Application Service Provider or CSI hosted) type models. As a result, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, if demand for our fund accounting software declines, we believe we would lose a competitive advantage in providing system integration services, and our technology segment revenues could also decline.

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

Our success depends substantially upon retaining our significant clients. Generally, we may lose clients due to conversion to a competing service provider. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. Our top ten clients constituted approximately 37% and 46% of our revenue for the 2008 and 2007 fiscal years, respectively. The loss of a significant portion or all of these clients would have a material adverse effect on our profitability and financial condition.

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

As we move forward with our growth strategy, we anticipate expanding into new geographic regions. We have achieved the most significant penetration in South Carolina, North Carolina, Georgia and Alabama. We continue our efforts related to moving into surrounding states. While expanding geographic markets provides a good opportunity to extend existing customer bases and increase revenue, breaking into a new market can prove difficult. There are obstacles to successfully entering new geographic markets, including limited market knowledge and relationships, little brand awareness, and no established sales presence or regional client references. We anticipate that initial penetration will be slow but will accelerate over time. We cannot accurately predict the time required to build customer relationships, the rate at which new market penetration can be accomplished, or the costs necessary to expand.

To support the expansion process we plan to hire additional sales personnel, as needed to help penetrate new geographic regions, which could represent a significant investment. While management believes the continued investment will be prudent, periodically there may be an initial short-term negative impact on earnings. Due to the length of our typical software sales closing cycle, six to twelve months, coupled with the obstacles to market penetration discussed above, we cannot predict how long it will take for us to recover these costs.

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

For the fiscal years ended December 31, 2008 and 2007, our software applications segment reported gross margins of 40.7% and 41.6%, respectively. In contrast, our technology solutions segment for such periods reported gross margins of 16.2% and 15.6%, respectively. Accordingly, an increase in hardware and related sales in our technology solutions segment relative to software revenues in our software applications segment could harm our overall gross margin. A shift in our product mix toward lower margin products would adversely affect our overall profitability if increases in volume of lower margin products did not offset the effect of changes in product mix. A decline in margins may also be received negatively by investors. Since establishing our technology solutions business in 1999, we have seen a continual increase in the amount of hardware we have been able to sell. Hardware pricing is highly competitive and product life-cycles can be short. We have recently been able to benefit from identifying, selling and implementing new products (for example, IP telephony and classroom learning tools) with higher margins as a result of selling such products before what we believe to be the midpoint of their life-cycles. As market penetration and competition increase for these products, margins and sales of these products may decline. As current hardware based products mature, there can be no assurance that we will identify new products with equal margins or opportunities for greater volume to replace existing products.

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

Acquisitions also may impact our margins. In 2007 the decline in our software applications margin was primarily driven by the addition of McAleer operations, and in 2008 by the ICS and Version3 acquisitions which have historically reported lower margins. The acquisition of a technology business, with its even lower margins than the software applications addition, could also decrease the margin significantly. We cannot predict the timing of acquisitions or the margins of those entities we may acquire, or their impact on our overall margins.

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

The current recession has adversely impacted our primary client base – education and local government customers—by reducing their revenues from various taxes. This could negatively impact the ability of such potential clients to purchase the Company’s products. Although increased appropriations for education under the 2009 Recovery Act could offset or even increase the ability of education and local government customers to purchase the Company’s products, such stimulus funding could be delayed, negatively impacting the Company’s revenues in the short term.

As 2008 progressed, the United States slid into what has been described by economic and financial analysts as a “recession.” Reductions in business and consumer spending impact our primary client base — education and local government customers — by reducing their revenues from sales tax. Reductions in property values also impact our clients through reductions in property taxes. Such reductions have the potential to decrease the amount of funds available for the software and technology solutions CSI provides. As a result of the impact of the recession on our customers, in recent months we have seen a moderate increase in the amount of projects postponed or changed as a result of customer budget cuts, which has resulted in an extension of our sales closing cycles. We do not know how long this current recession will last, and thus cannot predict with certainty how long this trend in increasing sales closing cycles will last.

In an attempt to jumpstart the economy, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“Recovery Act”) on February 17, 2009. The Recovery Act included spending for relief for state government and education budget shortfalls, and funding of specific initiatives including expanding educational opportunities. We have learned school districts are actually going to receive several blocks of money – Stabilization funds, Title I and IDEA (Individuals with Disabilities Education Act), E2T2 (Enhancing Education Through Technology), etc. These initiatives and incentives may have a direct, positive impact on our financial results, and may defray, offset or even overcompensate for the negative impact of budget shortfalls in our customer markets. However, we still cannot be certain what dollars will be available to fund the types of software and technology projects we provide or when those dollars will begin to flow. Due to the uncertainties as to when the funds will be distributed; where, and how much might be available; what eligible projects we might be able to propose and win; and whether suppliers are capable of meeting the potential increase in demand, we cannot predict what impact, if any, the Recovery Act will have on our financial results.

Therefore, we expect our top and bottom line performance for the first quarter of 2009 to be below the same quarter of the prior year and may more closely resemble the fourth quarter of 2008. In addition, the results for our second quarter of 2009 may also be below the prior year as we await the settlement of uncertainties surrounding the Recovery Act and as we maintain our operations at a level cable of capitalizing on what we believe is significant potential for upside from the future spending of Recovery Act funds.

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

Prior to February 11, 2005, we were a public shell with virtually no operations and had limited staff with highly technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and resumed public reporting of significant operations. Considerable additional effort is required to maintain and improve the effectiveness of disclosure controls and procedures and internal controls over financial reporting to meet the demands of a public reporting environment. Particularly, substantial additional resources are required in light of Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting beginning with our fiscal 2007 Annual Report on Form 10-K and our independent registered public accounting firm’s audit of that assessment beginning with our fiscal 2009 Annual Report on Form 10-K. These requirements have made it necessary for us to hire additional and more technical personnel and engage external resources. Public company requirements have increased our administrative costs and may reduce our profitability in future periods in comparison to our reported historical results.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC. These disclosure controls include controls and procedures designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management, under the direction of our chief executive officer and chief financial officer, evaluate the design and effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of each quarter. Based on such evaluations, these officers have, in the past, concluded that our disclosure controls and procedures have not been effective, and that certain weaknesses in our internal control over financial reporting have existed. These weaknesses or deficiencies included both needed improvements in our controls and processes, and the need to hire personnel and purchase resources to support the needs of a public company. Prior to February 11, 2005, we were a public shell with virtually no operations and had limited need for staff with highly technical accounting and public reporting expertise. In addition, our predecessor, CSI – South Carolina, was a private company and likewise had no need for staff with technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and resumed public reporting of significant operations. It was not until May 6, 2005 that we hired a chief financial officer with prior public reporting experience who is accustomed to dealing with more complex accounting matters.

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

While we have declared our internal control over financial reporting effective as of the period ended December 31, 2008, we cannot assure you that the measures we have taken to date or further measures will ensure that we will be able to implement and maintain adequate controls over our financial processes and reporting to prevent any failure or deficiency. Any deficiencies or failures in internal controls or reporting deficiencies or failures could harm the financial position of our business, reduce investor confidence, cause a decline in the market price for our common stock, and subject us to costly litigation.

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

We do not anticipate repaying our subordinated notes which mature on March 31, 2009 and which subordinated notes have, at times, been in default. While we expect to extend the due date, any failure to obtain the continued cooperation of the holders or a restructuring of the subordinated notes could result, among other things, in a cross-default under our bank credit facility. Such result could have a material adverse effect on our liquidity position and our ability to fund operations.

Although we possessed adequate availability on the original May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remained due and payable. In the best interest of all parties we intentionally defaulted on the payment, and, from time to time have remained in default. Pursuant to an agreement dated April 23, 2008 among the noteholders and the Company, the maturity date of the notes was formally extended until March 31, 2009. As a result of our failure to pay the notes when originally due, we pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently, we paid this and other interest due and no interest was in arrears as of December 31, 2008. From time to time we have made partial principal payments on the notes and may do so in the future, depending on cash flows, additional sources of funds (such as proceeds from the sale of warrants), working capital needs and our ability to comply with our standard bank facilities’ covenants when doing so.

We do not anticipate repaying the subordinated notes upon the March 31, 2009 extended maturity. We intend to seek and expect to obtain another extension of the term of the subordinated notes from the noteholders. However, we can give no assurances as to whether those efforts will be successful.

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

We may not be able to repay our credit facility which matures in June 2010. Our future funding needs may outstrip the amount of our bank facility. Any failure to repay or secure renewal or refinancing of the bank credit facility, or our inability to increase it in the future, could have a material adverse affect on our liquidity position and our ability to fund operations.

On September 14, 2007, we entered into agreements with our senior lender, RBC Centura Bank. The primary purpose was to increase the amount of our credit facilities in order to provide for our expanding working capital and other credit needs. Specifically, the Company’s revolving facility was increased from $5.5 million to $7.0 million. The revolving facility is priced at one month LIBOR plus 2.5% and expires on June 30, 2010. Availability under the revolving facility is determined pursuant to a borrowing base equal to 80% of the Company’s eligible accounts receivable and 50% of the Company’s eligible inventory up to $1,000,000. The revolving facility and our equipment facility are secured by substantially all of our assets. In January 2007, the revolver, which was originally established in connection with our reverse merger in 2005, was increased to support the McAleer acquisition.

While we have drawn on our line significantly and paid it down from time to time, we cannot guarantee that cash flow from operations will be sufficient to repay our line of credit facility at the time it is due and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that our existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. Further, any failure to resolve any future default under or otherwise restructure the subordinated notes, or to maintain the cooperation of the holders of such notes, could negatively impact our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

We believe our bank credit facility is currently sufficient to meet our financial needs. However, events could arise which would increase our working capital and other funds requirements beyond the limits of the bank credit facility. Such events might include (i) the need to fund additional acquisitions, (ii) increased working capital needs resulting from additional acquisitions, and (iii) increased working capital requirements resulting from significantly increased sales as a result of increased education funding under the 2009 Recovery Act. Although we believe we have good relations with our bank, we can give no assurances that it would be willing to increase our bank credit line in the future to levels commensurate with our working capital and other funds requirements.

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

The market for our common stock is limited. Accordingly, we cannot assure you that an adequate market will develop for our common stock or what the market price of our common stock will be.

Our common stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board. As of March 11, 2009, only approximately 2,835,443 shares were held by non-affiliates and available for trading in the over-the-counter market. As a result, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions and the lack of coverage by security analysts and the news media of our company.

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

The raising of additional capital in the future may dilute your ownership in our company.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	refund our subordinated notes, which totaled $1,950,400 at December 31, 2008, or other indebtedness;

•	provide additional working capital to support revenue growth;

•	develop new services and products; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute your ownership percentage in our company.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

We have a total of 40,000,000 authorized shares of common stock, of which 7,181,204 shares were issued and outstanding as of March 11, 2009. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. Of our 40,000,000 authorized shares, we had reserved for issuance as of March 11, 2009, 13,288,875 shares of common stock relating to outstanding warrants, options and convertible preferred stock. An additional 1,037,756 shares of our common stock were reserved for issuance under our 2005 Incentive Compensation Plan as of such date. Also, we anticipate that we may issue common stock in acquisitions we anticipate making pursuant to our business strategy. Any issuances relating to the foregoing would dilute your percentage ownership interests, which would have the effect of reducing your influence on matters on which our stockholders vote. They might also dilute the tangible book value per share of our common stock. In addition, the Series A Convertible Preferred stockholder and the five former shareholders of CSI – South Carolina have the right, so long as any of the Series A Convertible Preferred stock is still outstanding, to participate in any “funding” by the Company (including a sale of common stock) on a pro rata basis at 80% of the offering price, which right if exercised might dilute our net tangible book value per share. Further, Barron has the right under certain circumstances to effect a cashless exercise of the warrants, which would dilute the tangible book value per share of our common stock.

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

A substantial number of shares of our common stock may be issued and subsequently sold upon the exercise of the four common stock warrants and the conversion of Series A Convertible Preferred Stock held by Barron. Of the 14,435,472 shares originally issuable under the preferred stock and warrants, 12,903,672 shares remained to be issued as of March 11, 2009. In addition, the five former shareholders of CSI – South Carolina, four of whom are officers of the Company, held on such date 2,526,905 shares of common stock, which have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and are accordingly subject to the resale restrictions under such Act and Rule 144 thereunder. Outside directors also held 171,094 shares issued pursuant to our 2005 Incentive Compensation Plan, which are registered for sale under the Securities Act pursuant to a Form S-8 registration statement. There were also outstanding non-executive employee options to purchase approximately 360,203 shares of our common stock on March 11, 2009, executive officers held options to purchase 25,000 shares and consultants held 60,000 unregistered restricted shares. Additionally, at March 11, 2009, there remained 1,037,756 shares of common stock which could be issued under our 2005 Incentive Compensation Plan. The sale of any or all of these shares could have an adverse impact on the price of our common stock, as could the sale or issuance of additional shares of common stock in the future in connection with acquisitions or otherwise.

The number of shares which may be sold by Barron is relatively large compared to the number of shares held by our management and our non-affiliated public shareholders. If one or more investors purchased a large number of shares from Barron, they may be able to effect a change of control of the Company.

As of March 11, 2009, our executive officers and directors held 2,192,618 shares of our outstanding common stock, representing approximately 30.5% of the total number of shares outstanding. Barron may sell up to 14,435,472 shares of common stock (of which, as of the date of this report, 12,903,672 shares remain to be sold). Barron is prohibited from beneficially owning greater than 4.9% of our shares (except under limited circumstances involving significant acquisition transactions). However, an investor could acquire a significant number of shares in or subsequent to this offering and effect a change in control of us, including replacing our current management. Such an event might generate uncertainty and a loss of investor confidence.

Insiders currently hold a significant percentage of our stock and could limit your ability to influence the outcome of key transactions, including a change of control, which could adversely affect the market price of our stock.

As of March 11, 2009, approximately 28.2% or 2,021,524 shares of our common stock were held by our executive officers. Outside directors held 171,094 shares. Executive officers held options to purchase 25,000 shares and non-executive officer employees of the Company also held options to purchase approximately 360,203 shares. The former owners of Version3, now employees of the Company, held 2,153,143 shares. All of these shareholdings have the potential of solidifying control of the Company with insiders, and would likely limit the ability of any minority stockholders to influence the outcome of key decisions, including elections of directors.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We have leased the following properties:

•

CSI’s headquarters and Easley operations are located at 900 East Main St., Ste. T; Easley, SC 29640. CSI occupies approximately 32,163 square feet of the leased premises. The terms of the lease extend from April 2006 until March 2011, and the average cost per square foot increases over the term of the lease from $4.30/SF to $4.58/SF. The first extension is available from April 2011 until March 2016 at the rate of $5.75 per square foot. A second five year extension is available from April 2017 until March 2012 at the rate of $5.75/SF plus the greater of 5% or shared operating expense.

•

A warehouse is located at 903 East Main St., Ste. T; Easley, SC 29640. CSI occupies approximately 18,000 squared feet at this leased premise. The terms of the lease extend from April 2008 until March 2010, and the average cost per square foot is $2.53.

•

The “Alabama Operations Center” is located at 307 W. University Blvd.; USA Research Park Building Three, Suite 1150; Mobile, AL 36688. CSI occupies approximately 11, 110 square feet at this leased premise. The terms of the lease extend from March 2009 until June 2012, and the average cost per square foot at $12.75/SF. This lease does not include a provision for a lease extension.

•

The “NC Operations Center”, also known as “CSI-Greensboro”, is located at 8518 Triad Drive; Colfax, NC 27235. CSI occupies approximately 7,100 square feet at this leased premise. The terms of this lease extend from April 2008 until March 2011, at the rate of $11.25/SF.

•	The “Version3 Operations” is located at 440 Knox Abbott Drive; Cayce, SC 29033. This is a month-to-month lease which commenced in March 2008, at the rate of $11,175/month.

All of our properties are in good condition. We do not own or lease any additional facilities. However, we do maintain an address in Georgia through a public image package from Office Suites Plus. The Georgia address is 3235 Satellite Boulevard, Building 400, Suite 300, Duluth, Georgia 30096 and the monthly charge is $199.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded in the over the counter market and is quoted on the OTC Bulletin Board. The high and low bids for each quarter of 2007 and 2008 are set forth in the chart below. The source of this information is the Finance page of www.yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Range of Common Stock Prices ($)

	High	Low
2007
1st Quarter	$0.96	$0.82
2nd Quarter	1.20	0.75
3rd Quarter	1.50	0.75
4th Quarter	1.70	1.25
2008
1st Quarter	$1.40	$0.85
2nd Quarter	1.19	0.90
3rd Quarter	1.05	0.70
4th Quarter	1.00	0.41

Source: http://finance.yahoo.com.

As of March 11, 2009, there were 7,181,204 shares of common stock outstanding and approximately 200 stockholders of record, and 6,739,736 shares of Series A Convertible Preferred Stock outstanding with one preferred stockholder of record. Of the total number of shares of common stock outstanding, 2,192,618 shares or 30.5% were held by directors and executive officers.

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

The Equity Compensation Plan information as of December 31, 2008 is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Introduction

Unless the context requires otherwise, (1) “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the consolidated combined business of Computer Software Innovations, Inc., a private Delaware corporation and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation; (2) “VerticalBuyer” refers to the public Company prior to its merger with CSI—South Carolina on February 11, 2005; and (3) “CSI – South Carolina” refers to Computer Software Innovations, Inc., a South Carolina corporation, prior to the merger, which merged into VerticalBuyer in order for its operations to become publicly reported and its stock publicly traded.

Products and Services

We develop software applications and provide hardware-based technology solutions, focused primarily on the needs of organizations that employee fund accounting. Fund accounting is used by those entities that track expenditures and investments by “fund,” or by source and purpose of the funding (e.g., funds provided by government or grant sources), and is utilized primarily by public sector and not-for-profit entities. Our client base consists principally of K-12 (kindergarten through grade 12) public education and local government organizations including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients. While we have a significant number of non-education focused clients which represent the fastest growing sector based on increases in the number of new clients being added, our education focused customers typically generate more than 75% of our revenues in a given year.

We monitor our business results as two segments; the Software applications segment and the Technology solutions segment.

Through our Software applications segment, we report the results of operations related to our internally developed software, including an allocation of overheads. Our internally developed software consists of fund accounting based financial management software, standards-based lesson planning software and solutions that facilitate single sign-on, application access management, and provisioning based on Microsoft’s Identity Lifecycle Management and Microsoft SharePoint deployments. Our primary software, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund,” or by source and purpose of the funding. Our client base for our financial management software consists principally of K-12 public education and local government organizations including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients. Our business was originally founded in South Carolina and in 2007 we acquired a major competitor in Alabama. Accordingly, in the states of South Carolina and Alabama, over 90% of the K-12 education school districts run our proprietary fund accounting software. Our fund accounting software is also present in accounts in six other states in the Southeast. We also provide standards based lesson planning software that allows education professionals to create, monitor and document lesson plans and their compliance with a state’s curriculum standards, including what standards have been met or need to be met. These applications are offered to our education clients. Our solutions for single sign-on application access management provide the ability to eliminate the need for users to sign on to every application separately (thereby allowing “single sign-on”) and provides for other efficiencies related to setting-up and controlling user access. Additionally, we rebrand or resell other software applications and services including application delivery, data recovery, warmsite and other applications focused solutions and report the results through our Software applications segment.

We report the results of operations related to our hardware-based technology solutions, including an allocation of overheads, through our Technology solutions segment. Our hardware-based technology solutions include a wide range of technology services including hardware solutions related design, engineering, project planning, installation, training management and ongoing support and maintenance of hardware solutions and hardware based operating systems and application software. We provide these services for hardware and software for the following: hardware-based operating systems and application software for computers, networking (wireless and wired), firewall (internet and network access security) and email solutions, IP telephony, video conferencing, video surveillance, monitoring and interactive distance and in-classroom teaching tools, including interactive whiteboard solutions and integrated accessories. We have established associations with some of the largest vendors in the industry and others whom we believe offer innovative products. These technology solutions are offered to our primary customer base, users of fund accounting. Some solutions, such as IP telephony and video conferencing, are also offered to for-profit entities as opportunities arise.

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

In addition to our engineers, our Technology solutions segment includes a staff of sales persons, project managers and product specialists. Our Technology solutions segment also purchases and resells products from a variety of manufacturers including but not limited to Hewlett Packard, Cisco, Microsoft, Novell, Promethean and Tandberg, and supports the Software applications segment, as needed.

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology solutions segment when compared to the Software applications segment. Margins for the Software applications segment were 40.7% for the 2008 fiscal year, while margins for the Technology solutions segment were 16.2% for the same period. Margins for the Software applications segment were 41.6% for the 2007 fiscal year, while margins for our Technology solutions segment were 15.6% for the same period. The significant change in the software applications segment margin from 2007 to 2008 was primarily a result of the addition of the acquired operations with traditionally lower margins than CSI-Easley.

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

By strategically combining our internally developed software applications with our ability to integrate computer, networking and other hardware solutions, we have been successful in providing software and hardware solutions to over 1,000 clients located primarily in the southeastern states of South Carolina, Alabama, North Carolina, Georgia, Florida, Mississippi, Louisiana and Tennessee. In the states of South Carolina, where CSI was founded, and Alabama where one of our acquired operations was founded, we have account penetration in excess of 90% in the K-12 school district market space.

Our long-term strategy is to pursue a national presence. Our primary, initial focus has been on the southeast region of the United States. As a result of our acquisitions, we have expanded our reach into the southeastern states significantly and are beginning to look at other areas of the United States as well. Additionally, with our latest acquisition we have added a small number of customers outside our main southeast footprint, including a few new customers in Canada and one in the United Kingdom. Not all solutions are marketed to all states. However, we continue to expand the number of solutions offered in each area as resources and expanding vendor relationships permit.

For more information on our strategy, see “Acquisitions” below and “Item 1. Business—H. Strategy.”

Acquisitions

We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies of scale. We may also utilize acquisitions to, when appropriate, expand our technological capabilities and product offerings. While we may use a portion of any cash proceeds generated by operations or obtained from capital sources to pay down debt on an interim basis, we intend to use any additional liquidity and/or availability from those sources or related pay-downs to fund acquisitions. We believe our markets contain a number of attractive acquisition candidates. We foresee expanding through acquisitions of one or more of the following types of software and technology organizations:

•	Developers and resellers of complementary software, such as time and attendance, workflow management, tax appraisals and assessment, education, court and law enforcement related products.

•	Consulting firms providing high level professional services. We believe this type of acquisition would enhance our offering of technology planning and project management.

•	Cabling and infrastructure contractors. We currently outsource a substantial portion of our cabling services.

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

On January 2, 2007, we acquired the business operations of McAleer Computer Associates, Inc (“McAleer”), based in Alabama. We believe the acquisition of this leading provider of fund accounting based financial management software to the K-12 education sector in seven southeastern states fits within our acquisition strategy. We sometimes refer to McAleer as “CSI-Mobile.” In furtherance of our acquisition strategy, on March 31, 2008, we consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS Systems, Inc. (“ICS”). ICS, located in Colfax, North Carolina (near Greensboro), was a developer, provider and consultant with respect to fund accounting and billing software for the local government market space in that state. We sometimes refer to the former ICS operations as “CSI-Greensboro.” Also, on August 18, 2008, we consummated the acquisition effective August 14, 2008 of substantially all the assets and business operations of Version3, Inc. (“Version3”). Version3 located in Columbia, South Carolina, was a developer, provider and consultant with respect to solutions that facilitate single sign-on, application access management and provisioning based on Microsoft’s Identity Lifecycle Management, and Microsoft SharePoint deployments. CSI was a reseller of Version3 solutions due to the application of the products to its education market segment. The McAleer, ICS and Version3 transactions are discussed in more detail in Note 3 to our audited consolidated financial statements included in this Form 10-K.

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

B. Recent Developments

Acquisitions

In 2008, we acquired two companies: ICS, a developer of fund accounting systems for the local government market with revenue of approximately $1 million annually for approximately $1.3 million cash including capitalized transaction cost and approximately $0.2 million of our stock issued. We also acquired Version3, a developer of identity life-cycle management products and provider of SharePoint deployments with revenues of approximately $1.0 million annually. The consideration for Version3 included approximately $2.2 million of stock, of which approximately $0.7 million was escrowed pending meeting certain performance targets for both revenues and EBITDA ( a non-GAAP measure), and approximately $0.3 million in cash, including capitalized transaction costs. The acquisitions are described in more detail in Note 3 to our audited consolidated financial statements for the year ended December 31, 2008 in this Form 10-K, and under “A. Introduction – Acquisitions” above.

The Current Economic Crisis, Our Response, the American Recovery and Reinvestment Act of 2009 and Guidance

Impact of Recovery Act

As 2008 progressed, the United States slid into what has been described by economic and financial analysts as a “recession.” Reductions in business and consumer spending impact our primary client base — education and local government customers — by reducing their revenues from sales tax. Reductions in property values can impact our clients through reductions in property taxes. Such reductions have the potential to decrease the amount of funds available for the software and technology solutions CSI provides. Some projects, such as new construction, may have funds available through previous bond raising activities, while other projects may not have such funding.

As a result of the impact of the recession on our customers, in recent months we have seen a moderate increase in the amount of projects postponed or changed as a result of customer budget cuts. However, a potential indicator of ongoing business health — the value of quoting activity and incoming service orders received — in the first quarter has exceeded modestly that of the prior year. Additionally, due to our acquisition activity we now have a greater geographic region and larger number of potential customers to sell into than at any point in our past history. Our financial results, including revenues and profitability, will hinge significantly on the mix between the actual impact from decreased customer budgets and our ability to acquire new accounts and increase penetration in existing accounts. In light of the current economic climate, we cannot predict what impact this change in mix, if any, will have on our financial results.

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“Recovery Act”). The Recovery Act was an attempt to jumpstart an economic recovery. It included spending for extension of jobless benefits, relief for state government and education budget shortfalls, and funding of specific initiatives, including improving our nation’s infrastructure, expanding educational opportunities and enhancing energy independence. The initiatives and incentives contained in the Recovery Act which relate to the education and local government market space may have a direct, positive impact on our financial results, or may defray the negative impact of budget shortfalls in our customer markets.

Having performed some initial analysis of the Recovery Act, we still cannot be certain what dollars will be available to fund the types of software and technology projects we provide or when those dollars will begin to flow. However, the picture of the funding is becoming clearer. We have learned school districts are actually going to receive several blocks of money – Stabilization funds, Title I and IDEA (Individuals with Disabilities Education Act), E2T2 (Enhancing Education Through Technology), etc. (South Carolina amounts below are per tables by state available at the US Department of Education’s www.ed.gov website and are for use over the next two school years. They are provided as an example of the amounts that we may be able to tap into our current, primary geographic coverage area):

•

The Stabilization funds (estimated $694 million for South Carolina) will be passed down from states and are really geared to help offset current budget shortfalls. We do not anticipate these dollars being spent with CSI unless a district has a project for which they lost funding and now have the money to proceed.

•

Title I (and EFIG Grants – estimated $143 million for South Carolina) and IDEA (Part B Grants (Section 611) – estimated $173 million for South Carolina) are both federal programs which districts already participate in. These dollars are to be spent on supplemental programs and some are focused on school innovation. The Title I funds are what we feel will be of greatest significance to us since these funds can be spent for 21st Century Classroom technology. IDEA is geared toward exceptional children. We may be able to tap into some of this fund but Title I is a better option.

•	E2T2 (estimated $9 million for South Carolina) is specifically for technology projects. While E2T2 is a much smaller amount of money than the other blocks, it is still $650 million nationally.

The funds earmarked for the above are available for projects in many states, not just within the primary geographic region we serve. Additionally, we may be subject to increasing competition to provide projects using these funds. Accordingly, we have the potential to benefit most significantly in those geographic areas within our market, or with those technologies we could easily support remotely. Due to the uncertainties as to when the funds will be distributed; where, and how much might be available; what eligible projects we might be able to propose and win; and whether suppliers are capable of meeting the potential increase in demand, we cannot predict what impact, if any, the Recovery Act will have on our financial results.

Due to the uncertainty created by the current economic environment, we have taken precautionary measures to control costs. We have frozen salaries and have reduced our contribution to our 401(k) plan from a dollar for dollar match up to 3%, to a dollar for dollar match up to 1.5%. If our revenues are significantly impacted negatively we may take further actions to reduce costs. These could include employee furloughs, deferral of replacements for personnel attrition, or if not otherwise avoidable, reducing headcount beyond attrition. While we plan to take such actions based on our monitoring of our ongoing results, we cannot predict those results or the timing, number of or dollar impact of cost reduction efforts we may take or the impact such efforts may have on our financial results. Additionally, if our performance is not impacted significantly by the economy and/or the potential benefits of the Recovery Act are significantly positive to our financial results, we may reinstate raises and increase our 401(k) contributions to prior levels. We may also consider reinstating and funding in future periods, those increases and contributions which were frozen, reduced or otherwise not paid in prior periods.

General Guidance (Forward-Looking Information)

The impact of the current economic conditions on our customers’ budgets have, we believe, resulted in an extension of our sales closing cycles. The unknowns related to the timing, issuance of and restrictions which may be placed on Stimulus funds, and uncertainty as to the amount each eligible customer may receive, have pushed out the decision making processes with regard to the funding of technology solutions and services. Due to the lack of knowledge as to what funds will be available for what projects and when, the decision for our customers as to the allocation of their funds to which projects and opportunities for technology improvement and related decisions to execute purchase orders may be clouded in the short-term. As a result of the delays we believe are connected to these challenges to decision making with regard to technology funding and related purchase commitments, we expect our top and bottom line performance for the first quarter of 2009 to be below the same quarter of the prior year and may more closely resemble the fourth quarter of 2008. In addition, the results for our second quarter of 2009 may also be below the prior year as we await the settlement of uncertainties surrounding the Stimulus and as we maintain our operations at a level capable of capitalizing on what we believe is significant potential for upside from the future spending of Stimulus funds.

C. Current Challenges and Opportunities of our Business, and Forward-Looking Information

The Current Economic Crisis, Our Response, the American Recovery and Reinvestment Act of 2009 and Forward Looking Information

Due to the current economic environment in the US and its impact on our customers’ budgets and revenues, the opportunity to acquire new customers in an expanded geographic territory following our acquisitions, and the potential impact of the recent American Recovery and Reinvestment Act of 2009, our financial results could be impacted from the combination of these potential risks and opportunities. For a more detailed discussion, see “B. Recent Developments – The Current Economic Crisis, Our Response, the American Recovery and Reinvestment Act of 2009 and Forward Looking Information” above.

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

Sarbanes-Oxley Compliance

As a public company we are required to maintain internal controls and processes related to addressing risks which are inherent in financial reporting, in compliance with the Sarbanes-Oxley Act. These controls must also be executed consistently and reviewed and tested for effectiveness on a periodic basis. The implementation, monitoring, testing and remediation of internal controls are a complex and costly endeavor. In the fourth quarter of 2008 and in the first quarter of 2009, prior to the issuance of this report, we completed our review of our control environment and the testing necessary to assure that our controls for the closing cycle covering the financial reporting period ending December 31, 2008, were operating effectively. We concluded that our controls were effective.

We have incurred costs to implement, and will incur additional costs to support ongoing efforts to comply with the Sarbanes-Oxley Act legislation. In 2008 we budgeted $289,000 for work to be performed by third party experts related to Sarbanes-Oxley. As of December 31, 2008, we had incurred approximately $92,000 in expenses with third party experts related to Sarbanes-Oxley work. Internal personnel resources to support Sarbanes-Oxley implementation efforts totaled approximately $150,000 in salaries and wages expenses. These amounts compare to third party costs of approximately $170,000, $10,000 in capitalized costs related to reporting systems implementation efforts, and personnel costs of approximately $70,000 related to these efforts in 2007.

We have budgeted approximately $250,000 for this work in 2009, including our efforts in early 2008 to improve our information technology environment and ongoing efforts to automate our financial reporting. This amount excludes the addition to ongoing increased internal personnel costs of approximately $300,000 in 2008, for positions necessary to support Sarbanes-Oxley. Approximately half of such salaries relate specifically to time spent to support Sarbanes-Oxley, and the remaining portion is necessary to support the ongoing requirements to administratively manage and support a growing business and for improving business processes. Such amounts are included in our budget for internal salaries and wages for 2009.

Due to the ongoing changes in our business, our acquisition strategy and the increasing complexity of reporting requirements and regulations, we can give no assurances that our costs for continuing Sarbanes-Oxley compliance will not increase. Also, we cannot guarantee that we will not in the future identify additional internal control deficiencies, or that we will be able to remediate any such deficiencies in a timely fashion.

Professional Fees

Our professional and legal compliance and litigation related costs (including third party costs related to our Sarbanes-Oxley implementation) totaled approximately $434,000 for 2008, compared to our 2008 budget of $800,000 and actual costs of $562,000 in 2007. The budget and actual increases in 2008 over the prior year were due to additional costs in connection with efforts to automate portions of the Company’s financial reporting processes using software purchased in late 2006 and for which final implementation is anticipated in 2008. Work related to securities registrations totaled approximately $27,000 in 2008 compared to $118,000 in 2007. This decrease was offset by small increases in a number of compliance related areas and the Sarbanes-Oxley and financial reporting related work. We have budgeted $550,000 for compliance related professional fees for 2009. This amount does not include any costs which will be incurred to close acquisitions, as we are cannot predict with any degree of certainty the timing and outcome of acquisition efforts.

Software Modifications Required by Geographic Expansion

We have achieved the most significant penetration with our lead products in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. To do so, we may have to modify our existing fund accounting programs to accommodate differences in state laws, regulations and taxation. We anticipate needing to make additional investment in software development to accomplish this. However, we plan to make the changes when we have firm orders in an area in an attempt to maximize return on investment as quickly as possible. We are currently converting our programs to the Microsoft .Net programming and SQL database language, but do not yet have all modules ready for release. As a result, some jurisdictional related changes have been made in 2007 and 2008 may be required to be made in both our current and .Net platforms through 2009 and 2010, when we anticipate the large majority, if not all, modules will be converted. The costs of such changes may offset somewhat the positive impact from expanding our geographic reach significantly begun in early 2007 with the acquisition of McAleer.

Conversion of our Accounting+Plus software to Microsoft .Net Programming and SQL Database Language

We have already completed the conversion of the majority of our core accounting and personnel modules to Microsoft.Net Programming and SQL database language, with the municipal modules still in progress. The completed modules are in formal beta installations. However, the changes resulting from the formal beta use have been limited. We are prepared to install and have installed some of the completed modules in select entities which do not have an immediate need for other integrated modules not yet converted. In addition, the completed modules have the functionality necessary to handle school activity funds, such as student clubs, organizations and athletics. We are beginning to look for additional sales opportunities of the completed modules now. We anticipate completing most if not all of the remaining modules throughout 2009 and 2010.

Maintaining Margins

In 2008, we experienced a significant increase in sales of infrastructure solutions including sales of IP Telephony solutions, as well as increased sales of engineering services related to those solutions. Both infrastructure and interactive whiteboard solutions have become subject to increased competition as more product manufacturers have recognized product potential and have entered these markets. Favorably, we did not see a decline in our margins from the Technology solutions segment in 2008. Our margins improved to 16.2% in 2008 from 15.6% in 2007, primarily from an improvement in product mix. In order to maintain and improve our margins, we need to continue to search for new and innovative, and initially higher margin, products to augment those that become mature, or we need to increase our revenues or our personnel utilization to achieve greater economies of scale. We also intend to continue our focus on existing higher margin areas such as engineering services and sales of software solutions and related services. While we cannot predict success in achieving these goals, as opportunities arise we take actions to maintain and improve our margins. These include expanding our geographic reach, increasing the size of and reorganizing our sales force to focus on more products backed by product specialists, increasing telemarketing efforts, improving our sales tools, and identifying additional product and service areas. We are focused on increasing margins, but ultimately we are looking to increase profits by leveraging existing and an increasing number of customer relationships by taking advantage of cross-sell opportunities with a variety of products and services. We will work to focus primarily on those customers for whom we can provide ongoing support and higher margin integration and other engineering services.

Additionally in 2008, a considerable percentage of the significant increase in sales of interactive whiteboard solutions related to a select number of large projects, initiated by school districts, involving their implementation of the new technology. Due to the size and nature of these projects, we were able to achieve certain economies of scale that resulted in substantially improved margins and increased gross profits. The challenge in 2009 and future periods will be to secure similar large opportunities or a greater number of smaller implementations. We have therefore developed a strategy focused on both large opportunities and a greater number of smaller opportunities. This strategy includes focusing certain members of our sales team’s efforts specifically on the interactive whiteboard solution product line in an effort to increase market penetration and continue the growth of interactive whiteboard sales. We are also making efforts to take advantage of opportunities which may arise to expand our geographic reach with this product line. Prior to 2008, we were authorized to sell interactive whiteboard products by our partner on an exclusive basis in two states, South Carolina and North Carolina. In early 2008, we entered into an affiliate relationship with another vendor whereby we would participate in the opportunity to sell these solutions in certain counties within the state of Alabama. In early 2009, this relationship was changed to be a direct relationship.

Technology and Software Budgets

While federal, state and local funding can vary from year to year, and technology and software budgets have been challenged during the last few years, we have sensed a steady improvement in the discretionary funds that are available to our potential clients. These discretionary funds, coupled with our clients’ desire to improve or implement technology and software tools into their individual environments, have provided growth for our business. We recognize that future changes in funding could improve or strain technology budgets. For example, the current recession could result in a decline in spending by our educational and local government client base. However, since such spending is generally based on tax revenues and portions of such revenues do not always correlate immediately or directly with changes in the economy, the impact is generally reduced when compared to the impact on those vendors whose client base consists primarily of private sector businesses. Even so, we cannot predict the impact changes in funding may have on our business.

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the notes to our audited consolidated financial statements as of and for the period ended December 31, 2008 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

Disclosure Regarding Segments

The Company reports its operations under two operating segments: the Software applications segment and the Technology solutions segment. See “A. Introduction – Products and Services” and “– Organization” for more detailed discussions regarding our segments.

Revenue recognition

Software License Revenues

Software revenues consist principally of fees for licenses of our CSI internally-developed software products, services and training. We recognize all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, and Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

Costs in the research and development of new software products where the technological feasibility is unknown and enhancements which do not prolong the software life or otherwise increase its value, are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three to four years, using the straight-line method. Much of our software development efforts related to our fund accounting and lesson planning products focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, to date, through our software solutions segment, we have spent no material efforts on technological innovation for which the feasibility has been unknown. Efforts may increase following the Version3 acquisition as its product focus may result in increasing efforts toward research and development.

Goodwill and Other Intangible Assets

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” in our accounting and reporting for goodwill and intangible assets.

SFAS No. 142 eliminates the requirement to amortize intangible assets with an indefinite life, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition of indefinite-lived intangible assets. In accordance with SFAS No. 142, we do not amortize indefinite-lived intangible assets (e.g., corporate trademarks for which planned use is indefinite). As of December 31, 2008, we had approximately $2.4 million of goodwill. In accordance with SFAS No. 142 we are required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Our goodwill impairment test involves a comparison of the fair value to its carrying amount. If the fair value is determined to be less than the carrying value, the asset is considered impaired. We tested goodwill for impairment as of December 31, 2008 and will test it annually on December 31 unless changes occur between annual test dates that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our 2008 impairment test indicated that goodwill was not impaired.

In addition, we evaluate the remaining useful life of other intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its remaining estimated useful life. Amortizable intangible assets (e.g., product trademarks) are amortized on a straight-line basis over six years or the life of the product, whichever is shorter. As of December 31, 2008, the intangible assets classified as indefinite lived totaled $2.5 million, including goodwill and corporate trademarks.

Other Intangible Assets

In connection with the acquisition of McAleer, ICS, and Version3, we allocated approximately $3.3 million in value to intangible assets. The estimated fair value of these acquired intangible assets is based upon an independent valuation, and is being amortized over the life of the assets. As of December 31, 2008, the intangible assets had a carrying value of $3.0 million, net of accumulated amortization of $0.3 million, and are included in other intangible assets, net on the Consolidated Balance Sheet. See Note 3 to our audited consolidated financial statements dated December 31, 2008 for further detail regarding the intangible assets related to the McAleer, ICS, and Verion3 acquisitions.

Amortization expense was approximately $217,000 for the year ended December 31, 2008 and $117,000 for the year ended December 31, 2007. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2008 is expected to be as follows (in thousands):

Year	Amortization Expense
2009	$348
2010	277
2011	192
2012	175
2013	162
Thereafter	1,789

Total	$2,943

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 13 to our consolidated audited financial statements for the period ended December 31, 2008 and under “— G. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

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

F. Financial Performance

Overview of Financial Performance – Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007.

Our revenues for the 2008 fiscal year were $58.7 million, $3.5 million or 6%, higher than revenues for the 2007 fiscal year. The increase was driven by a $0.4 million or 1% increase in our Technology solutions segment, and a $3.1 million or 29% increase in our

Software applications segment. Technology solutions segment sales increased primarily as a result of increased infrastructure solutions sales partially offset by a reduction in instructional hardware solutions (primarily interactive whiteboards) sales. Software applications sales increased along all the major areas of new software, delivery, installation and training related revenues, as well as recurring support agreement revenues primarily from organic growth of $2.0 million. The addition of sales from the April 2008 acquisition of ICS (“ICS,” or “CSI-Greensboro”) added $0.7 million and the August 2008 acquisition of Version3 added $0.3 million.

The gross profit for 2008 was $12.8 million, $1.5 million or 13% above the prior year. The Technology solutions segment increased $0.3 million or 5%, while the Software applications segment increased $1.2 million or 26%. The addition of CSI-Greensboro added $0.2 million increase but was substantially offset by a $0.2 million reduction in gross profit from the acquired Version3 acquisition. The gross margin was 21.8% for 2008 and 20.5% for 2007. The increase in margin for the year was primarily attributable to an increase in margin within the larger contributing Technology solutions segment, reporting 16.2% margin in 2008 versus 15.6% in 2007 from a shift in product mix to higher margin infrastructure solutions. The addition of the CSI-Greensboro operations which has historically had a lower margin (32.2% for 2008) than the ongoing CSI software operations and negative margin from the acquired Version3 operations resulted in a decline in the Software applications segment margin from 41.6% in 2007 to 40.7% in 2008. Version3’s gross margin was -55.2% of which approximately one-half was due to increased depreciation and amortization from the write-up of its assets to fair value in connection with the acquisition, and the remainder from a slow start to revenue expansion efforts in 2008.

Operating income was relatively flat, declining $119,000, or 4% to $3.0 million for 2008 compared to operating income of $3.1 million for the 2007 year. The small decline in operating income resulted from a $1.5 million increase in gross profit offset by a $1.6 million increase in operating expenses. Operating expenses increased primarily as a result of increased Technology segment operating costs of $1.0 million, primarily from increased selling efforts including the expansion of Technology cross-sales efforts into the Alabama region acquired in the 2007 CSI-Mobile software acquisition. The addition of the acquired CSI-Greensboro and Version3 operations each added $0.6 million and represented the remaining increase in operating expenses driven by the Software segment of $0.6 million.

Net income decreased $0.4 million or 23% to $1.3 million. The decrease was primarily related to the small, $0.1 million decrease in operating income, net of a loss on the sale of the CSI-Mobile building in order to lease larger space for the expansion of technology sales efforts in Alabama and an increase of $0.2 million in taxes. In the prior year, the Company began taking Jobs Tax Credits available in the State of South Carolina and was able to pick up some amounts from prior years to carryforward. No such one-time pickup occurred in the current year.

Results of Operations

Year Ended December 31, 2008 Versus Year Ended December 31, 2007

The following table and discussion set forth the change in sales and the major items impacting the change in operating income for the year ended December 31, 2008 compared to the year ended December 31, 2007.

	Year Ended
(Amounts in thousands)	December 31, 2008	December 31, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$58,703	$55,197	$3,506
GROSS PROFIT	12,818	11,321	1,497
OPERATING INCOME	3,027	3,146	(119)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			3,506
Cost of sales excluding depreciation, amortization, and capitalization			(1,536)
Depreciation and amortization			(334)
Capitalization of software costs			(139)

			1,497

Operating Expenses:
Selling costs			(1,118)
Marketing costs			(157)
Professional and legal compliance, and litigation related costs			129
Stock based compensation			83
Acquisition expenses			(42)
Depreciation and amortization			(187)
Other general and administrative expenses			(324)

			(119)

Revenue

Our revenues for the 2008 fiscal year were $58.7 million, $3.5 million or 6% higher than revenues for the 2007 fiscal year. The increase was driven by increases in both our segments: Technology solutions, with a 1% increase, and Software applications, with a 29% increase. Technology solutions segment product sales of infrastructure solutions increased significantly over the prior year. The increase was partially offset by a decrease in instructional hardware (primarily interactive whiteboards) with an increase in the number of smaller projects not being sufficient to equal the prior year activity including a large districtwide implementation. Software applications sales increased 20% organically, with the remaining increase coming from the additions of CSI-Greensboro (6%) and Version3 (3%). Increases were experienced across all the major areas: new software, delivery, installation and training and recurring support agreement revenues.

Gross Profit

Gross profit for 2008 increased $1.5 million, or 13%, to $12.8 million, driven by the increased sales in both the technology and software segments. The gross margin increased from 20.5% in 2007 to 21.8% in 2008. The increase in margin for the year was primarily attributable to an increase in sales of higher margin infrastructure solutions within the larger dollar Technology segment. Technology solutions gross margin increased from 15.6% in 2007 to 16.2% in 2008. This increase was partially offset by a decrease in the software margin from 41.6% in 2007 to 40.7% in 2008. The decrease came from the addition of the CSI-Greensboro operations which has historically had a lower margin (32.2% for 2008) than the ongoing CSI software operations and negative margin from the acquired Version3 operations. Version3’s margin was -55.2%, of which approximately one-half was due to increased depreciation and amortization from the recording of its assets at fair value in connection with the acquisition, and the remainder from a slow start to revenue expansion efforts in 2008. The decline in the margin for the ongoing software operations over the prior year came from increased amortization of software efforts capitalized, primarily relating to work for prior modules completed and work related to the remaining modules of the latest version of the Company’s fund accounting software written in Microsoft’s .Net programming and SQL database languages. Software gross margin was also impacted by decreased development wage costs capitalized with increased wages expensed from more time spent by development staff supporting quality assurance efforts with the new SQL version of the product.

Operating Expenses

Operating expenses were $9.8 million for the 2008 fiscal year, an increase of $1.6 million, or 20%, from the same period of the prior year. The increase was primarily from the added selling, general and administrative expenses with the addition of increased selling and marketing expense primarily by the Technology solutions segment, including efforts to capitalize on cross-sell opportunities in the expanded geographic region following the 2007 acquisition of McAleer. Additional selling, general and administrative and acquisition costs from the CSI-Greensboro and Version3 acquisitions also added to the increase in operations costs. Additional salaries and wages, sales consulting fees, marketing expenses, travel and mobile costs connected with the increase in sales also contributed to the increase. Depreciation and amortization increased as a result of the acquisitions, and other general and administrative costs increased due to the delay in increases in insurance and taxes, including franchise and business licenses, which costs are often based on prior year numbers and were driven higher by the large jump in business size which occurred in the prior year. These increases were partially offset by declines in the portion of non-cash stock-based compensation, with a shift to more cash compensation of our outside directors and consultants in 2008 compared to 2007, and decreases in compliance related costs with reduced use of outside consultants in 2008 compared to higher use needed to complete the initial implementation of Sarbanes-Oxley in the prior year.

Operating Income (loss)

We recorded operating income for 2008 of $3.0 million, a decrease of $0.1 million, or 4%, compared to the operating income in 2007. This decrease in 2008 compared to 2007 was due primarily to the impact of the substantial increase in gross profit, offset by the increase in Operating Expenses described above.

Segment Information

Software Applications Segment

	Year Ended
(Amounts in thousands)	December 31, 2008	December 31, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$13,559	$10,478	$3,081
GROSS PROFIT	5,514	4,362	1,152
OPERATING INCOME	845	383	462

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			3,081
Cost of sales excluding depreciation, amortization, and capitalization			(1,485)
Depreciation and amortization			(305)
Capitalization of software costs			(139)

			1,152

Operating Expenses:
Selling costs			(390)
Marketing costs			(12)
Depreciation and amortization			(150)
Other general and administrative expenses			(138)

			462

Software applications segment sales increased from increased sales in all areas: new and third party software, related delivery, training and support services and increased support agreements. The increased sales were due primarily to organic growth ($2.0 million), but also to the addition of CSI-Greensboro ($0.7 million) and Version3 ($0.4 million).

Cost of sales, Selling costs, Marketing costs, Depreciation and amortization and Other general and administrative costs all increased primarily from the addition of CSI-Greensboro and Version3. Cost of sales also increased with increased amortization and depreciation from the recording of the assets at fair value of CSI-Greensboro and Version3 in connection with the acquisitions. Capitalized software costs decreased with continued work on the remaining modules related to the Microsoft .Net and SQL (application programming language and database) conversion effort declining with more efforts spent on quality assurance. Operating expenses also increased in Other general and administrative costs from an increase in costs from the allocation of insurance and taxes driven higher by the large increase in the size of the business in 2007.

Technology Solutions Segment

	Year Ended
(Amounts in thousands)	December 31, 2008	December 31, 2007	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$45,144	$44,719	$425
GROSS PROFIT	7,304	6,959	345
OPERATING INCOME	2,686	3,438	(752)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			425
Cost of sales excluding depreciation, amortization, and capitalization			(51)
Depreciation and amortization			(29)

			345

Operating Expenses:
Selling costs			(729)
Marketing costs			(144)
Depreciation and amortization			(37)
Other general and administrative expenses			(187)

			(752)

Technology solutions segment sales increased primarily due to sales of new hardware, principally infrastructure solutions, partially offset by decreased sales of instructional (interactive whiteboard based) solutions.

Cost of sales increased but declined modestly as a percent of sales, with technology margins increasing from 15.6% in 2007 to 16.2% in 2008 with the shift to more sales of higher margin infrastructure hardware. Selling and marketing costs increased significantly, primarily driven by efforts to expand the geographic reach of the Technology segment into the expanded geographic territory following the 2007 acquisition of CSI-Mobile. Such efforts began in 2008. Considering our six to twelve month sales cycle and without considering the potential extension of sales cycles which may occur as a result of the late 2008 and current economic environment, we believe the full return on investment will be experienced in the following year. Depreciation and amortization increased, with additional investment in equipment to supply a larger labor force following the significant increase in the business in 2007 and to support expanded sales efforts in 2008. Other general and administrative expenses increased from an increase in costs from the allocation of insurance and taxes driven higher by the large increase in the size of the business in 2007.

The following table summarizes the segment information discussed above and reconciles them to the consolidated amounts reported and previously discussed. The table also presents the segment assets information. Changes in segment assets came primarily from the following:

•

Segment assets in the Software applications segment increased primarily from the asset purchase of CSI-Greensboro and Version3. This included an increase in property, plant and equipment, computer software, goodwill and other (intangible) assets, as well as additions to receivables. Receivables also increased for the Technology solutions segment due to increased E-Rate work funded by the Schools and Libraries Division of the Federal government, which typically has long collection cycles.

•	Inventory increased in the Technology solutions segment, with increased investment made to take advantage of volume purchase discounts.

•

Capitalized software costs for the software applications segment increased from the investment in the conversion of the fund accounting software to the Microsoft ..Net and SQL platform and the write up of the purchased CSI-Greensboro and Version3 software to fair value.

•

Deferred tax liabilities increased as a result of the tax impact of the carryover of the tax basis of Version3 in that acquisition, due to the acquisition being accomplished as a stock based, tax-free reorganization; and reduced the prior year’s reported net deferred asset position.

(Amounts in thousands)	Software Applications	Technology Solutions	Total Company
Year ended December 31, 2008
Net sales and service revenue	$13,559	$45,144	$58,703
Gross profit	5,514	7,304	12,818
Segment income	845	2,686	(*	)
Segment assets	12,200	12,835	25,035

Year ended December 31, 2007
Net sales and service revenue	$10,478	$44,719	$55,197
Gross profit	4,362	6,959	11,321
Segment income	383	3,438	(*	)
Segment assets	7,240	8,946	16,186

*	Reconciliation of Segment income (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

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

(Amounts in thousands)	December 31, 2008	December 31, 2007
Segment income:
Software applications segment	$845	$383
Technology solutions segment	2,686	3,438

TOTAL SEGMENT INCOME	3,531	3,821

Less: merger-related and compliance costs
Stock compensation – non-cash	(19)	(102)
Acquisition costs	(53)	(11)
Professional and legal compliance and litigation related costs	(432)	(562)

OPERATING INCOME Per consolidated Statement of Operations	$3,027	$3,146

Interest and Other Income and Expenses

Interest expense was approximately $0.6 million in both 2008 and 2007. While average borrowings outstanding increased with additional deals funded by the federal government and having longer collection cycles, and with the cash impact of acquisitions, interest rates declined during the year. Loss on disposal of property and equipment increased approximately $0.1 million due to the sale of the CSI-Mobile building and land to enable a move to larger leased space in connection with the expansion efforts in Alabama. As of December 31, 2008, we had outstanding draws of $5,634,000 under our bank credit facility bearing interest at 3.59% (LIBOR plus 2.50%). We also had outstanding long-term bank debt, including current portion, of $0.9 million bearing interest at 3.59% (LIBOR plus 2.50%) and outstanding subordinated notes payable to Barron Partners LP (“Barron”) and the five former CSI-South Carolina shareholders totaling $1,950,400 and bearing interest at 15.0%.

Income Taxes

Income taxes were recorded as an expense of approximately $1.0 million in 2008 compared to $0.9 million in 2007. The increase was due to recognizing fewer South Carolina jobs tax credits in the current year of approximately $0.1 million. The effective tax rate was driven higher by fewer jobs tax credits and increased non-deductible items such as meals and entertainment due to travel across a broader geographic area.

Net Income (Loss) and Earnings (Loss) Per Share

Net income decreased $0.4 million or 23% from net income of $1.7 million in 2007, to net income of $1.3 million for 2008. The decrease in net income over the prior year was driven by the increase in revenues contributing to increased gross profits, offset by increased operating costs, primarily for technology expansion into Alabama, the loss on the sale of the CSI-Mobile building and increased taxes, as previously discussed.

Basic earnings per share decreased from a basic earnings per share of $0.46 in 2007 to basic earnings per share of $0.25 in 2008. The decrease resulted primarily from the decrease in net income, and an increase in the number of weighted average shares outstanding. Weighted average shares increased because of conversions of preferred shares, warrant exercises, and issuance of stock in connection with the 2008 acquisitions. For the same reasons, on a fully diluted basis, earnings per share decreased from $0.14 per share in 2007 to earnings per share of $0.11 in 2008.

G. Liquidity and Capital Resources

Our strategic plan includes the expansion of the Company both organically and through acquisitions. Due to the long-term nature of investments in acquisitions and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Accordingly, we use debt and equity vehicles in addition to cash flow from operations to fund our growth and working capital needs. Currently our funds for working capital are provided under our $7.0 million revolving line of credit (temporarily increased to $8.0 million in the fall of 2008, then reduced again to $7.0 million, in the winter of 2008).

Events Impacting Liquidity and Capital Resources

Acquisitions

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

Sale of Real Estate and Payoff of Real Estate Note

On November 17, 2008, we sold the building and land purchased in the CSI-Mobile acquisition in order to move into a larger leased facility due to growth in connection with our expansion of technology offerings in Alabama. The proceeds from the sale and a small draw on our revolver was used to pay off the related real estate note.

Increase in Equipment Note

As a cash availability conservation measure, we refinanced recent capital expenditures for equipment, which had been initially paid for by a draw on our line, through an increase in our equipment facility of $665,000. The increase was used to pay down our revolving credit facility, our primarily source for working capital to fund day to day business operations. The new note bears interest at Libor plus 2.5%.

Off-Balance Sheet Arrangements

As of December 31, 2008, and for the prior reporting periods, CSI had no off-balance sheet instruments.

Cash Flows

For the years ended December 31, 2008 and 2007 we had no significant increase in cash and cash equivalents with no significant cash on hand. Since the time of the reverse merger in 2005 we have operated in most periods without cash on hand and in reliance on a revolving line of credit facility to fund our day to day working capital needs, as previously noted.

Cash for Operating Activities

Cash used by operating activities totaled $1.9 million for the year ended December 31, 2008, compared to cash provided by operating activities of $4.1 million for the year ended December 31, 2007. The decrease was due primarily to slower collections on support agreements, also affecting the cash impact of deferred revenue arrangements, slower collections on hardware sales from payments made following installations of more solutions sold as bundled projects, and slower collections from increased work in connection with the E-Rate program of the Schools and Libraries Division of the Federal Government (which typically has a longer collection cycle). These items were substantially collected following the year end, as is routine, and not as the result of any significant change in collectability. Increased investment in inventories for volume purchase discounts also resulted in reduced cash flow from operating activities.

The changes in adjustments to net income for 2008 compared to the changes in 2007 netted to a decrease of $0.4 million. Increases came from depreciation and amortization, primarily from the increases following the current year acquisitions. The remaining portion of the change from the prior year of $6.2 million were primarily driven by the differences in the changes in inventories and deferred revenues as discussed above.

Significant changes at December 31, 2008 since the prior year end to Balance Sheet items related to operating activities are as follows:

The increase in accounts receivable ($5.2 million) was a result of a delay in collections on certain support agreements, large technology deals and E-Rate receivables, which were substantially collected after year end. The increase in deferred revenue was primarily from the billing of the majority of CSI-Mobile’s support agreements at year end which are recognized over the year as the services are delivered. The CSI-Mobile forward billing was the primary cause for the increase in deferred revenue ($1.4 million). The increase in inventories ($1.1 million) is due to additional receipts of inventory at year end 2008 to take advantage of volume purchase discounts, and accounts payable declined by $0.4 million due to the timing of payments.

Cash for Investing Activities

Cash used for investing activities totaled $2.8 million for the year ended December 31, 2008, compared to $5.6 million for the year ended December 31, 2007. The $2.8 million decrease was a result of the reduction in amount of cash used for the acquisitions made in the current year than that of the prior year. This decrease was partially offset by the net increase in cash used for property and equipment activities, including an increase in cash used for purchases offset by cash received for the sale of the CSI-Mobile facility to enable the movement into a larger space as Alabama operations are expanded to include technology solutions offerings. On the balance sheet, since year end 2007, property and equipment declined due to the sale of the CSI-Mobile facility (as previously noted), partially offset by increases in equipment purchased to support a larger organization (including improvements driven in part by our efforts to maintain compliance with Sarbanes-Oxley legislation). Computer software costs, goodwill and other intangible assets all increased most significantly as a result of the acquisitions of substantially all the assets of ICS and Version3 and related purchase price allocation to the assets and recording of the additions in our financials.

Cash from Financing Activities

Cash provided by financing activities netted to $4.7 million for the year ended December 31, 2008, compared to cash provided by financing activities of $1.5 million for the year ended December 31, 2007. The increase of $3.2 million was primarily due to draws on our revolving line of credit to support increased working capital requirements from increased accounts receivable and investment in inventories (for reasons discussed in Cash from Operating Activities) above, partially offset by a reduction in proceeds from the exercise of stock options and warrants, for which warrant exercises were significant at $0.7 million in 2007, compared to no warrant exercises in 2008. Borrowings under notes payable resulted from an increase in our equipment note and a corresponding paydown on our revolver to shift funding for capital expenditure purchases from our working capital line to longer-term financing, while repayments of notes payable were a result primarily of the payoff or our real estate loan for the CSI-Mobile facility with proceeds from its sale, regularly scheduled payments on our equipment note and a principal payment on the subordinated notes payable to shareholders.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Years Ended December 31, 2008 and 2007

EBITDA increased 6.9% or $0.3 million to $5.1 million for the year ended December 31, 2008, compared to EBITDA of $4.8 million reported for the same period in 2007. The EBITDA increase was primarily due to the $0.4 million decrease in operating income over the prior year being offset by a larger add back for increased depreciation and amortization in connection with the write-up to fair value of assets from the CSI-Mobile and Version3 acquisitions. Adjusted EBITDA for the year ended December 31, 2008 increased by 5.0% or $0.2 million to $5.1 million, compared to $4.8 million for the prior year. The increase was due to the same items as impacted EBITDA. However, the rate of increase in Adjusted EBITDA was lower than that of EBITDA as it excludes the non-cash item stock-based compensation, which declined $0.1 million in 2008 compared to the amount incurred in the same period of the prior year.

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

“Adjusted EBITDA or “Financing EBITDA” is a non-GAAP financial measure used in our calculation and determination of compliance with debt covenants related to our bank credit facilities. Adjusted EBITDA is also used as a representation as to how EBITDA might be adjusted by potential lenders for financing decisions and our ability to service debt. However, such decisions would not exclude those other items impacting cash flow which are excluded from EBITDA, as noted above. Adjusted EBITDA is defined as net income or loss adjusted for net interest expense, income tax expense or benefit, depreciation, amortization, and also certain additional items allowed to be excluded from our debt covenant calculation, including other non-cash items such as operating non-cash compensation expense (such as stock-based compensation), and the Company’s initial reorganization or restructuring related costs, unrealized gain or loss on financial instrument (non-cash related) and gain or loss on the disposal of fixed assets. While we evaluate the Company’s performance against debt covenants on this basis, investors should not presume the excluded items to be one-time costs. If the Company were to enter into additional capital transactions, for example, in connection with a significant acquisition or merger, similar costs could reoccur. In addition, the ongoing impact of those costs would be considered in, and potential financings based on, projections of future operating performance which would include the impact of financing such costs.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Year Ended December 31,
(Amounts in thousands)	2008	2007
Reconciliation of net income per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income per GAAP	$1,342	$1,741
Adjustments:
Income tax expense	1,036	855
Interest expense, net	574	549
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	775	525
Amortization of software development costs	1,381	1,109

EBITDA	5,108	4,779

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	19	102

Adjusted (Financing) EBITDA	$5,127	$4,881

Credit Arrangements

Prior to our going public through the reverse merger, we funded operations through cash flow from operations. In our 2005 reverse merger, which took the CSI operations public, substantially all of our cash was distributed to the founders in exchange for ownership. Due to continued acquisition activity and the recapitalization of the Company in connection with its going public through a reverse merger, the Company frequently has no excess cash and relies on its $7.0 million line of credit facility with its bank (temporarily increased to $8.0 million through November 30, or through the collection cycle for the seasonally high business and mid-year) to fund its working capital and other funding needs. Accordingly, we now use primarily our working capital facility and term loans to fund our operations. See Note 8 to our audited consolidated financial statements dated December 31, 2008 for details of recent activity under and terms of these facilities.

Our current credit facilities consist of:

•	$7.0 million revolving line of credit, of which $5.6 million was drawn and $1.4 million available December 31, 2008, which bears interest at LIBOR plus 2.5% and matures June 30, 2010;

•

$1,000,000 equipment note, of which approximately $0.9 million was outstanding at December 31, 2008, which bears interest at LIBOR plus 2.5%, and has a three year amortization maturing in November 2010; and

•

$2.3 million in subordinated notes to Barron Partners and the five founding shareholders, of which $2.0 million remained outstanding at December 31, 2008. (In order to conserve capital and borrowing capacity, we refrained from repaying the $2.3 million in subordinated notes upon their maturity in May 2006. We do not anticipate repaying them upon their scheduled maturity on March 31, 2009. We expect to receive, but cannot guarantee an extension of the maturity date. The note holders have cooperated with our deferral of repayment, which, along with the details of subsequent payment activity, is discussed in more detail below under “—Factors Affecting Capital Needs and Resources —Subordinated Promissory Notes.”)

Future Capital Needs

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	$1.4 million available to our operations at December 31, 2008, under our $7.0 million line of credit;

•	inventory purchase commitments taken periodically to obtain pricing discounts;

•	burden of professional and legal compliance costs;

•	the anticipated level of capital expenditures for 2009 of $800,000;

•	software development costs of approximately $1.0 million;

•	our scheduled debt service;

•	continued cooperation as to the deferral of payment on our subordinated debt;

•	potential future acquisitions; and

•	potential capital inflow from warrants exercise and the possibility warrant exercises and related proceeds may not be fully realized.

The above items are described in more detail below.

Factors Affecting Capital Needs and Resources:

Credit Facilities. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, and in light of our growth and acquisition strategy, for the foreseeable future we will rely on a line of credit and borrowing facilities.

While we have drawn on our line significantly and paid it down from time to time, we cannot guarantee that cash flow from operations will be sufficient to repay our line of credit facility at the time it is due and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that our existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. Further, any failure to repay or otherwise restructure the subordinated notes, or to maintain the cooperation of the holders of such notes, could negatively impact our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

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

In 2007, the Company experienced significant improvement in its cash flow from operations, increasing $1.1 million to $4.1 million compared to the prior year’s $3.0 million. Net of needs for other financing activities and scheduled debt retirement, this placed the Company in the position of repaying the short-term portion of borrowings used in connection with the McAleer acquisition, in part or $1.1 million, from cash provided by operations, while the remaining $0.7 million was provided from the exercise of warrants. This improvement was also made possible from the acquisition of McAleer which historically bills the largest portion of its annual support agreements in the fourth quarter of each year and receives some additional cash by year end, with the remainder collected in the first quarter. Our projections as to the acquisition of McAleer were that it would be cash flow positive, that is it would fund its own debt service, and in fact it has done so. As a result, we see risk associated with the cost of the McAleer acquisition as substantially behind us and continuing improvements in our cash position long-term. The success of the McAleer acquisition has also mitigated the risks associated with doing and provided capital for the additional acquisitions we consummated in 2008: that of CSI-Greensboro and Verison3. This assessment does not take into account additional capital related to additional acquisitions, and it assumes growth does not significantly outpace our expectations. It also assumes we are able to effectively and timely control our costs if impacted significantly by an economic downturn, and we retain our ongoing ability to secure asset-based financing to fund our growth. Our primary reasons for pursuing other financing and equity capital are to reduce short-term economic risk relating to past and future acquisitions, and to repay our subordinated notes (potentially as part of funding an acquisition).

Purchase Commitments. The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. In 2008 we had purchase order commitments to Promethean, one of our major suppliers, for interactive whiteboard inventory purchases of $12.3 million. We may receive and agree to, but have not yet committed to any amounts for 2009. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Burden of Professional and Legal Compliance Costs. For the year ended December 31, 2008, professional and legal compliance and litigation costs, excluding stock-based (non-cash) compensation, totaled $434,000. These related primarily to compliance costs of operating as a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should continue and could increase somewhat, particularly as the Company grows or acquires other businesses. The Company will continue to incur expenses to test and monitor controls related to the Sarbanes-Oxley Act, and to maintain the registration of shares through 2009 as required by its commitment to Barron. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Management anticipates that some cost efficiencies may be realized as CSI gains experience as a reporting company and management seeks to manage compliance costs, and believes economies of scale will be achieved particularly with regard to these costs as the Company grows.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2009 will principally consist of $1.0 million for software development and $0.7 million for capital expenditures. For the year ended December 31, 2008, we capitalized approximately $0.9 million of software development costs and $0.6 million in capital expenditures. We plan to fund 2008 needs for these items through cash flow from operations, our line of credit or other financing options discussed above.

Subordinated Promissory Notes. At December 31, 2008, subordinated promissory notes payable to shareholders totaled approximately $2.0 million. Although we possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable. We pay a default interest rate of 15% both on the principal balance and any interest not paid quarterly. From time to time we have deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently we paid this and other interest due and no interest was in arrears as of December 31, 2008.

Looking forward, considering our growth and acquisition strategy, we do not know when we will be able to generate operating cash flow sufficient to repay the subordinated notes, either from cash or with draws under the revolving credit facility. Our ability to utilize our credit facility to repay the subordinated notes would be limited not only by availability under the asset based facility, but also by equity-related financial covenants. Under these covenants in our credit agreement, the subordinated notes are counted as equity. Accordingly, we believe that it is possible that we will not be able to utilize our revolving credit facility to repay the subordinated notes, and that the subordinated notes will need to be restructured or repaid from long-term capital sources. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. We expect to receive an extension of the due dates; however, we can give no assurance that we will be able to successfully extend, restructure or repay the subordinated notes, or that the note holders will continue to cooperate. Our bank lender in the past has consented with respect to the subordinated notes and has granted waivers relating to their prior nonpayment. The notes are subordinated to our senior bank debt, and we believe the ability of the note holders to have direct recourse against us is limited. However, if we fail to extend before, or repay the subordinated notes at, the March 31, 2009 maturity date, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such note holders also might take legal or other adverse collection actions against the Company. We can therefore give no assurances as to what adverse collection actions the subordinated note holders might take, and the impact such actions and default might otherwise have on our other creditors and our financial condition. However, we do not anticipate any of the note holders taking any action detrimental to us. It should be noted that five of the subordinated note holders are currently significant stockholders of the Company, and four of these are executive officers. The ninth note holder, Barron, holds all our preferred stock.

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

We acquired McAleer on January 2, 2007. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. We anticipate that the acquisition of McAleer will provide several benefits as discussed in “—A. Introduction—Strategy.” Also, on March 31, 2008, we consummated the acquisition, effective April 1, 2008, of substantially all of the assets and business operations of ICS and of Version3 on August 14, 2008. We believe that the acquisition of ICS and Version3 will, likewise, provide a number of strategic benefits as discussed in “—A. Introduction—Strategy.” A large portion of the cash consideration for the acquisition was funded by draws under our bank revolving credit facility, thereby reducing our availability under the facility to support working capital needs. Also, the acquisitions of McAleer, ICS and Verison3, like most acquisitions by the Company of other operating businesses, has increased working capital needs of the Company from time to time, primarily due to differences in the timing of collections, typically once a year, and ongoing labor costs for the provision of support services. While our line of credit may be sufficient, its adequacy may be strained by our increased working capital and other needs as a result of acquisition activity. We continue to pursue other opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization. A number of options, as discussed above, are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

Potential Capital Inflow from Warrants Exercise. A significant amount of cash and capital for the Company would be generated by the exercise by Barron of its common stock warrants. The exercise of our warrants with an exercise price of $0.70 would generate approximately $0.4 million. The exercise of our warrants priced at $0.85 would generate approximately $1.3 million. The exercise of our warrants priced at $1.3972 would generate approximately $2.8 million. The exercise of our warrants with a price of $2.0958 would generate approximately $4.2 million.

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

The warrants may be exercised on a cashless basis, in which case the Company would receive no cash proceeds. However, Barron is prohibited from electing a cashless exercise so long as there is an effective registration statement with respect to the shares underlying the warrants. Accordingly, it will be important for us to maintain the effectiveness of the registration statement covering the warrant shares in order to assure the receipt of equity capital from the exercise of the warrants. Our registration statement was declared effective on February 14, 2006 and an updating amendment was likewise declared effective on May 14, 2007, and May 9, 2008. Barron has not invoked the cashless exercise provision.

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

We continuously consider and pursue other financing options which could include mezzanine financing or other capitalization alternatives. These options are under consideration, and could provide longer-term financing to match our long-term capital needs. Such needs would include providing longer term financing for the recent acquisition of McAleer, potentially supporting additional acquisition activities, and increased working capital. Our evaluation of potential long-term funding sources has also included exercise of the warrants held by Barron. Encouraging the earlier exercise of the warrants, as well as encouraging an earlier increase in the float of our stock, we entered into our decision to reduce the pricing on a portion of the warrants in the fourth quarter 2006. In late 2007 Barron exercised for approximately 1.0 million warrant shares providing capital proceeds of approximately $0.7 million. There is no guarantee additional warrant exercises will occur or when. Depending on cash flow from current operations or warrant exercises, should we find longer-term funding unnecessary, we may not take advantage of such additional funding options, thereby paying down debt and minimizing any potential for dilution from any additional raise of capital.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Computer Software Innovations, Inc. and Subsidiary

Easley, South Carolina

We have audited the accompanying consolidated balance sheets of Computer Software Innovations, Inc. and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Software Innovations, Inc. and Subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years then ended in conformity with United States generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Computer Software Innovations, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008 and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC

Greenville, South Carolina
March 27, 2009

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	13,862	8,697
Inventories	1,552	470
Prepaid expenses	98	43
Taxes receivable	223	177

Total current assets	15,735	9,387
PROPERTY AND EQUIPMENT, net	898	1,317
COMPUTER SOFTWARE COSTS, net	3,001	2,163
DEFERRED TAX ASSET, net	—	263
GOODWILL	2,431	1,481
OTHER INTANGIBLE ASSETS, net	2,970	1,575

Total assets	$25,035	$16,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,644	$4,024
Deferred revenue	6,696	5,324
Deferred tax liability	421	469
Current portion of notes payable	447	283
Subordinated notes payable to shareholders	1,950	2,250

Total current liabilities	13,158	12,350

LONG-TERM DEFERRED TAX LIABILITY, net	329	—
NOTES PAYABLE, less current portion	515	764
BANK LINE OF CREDIT	5,634	575

Total liabilities	19,636	13,689

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,740 and 6,860 shares issued and outstanding, respectively	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,381 and 4,699 shares issued and outstanding, respectively	6	5
Additional paid-in capital	8,884	7,401
Accumulated deficit	(3,443)	(4,785)
Unearned stock compensation	(55)	(131)

Total shareholders’ equity	5,399	2,497

Total liabilities and shareholders’ equity	$25,035	$16,186

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(Amounts in thousands, except per share data)	2008	2007
REVENUES
Software applications segment	$13,559	$10,478
Technology solutions segment	45,144	44,719

Net sales and service revenue	58,703	55,197

COST OF SALES
Software applications segment
Cost of sales, excluding depreciation, amortization and capitalization	7,473	5,988
Depreciation	110	77
Amortization of capitalized software costs	1,381	1,109
Capitalization of software costs	(919)	(1,058)

Total Software applications segment cost of sales	8,045	6,116

Technology solutions segment
Cost of sales, excluding depreciation	37,721	37,670
Depreciation	119	90

Total Technology solutions segment cost of sales	37,840	37,760

Total cost of sales	45,885	43,876

Gross profit	12,818	11,321

OPERATING EXPENSES
Selling costs	4,304	3,187
Marketing costs	438	281
Stock based compensation	19	102
Acquisition costs	53	11
Professional, legal compliance and litigation costs	434	562
Depreciation and amortization	546	358
Other general and administrative expenses	3,997	3,674

Total operating expenses	9,791	8,175

Operating income	3,027	3,146

OTHER INCOME (EXPENSE)
Interest income	1	13
Interest expense	(574)	(562)
Loss on disposal of property and equipment	(76)	(1)

Net other expense	(649)	(550)

Income before income taxes	2,378	2,596
INCOME TAX EXPENSE	1,036	855

NET INCOME	$1,342	$1,741

BASIC EARNINGS PER SHARE	$0.25	$0.46

DILUTED EARNINGS PER SHARE	$0.11	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	5,380	3,809

– Diluted	12,661	12,198

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in Thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2006	$4	$7	$6,473	$(6,526)	$(62)	$(104)
Barron’s conversion of preferred stock into common stock	—	—	—	—	—	—
Barron’s exercise of warrants to purchase common stock	1	—	737	—	—	738
Exercise of stock options	—	—	8	—	—	8
Issuance of stock options	—	—	183	—	(183)	—
Stock based compensation	—	—	—	—	114	114
Net income for the year ended December 31, 2007	—	—	—	1,741	—	1,741

Balances at December 31, 2007	5	7	7,401	(4,785)	(131)	2,497
Barron’s conversion of preferred stock into common stock	—	—	—	—	—	—
Issuance of common stock, ICS acquisition	—	—	230	—	—	230
Issuance of common stock, Version3 acquisition	1	—	1,243	—	—	1,244
Issuance of stock options	—	—	19	—	(19)	—
Forfeiture of stock options	—	—	(9)	—	9	—
Stock based compensation	—	—	—	—	86	86
Net income for the year ended December 31, 2008	—	—	—	1,342	—	1,342

Balances at December 31, 2008	$6	$7	$8,884	$(3,443)	$(55)	$5,399

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Amounts in thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$1,342	$1,741
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	2,156	1,634
Stock compensation expense	86	114
Deferred income tax (benefit) expense	(77)	164
Loss on disposal of property and equipment	76	1
Changes in deferred and accrued amounts net of effects from Payments for acquisitions
Accounts receivable	(5,165)	(4,869)
Inventories	(1,077)	2,099
Prepaid expenses and other assets	(55)	117
Accounts payable	(386)	29
Deferred revenue	1,235	3,245
Income tax receivable	(46)	(134)

Net cash (used for) provided by operating activities	(1,911)	4,141

INVESTING ACTIVITIES
Purchases of property and equipment	(594)	(338)
Proceeds from disposal of property and equipment	449	—
Capitalization of computer software	(1,067)	(1,058)
Purchase of computer software	—	(98)
Payments for acquisitions	(1,551)	(4,150)

Net cash used for investing activities	(2,763)	(5,644)

FINANCING ACTIVITIES
Net borrowings under line of credit	5,059	24
Borrowings under notes payable	666	972
Repayments of notes payable	(1,051)	(239)
Proceeds from exercise of stock options and warrants	—	746

Net cash provided by financing activities	4,674	1,503

Net change in cash and cash equivalents	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$577	$461
Income taxes	$1,159	$824

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except where specifically stated as being in millions)

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

Since the reverse merger, and as a part of our growth strategy we have acquired and will continue to pursue the acquisition of other operations. During the periods covered by this report we acquired three operations. On January 2, 2007, we purchased substantially all of the assets and business operations of McAleer Computer Associates, Inc. (“McAleer”), on April 1, 2008 we purchased substantially all of the assets and business operations of ICS Systems, Inc. (“ICS”), and on August 12, 2008 we purchased substantially all of the assets and business operations of Version3, Inc. (“Version3”). The total prices for the assets acquired in these acquisitions are further discussed in Note 3 – Acquisitions.

Description of business

The Company is engaged in the business of development and sales of internally developed software, sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware–based solutions.

The Company’s internally developed software consists of fund accounting based financial management software, standards-based lesson planning software, and solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management and Microsoft SharePoint deployments. The Company’s primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund”, or by source and purpose of the funding. The fund accounting software is used primarily by public sector and not-for-profit entities. The Company’s standards-based lesson planning software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The lesson plans can be stored, shared, and retrieved for collaboration, editing and future use. The Company’s solutions for single sign-on application access management provide the ability to eliminate the need for users to sign on to every application separately (thereby allowing “single sign-on”) and provides for other efficiencies related to setting-up and controlling user access.

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

Reclassification

Certain prior period amounts have been reclassified to the current presentation. Such reclassifications had no impact on previously reported Net income or Shareholder’s equity.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At times balances may exceed federally insured amounts. Bank overdrafts of $698 and $79 as of December 31, 2008 and 2007, respectively, have been reclassified to accounts payable.

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

Inventories

Inventories consist of finished goods purchased for resell from third party vendors and a small amount of service inventory that can be used to provide support services to customers of the Company. Inventories are valued at the lower of historic cost or net realizable value using the first-in, first-out method. The Company is generally able to limit the amount of inventory it has to carry through direct shipment from its suppliers to its customers. However, at times large shipments of inventory may be in transit or not all parts may have been received sufficient for delivery to be consummated or collectibility assured, in which case a significant amount of inventory may be recorded in the Company’s financial statements. Additionally, from time to time the Company takes advantage of bulk purchase opportunities for quantity discounts on high-volume sales items to reduce its costs. Typically such inventories are only carried for a few weeks. As of December 31, 2008 and 2007, the Company had finished goods on hand that amounted to $1,552 and $470, respectively.

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

Computer Software Costs and Amortization

Computer software costs consist of internal software production costs and purchased software products capitalized under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs in the

research and development of new software products where the technological feasibility is unknown, and enhancements which do not prolong the software life or otherwise increase its value, are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three to four years, using the straight-line method. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, to date, through our software solutions segment, we have spent no material efforts on technological innovation for which the feasibility has been unknown.

Goodwill

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” in our accounting and reporting for goodwill and intangible assets.

SFAS No. 142 eliminates the requirement to amortize intangible assets with an indefinite life, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition of indefinite-lived intangible assets. In accordance with SFAS No. 142, we do not amortize indefinite-lived intangible assets (e.g., corporate trademarks for which planned use is indefinite). As of December 31, 2008, we had $2,431 of goodwill. In accordance with SFAS No. 142 we are required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Our goodwill impairment test involves a comparison of the fair value to its carrying amount. If the fair value is determined to be less than the carrying value, the asset is considered impaired. We tested goodwill for impairment as of December 31, 2008 and will test it annually on December 31 unless changes occur between annual test dates that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our 2008 impairment test indicated that goodwill was not impaired.

In addition, we evaluate the remaining useful life of other intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its remaining estimated useful life. Amortizable intangible assets (e.g., product trademarks) are amortized on a straight-line basis over six years or the life of the product, whichever is shorter. As of December 31, 2008, the intangible assets classified as indefinite lived assets total $2,458, including goodwill ($2,431) and corporate trademarks ($27 included in Other intangible assets).

Other Intangible Assets

In connection with the acquisition of McAleer, ICS, and Version3, we allocated $3,258 in value to intangible assets. The estimated fair value of these acquired intangible assets is based upon an independent valuation, and is being amortized over the life of the assets. Intangible assets also include previously capitalized intangibles of $49.

As of December 31, 2008, intangible assets had a carrying value of $2,970, net of accumulated amortization of $337, and are included in other intangible assets, net on the consolidated balance sheet. See Note 3 to our audited consolidated financial statements dated December 31, 2008 for further detail regarding the intangible assets related to the McAleer, ICS, and Version3 acquisitions.

Amortization expense was $217 for the year ended December 31, 2008 and $117 for the year ended December 31, 2007. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2008 is expected to be as follows:

Year	Amortization Expense
2009	$348
2010	277
2011	192
2012	175
2013	162
Thereafter	1,789

Total	$2,943

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

Marketing, Business Promotion and Advertising

Marketing, business promotion and advertising costs are expensed as incurred. Such costs amounted to $438 and $281 for the years ended December 31, 2008 and 2007, respectively.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding, including common shares held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the year ended December 31, 2008 and 2007, both prior to and after application of the treasury stock method.

	For the Years Ended December 31,
	2008	2007
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	5,380	3,809
Common stock held in escrow	297	—
Preferred stock	6,839	6,926
Warrants	6,164	6,971
Options	383	303

Total Weighted Average Shares Outstanding	19,063	18,009

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	5,380	3,809
Common stock held in escrow	297	—
Preferred stock	6,839	6,926
Warrants	—	1,239
Options	145	224

Total Weighted Average Shares Outstanding – Treasury Stock Method	12,661	12,198

Stock related activity for the year ended December 31, 2007

	Common stock (excluding shares held in escrow)	Common stock held in escrow	Preferred Stock	Warrants*	Options*
Outstanding at December 31, 2006	3,429	—	7,013	7,218	268

Issues in 2007	—	—	—	—	170
Conversions and exercises in 2007	1,270	—	(153)	(1,054)	(63)

Outstanding at December 31, 2007	4,699	—	6,860	6,164	375

Stock related activity for the year ended December 31, 2008

	Common stock (excluding shares held in escrow)	Common stock held in escrow	Preferred Stock	Warrants*	Options*
Outstanding at December 31, 2007	4,699	—	6,860	6,164	375

Issues in 2008 – related to acquisitions	1,562	800	—	—	—
Other issues, net of forfeitures in 2008	—	—	—	—	10
Conversions and exercises in 2008	120	—	(120)	—	—

Outstanding at December 31, 2008	6,381	800	6,740	6,164	385

*	For details of Warrant related activity, see Note 9. Preferred Stock and Related Warrants, and for details of Option related activity see Note 11. Stock-based Compensation.

The potential common shares, including common stock held in escrow, were used in the calculation of diluted earnings per share for the years ended December 31, 2008 and 2007.

NOTE 3 – ACQUISITIONS

Acquisition of McAleer

On January 2, 2007, the Company consummated its acquisition of the business operations of McAleer. The transaction was structured as a purchase of substantially all of the assets of McAleer.

The total price for the purchased assets was $4,050, of which $3,525 was paid in cash at closing. The balance of $525 was to be paid pursuant to a promissory note to the owner, William McAleer, in twenty quarterly installments of principal in the amount of $26, plus interest in arrears at the LIBOR rate, beginning March 31, 2007. The note was secured by a first mortgage on the real property of McAleer conveyed in the acquisition, consisting of the office building located in Mobile, Alabama from which the Mobile personnel operate. The Company assumed no liabilities of McAleer, other than certain operating leases and obligations under ongoing customer contracts. On February 8, 2007, the Company repaid the note to William McAleer by financing the real estate through a mortgage note with its bank in the amount of $486 (the terms of which are discussed below under Note 8 – Long-term and Short-term Debt, and Off-Balance Sheet Instruments), and a draw against its revolving credit facility for the remaining balance. Expenses for the acquisition, in the amount of $267, consisted of legal and professional fees, travel costs, stock compensation costs and various other expenses related to the acquisition transaction. These expenses have been capitalized and allocated to goodwill. The Company engaged an independent party to provide assistance with customary valuations, analysis and allocation of the purchase price, which resulted in an allocation to goodwill. For the purposes of recording assets by segment, the acquired assets, including goodwill, are reported under the Software applications segment. The Company expects all goodwill will be deductible for tax purposes, and has an indefinite life for book purposes. The deferred tax liability arises from a difference in the agreed to price for the building asset (tax basis) and the purchase price allocation (book basis included in property and equipment and based on appraisal). Research and development assets acquired in the purchase were not material.

On November 17, 2008, the Company sold the land and the building acquired in the acquisition of McAleer. The sales price was $485. Cash proceeds after selling expenses were $449. The Company recorded a loss on the sale of the building of $72. Proceeds from the sale and a $6 draw on our line of credit were used to pay off the mortgage loan relating to the Property with RBC Bank (USA) in the amount of $455. In conjunction with the sale of the Alabama Property, the Company and the Buyer also entered into a short term lease. Pursuant to such lease, the Company leased the Property from the Buyer until February 15, 2009, at a monthly rate of $5,000. On December 8, 2008 the Company entered into a lease for other facilities and moved into the newly leased facility on or about the expiration date of the short term lease-back of the sold property. See Note 10 – “Commitments and Contingencies.”

Acquisition of ICS Systems, Inc.

On March 31, 2008, CSI consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS. The total purchase price was $1,370 in cash offset by $50 of liabilities, and the issuance by the Company of 209 shares of the Company’s common stock. We did not assume any material liabilities of ICS. We operate ICS as a separate office from which we continue to support the existing product and expand opportunities and sales into surrounding areas. We also integrate the unique features of ICS software into our products over time, and plan to use ICS personnel to assist with these efforts and future product development needs.

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

In connection with the asset purchase transaction described in the Asset Purchase Agreement, the Company entered into a Lease with Byers Properties, L.L.C. for the lease by the Company of the former facilities of ICS. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease begins April 1, 2008 and runs for a period of three years through March 2011. The Lease calls for annual rent of $80, payable monthly. The leased property consists of a single-story brick building located on 2.57 acres in Triangle Industrial Park at 8518 Triad Drive, Colfax, North Carolina. The building comprises 7,207 square feet, with approximately 300 square feet being warehouse space.

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

Acquisition of Version3, Inc.

On August 12, 2008, CSI consummated the acquisition, effective August 14, 2008, of substantially all the assets and business operations of Version3. Version3, based out of Columbia, South Carolina, is a developer, provider and consultant with respect to solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management and Microsoft SharePoint deployments. While Version3 solutions are not solely designed for the education market segment, many recent projects have been directed to K-12 and higher education. Prior to the acquisition, CSI was a reseller of Version3 solutions. We anticipate, by joining forces with Version3, that synergies will be achieved to expand sales efforts, enhance delivery efficiencies, and allow increased focus on new product development and enhancements to existing solutions. We believe Version3’s solutions are more easily scalable to a national level than the Software applications segment’s other major proprietary applications, fund accounting solutions, with many solutions having reduced or no integration requirements, depending on the venue, with local or state reporting. Version3 has provided solutions both within and outside our eight-state footprint prior to the acquisition.

In the purchase, we issued 2,153 shares of common stock, paid down a note of approximately $233, and received $89 for assumed liabilities for deferred revenue. Of the 2,153 shares issued, 800 shares were placed in escrow for release in the event Version3 achieves certain revenue and EBITDA targets over the next three years following the closing and subject to forfeiture if such targets are not achieved. The calculated purchase price, including share values based on the latest closing price on the date of acquisition, liabilities assumed and capitalized expenses aggregated approximately $1.5 million. If performance targets are reached the total value paid will include an addition $0.7 million related to the 800 shares held in escrow. The share amount was negotiated with a goal of eliminating dilution within the first year following the acquisition based on projected earnings performance before the impact of non-cash items (such as the amortization of values allocated to amortizable intangible assets) and also considered equalizing the basis for valuations of both CSI and Version3 using multiples of revenues and EBITDA (or Earnings (Net Income), Before Interest, Taxes, Depreciation and Amortization) for acquisition transactions occurring within the past 12 months based on third party data. In the fiscal years 2009, 2010 and 2011, upon the achievement of revenue targets of $2.5 million, $5.0 million and $7.0 million and EBITDA targets of $0.7 million, $1.5 million and $2.1 million, 300, 300, and 200 shares would be released from escrow, respectively.

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

Allocation of Purchase Price

The allocation of the purchase prices for the McAleer, ICS, and Version3 acquisitions, including capitalized acquisition expenses, are as follows (liabilities other than deferred taxes assumed as part of the purchase price were not deemed material):

	McAleer	ICS	Version3
Property and equipment	$615	$50	$20
Computer Software	610	164	989
Goodwill	1,481	950	—
Other intangible assets	1,645	464	1,149
Deferred tax liability	(34)	—	(622)

Total assets purchase price	$4,317	$1,628	$1,536

Source of Funds for Acquisition

Sources of funds used in the transactions (net of subsequent refinancing activities) are as follows:

	McAleer	ICS	Version3
Proceeds from increase in long-term not payable secured by property and equipment (at time of purchase)	$486	$—	$—
Proceeds from long-term note payable secured by real estate (for refinance of McAleer note)	486	—	—
Receipts on billings for McAleer 2007 support agreements earmarked for CSI	1,280	—	—
Funds from revolving credit facility

Draw on revolving credit facility (escrow payment at time of signing of definitive agreement)	100	—	—
Draw on revolving credit facility (at time of purchase (including $12 for acquisition related expenses)	1,671	1,321	153
Draw on revolving credit facility (for refinance of McAleer note)	39	—	—
Payments of acquisition related expenses (funded from revolving credit facility)	255	27	50

Subtotal of funds from revolving credit facility	2,065	1,348	203

Issuance of 209 shares of CSI’s common stock valued at $1.10 per share	—	230	—
Issuance of 1,353 shares of CSI’s common stock valued at $0.92 per share[1]	—	—	1,244
Assumed liabilities	—	50	89

Total purchase price	$4,317	$1,628	$1,536

[1]	Excludes 800 shares held in escrow subject to achieving performance requirements previously discussed.

Computer Software, Other Intangible Assets, Goodwill, and Useful Lives of Acquired Assets

The detail of computer software, other intangible assets and goodwill and their useful lives are as follows:

	McAleer			ICS			Version3
Asset	Value	Effective Useful Life		Value	Effective Useful Life		Value	Effective Useful Life
Computer software	$610	4 years		$164	4 years		$989	4 years

Trade name	70	3 years		19	3 years		857	15 years
Covenants not-to-compete	75	5 years		70	5 years		37	5 years
							255	2 years

Customer contracts and related relationships	1,500	20 years		375	20 years		—	—

Other intangible assets	$1,645			$464			$1,149

Total computer software and other intangible assets	$2,255	13.3years	[2]	$628	13.3 years	[2]	$2,138	14.7 years	[2]

Goodwill	$1,481	indefinite		$950	indefinite		—	—

[2]	Weighted average

NOTE 4 – ACCOUNTS RECEIVABLE

	December 31,
	2008	2007
Billed receivables	$12,560	$5,742
Unbilled receivables	1,218	2,851
Commission receivable and other	158	194
Allowance for sales returns	(40)	(18)
Allowance for doubtful accounts	(34)	(72)

Total accounts receivable, net	$13,862	$8,697

NOTE 5 – CONCENTRATION OF CREDIT RISK

For the years ended December 31, 2008 and 2007 our top ten clients constituted approximately 37% and 46%, respectively, of our annual revenue. At December 31, 2008 and 2007, approximately 28% and 8%, respectively, of the Company’s net accounts receivable were due from the top ten customers. Potential losses from concentrations of credit risk with respect to trade accounts receivable are considered to be limited due to the number of the customers comprising the customer base, including significant amounts to be paid through government funding, and the Company’s ongoing credit evaluations of its customers.

For the years ended December 31, 2008 and 2007, approximately 55% and 57%, respectively, of the Company’s purchases were from three vendors. At December 31, 2008 and 2007, approximately 11% and 50%, respectively, of the Company’s accounts payable were due to these three vendors.

NOTE 6 – PROPERTY AND EQUIPMENT

	December 31,
	2008	2007
Land	$—	$117
Buildings	—	423
Furniture	321	255
Computer equipment	234	234
Office equipment	1,494	929
Leasehold improvements	198	179

Total	2,247	2,137

Accumulated Depreciation	(1,349)	(820)

Property and equipment, net	$898	$1,317

Depreciation expense charged to operations was $558 and $408 for the years ended December 31, 2008 and 2007, respectively.

On November 17, 2008, the Company sold the building and the land that was acquired in the acquisition of McAleer. The sales price was $485, and the Company recorded a loss on the sale of $72. (See note 3 – Acquisitions)

NOTE 7 – COMPUTER SOFTWARE COSTS

	December 31,
	2008	2007
Capitalized computer software costs	$6,125	$5,816
Capitalized computer software from acquisitions	1,762	—
Purchase of computer software for resale	363	215
Accumulated amortization	(5,249)	(3,868)

Computer software costs, net	$3,001	$2,163

Amortization expense charged to cost of sales for the software applications segment was $1,381 and $1,109 for the years ended December 31, 2008 and 2007, respectively.

NOTE 8 – LONG-TERM AND SHORT-TERM DEBT AND OFF-BALANCE SHEET INSTRUMENTS

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

•

the definition of the borrowing base was expanded to include 50% of eligible inventory (with a maximum borrowing ability against eligible inventory of $1.0 million), in addition to 80% of eligible accounts receivable.

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

Other than the amendments noted above, the material obligations and provisions of the facility remain unchanged. The modifications also memorialized certain previously granted waivers to the restrictive covenants and requirements contained in the agreements with the bank. The bank granted waivers permitting us to enter into the acquisition of McAleer, including the use of bank credit facility advances to fund such acquisition, and incurring mortgage indebtedness to McAleer as a part of the purchase of McAleer’s real estate. Subsequently, on November 17, 2008, the Company sold the land and the building for $485, and recorded a loss of $72. Proceeds from the sale were used to pay off the mortgage loan relating to the property in the amount of $455. (See note 3 – Acquisitions) The bank also waived any cross-default relating to the subordinated notes payable to certain stockholders, which the Company did not repay at their May 2006 maturity.

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectibility; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bore interest at LIBOR plus 2.50% (3.59%) at December 31, 2008, and LIBOR plus 2.50% (7.73%) at December 31, 2007, payable monthly.

On February 14, 2006 the Company entered into an agreement with a bank for a 42 month equipment term loan of $400 at a fixed interest rate of 7.5% per year. The facility is collateralized by substantially all of the assets of the Company. The purpose of the term loan was to finance 2005 capital expenditures and improve its availability under its bank credit facility for working capital purposes. On January 2, 2007, the Company entered into a modification of the equipment loan. Pursuant to the modification, the equipment loan was increased to $800, and bears interest at 7.85% per annum. Principal and interest is payable in 36 consecutive monthly payments of principal and interest of $25 continuing until January 1, 2010.

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year beginning December 31, 2007. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually beginning December 31, 2007. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management believes the Company complied with these current covenants at December 31, 2008, and complied at December 31, 2007 with the previous, now expired agreements.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $5,634 and $575 of outstanding draws under the facility as of December 31, 2008 and 2007, respectively.

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $1,950 at December 31, 2008 and $2,250 at December 31, 2007, respectively. Although the Company possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a draw would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, the Company determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable.

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

On April 23, 2008, we and each of the holders of the subordinated notes entered into a letter agreement which extended the maturity date of such notes until March 31, 2009. Each note holder also waived existing and past payment defaults and the notes will continue to bear interest at the default rate of 15%. In exchange for the extension and waiver, the Company made principal payments on the subordinated notes totaling $300, paid pro-rata among the note holders.

The Company’s subordinated noteholders have cooperated with us in the deferral of payment on the subordinated notes. The Company has paid interest at a default rate of 15%, and as of December 31, 2008 was current with such payments. The Company anticipates the continued cooperation of the noteholders and the ultimate successful negotiation of a maturity date extension or other restructuring of its subordinated debt with the holders. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions, or repaid from the proceeds of the exercise of warrants by Barron. However, the Company can give no assurance that it will be able to successfully restructure, extend or refund the subordinated notes, and that the noteholders will continue to cooperate. The notes are subordinated to the Company’s senior bank debt, and management believes the ability of the noteholders to have direct recourse against us is limited. However, the Company can give no assurances as to what adverse collection actions the subordinated noteholders might take, and the impact such actions and default might otherwise have on its other creditors and its financial condition. The Company does not anticipate any of the noteholders taking any action which would be detrimental. It should be noted that five of the subordinated noteholders are currently significant stockholders of the Company, and four of these are executive officers. The sixth noteholder, Barron, holds all of the Company’s preferred stock.

The amount outstanding on the notes payable to the bank was $962 at December 31, 2008 and $1,047 at December 31, 2007.

The principal payments for subsequent years under the Company’s notes payable are presented below:

2009	$447
2010	515

Total Principal Payments	$962

As of December 31, 2008, and for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 10.

NOTE 9 – PREFERRED STOCK AND RELATED WARRANTS

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

On December 29, 2006, the Registration Rights Agreement was amended to, among other things, eliminate liquidated damages. The Company’s obligation to maintain an effective registration statement was also extended by one year until February 11, 2009 plus that number of days during which the registration has not been effective during that term of the agreement.

Warrants

On February 11, 2005, pursuant to the terms of a Preferred Stock Purchase Agreement with Barron, we issued to Barron common stock purchase warrants to purchase a total of 7,218 shares of our common stock.

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

Activity related to the common stock purchase warrants for the years ended December 31, 2008 and 2007 and outstanding balances is as follows:

Common Stock Purchase Warrants
	Warrant A1	Warrant A2	Warrant B1	Warrant B2
Exercise Price	$1.3972	$0.70	$2.0958	$0.85
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010

Warrant related activity for the year ended December 31, 2007
	Warrant A1	Warrant A2	Warrant B1	Warrant B2
Outstanding at December 31, 2006	2,000	1,609	2,000	1,609
Exercised in 2007	—	(1,054)	—	—

Outstanding at December 31, 2007	2,000	555	2,000	1,609

Warrant related activity for the year ended December 31, 2008
	Warrant A1	Warrant A2	Warrant B1	Warrant B2
Outstanding at December 31, 2007	2,000	555	2,000	1,609
Exercised in 2008	—	—	—	—

Outstanding at December 31, 2008	2,000	555	2,000	1,609

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases certain facilities and equipment under various operating leases. At December 31, 2008, future minimum lease payments under non-cancelable leases are:

2009	$958
2010	974
2011	683
2012	72

Total Principal Payments	$2,687

Rent expense for the years ended December 31, 2008 and 2007 was $486 and $182, respectively.

The Company entered into an operating lease on November 30, 2005 related to the lease of its office facility. The term of this lease is five years, beginning on April 1, 2006 and ending on March 31, 2011. The original commitment under this lease totaled $701, due on the first of each month in escalating monthly payments. The commitments under this lease are included in the future payments in the table above. If at any time the Company terminates the lease, the lessor may recover from the Company all damages approximately resulting from the termination, including the cost of recovering the premises and the worth of the balance of the lease over the reasonable rental value of the premises for the remainder of the lease term, which shall be due immediately. The Company does not anticipate terminating the lease at any time prior to its expiration.

On June 20, 2007, the Company and Chuck Yeager Real Estate amended the operating lease agreement, originally entered into on November 30, 2005, to include an additional 12,544 square feet of warehouse space. The lease of the additional warehouse space was the result of carrying additional inventory and increased monthly rent by approximately $2. While the lease on the additional space was scheduled to expire on August 31, 2007, the Company extended the lease until December 31, 2007. On April 1, 2008 the Company terminated the lease of this additional warehouse space, and entered into a one year lease with Edge Developments, LLC for

18,000 square feet of warehouse space located at 903B East Main Street, Easley, SC. The terms of this lease require monthly payments of $4, which are included in the schedule above, and are scheduled to expire on March 31, 2009, at which time the Company may choose to extend the lease.

On April 1, 2008, in connection with the acquisition of ICS (Note 3), the Company entered into a lease with Byers Properties, LLC for the lease by the Company of the former facilities of ICS. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease begins April 1, 2008 and runs for a period of three years through March 2011. The lease calls for annual rent of $80, payable monthly. The leased property consists of a single-story brick building located on 2.57 acres in Triangle Industrial Park at 8518 Triad Drive, Colfax, North Carolina. The building comprises 7,207 square feet, with approximately 300 square feet being warehouse space. The future minimum lease payments under this lease are included in the schedule above.

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

Purchase Commitments

The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. We have entered into purchase order commitments from time to time with Promethean, one of our major suppliers, for interactive whiteboard inventory. These purchase order commitments were $12.3 million in 2008. We expect to incur similar commitments in 2009. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Executive Officer Employment Agreements

The Company entered into separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009. The term of all the employment agreements is three years, expiring on February 28, 2012. The agreements renew for a one year term automatically upon the expiration of the initial or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at December 31, 2008, excluding bonuses, was approximately $2.7 million.

NOTE 11 – STOCK-BASED COMPENSATION

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

In 2005, the Company assumed the stock based employee compensation plan of CSI- South Carolina as a result of the reverse merger. In addition, the Company granted options to purchase 70 shares of common stock under the 2005 Incentive Compensation Plan in the first quarter of 2007 at an exercise price of $0.85 per share, as a result of the McAleer acquisition which closed on January 2, 2007, and in November 2007 granted options to purchase an additional 100 shares to key employees. The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model with the following weighted-average assumptions. The assumptions in 2008 relate to the options issued in 2008, reflected in the tables below. The assumptions in 2007 relate to the non-employee compensation issued in 2007, which is discussed under “Non-employee Compensation” below.

Assumptions used in calculation of fair value
	For the Years Ended December 31,
	2008	2007
Expected term (in years)	7	10
Expected volatility	123%	153%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.6%	4.7%

Stock options
Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268	$0.12	November 1, 2012
Options granted in McAleer acquisition	70	$0.85	January 2, 2017
Options granted to key employees	100	$1.42	November 9, 2017
Options granted to other employees	10	$1.09	May 28, 2018

The following table summarizes option activity under the plans for the year of 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	268	$0.12
Granted	170	1.19
Cancelled	—	—
Exercised	(63)	0.13
Forfeited/expired	—	—

Outstanding at December 31, 2007	375	$0.60	7.21	$280

Exercisable at December 31, 2007	205	$0.12	5.09	$252

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $1.34 as of December 31, 2007 and the exercise price multiplied by the number of options outstanding as of that date.

As of December 31, 2007 there remained $131 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately three years.

The following table summarizes option activity under the plans for the year of 2008:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	375	$0.60
Granted	20	1.09
Cancelled	—	—
Exercised	—	—
Forfeited/expired	(10)	(1.09)

Outstanding at December 31, 2008	385	$0.62	5.80	$(79)

Exercisable at December 31, 2008	285	$0.39	5.11	$5

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.41 as of December 31, 2008 and the exercise price multiplied by the number of options outstanding as of that date.

As of December 31, 2008 there remained $55 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately two years.

Non-employee Compensation

On February 21, 2006, the Compensation Committee of the Board of Directors and the full Board of Directors approved awards of Company common stock for the Company’s outside directors under the Company’s 2005 Incentive Compensation Plan (the “Plan”). Directors receiving awards under the Plan were Anthony H. Sobel, Chairman; Shaya Phillips; and Thomas V. Butta. Mr. Sobel was granted 98 shares, while Messrs. Phillips and Butta were granted 49 shares each. One-third of the awards vested immediately upon approval. An additional one-third vested on February 28, 2006, with the final one-third vesting on February 28, 2007. Except in the event of a change in control of the Company, the directors could not sell any shares awarded to them prior to March 1, 2007. If a director’s service terminated prior to a vesting date, all unvested shares would have been forfeited, subject to exception in the discretion of the Board. As a result of his subsequent resignation as a director discussed below, Mr. Butta forfeited 32 shares.

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

On March 2, 2006, the Company entered into a Letter of Engagement dated February 27, 2006 and individual restricted stock agreements with Robert F. Steel and Kenneth A. Steel, Jr. (the “Consultants”). The purpose of the agreements was to formally set forth the terms and conditions under which the Consultants had been providing and would continue to provide consulting services to the Company through February 10, 2008. Under the terms of the Letter of Engagement, the Consultants were to advise the Company on the development and implementation of strategic business plans, assist management in developing marketing and growth strategies, and assist management in seeking out and analyzing potential acquisition opportunities. The agreement required the Consultants to provide such consulting services until February 10, 2008. In return, the Company agreed to issue 172 shares of its common stock to each of the Consultants. The stock awards were granted pursuant to the Company’s 2005 Incentive Compensation Plan. The Company was also required to reimburse the Consultants for reasonable travel and other expenses incurred by the Consultants in furtherance of the objectives of the agreements. The agreements contained customary confidentiality and non-competition provisions. The agreements also required the Consultants, if they were terminated for cause prior to the earlier to occur of February 28, 2007 or a change in control of the Company, to return one-third of the Stock Awards at the time of termination.

On June 20, 2006, the Board elected Jeffery A. Bryson to fill the vacancy on the Board created by the February 22, 2006 resignation of Mr. Butta. Mr. Bryson serves on the Company’s Audit and Compensation Committees and he is Chairman of the Audit Committee. In connection with his election to the Board of Directors on June 20, 2006, the Board approved the award to Mr. Bryson of 23 shares of common stock under the Company’s 2005 Incentive Compensation Plan. Under the terms of the award, 12 shares vested immediately upon Mr. Bryson’s election to the Board and the remaining shares vested at the conclusion of the 2007 Annual Meeting of Stockholders of the Company upon Mr. Bryson’s reelection to the Board.

On July 10, 2006, the Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with Alliance Advisors, LLC (“Alliance”). The purpose of the Agreement is for Alliance to assist the Company in the development of the Company’s investor relations and corporate communications program. Under the terms of the Agreement, Alliance assisted the Company for a term of twelve months in developing and implementing an investor relations and corporate communications strategy. In exchange for Alliance’s services, the Company paid Alliance $7 per month for the first six months of the Agreement. At the end of six months, either party to the Agreement had the option of terminating the Agreement. The Agreement continues on a monthly basis, with a monthly payment of $7. In addition to the cash compensation just described, the Company issued to Alliance sixty 60 shares of restricted common stock in the third quarter of 2006. If Alliance had not completed the full one-year term of the Agreement, a pro rata portion of 54 shares would have been required to be returned to the Company.

No additional non-employee based stock awards were granted in 2008.

Total stock based compensation for 2008 was $86, of which $19 related to the stock options granted as a result of the McAleer acquisition and $67 related to employee stock compensation and are included in Cost of sales and Selling costs and Other general and administration expenses. Total stock based compensation for 2007 was $114, of which $40 related to the stock options granted as a result of the McAleer acquisition and $62 related to non-employee stock compensation, with the remaining $12 classified as costs of sales as they are related to the options issued in November 2007 to key employees.

NOTE 12 – DEFINED CONTRIBUTION PLAN

In 2007, the Company established a 401(k) defined contribution plan for the benefit of its employees, and terminated the Simple IRA savings plan maintained in previous years. Employees of the Company may participate in the 401(k) plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. The Company’s contributions to the plan, as determined by management, are discretionary and are allocated among the participants based on the participants’ contributions. Contributions to the 401(k) plan were $288 for the year ended December 31, 2008, and $224 for the year ended December 31, 2007, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, the Company made interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of which are executive officers, and Barron Partners LP, who owns all of the Company’s preferred shares. These interest payments were made on the subordinated notes payable associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of December 31, 2008. In 2008, interest payments to the five original shareholders of CSI-South Carolina totaled $160 and interest payments to Barron Partners LP totaled $160. In 2007, interest payments to the five original shareholders of CSI-South Carolina totaled $134 and interest payments to Barron Partners LP totaled $134.

NOTE 14 – INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2008 and 2007 is summarized as follows:

	December 31,
	2008	2007
Current income tax expense (benefit):
Federal	$1,008	$633
State	105	58

Total current	1,113	691

Change in deferred income taxes:
Federal	32	198
Other	(109)	(34)

Total deferred	(77)	164

Income tax expense	$1,036	$855

The gross amounts of deferred tax assets (liabilities) as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$13	$26
Allowance for sales returns	15	6
Trademarks	15	7
Computer software costs	92	40
Other intangible	1	—
Vacation accrual	173	107
Net operating loss carryforwards	305	121
Acquisition related expenses	34	16
Deferred stock compensation	75	41
SC Jobs Tax Credit	112	130

Gross deferred tax assets	835	494

Deferred tax liabilities:
Goodwill	(70)	(13)
Depreciation	(108)	(56)
Trademarks	(314)	(1)
Other intangibles	(102)	(5)
Prepaid expenses	(30)	(11)
Computer software costs	(961)	(614)

Gross deferred tax liabilities	(1,585)	(700)

Net deferred tax liability	$(750)	$(206)

The net deferred tax asset (liability) is classified in the accompanying consolidated Balance Sheets as follows:

	December 31,
	2008	2007
Current portion	$(421)	$(469)
Long-term portion	(329)	263

Total	$(750)	$(206)

As of December 31, 2008 the Company had net loss carry-forwards of approximately $0.7 million, with various expiration dates through 2024. The net loss carry-forwards relate to the operating losses of VerticalBuyer, prior to the reverse merger with CSI-South Carolina and the Version3 acquisition.

Reconciliation between income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34 percent to income (loss) before income taxes for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
Tax expenses at statutory rate	$808	34.0%	$883	34.0%
State income tax, net of federal income tax benefit	69	2.9%	58	2.2%
South Carolina jobs tax credit, net of federal tax effect	—	0.0%	(130)	-5.0%
Nondeductible portion of meals and entertainment costs	50	2.1%	40	1.5%
Nondeductible registration costs	9	0.4%	25	1.0%
Late fees & penalties	52	2.2%	—	0.0%
Other miscellaneous items	48	2.0%	(21)	-0.8%

	$1,036	43.6%	$855	32.9%

The Company, after consulting with tax experts, recorded South Carolina Jobs Tax Credits earned in fiscal years 2005, 2006 and 2007 of $35, $74 and $133, respectively, or a total of $242 ($159, net of applicable federal income tax effect). Of this amount, approximately $29 was taken in 2007, and approximately $43 will be utilized in 2008, with $169 deferred tax benefit ($112, net of applicable federal income tax effect) remaining. We recorded no significant benefit for 2008.

According to SFAS No. 109, “Accounting for Income Taxes,” such tax credits are to be recorded as assets and reductions of tax expense to the extent it is more likely than not that the taxable income in future periods will be sufficient to utilize the credits earned and employment levels will not decrease, causing a loss of credits recorded in prior years. SFAS No. 109 also requires that, on an ongoing basis, management assess any changes in conditions which may affect the likelihood of realizing these tax credits and that a valuation allowance be established should a degree of uncertainty about the likelihood of realizing these credits become apparent. A valuation allowance would be established with a charge against income. Based on management’s review of the Company’s historical and current performance and its plans for future growth including acquisitions, the introduction of new products, the expansion of existing products and expansion into new markets, management believes it is more likely than not that the Company will be able to fully utilize these tax credits and no valuation allowance is considered necessary at this time. The company applies the principles for recording its South Carolina Jobs Tax Credits established in Emerging Issues Task Force (“EITF”) 94-1, whereby the accounting task force reached consensus that it is not appropriate to record the entire future years’ benefits for increases based on the current year’s events which give rise to the potential but not guarantee the benefits in future years (that is the credits should not be recognized in the financial statements prior to their inclusion in the company’s tax returns. Specifically we record only the amount of Jobs Tax Credit Carryforwards which have been reported in calculations within the company’s tax returns, as required by the state for recognition of the amount of carryforward benefits.)

The Company is uncertain as to the amount and net income effect of credits, if any, which may be earned in future years, because future credits are contingent upon regionally specific increases in employment, sustained increases in future periods of employment gains in prior periods, and the net income effect is contingent upon additional future South Carolina taxable income sufficient to fully utilize such credits as may become available in the future.

NOTE 15 – SEGMENT INFORMATION

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

The following tables summarize information about segment income for the years ended December 31, 2008 and 2007 and assets allocated to segments as of December 31, 2008 and 2007.

	Software Applications	Technology Solutions	Total Company
Year ended December 31, 2008
Net sales and service revenue	$13,559	$45,144	$58,703
Gross profit	5,514	7,304	12,818
Segment income	845	2,686	(*	)
Segment assets	12,200	12,835	25,035

Year ended December 31, 2007
Net sales and service revenue	$10,478	$44,719	$55,197
Gross profit	4,362	6,959	11,321
Segment income	383	3,438	(*	)
Segment assets	7,240	8,946	16,186

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	For the Years Ended December 31,
	2008	2007
Segment income:
Software applications segment	$845	$383
Technology solutions segment	2,686	3,438

TOTAL SEGMENT INCOME	3,531	3,821

Less: merger-related and compliance costs
Stock compensation – non-cash	(19)	(102)
Acquisition costs	(53)	(11)
Professional and legal compliance and litigation related costs	(432)	(562)

OPERATING INCOME Per Consolidated Statement of Operations	$3,027	$3,146

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS No. 162 to have a material impact on the preparation of its financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact FSP 142-3 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for interim periods and fiscal years beginning after November 15, 2008. We are currently evaluating the effect the adoption of SFAS No. 161 will have on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any non-controlling interests in the acquiree in a business combination. SFAS No. 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination, requires capitalization of acquired in-process research and development assets at the time of acquisition and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. As SFAS No. 141R is effective for business combination transactions for which the acquisition date is on or after December 15, 2008. The Company will assess the impact of SFAS No. 141R if and when a future acquisition occurs.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective as of December 31, 2008.

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

Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) for the controls covering the financial reporting cycle for the year ending as of December 31, 2008.

Based on our assessment, we believe that as of December 31, 2008, our internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

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

Update for Changes In Internal Control over Financial Reporting (since our last quarterly report).

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses or Significant Deficiencies

In August 2007, the Security and Exchange Commission (“SEC”) amended Rule 1-02 of Regulation S-X [17 CFR 210.1-02(a)(4)] by adding a new paragraph to define both the terms “material weakness” and “significant deficiency.” Under the new guidance, a material weakness was defined as, “a deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.” The new guidance further defined significant deficiency as, “a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.” As defined in this new standard, if our management identifies significant deficiencies in our internal controls over financial reporting in our reviews of our internal control environment, management takes action to remediate those deficiencies by changing processes and controls to the extent considered necessary by management to eliminate the significant deficiency. In addition, from time to time management identifies deficiencies which are not considered significant deficiencies or material weaknesses as defined. It is generally management’s practice to remediate these deficiencies as well.

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

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Centura Bank is a facility under which we may borrow, repay and then re-borrow. Advances and repayments under the credit facility occur daily, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through March 17, 2009. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through November 4, 2008 was previously disclosed in our Form 10-Q dated September 30, 2008.

Date	Loan Balance
November 7, 2008	$5,455,000
November 18, 2008	4,737,000
November 24, 2008	5,526,000
November 28, 2008	3,976,000
December 5, 2008	4,470,000
December 15, 2008	4,723,000
December 22, 2008	6,158,000
December 31, 2008	5,634,000
January 5, 2009	6,255,000
January 9, 2009	6,690,000
January 20, 2009	5,804,000
January 26, 2009	5,398,000
January 30, 2009	4,239,000
February 6, 2009	4,165,000
February 12, 2009	1,571,000
February 17, 2009	1,988,000
February 25, 2009	1,551,000
February 27, 2009	1,878,000
March 4, 2009	2,211,000
March 9, 2009	2,371,000
March 17, 2009	1,984,000

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

In response to this Item, the information contained under the headings “Election of Directors,” “Governance of the Company,” and “Securities Ownership” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2009 is incorporated herein by reference.

Item 11.	Executive Compensation.

In response to this Item, the information contained under the headings “Governance of the Company – Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2009 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In response to this Item, the information contained under the heading “Securities Ownership” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2009 is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain equity compensation plan information for the Company as of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	385,203	(1)	$0.62	1,037,756	(2)
Equity compensation plans not approved by security holder	N/A		N/A	N/A

(1)	Includes 205,203 shares underlying options held by non-executive officers of the Company pursuant to the former incentive plan of CSI – South Carolina, which options were assumed by the Company in its February 2005 merger with CSI – South Carolina. No more options may be granted under the former CSI – South Carolina plan. Also includes 180,000 shares underlying options granted to employees under our 2005 Incentive Compensation Plan.
(2)	Reflects shares available for award under our 2005 Incentive Compensation Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information contained under the headings “Certain Relationships and Related Transactions” and “Governance of the Company” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2009 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

In response to this Item, the information contained under the heading “Audit Information” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2009 is incorporated herein by reference (except for the Report of the Audit Committee of the Board of Directors).

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. Financial statements and report of independent registered public accounting firm filed as a part of this report are listed below:

(2)	Financial Statement Schedule. None.

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

	By:	/s/ Nancy K. Hedrick
Date: March 31, 2009		Nancy K. Hedrick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy K. Hedrick	President and Chief Executive Officer	March 31, 2009
Nancy K. Hedrick	and Director (Principal Executive Officer)

/s/ David B. Dechant	Chief Financial Officer	March 31, 2009
David B. Dechant	(Principal Financial and Accounting Officer)

/s/ Anthony H. Sobel	Chairman, Director	March 31, 2009
Anthony H. Sobel

/s/ Shaya Phillips	Director	March 31, 2009
Shaya Phillips

/s/ Jeffrey A. Bryson	Director	March 31, 2009
Jeffrey A. Bryson

/s/ Thomas P. Clinton	Senior Vice President of Strategic Relations and Director	March 31, 2009
Thomas P. Clinton

INDEX TO EXHIBITS

Exhibit Number	Document
2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed November 14, 2005).

3.1.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Computer Software Innovations, Inc. filed with the Delaware Secretary of State on March 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed March 29, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed March 29, 2006).

4.1	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed November 14, 2005).

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 16, 2005).

10.2	First Amendment to the Preferred Stock Purchase Agreement dated November 7, 2005 between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed November 14, 2005).

10.3	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed February 16, 2005).

10.4	First Amendment to the Registration Rights Agreement dated November 7, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed November 14, 2005).

10.5	Warrant Amendment and Exchange Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated December 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2007).

10.6	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed January 5, 2007).

10.7	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed January 5, 2007).

10.8	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed January 5, 2007).

10.9	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed January 5, 2007).

10.10	Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed February 16, 2005).

10.11	Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed February 16, 2005).

10.12	Agreement for the Extension of Subordinated Notes and Waiver between the Company and Barron Partners LP, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton, William J. Buchanan and Joe G. Black dated April 23, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K, filed April 29, 2008).

10.13	Stock Purchase Agreement by and between Maximum Ventures, Inc., a New York corporation, Computer Software Innovations, Inc., a South Carolina corporation and Leatherwood Walker Todd & Mann, P.C. dated January 31, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K, filed March 28, 2005).

10.14*	Employment Agreement dated as of March 1, 2009 between the Company and Nancy K. Hedrick (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 5, 2009).

10.15*	Employment Agreement dated as of March 1, 2009, between the Company and Thomas P. Clinton (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed March 5, 2009).

10.16*	Employment Agreement dated as of March 1, 2009, between the Company and William J. Buchanan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed March 5, 2009).

10.17*	Employment Agreement dated as of March 1, 2009, between the Company and Beverly N. Hawkins (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed March 5, 2009).

10.18*	Employment Agreement dated as of May 6, 2005, between the Company and David B. Dechant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed May 9, 2005).

10.19	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated September 16, 2003 (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K, filed March 28, 2005).

10.20	Lease Agreement between Office Suites PLUS and CSI-South Carolina dated July 15, 2002 (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K, filed March 28, 2005).

10.21	Form of CSI-South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K, filed March 28, 2005).

10.22	Form of Non-qualified Stock Option Agreement between CSI-South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K, filed March 28, 2005).

10.23	Form of Option Repurchase Agreement between CSI-South Carolina and certain non-executive personnel effective February 7, 2005 (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K, filed March 28, 2005).

10.24	Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated January 9, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed January 9, 2006).

10.25	Notification of March 2, 2007 renewal of Indirect Channel Partner Agreement between the Company and Cisco Systems, Inc. dated January 9, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-QSB, filed November 13, 2007).

10.26	H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. effective through May 31, 2005 (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K, filed March 28, 2005).

10.27	Notification of November 8, 2007 of Renewal of H.P. Business Development Partner Agreement between the Company and Hewlett-Packard, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-QSB, filed November 13, 2007).

10.28	Amended and Restated Loan and Security Agreement between RBC Centura Bank and Computer Software Innovations, Inc. dated September 14, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 14, 2007).

10.29	Amended and Restated Commercial Promissory Note in the Amount of $7,000,000 payable by Computer Software Innovations, Inc. to RBC Centura Bank dated September 14, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed September 14, 2007).

10.30	Commitment Letter between Computer Software Innovations, Inc. and RBC Centura Bank dated September 10, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed September 14, 2007).

10.31	Commercial Promissory Note in the Amount of $800,000 payable by Computer Software Innovations, Inc. to RBC Centura Bank dated January 2, 2007 (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed January 5, 2007).

10.32	Waiver Agreement regarding Payment on Subordinated Notes between the Company and RBC Centura Bank dated April 23, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K, filed April 29, 2008).

10.33	Modification to Revolving Facility between the Company and RBC Bank (USA) dated June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed July 16, 2008).

10.34	Waiver Letter between the Company and RBC Bank (USA) dated August 8, 2008, relating to the Company engaging in certain operating leases (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 14, 2008).

10.35	Waiver Letter between the Company and RBC Bank (USA) dated August 18, 2008, relating to the acquisition by the Company of Version3, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed August 20, 2008).

10.36	Modification Agreement between the Company and RBC Bank (USA) dated September 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 17, 2008).

10.37	Modification Agreement between the Company and RBC Bank (USA) dated November 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 20, 2008).

10.38*	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 9, 2005).

10.39*	Amendment to the Company’s 2005 Incentive Compensation Plan approved by the stockholders at the Company’s annual meeting held on May 7, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q, filed May 13, 2008).

10.40*	Form of Restricted Stock Agreement entered into by and between the Company and Anthony H. Sobel, Shaya Phillips and Thomas V. Butta dated February 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 27, 2006).

10.41*	Restricted Stock Agreement by and between the Company and Jeffrey A. Bryson dated June 20, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB, filed August 14, 2006).

10.42*	Nonqualified Stock Option Agreement between the Company and David B. Dechant dated November 30, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed December 3, 2007).

10.43*	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 9, 2005).

10.44	Reseller Agreement by and between the Company and Promethean, Inc. dated April 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 24, 2006).

10.45	Description of Oral Reseller Agreement Between the Company and Promethean, Inc. (May 2007) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 15, 2007).

10.46	IDS Branded Reseller Agreement by and between the Company and Information Delivery Systems, LLC dated April 18, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed April 24, 2006).

10.47	Investor Relations Consulting Agreement by and between the Company and Alliance Advisors, LLC dated July 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 14, 2006).

10.48	Asset Purchase Agreement for the Acquisition of Assets of McAleer Computer Associates, Inc. by Computer Software Innovations, Inc. dated November 27, 2006 among Computer Software Innovations, Inc., McAleer Computer Associates, Inc. and William J. McAleer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 1, 2006).

10.49	Bill of Sale by McAleer Computer Associates, Inc. in favor of Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed January 5, 2007).

10.50	Assignment and Assumption Agreement between McAleer Computer Associates, Inc. and Computer Software Innovations, Inc. (executed January 2, 2007) (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed January 5, 2007).

10.51	Warranty Deed from McAleer Computer Associates, Inc. to Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K, filed January 5, 2007).

10.52	Consulting Agreement between Computer Software Innovations, Inc. and William J. McAleer dated December 2, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed January 5, 2007).

10.53	Confidentiality, Noncompetition and Nonsolicitation Agreement by and among Computer Software Innovations, Inc.; McAleer Computer Associates, Inc.; and William J. McAleer dated January 2, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed January 5, 2007).

10.54	Asset Purchase Agreement executed March 31, 2008, to be effective April 1, 2008, by and among Computer Software Innovations, Inc., ICS Systems, Inc. and Michael Byers (incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K, filed April 4, 2008).

10.55	Lease by and between Byers Property, L.L.C. and Computer Software Innovations, Inc. made April 1, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K, filed April 4, 2008).

10.56	Contract of Purchase and Sale between the Company and Employee Liability Management, Inc. dated August 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 18, 2008).

10.57	Agreement and Plan of Reorganization dated August 18, 2008 by and among Computer Software Innovations, Inc., Version3, Inc. and the shareholders of Version3, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 20, 2008).

10.58	Statutory Warranty Deed from the Company to Middle Bay Land, LLC dated November 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 21, 2008).

10.59*	Company’s 2008 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed July 17, 2008).

14	Computer Software Innovations, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-KSB filed April 2, 2007).

21**	List of Subsidiaries.

23**	Consent of Elliott Davis, LLC.

31.1**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Acknowledgement between the Company and The Geneva Companies, Inc. dated December 28, 2005 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on 8-K filed on January 3, 2006).

99.2	Letter Agreement by and between Computer Software Innovations, Inc., a South Carolina corporation, and The Geneva Companies, Inc. dated February 6, 2003 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on 8-K filed on January 3, 2006).

99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed August 14, 2007).

*	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.