Form 10-Q
period 2009-03-31
COMPUTER SOFTWARE INNOVATIONS INC
filed 2009-05-15
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2009
Common Stock, $0.001 par value per share	7,181,204 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share data)	Three Months Ended
	March 31, 2009	March 31, 2008
REVENUES
Software applications segment	$3,321	$3,058
Technology solutions segment	5,556	9,005

Net sales and service revenue	8,877	12,063

COST OF SALES
Software applications segment
Cost of sales, excluding depreciation, amortization and capitalization	2,124	1,666
Depreciation	29	24
Amortization of capitalized software costs	358	284
Capitalization of software costs	(248)	(296)

Total Software applications segment cost of sales	2,263	1,678

Technology solutions segment
Cost of sales, excluding depreciation	4,805	7,332
Depreciation	27	29

Total Technology solutions segment cost of sales	4,832	7,361

Total cost of sales	7,095	9,039

Gross profit	1,782	3,024

OPERATING EXPENSES
Research and development	91	—
Selling costs	1,233	860
Marketing costs	155	39
Stock based compensation	2	5
Acquisition costs	1	24
Professional, legal compliance and litigation costs	95	96
Depreciation and amortization	164	106
Other general and administrative expenses	927	1,069

Total operating expenses	2,668	2,199

Operating (loss) income	(886)	825

OTHER INCOME (EXPENSE)
Interest income
Interest expense	(113)	(132)
Loss on disposal of property and equipment	(4)	—

Net other income (expense)	(117)	(132)

(Loss) income before income tax (benefit) expense	(1,003)	693
INCOME TAX (BENEFIT) EXPENSE	(353)	265

NET (LOSS) INCOME	$(650)	$428

BASIC (LOSS) EARNINGS PER SHARE	$(0.10)	$0.09

DILUTED (LOSS) EARNINGS PER SHARE	$(0.10)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	6,381	4,699

– Diluted	6,381	12,451

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	7,430	13,862
Inventories	2,551	1,552
Prepaid expenses	170	98
Taxes receivable	638	223

Total current assets	10,789	15,735

PROPERTY AND EQUIPMENT, net	924	898
COMPUTER SOFTWARE COSTS, net	2,908	3,001
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	2,882	2,970

Total assets	$19,934	$25,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,551	$3,644
Deferred revenue	5,529	6,696
Deferred tax liability	411	421
Current portion of notes payable	461	447
Subordinated notes payable to shareholders	1,950	1,950

Total current liabilities	12,902	13,158

LONG-TERM DEFERRED TAX LIABILITY, net	295	329
NOTES PAYABLE, less current portion	389	515
BANK LINE OF CREDIT	1,587	5,634

Total liabilities	15,173	19,636

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,740 shares issued and outstanding	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,381 shares issued and outstanding	6	6
Additional paid-in capital	8,884	8,884
Accumulated deficit	(4,093)	(3,443)
Unearned stock compensation	(43)	(55)

Total shareholders’ equity	4,761	5,399

Total liabilities and shareholders’ equity	$19,934	$25,035

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2008	$6	$7	$8,884	$(3,443)	$(55)	$5,399
Stock based compensation	—	—	—	—	12	12
Net loss for the three months ended March 31, 2009	—	—	—	(650)	—	(650)

Balances at March 31, 2009	$6	$7	$8,884	$(4,093)	$(43)	$4,761

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES
Net (loss) income	$(650)	$428
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	578	443
Stock compensation expense, net	12	22
Deferred income tax expense	(44)	5
Loss on disposal of fixed assets	4	—
Changes in deferred and accrued amounts
Accounts receivable	6,432	960
Inventories	(999)	(755)
Prepaid expenses and other assets	(72)	(32)
Accounts payable	907	939
Deferred revenue	(1,167)	(1,039)
Income taxes receivable/payable	(415)	257

Net cash provided by operating activities	4,586	1,228

INVESTING ACTIVITIES
Purchases of property and equipment	(162)	(188)
Capitalization of computer software	(265)	(336)
Payment for acquisitions	—	(1,321)

Net cash used for investing activities	(427)	(1,845)

FINANCING ACTIVITIES
Net (repayments) borrowings under line of credit	(4,047)	685
Repayments of notes payable	(112)	(68)

Net cash (used for) provided by financing activities	(4,159)	617

Net change in cash and cash equivalents	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$211	$127
Income Taxes	$107	$3

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

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

In connection with its hardware-based solutions, the Company provides a wide range of technology products and services including hardware and design, engineering, installation, training and ongoing support and maintenance. Technology solutions include computers, networking, security, internet protocol (IP) telephony, interactive whiteboard solutions and integrated accessories, distance learning and video communication. The Company currently markets its products and services primarily to a wide variety of education and local government agencies, and not-for-profit entities in the southeastern United States. The majority of the Company’s business is with K-12 (kindergarten through grade 12) public education and local government entities.

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

The interim consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity and cash flows are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current presentation.

Recent accounting pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In April 2009, This FASB issued Staff Position (FSP) No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” The final FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting.” to require those disclosures in summarized financial information at interim reporting periods. The FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the effect the adoption of SFAS No. 161 will have on our Consolidated Financial Statements.

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

NOTE 2 – (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of common stock shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common and potential common shares outstanding, including common stock held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three months ended March 31, 2009 and 2008, both prior to and after application of the treasury stock method.

	For the Three Months Ended March 31,
	2009	2008
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,381	4,699
Common stock held in escrow	800	—
Preferred stock	7,142	6,860
Warrants	6,164	6,164
Options	385	375

Total Weighted Average Shares Outstanding	20,872	18,098

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,381	4,699
Common stock held in escrow	800	—
Preferred stock	7,143	6,860
Warrants	—	688
Options	160	204

Total Weighted Average Shares Outstanding –treasury stock method	14,484	12,451

The potential common shares, including common stock held in escrow, were used in the calculation of diluted earnings per share for the three months ended March 31, 2008. The potential common shares were not used in the calculation of diluted loss per share for the three months ended March 31, 2009, as the effect is anti-dilutive due to the net loss reported for the period.

NOTE 3 – ACQUISITION

Acquisition of ICS Systems, Inc.

On March 31, 2008, CSI consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS Systems, Inc. (“ICS’). The total purchase price was $1,370 in cash offset by $50 of liabilities, and the issuance by the Company of 209 shares of the Company’s common stock. We did not assume any material liabilities of ICS. We operate ICS as a separate office from which we continue to support the existing product and expand opportunities and sales into surrounding areas. We also integrate the unique features of ICS software into our products over time, and plan to use ICS personnel to assist with these efforts and future product development needs.

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

In 2005, the Company assumed the stock based employee compensation plan of CSI – South Carolina as a result of the reverse merger. The Company granted options to purchase 70 shares of common stock under the 2005 Incentive Compensation Plan in the first quarter of 2007 at an exercise price of $0.85 per share, as a result of the McAleer acquisition which closed on January 2, 2007, and in November 2007 granted options to purchase an additional 100 shares to key employees. In the first quarter of 2008 the Company granted options to purchase an additional 20 to other employees. The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model. For further information and discussion related to the weighted average assumptions used in the option pricing model, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Assumptions used in calculation of fair value

	For the Three Months Ended March 31,
	2009	2008
Expected term (in years)	7	7
Expected volatility	123%	123%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.6%	3.6%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268	0.12	November 1, 2012
Options granted in McAleer acquisition	70	0.85	January 2, 2017
Options granted to key employees	100	1.42	November 9, 2017
Options granted to other employees	10	1.09	May 28, 2018

The following table summarizes option activity under the plans for the first three months of 2009:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	385	$0.62	5.80	$(79)
Granted	—	—	—	—
Cancelled	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—

Outstanding at March 31, 2009	385	$0.62	5.56	$(25)

Exercisable at March 31, 2009	285	$0.39	4.86	$45

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.55 as of March 31, 2009, and the exercise price multiplied by the number of options outstanding as of that date.

As of March 31, 2009 there remained approximately $43 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately two years.

No non-employee based stock awards were granted in the first three months of 2009.

Total stock based compensation for the first three months of 2009 was $12, which was related to employee stock compensation. Total stock based compensation for the first three months of 2008 was $22, of which $5 was related to stock options granted from acquisition and $17 was related to stock options granted to key employees in November of 2007.

NOTE 5 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS

Bank Credit Facilities

The Company maintains a line of credit facility with its bank. The terms of the facility are as follows:

•	the principal amount of the facility is $7.0 million;

•	the latest renewal was on June 30, 2008, with a maturity date of June 30, 2010;

•	permissible purposes of the funds borrowed under the revolving facility include funding short-term working capital and general corporate purposes of the Company; and

•

the definition of the borrowing base includes 50% of eligible inventory (with a maximum borrowing ability against eligible inventory of $1.0 million), in addition to 80% of eligible accounts receivable.

On September 11, 2008, the Company entered into a modification of the line of credit facility. The modification temporarily increased the credit facility from $7.0 million to $8.0 million until November 30, 2008 to support the collection cycle for increased receivables generated during the summer, the seasonal high point of CSI’s business. The modification increased availability by increasing the amount of inventory includable in the Credit Facility’s borrowing base from $1.0 million to $2.0 million.

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectability; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bore interest at LIBOR plus 2.50% (3.00%) at March 31, 2009, and LIBOR plus 2.50% (3.59%) at December 31, 2008, payable monthly.

The Company maintains an equipment term loan which has been modified and increased from time to time with a term of three to four years. The term loan is used periodically to refinance its capital expenditures initially financed through its bank credit facility and improve its availability under its bank credit facility for working capital purposes. The latest modification was November 1, 2008. Pursuant to the modification, the equipment loan was increased from $358 to $1.0 million, and bears interest at 30-day LIBOR plus 250 basis points. Principal and interest are payable in 23 consecutive monthly payments of principal and interest of $40 continuing until November 15, 2010.

The amount outstanding on the notes payable to the bank was $850 at March 31, 2009 and $962 at December 31, 2008.

Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2009	$461
2010	389

Total Principal Payments	$850

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required.

For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management believes the Company complied with these current covenants at March 31, 2009 and December 31, 2008.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $1,587 and $5,634 of outstanding draws under the facility as of March 31, 2009 and December 31, 2008, respectively.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $1,950 at March 31, 2009 and December 31, 2008. Although the Company possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, the Company determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable. We pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently we paid this and other interest due and no interest was in arrears as of March 31, 2009 or as of the date of this report.

On April 23, 2008, we and each of the holders of the subordinated notes entered into a letter agreement which extended the maturity date of such notes until March 31, 2009. Each note holder also waived existing and past payment defaults and the notes continued to bear interest at the default rate of 15%. In exchange for the extension and waiver, we made principal payments on the subordinated notes totaling $300, paid pro-rata among the note holders. Again effective May 14, 2009, similar to the action taken at April 23, 2008, we and each of the holders of the subordinated notes entered into an informal agreement to extend the notes until August 30, 2009. In exchange for the extensions, we made a principal payment on the subordinated notes totaling $200, paid pro-rata among the note holders. Under this agreement, the Company will seek to enter into a new and separate term loan facility, preferably with its existing bank, to fund the payout of Barron, and to negotiate to restructure the notes payable to the remaining holders.

In conjunction with the Company entering into the extension with respect to the subordinated notes, it also entered into a waiver agreement (the “Waiver”) with the bank dated May 13, 2008. The bank had previously granted waivers with respect to cross-default and other provisions which may have been triggered by the payment default under the subordinated notes. The terms of the revolving credit facility with the bank restrict payments on the subordinated notes, and require the Company to obtain the bank’s written consent prior to amending any of the terms of the subordinated notes. Accordingly, pursuant to the Waiver, the bank agreed to the terms of the extension and granted waivers of any defaults relating thereto.

Off Balance Sheet Instruments

As of March 31, 2009, for the periods reported, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 7.

Related Party Transactions

During the first three months of 2009 the Company made interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of which are executive officers, and Barron, who owns all of the Company’s preferred shares. These interest payments were made on the subordinated notes payable associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of March 31, 2009. In 2009, interest payments to the five original shareholders of CSI – South Carolina totaled $73 and interest payments to Barron totaled $73.

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

The warrants may be exercised on a cashless basis. In such event, the Company would receive no proceeds from their exercise. So long as the Company maintains an effective registration statement for the shares underlying the warrants, a warrant holder is prohibited from utilizing a cashless exercise. The Company’s registration statement was declared effective on February 14, 2006 and an updating amendment was declared effective on May 12, 2009.

Activity related to the common stock purchase warrants for the three month period ended March 31, 2009 and outstanding balances is as follows:

Common Stock Purchase Warrants

	Warrant A1	Warrant A2	Warrant B1	Warrant B2
Exercise Price	$1.3972	$0.70	$2.0958	$0.85
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010

Warrant related activity for the three months ended March 31, 2009

	Warrant A1	Warrant A2	Warrant B1	Warrant B2
Outstanding at December 31, 2008	2,000	555	2,000	1,609
Exercised – first three months 2009	—	—	—	—

Outstanding at March 31, 2009	2,000	555	2,000	1,609

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

NOTE 7 – COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At March 31, 2009, future minimum lease payments under non-cancelable leases were:

2009	$749
2010	978
2011	683
2012	72

Total	$2,482

Rent expense for the three months ended March 31, 2009 and 2008 was $102 and $51, respectively.

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

On April 1, 2008, in connection with the acquisition of ICS (Note 3), the Company entered into a lease with Byers Properties, LLC for the lease by the Company of the former facilities of ICS. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease begins April 1, 2008 and runs for a period of three years through March 2011. The lease calls for annual rent of $80, payable monthly. The leased property consists of a single-story brick building located on 2.57 acres in Triangle Industrial Park at 8518 Triad Drive, Colfax, North Carolina. The building comprises 7,207 square feet, with approximately 300 square feet being warehouse space. The future minimum lease payments under this lease are included in the schedule above. For further details on the acquisition of ICS, see Note 3 – Acquisitions.

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. The future minimum lease payment for leases executed under the program as of March 31, 2009 is included in the schedule above.

Executive Officer Employment Agreements

The Company entered into separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009. The term of all the employment agreements is three years, expiring on February 28, 2012. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at March 31, 2009, excluding bonuses, is approximately $2,501.

Investor Relations Firm Agreement

On May 13, 2009, we entered into an agreement with an investor relations firm, DC Consulting, LLC (“DCC”). DCC’s experience with the retail investor market fits our goal of communicating our strategy and progress more broadly into our shareholder base. The agreement is for 90 days with options to extend for 90 day periods thereafter, or as agreed. Pursuant to the terms of the agreement, DCC will provide investor relations services for $12 per quarter and 15 shares of the Company’s unregistered common stock. Also the company agreed to issue warrants for 300 shares of common stock in three blocks of 100 shares each at strike prices of $0.70, $1.00 and $1.20. The warrants expire in 2 years. Additionally, in the interim, if the stock price exceeds the warrant strike price for a period of 30 days and the warrants are not exercised the warrants expire. The common stock and warrants will be issued following the release of the Company’s first quarter earnings in this Form 10-Q.

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

There are no significant transactions between reportable segments. The total of Segment net sales and service revenue from all segments is equal to Net sales as reported in our Consolidated Statements of Operations. Sales and Cost of sales are included in each segment’s (loss) income as reported in our Consolidated Statements of Operations. Accordingly, the total of the segments’ Gross profit is equal to Gross profit in our Consolidated Statements of Operations. Operating expenses are allocated to segment (loss) income based on estimate of sales and administrative time spent on each segment. None of the income or loss items following Operating (loss) income in our Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by management. Certain non-recurring items (those items occurring for reasons which have not occurred in the prior 2 years and are not likely to reoccur in 2 years) and compliance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. Accordingly, the total of Segment (loss) income from all segments, less non-recurring and compliance items, if any, is equal to Operating (loss) income as reported in our Consolidated Statements of Operations.

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

The following tables summarize information about segment (loss) income for the three months ended March 31, 2009 and 2008, and assets allocated to segments as of March 31, 2009 and 2008.

	Software Applications	Technology Solutions	Total Company
Three months ended March 31, 2009:
Net sales and service revenue	$3,321	$5,556	$8,877
Gross profit	1,058	724	1,782
Segment (loss) income	(359)	(429)	(*	)
Segment assets	11,905	8,029	19,934

Three months ended March 31, 2008:
Net sales and service revenue	$3,058	$9,005	$12,063
Gross profit	1,380	1,644	3,024
Segment income	377	573	(*	)
Segment assets	8,722	8,557	17,279

*	See reconciliation below

Reconciliation of Segment (loss) income (non-GAAP measure) to operating (loss) income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	March 31, 2009	March 31, 2008
Segment (loss) income:
Software applications segment	$(359)	$377
Technology solutions segment	(429)	573

TOTAL SEGMENT (LOSS) INCOME	(788)	950

Less: merger-related and compliance costs
Stock compensation – non-cash	(2)	(5)
Acquisition costs	(1)	(24)
Professional and legal compliance and litigation related costs	(95)	(96)

OPERATING (LOSS) INCOME Per Consolidated Statement of Operations	$(886)	$825

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All amounts are presented in thousands, except where specifically stated.)

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

Products and Services

We develop software applications and provide hardware-based technology solutions, focused primarily on the needs of organizations that employ fund accounting. Fund accounting is used by those entities that track expenditures and investments by “fund,” or by source and purpose of the funding (e.g., funds provided by government or grant sources), and is utilized primarily by public sector and not-for-profit entities. Our client base consists principally of K-12 (kindergarten through grade 12) public education and local government organizations including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients. While we have a significant number of non-education focused clients which represent the fastest growing sector based on increases in the number of new clients being added, our education focused customers typically generate more than 75% of our revenues in a given year.

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

Our primary software, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund,” or by source and purpose of the funding. Our client base for our financial management software consists principally of K-12 public education and local government organizations, including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients. In the initial state of our focus, South Carolina and that of an acquired operation, Alabama, over 90% of the K-12 education school districts run our proprietary fund accounting software. Our fund accounting software is also present in accounts in six other states in the Southeast. Specific software modules of our fund accounting based financial management software include:

•	General (or “Fund”) Ledger;

•	Accounts Payable;

•	Purchasing;

•	Payroll;

•	Personnel;

•	Employee Absence/Substitutes;

•	Inventory

•	Utility Billing; and

•	Other specialty modules designed for government markets.

Our standards based lesson planning software is designed to allow education professionals to create, monitor, and document lesson plans and their compliance with a state’s curriculum standards including what standards have been met or need to be met. These applications are offered to our education clients.

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

Technology Solutions Segment

Our hardware-based technology solutions include a wide range of technology products and services including hardware solutions and related design, engineering, project planning, installation, training, management and ongoing support and maintenance of hardware solutions and hardware-based operating systems and application software. We provide these services for the hardware and software solutions listed below. These technology solutions are offered to our primary customer base, users of fund accounting. Some solutions, such as IP telephony and video conferencing, are also offered to for-profit entities as opportunities arise.

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

In addition to our engineers, our Technology solutions segment includes a staff of sales persons, project managers and product specialists. We have established associations with some of the largest vendors in the industry and others whom we believe offer innovative products. Our Technology solutions segment purchases and resells products from a variety of manufacturers including but not limited to Hewlett Packard, Cisco, Microsoft, Novell, Promethean, and Tandberg, and supports the Software applications segment, as needed.

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology solutions segment when compared to the Software applications segment. The gross margin for the Software applications segment was 31.9% for the three month period ended March 31, 2009, while the gross margin for our Technology solutions segment was 13.0% for the same period. Gross margin for the Software applications segment was 45.1% for the three month period ended March 31, 2008, while gross margin for the Technology solutions segment was 18.3% for the same period.

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

On January 2, 2007, we acquired the business operations of McAleer Computer Associates, Inc. (“McAleer”), based in Alabama. We believe the acquisition of this leading provider of fund accounting based financial management software to the K-12 education sector in seven southeastern states fits within our acquisition strategy. We sometimes refer to McAleer as “CSI-Mobile.” McAleer and the acquisition transaction are discussed in more detail in our latest Annual Report filed on Form 10-K.

In furtherance of our acquisition strategy, on March 31, 2008, we consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS Systems, Inc. (“ICS”). ICS, located in Colfax, North Carolina (near Greensboro), was a developer, provider and consultant with respect to fund accounting and billing software for the local government market space in that state. We sometimes refer to the former ICS operations as “CSI-Greensboro.” The ICS acquisition transaction is discussed in more detail in Note 3 to our unaudited consolidated financial statements included in this Form 10-Q.

Also on August 18, 2008, we consummated the acquisition effective August 14, 2008 of substantially all the assets and business operations of Version3, Inc. (“Version3”). Version3 located in Columbia, South Carolina, was a developer, provider and consultant with respect to solutions that facilitate single sign-on, application access management and provisioning based on Microsoft’s Identity Lifecycle Management, and Microsoft SharePoint deployments. CSI was a reseller of Version3 solutions due to the application of the products to its education market segment.

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

B. Recent Developments

The Current Economic Crisis, Our Response, and the American Recovery and Reinvestment Act of 2009

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

Having performed some initial analysis of the Recovery Act, we still cannot be certain what dollars will be available to fund the types of software and technology projects we provide or when those dollars will begin to flow. However, the picture of the funding is becoming clearer. We have learned school districts are actually going to receive several blocks of money: Stabilization funds, Title I and IDEA (Individuals with Disabilities Education Act), E2T2 (Enhancing Education Through Technology), etc. South Carolina amounts below are per tables by state available at the U.S. Department of Education’s www.ed.gov website and are for use over the next two school years. They are provided as an example of the amounts that we may be able to tap into our current, primary geographic coverage area:

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

Due to the uncertainty created by the current economic environment, we have taken precautionary measures to control costs. We have frozen salaries and have reduced our contribution to our 401(k) plan from a dollar for dollar match up to 3%, to a dollar for dollar match up to 1.5%. If our revenues are significantly impacted negatively we may take further actions to reduce costs. These could include employee furloughs, deferral of replacements for personnel attrition, or if not otherwise avoidable, reducing headcount beyond attrition. While we plan to take such actions based on our monitoring of our ongoing results, we cannot predict those results or the timing, number of or dollar impact of cost reduction efforts we may take or the impact such efforts may have on our financial results. Additionally, if our performance is not impacted significantly by the economy and/or the potential benefits of the Recovery Act are significantly positive to our financial results, we may reinstate raises and increase our 401(k) contributions to prior levels. We may also consider reinstating and funding in future periods those increases and contributions which were frozen, reduced or otherwise not paid in prior periods.

General Guidance (Forward-Looking Information)

The impact of the current economic conditions on our customers’ budgets have, we believe, resulted in an extension of our sales closing cycles. The unknowns related to the timing, issuance of and restrictions which may be placed on Stimulus funds, and uncertainty as to the amount each eligible customer may receive, have pushed out the decision-making processes with regard to the funding of technology solutions and services. Due to the lack of knowledge as to what funds will be available for what projects and when, our customers’ ability to make determinations as to the allocation of their funds to projects, investing in opportunities for technology improvement and purchase decisions may be clouded in the short-term. As a result of the delays we believe are connected to these challenges to decision-making with regard to technology funding and related purchase commitments, prior to the end of our first quarter of 2009, we previously disclosed our expectation that our top and bottom line performance for the first quarter of 2009 would be below the same quarter of the prior year and might more closely resemble the fourth quarter of 2008. In fact, these expectations became reality as reflected in our actual first quarter results reported in this Form 10-Q. In addition, we previously projected that the results for our second quarter of 2009 may also be below the prior year as we await the settlement of uncertainties surrounding the Stimulus and as we maintain our operations at a level capable of capitalizing on what we believe is significant potential for upside from the future spending of Stimulus funds. We have received no additional information since that time to change our outlook for and uncertainty as to the potential results for our second quarter. Additionally, at this time we are unable to predict the impact of the economic downturn, the timing and impact of a recovery, if any, or the impact from Stimulus funding for the remainder of the year.

C. Current Challenges and Opportunities of our Business, and Forward-Looking Information

The Current Economic Crisis, Our Response, and the American Recovery and Reinvestment Act of 2009

Due to the current economic environment in the US and its impact on our customers’ budgets and revenues, the opportunity to acquire new customers in an expanded geographic territory following our acquisitions, and the potential impact of the recent American Recovery and Reinvestment Act of 2009, our financial results could be impacted from the combination of these potential risks and opportunities. For a more detailed discussion, see “B. Recent Developments” above.

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

Sarbanes-Oxley Compliance

As a public company we are required to maintain internal controls and processes related to addressing risks which are inherent in financial reporting, in compliance with the Sarbanes-Oxley Act. These controls must also be executed consistently and reviewed and tested for effectiveness on a periodic basis. The implementation, monitoring, testing and remediation of internal controls are a complex and costly endeavor. In the first quarter of 2009 and in the second quarter, prior to the issuance of this report, we completed our review of our control environment and the testing necessary to assure that our controls for the closing cycle covering the financial reporting period ended March 31, 2009, were operating effectively. We concluded that our controls were effective.

We have incurred costs to implement, and will incur additional costs to support ongoing efforts to comply with the Sarbanes-Oxley Act legislation. Our costs to support Sarbanes-Oxley are estimated to be under $500 per year, including both outsourced efforts and internal personnel costs, and our spending on capitalizable items specifically related to Sarbanes-Oxley is under $100 per year. Our actual costs have been in line with these estimates. Due to the ongoing changes in our business, our acquisition strategy and the increasing complexity of reporting requirements and regulations, we can give no assurances that our costs for continuing Sarbanes-Oxley compliance will not increase and our estimates change. Also, we cannot guarantee that we will not in the future identify internal control deficiencies, or that we will be able to remediate any such deficiencies in a timely fashion.

Software Modifications Required by Geographic Expansion

We have achieved the most significant penetration with our lead products in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. To do so, we may have to modify our existing fund accounting programs to accommodate differences in state laws, regulations and taxation. We anticipate needing to make additional investment in software development to accomplish this. However, we plan to make the changes when we have firm orders in an area in an attempt to maximize return on investment as quickly as possible. We are currently converting our programs to the Microsoft .Net programming and SQL database language, but do not yet have all modules ready for release. As a result, some jurisdictional related changes have been made in 2007 and 2008 and may be required to be made in both our current and .Net platforms through 2009 and 2010, when we anticipate the large majority, if not all modules will be converted. The costs of such changes may offset somewhat the positive impact from expanding our geographic reach significantly begun in early 2007 with the acquisition of McAleer.

Conversion of our Accounting+Plus software to Microsoft .Net Programming and SQL Database Language

We have already completed the conversion of the majority of our core accounting, personnel, and K-12 specific modules to Microsoft.Net Programming and SQL database language, with the municipal modules still in progress. The completed modules are in formal beta installations. However, the changes resulting from the formal beta use have been limited. We are prepared to install and have installed the completed modules in select entities which do not have an immediate need for other integrated modules not yet converted. In addition, the completed modules have the functionality necessary to handle school activity funds, such as student clubs, organizations and athletics. We are beginning to look for additional sales opportunities of the completed modules now. We anticipate completing most if not all of the remaining modules throughout 2009 and 2010.

Maintaining Margins

In 2008, we experienced a significant increase in sales of infrastructure solutions including sales of IP Telephony solutions, as well as increased sales of engineering services related to those solutions. Both infrastructure and interactive whiteboard solutions have become subject to increased competition as more product manufacturers have recognized product potential and have entered these markets. Favorably, we did not see a decline in our margins from the Technology solutions segment in 2008. Our margins improved to 16.2% in 2008 from 15.6% in 2007, primarily from an improvement in product mix. In the first quarter of 2009, the margins declined to 31.9% from 45.1% for the first quarter of 2008 due to unfavorable changes in product mix. In order to maintain and improve our margins, we need to continue to search for new and innovative, and initially higher margin, products to augment those that become mature, or we need to increase our revenues or our personnel utilization to achieve greater economies of scale. We also intend to continue our focus on existing higher margin areas such as engineering services and sales of software solutions and related services. While we cannot predict success in achieving these goals, as opportunities arise we take actions to maintain and improve our margins. These include expanding our geographic reach, increasing the size of and reorganizing our sales force to focus on more products backed by product specialists, increasing telemarketing efforts, improving our sales tools, and identifying additional product and service areas. We are focused on increasing margins, but ultimately we are looking to increase profits by leveraging existing and an increasing number of customer relationships by taking advantage of cross-sell opportunities with a variety of products and services. We will work to focus primarily on those customers for whom we can provide ongoing support and higher margin integration and other engineering services.

Additionally in 2008, a considerable percentage of the significant increase in sales of interactive whiteboard solutions related to a select number of large projects, initiated by school districts, involving their implementation of the new technology. Due to the size and nature of these projects, we were able to achieve certain economies of scale that resulted in substantially improved margins and increased gross profits. The challenge in 2009 and future periods will be to secure similar large opportunities or a greater number of smaller implementations. We have therefore developed a strategy focused on both large opportunities and a greater number of smaller opportunities. This strategy includes focusing certain members of our sales team’s efforts specifically on the interactive whiteboard solution product line in an effort to increase market penetration and continue the growth of interactive whiteboard sales. We are also making efforts to take advantage of opportunities which may arise to expand our geographic reach with this product line. Prior to 2008, we were authorized to sell interactive whiteboard products by our partner on an exclusive basis in two states, South Carolina and North Carolina. In early 2008, we entered into an affiliate relationship with another vendor whereby we would participate in the opportunity to sell these solutions in certain counties within the state of Alabama. In early 2009 this was changed to be a direct relationship.

Technology and Software Budgets

While federal, state and local funding can vary from year to year, and technology and software budgets have been challenged during the last few years, we have sensed a steady improvement in the discretionary funds that are available to our potential clients. These discretionary funds, coupled with our clients’ desire to improve or implement technology and software tools into their individual environments, have provided growth for our business. We recognize that future changes in funding could improve or strain technology budgets. For example, the current recession could result in a decline in spending by our educational and local government client base. However, since such spending is generally based on tax revenues and portions of such revenues which do not always correlate immediately or directly with changes in the economy, the impact is generally reduced when compared to the impact on those vendors whose client base consists primarily of private sector businesses. Even so, we cannot predict the impact changes in funding may have on our business.

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

We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our software and systems integration businesses also may be subject to the effects of other risks and uncertainties, including, but not limited to:

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the notes to our unaudited consolidated financial statements as of and for the period ended March 31, 2009 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

Disclosure Regarding Segments

The Company reports its operations under two operating segments: the Software applications segment and the Technology solutions segment. See “A. Introduction – Products and Services” and “– Organization” for more detailed discussions regarding our segments.

Revenue Recognition

Software License Revenues

Software revenues consist principally of fees for licenses of our CSI internally developed software products, services and training. We recognize all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, and Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

Costs in the research and development of new software products where the technological feasibility is unknown and enhancements which do not prolong the software life or otherwise increase its value are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three to four years, using the straight-line method. Much of our software development efforts related to our fund accounting and lesson planning products focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, through our software solutions segment, prior to 2009, we spent material efforts on technological innovation for which the feasibility has been unknown. However, as a result of our acquisition of the more complex Version3 products in the latter part of 2008, and related to efforts to expand those and develop additional product offerings where the technological feasibility is not readily known we are now increasing our efforts toward research and development and record the costs of such efforts separately, as research and development, on the face of our financial statements.

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

The Company recognizes the impact of tax positions in the financial statements if those positions will more likely than not be sustained on audit, based on the technical merit of the position, as prescribed in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return.

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 5 to our unaudited financial statements for the period ended March 31, 2009 and under “—G. Liquidity and Capital Resources” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

E. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In April 2009, The FASB issued Staff Position (FSP) No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” The final FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting.” to require those disclosures in summarized financial information at interim reporting periods. The FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the effect of FSP FAS No. 107-1 will have on our financial statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The final FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and shall be applied prospectively. We are currently evaluating the effect the adoption of SFAS No. 161 will have on our financial statements.

In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of FSP No. FAS 141(R)-1 if and when a future acquisition occurs.

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

F. Financial Performance

All numbers stated in thousands, except per share data and where specifically noted in millions.

Overview

Our revenues decreased $3.2 million or 26% to $8.9 million for the first quarter of 2009 compared to the same period of the prior year. The revenue decrease was due to a $3.5 million or 38% decrease in technology sales primarily from decreased sales of interactive classroom and infrastructure solutions, being offset by a $0.3 million or 9% growth in software from increased support revenues. These technology sales decreases were partially offset by increased personal computer sales and related third-party commissions, infrastructure services and technical support agreements. Of the $0.3 million increase in software sales for the first quarter 2009, the new addition of the CSI-Greensboro and Version3 operations added $0.2 million each. The increase in software sales was offset by a decrease in the ongoing CSI-Easley and Mobile software operations of $0.1 million, driven by a decrease in new software sales exceeding increases in recurring support and software-as-a-service revenues ongoing.

Gross profit for the first quarter of 2009 decreased by $1.2 million, or 41%, to $1.8 million. The decrease was due to a decline in volume and margins in both the technology and software segments. The decline in new software sales volume in the software segment and solutions sales and related installation revenues in the technology segment coupled with a significant portion of personnel costs being fixed resulted in declining profit and margins. We took cost reduction measures in the first quarter including freezing raises, reducing our 401(k) benefit plan contributions by half, and increasing scrutiny over personnel additions. Due to the significant increase in business which occurs in the second and third quarters of our fiscal year and the potential for increases from the economic stimulus by the federal government, we did not initiate formal headcount reductions; however, the use of third party outsourcing was reduced. The decline in margin in the software segment was also impacted by the acquisitions which have historically maintained margins lower than that of our ongoing operations. Also contributing to the decline in gross profit were increased amortization in connection with the write-up of products acquired in the CSI-Greensboro and Version3 acquisitions to their fair market values, and reductions in the amount of development costs capitalized, with more labor efforts expended by developers to address quality assurance areas with an increasing number of installations of our Microsoft .Net and SQL version of our financial accounting software.

Operating income for the first quarter of 2009 decreased 207% from the same period in the prior year, declining $1.7 million to an operating loss of $0.9 million. The decrease came from the decline in gross profit. However increased operating expenses in the technology segment, primarily from the expansion of technology sales efforts in the acquired Alabama region and from increased operating expenses in the software segment with the acquired CSI-Greensboro and Version3 operations, also contributed to the operating loss. Operating expenses also increased with expanded marketing efforts to the broader acquired geographic footprint and to remind customers of our ability to assist with new projects that may be introduced or accelerated as a result of stimulus monies made available.

Consolidated Results of Operations for the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$8,877	$12,063	$(3,186)
GROSS PROFIT	1,782	3,024	(1,242)
OPERATING (LOSS) INCOME	(886)	825	(1,711)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(3,186)
Cost of sales excluding depreciation, amortization, and capitalization			2,069
Depreciation and amortization			(77)
Capitalization of software costs			(48)

			(1,242)

Operating Expenses:
Research and development costs			(91)
Selling costs			(373)
Marketing costs			(116)
Professional and legal compliance, and litigation related costs			3
Stock based compensation			1
Acquisition expenses			23
Depreciation and amortization			(58)
Other general and administrative expenses			142

			$(1,711)

Revenues

Total revenues in the first quarter of 2009 decreased $3.2 million or 26% in comparison with the first quarter of 2008 to $8.9 million. This net decrease included a $3.5 million decrease in hardware sales and installation services through the Technology solutions segment, primarily from decreased sales of interactive classroom and infrastructure solutions, offset by a $0.3 million increase in software, primarily from increased recurring support revenues. Included in the software segment results were increased sales of $0.2 million from the CSI-Greensboro acquisition and $0.2 million from the Version3 acquisition, partially offset by a $0.1 million decrease in that segment primarily from decreased new software sales by the ongoing software operations.

Gross Profit

Gross profit in the first quarter of 2009 decreased $1.2 million or 41% in comparison with the first quarter of 2008 to $1.8 million. The decrease was due to a decline in the volume and margins in both the technology and software segments. The decline in new software sales volume in the software segment and solutions sales and related installation revenues in the technology segment coupled with a significant portion of personnel costs being fixed resulted in declining profit and margins. We took cost reduction measures in the first quarter including freezing raises, reducing our 401(k) benefit plan contributions by half, and increasing scrutiny over personnel additions. Due to the significant increase in business which occurs in the second and third quarters of our fiscal year and the potential for increases from the economic stimulus by the federal government, we did not initiate headcount reductions; however the use of third party outsourcing was reduced. The decline in margin in the software segment was also impacted by the acquisitions which have historically maintained margins lower than that of our ongoing operations. Increased amortization in connection with the write-up of products acquired in prior year acquisitions to their fair market values, and reductions in the amount of development costs capitalized, with more labor efforts expended by developers to address quality assurance areas with an increasing number of installations of our Microsoft .Net and SQL version of our financial accounting software, also contributed to the decline in gross profit.

Operating Expenses

Operating expenses increased approximately $0.5 million, or 21%, in the first quarter of 2009 compared to the first quarter of 2008. The above table analyzes the major items that account for this increase. The majority of the increase came primarily from increased salaries, wages and benefits and travel costs in selling expenses from the addition of the acquired operations of CSI-Greensboro and Version3 and increased technology sales efforts in the Alabama region added in the 2007 software acquisition of CSI-Mobile. Acquisitions also drove depreciation and amortization higher from the write-up of acquired assets to fair values. Increased marketing investments were made to increase penetration into the broader geographic footprint as a result of acquisitions and to remind customers of our ability to assist with new projects that may be introduced or accelerated as a result of stimulus monies made available. Other general and administrative expenses declined primarily because a company-wide bonus accrual was made in the prior year, but none was recorded in the current year in light of the challenging economy and its impact on our operations resulting in an operating loss for the quarter. The increased operating costs resulted in a decrease in operating income of $1.7 million or 207% compared to the prior year’s first quarter to a $0.9 million operating loss, driven by the continued investment in technology selling efforts and impact from acquisitions made for, in the opinion of management, improved long-term performance.

Segment Information

CSI is organized into the two segments: Software applications and Technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	March 31, 2009	March 31, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,321	$3,058	$263
GROSS PROFIT	1,058	1,380	(322)
OPERATING (LOSS) INCOME	(359)	377	(736)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$263
Cost of sales excluding depreciation, amortization, and capitalization			(458)
Depreciation and amortization			(79)
Capitalization of software costs			(48)

			(322)

Operating Expenses:
Research and development costs			(91)
Selling costs			(212)
Marketing costs			(68)
Depreciation and amortization			(61)
Other general and administrative expenses			18

			$(736)

Revenues improved by $0.3 million, or 9%, from increased support. Of the increase, the acquisition of the CSI-Greensboro and Version3 operations added $0.4 million partially offset by a decrease of $0.1 million from ongoing operations, primarily as a result of lower new software sales.

More than 80% of the increase in cost of sales came from the addition of the CSI-Greensboro and Version3 operations. Increased amortization expense and increased salaries, wages and benefits related to the support for the .Net Microsoft SQL (application programming language and database) conversion effort, and for increased installation and training efforts, and amortization of developed software assets purchased in the acquisitions also contributed to the increase in cost of sales. The gross margin for the first quarter of 2009 was 31.9% compared to 45.1% in the prior year’s first quarter. The decrease in the margin was due to lower new software sales from ongoing operations coupled with the increased expenses noted above and the addition of the prior year’s acquisitions with historically lower margins than our ongoing operations.

Operating expenses increased primarily from the addition of operating expenses of the prior year’s acquired operations, partially offset by a decrease in the company-wide bonus accrual. The segment experienced a decrease in operating income of 195% due primarily to a $0.5 million reduction from the initial absorption of the Version3 operations purchased shortly prior to the economic downturn. As a result of the economic downtown, returns on the investment in Version3 have not been realized as quickly as projected on acquisition. The Version3 operations are expected to generate improved performance as economies of scale are gained through the broader CSI distribution efforts being made over the next few quarters, and as the economy recovers.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	March 31, 2009	March 31, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$5,556	$9,005	$(3,449)
GROSS PROFIT	724	1,644	(920)
OPERATING (LOSS) INCOME	(429)	573	(1,002)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(3,449)
Cost of sales excluding depreciation, amortization, and capitalization			2,527
Depreciation and amortization			2

			(920)

Operating Expenses:
Selling costs			(161)
Marketing costs			(48)
Depreciation and amortization			3
Other general and administrative expenses			124

			$(1,002)

Technology revenues decreased from first quarter 2008 by $3.5 million, or 38%. The decrease in new hardware sales was attributed to a decrease in interactive whiteboard and infrastructure solutions sales, partially offset by an increase in personal computer sales and related third party commissions, infrastructure services and support.

The decrease in sales was accompanied by a decrease in cost of sales for the related products. However insufficient revenues to improve the ratio to fix costs and unfavorable changes in product mix reduced the margins from 18.3% in the prior year’s first quarter to 13.0% in the first quarter of 2009.

The increase in operating expenses from selling salaries and wages, travel and mobile and marketing costs was related primarily to increased sales and marketing efforts across a broader geographic area. These increases were partially offset by reduced other general and administrative expenses, primarily from a decrease in the accrual for company-wide bonuses. The increased operating costs resulted in a 175% decrease in segment operating income compared to the prior year’s first quarter.

The following tables summarize information about segment profit and loss for the quarters ended March 31, 2009 and 2008.

	Software Applications	Technology Solutions	Total Company
Three months ended March 31, 2009:
Net sales and service revenue	$3,321	$5,556	$8,877
Gross profit	1,058	724	1,782
Segment loss	(359)	(429)	(	*)
Segment assets	11,905	8,029	19,934

Three months ended March 31, 2008:
Net sales and service revenue	$3,058	$9,005	$12,063
Gross profit	1,380	1,644	3,024
Segment income	377	573	(	*)
Segment assets	8,722	8,557	17,279

*	See reconciliation below

Reconciliation of Segment (loss) income (non-GAAP measure) to operating (loss) income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	March 31, 2009	March 31, 2008
Segment (loss) income:
Software applications segment	$(359)	$377
Technology solutions segment	(429)	573

TOTAL SEGMENT (LOSS) INCOME	(788)	950

Less: merger-related and compliance costs
Stock compensation – non-cash	(2)	(5)
Acquisition costs	(1)	(24)
Professional and legal compliance and litigation related costs	(95)	(96)

OPERATING (LOSS) INCOME Per Consolidated Statement of Operations	$(886)	$825

Interest and Other Income and Expenses

Interest expense decreased in the first quarter of 2009 compared to the first quarter of 2008 by $19, or 14%, due primarily to more favorable interest rates on borrowings than in the prior year.

Income Taxes

Income taxes decreased by $0.6 million or 233%, in the first quarter of 2009 compared to the first quarter of 2008. The decrease was due primarily to the decrease in pre-tax income from reduced operating income, and due to an unfavorable change in the effective tax rate from increased non-deductible items such as travel and mobile, when compared to the prior year.

Net Income (Loss) and Earnings (Loss) per Share

Net income decreased to a net loss of $0.7 million for the first quarter of the current year, down $1.1 million or 252% over the same period of the prior year. The decrease resulted from the decrease in operating income, primarily from the decreased revenues and increased expenses for investment toward deeper penetration of CSI’s expanded geographic footprint and the delay in realizing a benefit from the Version3 acquisition.

Basic earnings per share declined from $0.09 in the first quarter 2008 to a basic loss per share of $(0.10) in the first quarter of 2009, primarily due to the decline in net income, and an increase in the number of basic shares outstanding following the issuance of common stock for acquisitions in 2008. Diluted earnings per share decreased from $0.03 in the first quarter of 2008 to a basic loss per share of $(0.10) in the first quarter of 2009 for the same reasons basic earnings per share declined. Basic and diluted loss per share were the same value per share for 2009 due to the antidilutive impact of a net loss on the calculation of earnings (loss) per share.

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

Events Impacting Liquidity and Capital Resources

Acquisitions

On March 31, 2008, CSI consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS. The total purchase price was $1.3 million in cash, and the issuance by the Company of 209 shares of the Company’s common stock. We assumed $50 of liabilities of ICS.

Effective August 14, 2008, we acquired substantially all the assets and business operations of Version3. The total purchase price was $0.2 million in cash and the issuance of 2,153 shares of the Company’s common stock, and we assumed $88 of liabilities of Version3. The cash portion of the purchase prices were paid at closing with a draw on our line of credit facility.

Our utilization of draws under our bank revolver to fund the cash portion of the purchase price of the acquisitions has reduced our availability under the facility. Increased working capital requirements as a result of anticipated sales growth could put pressure on the adequacy of our bank revolving credit facility. Accordingly, we continue to evaluate other funding options, as discussed below under “—Future Capital Needs—Factors Affecting Capital Needs and Resources.”

Cash Flows

For the three months ended March 31, 2009 and 2008 the Company had no significant increase in cash and cash equivalents with no significant cash on hand. Since the time of the reverse merger in 2005 the Company has operated in most periods without cash and in reliance on a revolving line of credit facility to fund its day to day working capital needs and acquisition activities.

Cash from Operating Activities

Cash provided by operating activities totaled $4.6 million in the first three months of 2009 compared to cash provided by operating activities of $1.2 million in the first three months of 2008. The increase, $3.4 million, was due primarily to significant collection activity in the first quarter of 2009 compared to that of 2008. Collections were slower at the end of 2008 due to slower collections on hardware from payments made following installations for more solutions sold as bundled projects, and increased work in connection with the E-Rate program of the Schools and Libraries Division of the Federal Government (which typically has a longer collection cycle). Accordingly the balance in receivables was much higher at the beginning of the current year quarter than that of the prior year, resulting in significantly more collections in the first quarter of 2009.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Decreases in the consolidated balance sheet line items for accounts receivable were a result of the increased collections since the year end. The increase in inventories was due to the increased commitment for interactive whiteboard products to take advantage of volume purchase discounts. Accounts payable increased due to receiving inventory for volume purchase discounts. Deferred revenue decreased due to fewer billings for support agreements being deferred than at December 31, since the most significant portion of agreements are billed with either a July 1 or January 1 start date.

Cash from Investing Activities

Cash used for investing activities totaled $0.4 million in the first three months of 2009 compared to $1.8 million in the first three months of 2008. The decrease of $1.4 million was due primarily to their being no payments for acquisitions in the first quarter of 2009, compared to a payment on March 31, 2008 for the acquisition, effective April 1, 2008, of ICS. A decrease in property and equipment purchases and capitalization of software costs also contributed to the decrease. On the balance sheet, since year end 2008, property and equipment, capitalized software costs, goodwill and other intangible assets all remained relatively flat with no acquisition activity for new operations and the acquisition of property and equipment and capitalization of computer software costs being substantially offset by ongoing depreciation and amortization.

Cash from Financing Activities

Cash used for financing activities totaled $4.2 million in the first three months of 2009 compared to cash provided of $0.6 million in the first three months of 2008. The increase in cash used of $4.8 million was due to the increased collections on receivables which were used to pay down our revolving loan facility. Also contributing to the increase were larger repayments on notes payable from our increase in our equipment facility accomplished in the prior year. We increased the longer-term equipment facility to pay down the balance on our revolving facility and thereby provide more availability under that resource, regularly used to fund shorter-term working capital needs.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Three Month Periods Ended March 31, 2009 and 2008

EBITDA decreased 125% or $1.6 million to a negative EBITDA of $0.3 million for the three months ended March 31, 2009 compared to EBITDA of $1.3 million reported for the same period in 2008. The decrease in EBITDA was primarily due to the decrease in net income over the prior year after adding back the related tax effects on the decreases in net income. Adjusted (financing) EBITDA for the quarter ended March 31, 2009 also decreased by 125%, or $1.6 million, to a negative EBITDA of $0.3 million compared to $1.3 million for the prior year for the same reason as the change in EBITDA.

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

“Adjusted EBITDA” or “Financing EBITDA” is a non-GAAP financial measure used in our calculation and determination of compliance with debt covenants related to our bank credit facilities. Adjusted EBITDA is also used as a representation as to how EBITDA might be adjusted by potential lenders for financing decisions and our ability to service debt. However, such decisions would not exclude those other items impacting cash flow which are excluded from EBITDA, as noted above. Adjusted EBITDA is defined as net income or loss adjusted for net interest expense, income tax expense or benefit, depreciation, amortization, and also certain additional items allowed to be excluded from our debt covenant calculation including other non-cash items such as operating non-cash compensation expense (such as stock-based compensation), and the Company’s initial reorganization or restructuring related costs, unrealized gain or loss on financial instrument (non-cash related) and gain or loss on the disposal of fixed assets. While we evaluate the Company’s performance against debt covenants on this basis, investors should not presume the excluded items to be one-time costs. If the Company were to enter into additional capital transactions, for example, in connection with a significant acquisition or merger, similar costs could reoccur. In addition, the ongoing impact of those costs would be considered in, and potential financings based on, projections of future operating performance which would include the impact of financing such costs.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Three Months Ended
	March 31, 2009	March 31, 2008
Reconciliation of net (loss) income per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net (loss) income per GAAP	$(650)	$428
Adjustments:
Income tax (benefit) expense	(353)	265
Interest expense, net	113	132
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	220	159
Amortization of software development costs	358	284

EBITDA	$(312)	$1,268

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	2	5

Adjusted (Financing) EBITDA	$(310)	$1,273

Credit Arrangements

Credit Facilities

Prior to our going public through the reverse merger, we funded operations through cash flow from operations. In our 2005 reverse merger, which took the CSI operations public, substantially all of our cash was distributed to the founders in exchange for ownership. Due to continued acquisition activity and the recapitalization of the Company in connection with going public through a reverse merger, the Company frequently has no excess cash and relies on its $7.0 million line of credit facility with its bank (temporarily increased to $8.0 million through November 30, or through the collection cycle for the seasonally high business in mid-year) to fund its working capital and other funding needs. Accordingly, we now use primarily our working capital facility and term loans to fund our operations. We also use other debt to finance our needs, as described below. See the notes to our unaudited consolidated financial statements included herein for more details.

Our current credit facilities consist of:

•	$7.0 million revolving line of credit, of which $1.6 million was drawn and $5.4 million available at March 31, 2009, which bears interest at LIBOR plus 2.5% and matures June 30, 2010;

•

$1.0 million equipment note, of which approximately $0.9 million was outstanding at March 31, 2009, which bears interest at LIBOR plus 2.5%, and has a three year amortization maturing in November 2010;

•

$2.3 million in subordinated notes to Barron Partners LP (“Barron”) and the five founding shareholders, of which $2.0 million remained outstanding at March 31, 2009, which bear interest at 15% and mature August 30, 2009. In order to conserve capital and borrowing capacity, we refrained from repaying the $2.3 million in subordinated notes upon their initial maturity in May 2006. The note holders have cooperated with our deferral of repayment, which, along with details of subsequent payment activity, is discussed further below under “—Future Capital Needs—Subordinated Promissory Notes.”

Future Capital Needs

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	$5.4 million available to our operations at March 31, 2009, under our line of credit;

•	burden of professional and legal compliance costs;

•	the anticipated level of capital expenditures for 2009 of $721 ($162 expended through March 31, 2009);

•	software development costs of approximately $1.0 million;

•	our scheduled debt service;

•	continued cooperation as to the deferral of payments on our subordinated debt;

•	potential future acquisitions; and

•	potential capital inflow from warrant exercises and the possibility that warrant exercises and related proceeds may not be fully realized.

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

Our cash flow from operations has been reasonably strong over the past couple years and through the current quarter, as we have improved our annual earnings and have had sufficient availability under our line of credit to support our working capital needs and fund acquisitions. Two of the three acquisitions have serviced the borrowings made to purchase them, and the third was purchased primarily with shares of our stock. Our greatest risk to cash flows at this time is the potential continuing impact of the current economic downturn, potentially mitigated by the potential for stimulus funding to our customer base. Additionally, we have not paid our subordinated debt when it has come due, but rather used funds that would have been available to do so, to fund our acquisitions and working capital needs. While we believe our existing facility commitments, including our line of credit are sufficient to provide working capital in the short-term, this assessment does not take into account additional capital needs due to additional acquisitions, and it assumes growth does not significantly outpace our expectations. It also assumes we are able to effectively and timely control our costs if impacted significantly further by the recent economic downturn, and that we retain our ongoing ability to secure asset-based financing to fund our growth. We periodically engage in discussions as to other financing options and funding sources, including both debt and equity capital. Our primary reasons for pursuing other financing and equity capital are to reduce short-term economic risk relating to past and future acquisitions, and to repay our subordinated notes (potentially as part of a separate financing facility or with proceeds from the exercise of our warrants).

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

Burden of Professional and Legal Compliance Costs. For the year ended December 31, 2008, professional and legal compliance costs, excluding stock-based (non-cash) compensation, totaled $434. In the first three months of 2009 we spent $95. These related primarily to compliance costs of operating as a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should continue and could increase somewhat, particularly as the Company grows or acquires other businesses and as the Company prepares for its first audit of its internal controls for the fiscal year ended 2009. The Company will continue to incur expenses to test and monitor controls related to the Sarbanes-Oxley Act, and to maintain the registration of shares through 2009 as required by its commitment to Barron. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Management anticipates that some cost efficiencies may be realized as CSI gains experience as a reporting company and management seeks to manage compliance costs, and believes economies of scale will be achieved particularly with regard to these costs as the Company grows.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2009 will principally consist of $1.0 million for software development and $721 for capital expenditures. In the first three months of 2009 we capitalized approximately $265 of software development costs and $162 in capital expenditures. We plan to fund 2009 needs for these items through cash flow from operations, our line of credit or other financing options discussed above.

Subordinated Promissory Notes. At March 31, 2009, subordinated promissory notes payable to shareholders totaled approximately $2.0 million. Although we possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank revolving credit facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remained due and payable. We pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently we paid this and other interest due and no interest was in arrears as of March 31, 2009 or as of the date of this report.

On April 23, 2008, we and each of the holders of the subordinated notes entered into a letter agreement which extended the maturity date of such notes until March 31, 2009. Each note holder also waived existing and past payment defaults and the notes continued to bear interest at the default rate of 15%. In exchange for the extension and waiver, we made principal payments on the subordinated notes totaling $300, paid pro-rata among the note holders. Again effective on May 14, 2009, similar to the action taken at April 23, 2008, we and each of the holders of the subordinated notes entered into an informal agreement to extend the notes until August 30, 2009. In exchange for the extensions, we made a principal payment on the subordinated notes totaling $200, paid pro-rata among the note holders. Under this agreement, the Company will seek to enter into a new and separate term loan facility, preferably with its existing bank, to fund the payout of Barron, and to negotiate to restructure the notes payable to the remaining holders.

While we anticipate continued cooperation of the note holders considering our efforts to refinance the Barron portion and ultimately pay off the remaining subordinated debt, we can give no assurance that we will be able to successfully restructure, extend or repay the subordinated notes, or that the note holders will continue to cooperate. Our bank lender in the past has consented with respect to the subordinated notes and has granted waivers relating to their prior nonpayment. The notes are subordinated to our senior bank debt, and we believe the ability of the note holders to have direct recourse against us is limited. However, if we fail to repay the subordinated notes at the new August 30, 2009 maturity date, the holders of the subordinated notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such note holders also might take legal or other adverse collection actions against the Company. We can therefore give no assurances as to what adverse collection actions the subordinated note holders might take, and the impact such actions and default might otherwise have on our other creditors and our financial condition. However, we do not anticipate any of the note holders taking any action detrimental to us. It should be noted that five of the subordinated note holders are currently significant stockholders of the Company, and four of these are executive officers. The sixth note holder, Barron, holds all our preferred stock.

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

Pursuant to our May 13, 2009 agreement with the subordinated note holders, we are required to initially apply the proceeds from exercise of the warrants to repayment of the approximately $2.0 million principal of the notes. We may utilize proceeds in excess of that amount for working capital or expansion opportunities.

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

The warrants may be exercised on a cashless basis, in which case the Company would receive no cash proceeds. However, Barron is prohibited from electing a cashless exercise so long as there is an effective registration statement with respect to the shares underlying the warrants. Accordingly, it will be important for us to maintain the effectiveness of the registration statement covering the warrant shares in order to assure the receipt of equity capital from the exercise of the warrants. Our registration statement was declared effective on February 14, 2006 and updating amendments were likewise declared effective on May 14, 2007, May 9, 2008 and May 12, 2009. Barron has not invoked the cashless exercise provision.

Adequacy of Liquidity and Capital Resources.

Based on management’s assessment giving consideration to the above items, including the availability under our line of credit facility, and presuming no impact from the current economic downturn so significant as to cause the Company to not meet its debt covenants, management anticipates that our cash flow from operations and our existing bank credit facilities will be adequate to fund our short term liquidity and capital needs for operations over the next twelve months. Accordingly, (i) further increased working capital requirements as a result of anticipated sales growth significantly beyond our expectations, (ii) cash flows lower than anticipated without a corresponding decline in working capital requirements and (iii) either of the above in combination with the addition of funding needs and working capital requirements associated with any other acquisition, could put pressure on the adequacy of our bank revolving and other credit facilities.

We continuously consider and pursue other financing options which could include mezzanine financing or other capitalization alternatives. These options are under consideration and could provide longer-term financing to match our long-term capital needs. Such needs would include providing longer term financing for the recent acquisitions of McAleer, ICS and Version3, potentially supporting additional acquisition activities, and increased working capital. Our evaluation of potential long-term funding sources has also included exercise of the warrants held by Barron. Encouraging the earlier exercise of the warrants and an earlier increase in the float of our stock entered into our decision to reduce the pricing on a portion of the warrants in the fourth quarter 2006. In late 2007 Barron exercised for approximately 1.0 million warrant shares providing capital proceeds of approximately $0.7 million. While we are optimistic about the future exercises, there is no guarantee additional warrant exercises will occur or when. Depending on cash flow from current operations or warrant exercises, should we find longer-term funding unnecessary, we may not take advantage of such additional funding options, thereby paying down debt and minimizing any potential for dilution from any additional raise of capital.

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

Item 4T. Controls and Procedures.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective as of March 31, 2009.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 1A. Risk Factors.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”).

There have been no material changes in the risk factors previously disclosed in Part I-Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

I.	Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Our revolving credit arrangement with RBC Bank (USA) is a facility under which we may borrow, repay and then re-borrow. Advances and repayments occur daily under the credit facility, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through May 12, 2009. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through March 17, 2009, was previously disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

Date	Loan Balance
March 18, 2009	$2,246
March 23, 2009	1,854
March 25, 2009	1,064
March 30, 2009	1,587
April 2, 2009	1,714
April 7, 2009	1,173
April 10, 2009	1,460
April 13, 2009	1,995
April 17, 2009	1,657
April 22, 2009	1,885
April 24, 2009	2,336
April 29, 2009	1,408
May 1, 2009	1,594
May 4, 2009	1,884
May 6, 2009	1,559
May 8, 2009	2,179
May 12, 2009	766

II.	Entry Into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

(All amounts are presented in thousands, except where specifically stated)

A.	Extension of Subordinated Notes

On May 14, 2009, the Company and each of the holders of certain Subordinated Promissory Notes (the “Subordinated Notes”) entered into a Letter Agreement dated May 12, 2009 (the “Extension”). Pursuant to the Extension:

•	the maturity date of each of the Subordinated Notes was extended from May 31, 2009 until August 30, 2009 (the “New Maturity Date”);

•	each note holder waived existing and past payment defaults;

•	despite the Subordinated Notes no longer being in default, they will continue to bear interest at the default rate of 15% until the New Maturity Date;

•	the Company will make an aggregate $200 in principal payments, paid pro-rata among the note holders;

•

the Company will exercise its commercially reasonable best efforts, subject to the exercise by its board of directors of fiduciary duties – to obtain from its bank lender financing to refund the Subordinated Notes held by Barron Partners LP, in the event such Subordinated Notes have not been repaid by the New Maturity Date;

•

the Company and the holders of the Subordinated Notes other than Barron Partners LP will strive to negotiate to restructure their notes on a mutually agreeable basis, in the event such Subordinated Notes remain outstanding as of the New Maturity Date;

•

the Company agreed to apply the proceeds from any exercise of the common stock warrants held by Barron Partners LP to repayment of the Subordinated Notes, on the basis of 75% to Barron Partners LP and 25% percent to the other holders of Subordinated Notes until Barron is paid in full, and thereafter 100% to the individual note holders until they are paid in full; and

•

Barron Partners LP shall exercise its commercially reasonable best efforts to exercise its Company common stock warrants upon the Company’s share price reasonably exceeding the exercise price of such warrants.

The Subordinated Notes were issued by the Company on February 11, 2005 in the original aggregate amount of $3,750, as part of the Company’s reverse merger and recapitalization transaction. A Subordinated Note for $1,875 was issued to Barron Partners LP (“Barron”) in exchange for cash, and individual Subordinated Notes in the amount of $375 each were issued to the five former shareholders of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation, in lieu of cash consideration payable to them in the recapitalization. As of the date of the Extension, the aggregate principal remaining owing on all of the Subordinated Notes was $1,950, or $975 in the case of Barron and $195 each in the case of the individual holders. The individual holders include: Nancy K. Hedrick, President and Chief Executive Officer; Beverly N. Hawkins, Senior Vice President of Software Product Development and Secretary; Thomas P. Clinton, Senior Vice President of Strategic Relationships; William J. Buchanan, Senior Vice President of Technology Delivery and Support; and Joe G. Black, our former interim Chief Financial Officer. Barron is the holder of 6,740 shares of our convertible preferred stock and related warrants for the purchase of 6,164 shares of our common stock. All of the individual note holders hold 505 shares, or approximately 7.0% of our common stock, which they received in the February 2005 recapitalization transaction, except Ms. Hedrick who holds 525 or 7.3%.

The Subordinated Notes are unsecured and are subordinated to the Company’s senior debt, including its revolving credit and term debt with its bank lender.

The Subordinated Notes were originally due and payable in full on May 9, 2006. Although we possessed adequate availability on the May 9, 2006 due date to repay the Subordinated Notes, management believed that cash flow from operations and remaining availability under the bank revolving credit facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the Subordinated Notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the Subordinated Notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the Subordinated Notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the Subordinated Notes remained due and payable. We pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently we paid this and other interest due and no interest was in arrears as of March 31, 2009 or as of the date of this report.

On April 23, 2008, we and each of the holders of the Subordinated Notes entered into a letter agreement which extended the maturity date of such notes until March 31, 2009. Each note holder also waived existing and past payment defaults and the notes continued to bear interest at the default rate of 15%. In exchange for the extension and waiver, we made principal payments on the Subordinated Notes totaling $300 paid pro-rata among the note holders. Again on May 14, 2009, similar to the action taken at April 23, 2008, we and each of the holders of the Subordinated Notes entered into the Extension.

While we anticipate continued cooperation of the note holders considering our efforts to refinance the Barron portion and ultimately pay off the remaining subordinated debt, we can give no assurance that we will be able to successfully restructure, extend or repay the Subordinated Notes, or that the note holders will continue to cooperate. Our bank lender in the past has consented with respect to the subordinated notes and has granted waivers relating to their prior nonpayment. The notes are subordinated to our senior bank debt, and we believe the ability of the note holders to have direct recourse against us is limited. However, if we fail to repay the Subordinated Notes at the new August 30, 2009 maturity date, the holders of the Subordinated Notes may take actions that could adversely affect the Company, including acting to accelerate the subordinated debt, thereby potentially triggering a default under our credit facility with our bank. Such note holders also might take legal or other adverse collection actions against the Company. We can therefore give no assurances as to what adverse collection actions the Subordinated Note holders might take, and the impact such actions and default might otherwise have on our other creditors and our financial condition. However, we do not anticipate any of the note holders taking any action detrimental to us. It should be noted that five of the Subordinated Note holders are currently significant stockholders of the Company, and four of these are executive officers. The sixth note holder, Barron, holds all our preferred stock.

The Extension is filed as Exhibit 10.2.

B.	Waiver Agreement with RBC Bank (USA)

In conjunction with the Company entering into the Extension with respect to the Subordinated Notes, it also entered into a waiver agreement (the “Waiver”) with the Bank dated May 12, 2009 and effective May 13, 2009. The Bank had previously granted waivers with respect to cross-default and other provisions which may have been triggered by the payment default under the Subordinated Notes. The terms of the revolving credit facility with the Bank restrict payments on the Subordinated Notes, and require the Company to obtain the Bank’s written consent prior to amending any of the terms of the Subordinated Notes. Accordingly, pursuant to the Waiver, the Bank agreed to the terms of the Extension and granted waivers of any defaults relating thereto.

The Waiver is filed as Exhibit 10.1.

III.	Entry into a Material Definitive Agreement: Unregistered Sales of Equity Securities.

On May 13, 2009, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with DC Consulting, LLC (“DC Consulting”) for investor relations services. Each party has the right to cancel the contract following the initial 90 days with 30 day written notice.

Pursuant to the terms of the Agreement, the Company will pay DC Consulting a monthly cash retainer fee of $12 with the first payment due upon the execution of the contract. DC Consulting is also entitled to receive 15 restricted shares of common stock per quarter with the initial 15 shares to be issued within 30 days of the execution of the contract. In addition, DC Consulting is entitled to receive warrants at the following strike prices: (a) a warrant for 100 shares with a strike price of $.70/share; (b) a warrant for 100 shares with strike price of $1.00/share; and (c) a warrant for 100 shares with strike price of $1.20/share. All warrants expire in two years. If the Company’s stock price reaches the warrant strike price for 30 days and the warrants are not exercised within that time frame, they will earlier expire.

The restricted shares and warrants are issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The basis of such exemption is the non-public sale of such securities in a privately negotiated transaction to DC Consulting, LLC, which we believe to be an accredited and sophisticated investor. There was no advertising or general solicitation conducted with respect to the foregoing sales.

The Consulting Agreement is filed as Exhibit 10.3.

Item 6. Exhibits.

Exhibit Number	Description
*10.1	Waiver Letter between the Company and RBC Bank (USA) dated May 12, 2009, relating to payments on, and amendments to, certain Subordinated Notes held by shareholders.

*10.2	Extension of Subordinated Notes and Waiver dated May 12, 2009 between the Company, Barron Partners LP, Joe G. Black, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton, and William J. Buchanan.

*10.3	Consulting Agreement dated May 13, 2009 between the Company and DC Consulting, LLC.

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: May 15, 2009	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ David B. Dechant
David B Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*10.1	Waiver Letter between the Company and RBC Bank (USA) dated May 12, 2009, relating to payments on, and amendments to, certain Subordinated Notes held by shareholders.

*10.2	Extension of Subordinated Notes and Waiver dated May 12, 2009 between the Company, Barron Partners LP, Joe G. Black, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton, and William J. Buchanan.

*10.3	Consulting Agreement dated May 13, 2009 between the Company and DC Consulting, LLC.

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.