Form 10-Q
period 2009-06-30
Computer Software Innovations, Inc.
filed 2009-08-12
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51758

COMPUTER SOFTWARE INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0216911
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

900 East Main Street, Suite T, Easley, South Carolina	29640
(Address of principal executive offices)	(Zip Code)

(864) 855-3900

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Common Stock, $0.001 par value per share	7,196,204 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUES
Software applications segment	$3,816	$3,807	$7,137	$6,864
Technology solutions segment	9,957	13,744	15,513	22,750

Net sales and service revenue	13,773	17,551	22,650	29,614

COST OF SALES
Software applications segment
Cost of sales, excluding depreciation, amortization and capitalization	2,100	1,985	4,225	3,651
Depreciation	29	27	58	52
Amortization of capitalized software costs	377	314	735	598
Capitalization of software costs	(214)	(203)	(462)	(500)

Total Software applications segment cost of sales	2,292	2,123	4,556	3,801

Technology solutions segment
Cost of sales, excluding depreciation	8,202	10,771	13,008	18,103
Depreciation	27	30	53	59

Total Technology solutions segment cost of sales	8,229	10,801	13,061	18,162

Total cost of sales	10,521	12,924	17,617	21,963

Gross profit	3,252	4,627	5,033	7,651

OPERATING EXPENSES
Research and development	76	—	167	—
Selling costs	1,211	1,143	2,444	2,004
Marketing costs	140	158	295	197
Stock based (non-employee wage) compensation	106	5	108	9
Acquisition costs	2	9	2	33
Professional and legal compliance costs	150	138	245	234
Depreciation and amortization	159	122	323	228
Other general and administrative expenses	907	1,236	1,834	2,306

Total operating expenses	2,751	2,811	5,418	5,011

Operating income (loss)	501	1,816	(385)	2,640

OTHER INCOME (EXPENSE)

Interest expense	(94)	(131)	(207)	(263)
Loss on disposal of property and equipment	—	—	(4)	—

Net other income (expense)	(94)	(131)	(211)	(263)

Income (loss) before income tax expense (benefit)	407	1,685	(596)	2,377
INCOME TAX EXPENSE (BENEFIT)	192	674	(161)	938

NET INCOME (LOSS)	$215	$1,011	$(435)	$1,439

BASIC EARNINGS (LOSS) PER SHARE	$0.03	$0.21	$(0.07)	$0.30

DILUTED EARNINGS (LOSS) PER SHARE	$0.02	$0.08	$(0.07)	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	6,386	4,908	6,384	4,804

– Diluted	14,095	12,367	6,384	12,263

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	10,821	13,862
Inventories	4,598	1,552
Prepaid expenses	242	98
Taxes receivable	336	223

Total current assets	15,997	15,735

PROPERTY AND EQUIPMENT, net	821	898
COMPUTER SOFTWARE COSTS, net	2,754	3,001
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	2,794	2,970

Total assets	$24,797	$25,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,918	$3,644
Deferred revenue	7,887	6,696
Deferred tax liability	439	421
Bank line of credit	2,811	—
Current portion of notes payable	465	447
Subordinated notes payable to shareholders	1,750	1,950

Total current liabilities	19,270	13,158

LONG-TERM DEFERRED TAX LIABILITY, net	157	329
NOTES PAYABLE, less current portion	271	515
BANK LINE OF CREDIT	—	5,634

Total liabilities	19,698	19,636

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,740 shares issued and outstanding	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,396 shares issued and outstanding	6	6
Additional paid-in capital	9,014	8,884
Accumulated deficit	(3,878)	(3,443)
Unearned stock compensation	(50)	(55)

Total shareholders’ equity	5,099	5,399

Total liabilities and shareholders’ equity	$24,797	$25,035

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2008	$6	$7	$8,884	$(3,443)	$(55)	$5,399
Issuance of stock options	—	—	26	—	(26)	—
Issuance of common stock	—	—	10	—	—	10
Issuance of warrants	—	—	94	—	—	94
Stock based compensation	—	—	—	—	31	31
Net loss for the six months ended June 30, 2009	—	—	—	(435)	—	(435)

Balances at June 30, 2009	$6	$7	$9,014	$(3,878)	$(50)	$5,099

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)	Six Months Ended
	June 30, 2009	June 30, 2008
OPERATING ACTIVITIES
Net (loss) income	$(435)	$1,439
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities
Depreciation and amortization	1,169	937
Stock compensation expense, net	134	46
Deferred income tax expense	(154)	(19)
Loss on disposal of fixed assets	4	—
Changes in deferred and accrued amounts
Accounts receivable	3,041	(4,724)
Inventories	(3,046)	(2,074)
Prepaid expenses	(144)	(109)
Accounts payable	2,274	2,524
Deferred revenue	1,191	1,193
Income taxes receivable/payable	(113)	518

Net cash provided by (used for) operating activities	3,921	(269)

INVESTING ACTIVITIES
Purchases of property and equipment	(185)	(328)
Capitalization of computer software	(487)	(575)
Payment for acquisitions	—	(1,348)

Net cash used for investing activities	(672)	(2,251)

FINANCING ACTIVITIES
Net (repayments) borrowings under line of credit	(2,823)	2,958
Repayments of notes payable	(426)	(438)

Net cash (used for) provided by financing activities	(3,249)	2,520

Net change in cash and cash equivalents	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$301	$342
Income Taxes	$107	$440

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

The interim consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity and cash flows are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three and six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current presentation.

Recent accounting pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company does not expect the adoption of SFAS No. 168 to have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact the Codification will have on its consolidated financial statements, and plans to be in full compliance with the Codification by the effective date of September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS No. 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009. The Company is not currently involved with any variable interest entities, and thus does not expect SFAS No. 167 to have a material effect of the preparation of its financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective for transfers of financial assets in annual reporting periods beginning after November 15, 2009. The Company does not expect an impact from the adoption of SFAS No. 166 on its financial statements as it has not participated in transactions governed by SFAS No. 166.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes the standards for accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and has been adopted by the Company for the current reporting period with no material impact on the preparation of its financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction. Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly. Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. Applies to all fair value measurements when appropriate. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and has been adopted by the Company for the current reporting period with no material impact on the preparation of its financial statements.

In April 2009, The FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP (1) changes existing guidance for determining whether an impairment is other than temporary to debt securities. (2) Replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. (3) Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired. (4) Requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses. (5) Requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. And (5) When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, and has been adopted by the Company for the current reporting period with no material impact on the preparation of its financial statements.

In April 2009, The FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, and has been adopted by the Company for the current reporting period with no material impact on the preparation of its financial statements.

In April 2009, The FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends the guidance in FASB Statement No. 141 (Revised December 2007), Business Combinations, to (1) Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies , and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss . Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141R, and carry forward without significant revision the guidance in FASB Statement No. 141, Business Combinations. (2) Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement 5 and that those disclosures be included in the business combination footnote. (3) Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (i.e., January 1, 2009 for a calendar year-end company). and has been adopted by the Company for the current reporting period with no material impact on the preparation of its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding, including common stock held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three and six month periods ended June 30, 2009 and 2008, both prior to and after application of the treasury stock method.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,386	4,908	6,384	4,804
Common stock held in escrow	800	—	800	—
Preferred stock	6,740	6,860	6,940	6,860
Warrants	6,263	6,164	6,213	6,164
Options	426	382	406	379

Total Weighted Average Shares Outstanding	20,615	18,314	20,743	18,207

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,386	4,908	6,384	4,804
Common stock held in escrow	800	—	800	—
Preferred stock	6,740	6,860	6,940	6,860
Warrants	—	408	—	408
Options	169	191	169	191

Total Weighted Average Shares Outstanding –treasury stock method	14,095	12,367	14,293	12,263

The potential common shares, including common stock held in escrow, were used in the calculation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008. The potential common shares were not used in the calculation of diluted loss per share for the six months ended June 30, 2009, as the effect is anti-dilutive due to the net loss reported for the period.

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

In 2005, the Company assumed the stock based employee compensation plan of CSI – South Carolina as a result of the reverse merger. The Company granted options to purchase 70 shares of common stock under the 2005 Incentive Compensation Plan in the first quarter of 2007 at an exercise price of $0.85 per share, as a result of the McAleer acquisition which closed on January 2, 2007, and in November 2007 granted options to purchase an additional 100 shares to key employees. In the first quarter of 2008 the Company granted options to purchase an additional 20 to other employees. In April 2009 the Company granted options to purchase an additional 50 shares to its Chief Executive Officer, (in lieu of a portion of a salary adjustment in connection with the renewal of her executive employment agreement. Commitments under executive agreements are discussed further under Executive Officer Employment Agreements in NOTE 7 – COMMITMENTS CONTINGENCIES, AND SUBSEQUENT EVENTS). The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model. For further information and discussion related to the weighted average assumptions used in the option pricing model please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Assumptions used in calculation of fair value

	For the Six Months Ended June 30,
	2009	2008
Expected term (in years)	7	7
Expected volatility	142%	123%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.5%	3.6%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268	$0.12	November 1, 2012
Options granted in McAleer acquisition	70	$0.85	January 2, 2017
Options granted to key employees	100	$1.42	November 9, 2017
Options granted to other employees	10	$1.09	May 28, 2018
Options granted to key employees	50	$0.70	April 17, 2019

The following table summarizes option activity under the plans for the first six months of 2009:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	385	$0.60	5.80	$(79)
Granted	50	$0.70
Cancelled	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at June 30, 2009	435	$0.63	6.04	$28

Exercisable at June 30, 2009	288	$0.40	4.66	$84

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.69 as of June 30, 2009 and the exercise price multiplied by the number of options outstanding as of that date.

As of June 30, 2009 there remained $50 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately two years.

No non-employee based stock awards were granted under the plan in the first six months of 2009. Outside of the plan, the Company issued non-employee based stock awards of 15 shares of common stock and 300 common stock purchase warrants as compensation for investor relations services pursuant to the terms of a Consulting Agreement with its investor relations firm (see also NOTE 6 – PREFERRED STOCK AND RELATED WARRANTS AND RETAINED EARNINGS).

Total stock based compensation for the first six months of 2009 was $134, of which $94 related to the warrants issued to the Company’s investor relations firm, $10 related to the stock issued to the Company’s investor relations firm, $4 related to stock options granted from acquisition, and the remaining $26 is related to employee stock compensation (wage-related).

Employee stock compensation (wage related) is included in the income statement categories of cost of sales or departmental operating expense categories as appropriate. For the three months ended June 30, 2009, stock based compensation was $122, of which $94 related to the warrants issued to the Company’s investor relations firm, $10 related to the stock issued to the Company’s investor relations firm, $2 related to stock options granted from acquisition and the remaining $16 related to employee stock compensation. Total stock based compensation for the first six months of 2008 was $46, of which $9 was related to the stock options granted as a result of acquisition, and $37 was related to employee stock compensation. For the three months ended June 30, 2008, stock based compensation was $24, of which $5 related to stock options granted from acquisition and the remaining $19 related to employee stock compensation.

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

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectability; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bore interest at LIBOR plus 2.50% (2.82%) at June 30, 2009, and LIBOR plus 2.50% (3.59%) at December 31, 2008, payable monthly.

The Company maintains an equipment term loan which has been modified and increased from time to time with a term of three to four years. The term loan is used periodically to refinance its capital expenditures initially financed through its bank credit facility and improve its availability under its bank credit facility for working capital purposes. The latest modification was November 1, 2008. Pursuant to the modification, the equipment loan was increased from $238 to $1.0 million, and bears interest at 30-day LIBOR plus 250 basis points. Principal and interest are payable in 23 consecutive monthly payments of principal and interest of $40 continuing until November 15, 2010.

The amount outstanding on the notes payable to the bank was $736 at June 30, 2009 and $962 at December 31, 2008.

Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2009	$231
2010	505

Total Principal Payments	$736

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA”

means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management believes the Company complied with these annual covenants at December 31, 2008.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There were $2,811 and $5,634 of outstanding draws under the facility as of June 30, 2009 and December 31, 2008, respectively.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $1,750 at June 30, 2009, and $1,950 at December 31, 2008. Although the Company possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, the Company determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remain due and payable. We pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently, we paid this and other interest due and no interest was in arrears as of June 30, 2009, or as of the date of this report.

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

Again on May 13, 2009, similar to the action taken at April 23, 2008, we and each of the holders of the subordinated notes entered into an agreement to extend the notes until August 30, 2009. In exchange for the extensions, we made a principal payment on the subordinated notes totaling $200, paid pro-rata among the note holders. Under this agreement, the Company will seek to enter into a new and separate term loan facility, preferably with its existing bank, to fund the payout of Barron, and to negotiate to restructure the notes payable to the remaining holders.

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

Off Balance Sheet Instruments

As of June 30, 2009, for the periods reported, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 7.

Related Party Transactions

During the first and second quarter of 2009 the Company made interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, who owns all of the Company’s preferred shares. These interest payments were made on the subordinated notes payable associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of June 30, 2009. In 2009, interest payments to the five original shareholders of CSI – South Carolina totaled $107 and interest payments to Barron totaled $107.

NOTE 6 – PREFERRED STOCK AND RELATED WARRANTS AND RETAINED EARNINGS

Warrants

On February 11, 2005, pursuant to the terms of a Preferred Stock Purchase Agreement with Barron, we issued to Barron common stock purchase warrants to purchase a total of 7,218 shares of our common stock (“Barron warrants”).

Barron warrant exercises may be accomplished in one or a series of transactions, subject to a 4.9% beneficial ownership restriction. The terms and conditions of the Barron warrants are identical except with respect to the exercise price.

The Barron warrants may be exercised on a cashless basis. In such event, the Company would receive no proceeds from their exercise. So long as the Company maintains an effective registration statement for the shares underlying the Barron warrants, a Barron warrant holder is prohibited from utilizing a cashless exercise. The Company’s registration statement was declared effective on February 14, 2006 and an updating amendment was declared effective on May 12, 2009.

On May 13, 2009, pursuant to the terms of a Consulting Agreement with DC Consulting, LLC whereby DC Consulting will provide investor relations services, we issued to DC Consulting common stock purchase warrants to purchase a total of 300 shares of our common stock. Under the agreement, if at any time prior to their stated expiration date (noted below) the market price for the Company’s common stock equals or exceeds the warrant exercise price for a period of 30 days, and the warrants are not exercised, they expire. Also, unlike the Barron warrants, there is no allowance for an exercise on a cashless basis.

Activity related to the common stock purchase warrants for the three and six month periods ended June 30, 2009 and outstanding balances are as follows:

Common Stock Purchase Warrants

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Exercise Price	$1.3972	$0.70	$2.0958	$0.85	$0.70	$1.00	$1.20
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010	6/1/2011	6/1/2011	6/1/2011
Warrant related activity for the three months ended June 30, 2009
	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at March 31, 2008	2,000	555	2,000	1,609	—	—	—
Issued – three months ended June 30, 2009	—	—	—	—	100	100	100
Exercised – three months ended June 30, 2009	—	—	—	—	—	—	—

Outstanding at June 30, 2009	2,000	555	2,000	1,609	100	100	100

Warrant related activity for the six months ended June 30, 2009
	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2008	2,000	555	2,000	1,609	—	—	—
Issued – six months ended June 30, 2009	—	—	—	—	100	100	100
Exercised – six months ended June 30, 2009	—	—	—	—	—	—	—

Outstanding at June 30, 2009	2,000	555	2,000	1,609	100	100	100

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

NOTE 7 – COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At June 30, 2009, future minimum lease payments under non-cancelable leases were:

2009	$499
2010	979
2011	682
2012	72

Total	$2,232

Rent expense for the three months ended June 30, 2009 and 2008 was $105 and $83, respectively. The rent expense for the six months ended June 30, 2009 and 2008 was $213 and $127, respectively.

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

On June 20, 2007, the Company and Chuck Yeager Real Estate amended the operating lease agreement, originally entered into on November 30, 2005, to include an additional 12,544 square feet of warehouse space. The lease of the additional warehouse space was the result of carrying additional inventory and increased monthly rent by approximately $2. While the lease on the additional space was scheduled to expire on August 31, 2007, the Company extended the lease until December 31, 2007. On April 1, 2008 the Company terminated the lease of this additional warehouse space, and entered into a one year lease with Edge Developments, LLC for 18,000 square feet of warehouse space located at 903B East Main Street, Easley, SC. The terms of this lease require monthly payments of $4, which are included in the schedule above, and are scheduled to expire on March 31, 2010.

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

Executive Officer Employment Agreements

The Company entered into new, separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009, with terms similar to their prior agreements. The term of all the employment agreements is three years, expiring on February 28, 2012. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at June 30, 2009, excluding bonuses, is approximately $2,292.

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

There are no significant transactions between reportable segments. The total of Segment net sales and service revenue from all segments is equal to Net sales as reported in our Consolidated Statements of Operations. Sales and Cost of sales are included in each segment’s income (loss) as reported in our Consolidated Statements of Operations. Accordingly, the total of the segments’ Gross profit is equal to Gross profit in our Consolidated Statements of Operations. Operating expenses are allocated to segment income based on estimate of sales and administrative time spent on each segment. None of the income or loss items following Operating income (loss) in our Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by management. Certain non-recurring items (those items occurring for reasons which have not occurred in the prior 2 years and are not likely to reoccur in 2 years) and compliance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. Accordingly, the total of Segment income from all segments, less non-recurring and compliance items, if any, is equal to Operating income (loss) as reported in our Consolidated Statements of Operations.

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

The following tables summarize information about segment income for the three and six month periods ended June 30, 2009 and 2008; and assets allocated to segments as of June 30, 2009 and 2008.

	Software Applications	Technology Solutions	Total Company
Three months ended June 30, 2009:
Net sales and service revenue	$3,816	$9,957	$13,773
Gross profit	1,524	1,728	3,252
Segment income	122	637	(*	)
Segment assets	12,261	12,536	24,797

Three months ended June 30, 2008:
Net sales and service revenue	$3,807	$13,744	$17,551
Gross profit	1,684	2,943	4,627
Segment income	332	1,636	(*	)
Segment assets	10,929	13,612	24,541
* See reconciliation below

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2009:
Net sales and service revenue	$7,137	$15,513	$22,650
Gross profit	2,581	2,452	5,033
Segment (loss) income	(235)	205	(*	)
Segment assets	12,261	12,536	24,797

Six months ended June 30, 2008:
Net sales and service revenue	$6,864	$22,750	$29,614
Gross profit	3,063	4,588	7,651
Segment income	708	2,208	(*	)
Segment assets	10,929	13,612	24,541
* See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	June 30, 2009	June 30, 2008
Segment income:
Software applications segment	$122	$332
Technology solutions segment	637	1,636

TOTAL SEGMENT INCOME	759	1,968

Less: merger-related and compliance costs
Stock compensation – non-cash	(106)	(5)
Acquisition costs	(2)	(9)
Professional and legal compliance costs	(150)	(138)

OPERATING INCOME Per Consolidated Statement of Operations	$501	$1,816

	Six Months Ended
	June 30, 2009	June 30, 2008
Segment (loss) income:
Software applications segment	$(235)	$708
Technology solutions segment	205	2,208

TOTAL SEGMENT (LOSS) INCOME	(30)	2,916

Less: merger-related and compliance costs
Stock compensation – non-cash	(108)	(9)
Acquisition costs	(2)	(33)
Professional and legal compliance related costs	(245)	(234)

OPERATING (LOSS) INCOME Per Consolidated Statement of Operations	$(385)	$2,640

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

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology solutions segment when compared to the Software applications segment. Gross margins for the Software applications segment were 39.9% and 36.2% for the three and six month periods ended June 30, 2009, while margins for our Technology solutions segment were 17.4% and 15.8% for the same periods. Gross margins for the Software applications segment were 44.2% and 44.6% for the three and six month periods ended June 30, 2008, while margins for the Technology solutions segment were 21.4% and 20.2% for the same periods.

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

Also on August 18, 2008, we consummated the acquisition effective August 14, 2008 of substantially all the assets and business operations of Version3, Inc. (“Version3”). Version3 located in Columbia, South Carolina, was a developer, provider and consultant with respect to solutions that facilitate single sign-on, application access management and provisioning based on Microsoft’s Identity Lifecycle Management, and Microsoft SharePoint deployments. CSI was a reseller of Version3 solutions due to the application of the products to its education market segment

We are unable to predict the nature, size or timing of any acquisition. We can give no assurance that we will reach agreement or procure the financial resources necessary to fund any acquisition, or that we will be able to successfully integrate or improve returns as a result of any such acquisition. We continue to pursue and enter into preliminary discussions with various acquisition candidates. However, the Company has not entered into agreements or understandings for any acquisitions which management deems material.

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

As a result of the impact of the recession on our customers, in recent months we have seen a moderate increase in the amount of projects postponed or changed as a result of customer budget cuts. However, a potential indicator of ongoing business health — the value of quoting activity and incoming service orders received — in the third quarter has continued to show modest improvement over the recent past. Additionally, due to our acquisition activity we now have a greater geographic region and larger number of potential customers to sell into than at any point in our past history. Our financial results, including revenues and profitability, will hinge significantly on the mix between the actual impact from decreased customer budgets and our ability to acquire new accounts and increase penetration in existing accounts. In light of the current economic climate, we cannot predict what impact this change in mix, if any, will have on our financial results.

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

Due to the uncertainty created by the current economic environment, we took precautionary measures in the first quarter to control costs. We froze salaries and reduced our contribution to our 401(k) plan from a dollar for dollar match up to 3%, to a dollar for dollar match up to 1.5%. Our revenues continued to be significantly impacted negatively in the second quarter in comparison to the prior year, and, unlike we had hoped, saw no significant improvement from Stimulus spending. Accordingly, midway through the second quarter we reduced our labor force by approximately 10% to more closely align with adjusted revenue expectations in light of the economic climate coupled with potential continued delays in Stimulus spending. These reductions are estimated to reduce our expenses by about $300 per quarter on a (pre-tax) go forward basis. We may take further actions to reduce costs. These could include employee furloughs, deferral of replacements for personnel attrition, or if not otherwise avoidable, reducing headcount beyond attrition. While we plan to take such actions based on our monitoring of our ongoing results, we cannot predict those results or the timing, number of or dollar impact of cost reduction efforts we may take or the impact such efforts may have on our financial results. Additionally, if our performance is not impacted significantly by the economy and/or the potential benefits of the Recovery Act are significantly positive to our financial results, we may reinstate raises and increase our 401(k) contributions to prior levels. We may also consider reinstating and funding in future periods, those increases and contributions which were frozen, reduced or otherwise not paid in prior periods.

General Guidance (Forward-Looking Information)

The impact of the current economic conditions on our customers’ budgets have, we believe, resulted in an extension of our sales closing cycles. The unknowns related to the timing, issuance of and restrictions which may be placed on Stimulus funds, and uncertainty as to the amount each eligible customer may receive, have pushed out the decision making processes with regard to the funding of technology solutions and services. Due to the lack of knowledge as to what funds will be available for what projects and when, our customers’ ability to make determinations as to the allocation of their funds to projects, investing in opportunities for technology improvement and purchase decisions may be clouded in the short-term. As a result of the delays we believe are connected to these challenges to decision making with regard to technology funding and related purchase commitments, prior to the end of our first quarter of 2009, we previously disclosed our expectation that our top and bottom line performance for the first quarter of 2009 would be below the same quarter of the prior year and might more closely resemble the fourth quarter of 2008. In fact, these expectations became reality as reflected in our actual first quarter results reported in our first quarter Form 10-Q. In addition, we previously projected that the results for our second quarter of 2009 may also be below the prior year as we await the settlement of uncertainties surrounding the Stimulus and as we maintain our operations at a level capable of capitalizing on what we believe is significant potential for upside from the future spending of Stimulus funds. Again, such guidance for the second quarter proved accurate. However, we reported and did achieve a return to profitability in the second quarter of 2009. We have received no additional information since that time to change our outlook for and uncertainty as to the potential results for our third quarter, although we are hopeful for a better outcome than that of the second quarter following the additional cost control measures taken in the second quarter. Additionally, at this time we are unable to predict the impact of the economic downturn, the timing and impact of a recovery, if any, or the impact from Stimulus funding for the remainder of the year.

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

Sarbanes-Oxley Compliance

As a public company we are required to maintain internal controls and processes related to addressing risks which are inherent in financial reporting, in compliance with the Sarbanes-Oxley Act. These controls must also be executed consistently and reviewed and tested for effectiveness on a periodic basis. The implementation, monitoring, testing and remediation of internal controls are a complex and costly endeavor. In the second quarter of 2009 and in the third quarter, prior to the issuance of this report, we completed our review of our control environment and the testing necessary to assure that our controls for the closing cycle covering the financial reporting period ended June 30, 2009, were operating effectively. We concluded that our controls were effective.

We have incurred costs to implement, and will incur additional costs to support ongoing efforts to comply with, the Sarbanes-Oxley Act legislation. Our costs to support Sarbanes-Oxley are estimated to be under $500 per year, including both outsourced efforts and internal personnel costs, and our spending on capitalizable items specifically related to Sarbanes-Oxley is under $100 per year. Our actual costs have been in line with these estimates. Due to the ongoing changes in our business, our acquisition strategy and the increasing complexity of reporting requirements and regulations, we can give no assurances that our costs for continuing Sarbanes-Oxley compliance will not increase and our estimates change. Also, we cannot guarantee that we will not in the future identify internal control deficiencies, or that we will be able to remediate any such deficiencies in a timely fashion.

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

Maintaining Margins

In 2008, we experienced a significant increase in sales of infrastructure solutions including sales of IP Telephony solutions, as well as increased sales of engineering services related to those solutions. Both infrastructure and interactive whiteboard solutions have become subject to increased competition as more product manufacturers have recognized product potential and have entered these markets. Favorably, we did not see a decline in our margins from the Technology solutions segment in 2008. Our technology margins improved to 16.2% in 2008 from 15.6% in 2007, primarily from an improvement in product mix. In the first six months of 2009, the margins declined to 15.8% from 20.2% for the first six months of 2008 due to unfavorable changes in product mix. In order to maintain and improve our margins, we need to continue to search for new and innovative, and initially higher margin, products to augment those that become mature, or we need to increase our revenues or our personnel utilization to achieve greater economies of scale. We also intend to continue our focus on existing higher margin areas such as engineering services and sales of software solutions and related services. While we cannot predict success in achieving these goals, as opportunities arise we take actions to maintain and improve our margins. These include expanding our geographic reach, increasing the size of and reorganizing our sales force to focus on more products backed by product specialists, increasing telemarketing efforts, improving our sales tools, and identifying additional product and service areas. We are focused on increasing margins, but ultimately we are looking to increase profits by leveraging existing and an increasing number of customer relationships by taking advantage of cross-sell opportunities with a variety of products and services. We will work to focus primarily on those customers for whom we can provide ongoing support and higher margin integration and other engineering services.

Additionally in 2008, a considerable percentage of the significant increase in sales of interactive whiteboard solutions related to a select number of large projects, initiated by school districts, involving their implementation of the new technology. Due to the size and nature of these projects, we were able to achieve certain economies of scale that resulted in substantially improved margins and increased gross profits. The challenge in 2009 and future periods will be to secure similar large opportunities or a greater number of smaller implementations. We have therefore developed a strategy focused on both large opportunities and a greater number of smaller opportunities. This strategy includes focusing certain members of our sales team’s efforts specifically on the interactive whiteboard solution product line in an effort to increase market penetration and continue the growth of interactive whiteboard sales. We are also making efforts to take advantage of opportunities which may arise to expand our geographic reach with this product line. Prior to 2008, we were authorized to sell interactive whiteboard products by our partner on an exclusive basis in two states, South Carolina and North Carolina. In early 2008, we entered into an affiliate relationship with another vendor whereby we would participate in the opportunity to sell these solutions in certain counties within the state of Alabama. In early 2009 this was changed to be a direct relationship, functioning the same as our relationship in South and North Carolina.

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

Forward-Looking and Cautionary Statements

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our unaudited consolidated financial statements as of and for the period ended June 30, 2009 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

Disclosure Regarding Segments

The Company reports its operations under two operating segments: the Software applications segment and the Technology solutions segment. See “A. Introduction – Products and Services” and “ – Organization” for more detailed discussions regarding our segments.

Revenue Recognition

Software License Revenues

Software revenues consist principally of fees for licenses of our internally developed software products, services, and training. We recognize all software revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, and Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 5 to our unaudited financial statements for the period ended June 30, 2009 and under “—G. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

E. Recent Accounting Pronouncements

Recent accounting pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company does not expect the adoption of SFAS No. 168 to have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact the Codification will have on its consolidated financial statements, and plans to be in full compliance with the Codification by the effective date of September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS No. 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009. The Company is not currently involved with any variable interest entities, and thus does not expect SFAS No. 167 to have a material effect on the preparation of its financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective for transfers of financial assets in annual reporting periods beginning after November 15, 2009. The Company does not expect an impact from the adoption of SFAS No. 166 on its financial statements as it has not participated in transactions governed by SFAS No. 166.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes the standards for accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and has been adopted by the Company for the current reporting period with no material impact on the preparation of its financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction. Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly. Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable. Applies to all fair value measurements when appropriate. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and has been adopted by the Company for the current reporting period with no material impact on the preparation of its financial statements.

In April 2009, The FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP (1) changes existing guidance for determining whether an impairment is other than temporary to debt securities. (2) Replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. (3) Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired. (4) Requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses. (5) Requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. And (5) When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, and has been adopted by the Company for the current reporting period with no material impact on the preparation of its financial statements.

In April 2009, The FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, and has been adopted by the Company for the current reporting period with no material impact on the preparation of its financial statements.

In April 2009, The FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends the guidance in FASB Statement No. 141 (Revised December 2007), Business Combinations, to (1) Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies , and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss . Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141R, and carry forward without significant revision the guidance in FASB Statement No. 141, Business Combinations. (2) Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement 5 and that those disclosures be included in the business combination footnote. (3) Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (i.e., January 1, 2009 for a calendar year-end company). and has been adopted by the Company for the current reporting period with no material impact on the preparation of its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

F. Financial Performance

All numbers stated in thousands, except per share data and where specifically noted in millions.

Overview

Our revenues decreased $3.8 million or 22% to $13.8 million for the second quarter of 2009 compared to the same period of the prior year. The revenue decrease was due to a slight increase in software revenues, an increase of $9 or 0.2%, being offset by a $3.8 million or 28% decline in technology revenues. The improvement in software revenues was due primarily to increases in services and support and increased revenues from the acquisition of Version3, offset by a decrease in new software product sales, primarily fund accounting licenses and related third-party product sales. We continued to experience success with our fund accounting solutions; however, the improvement continued to be with a greater number of transactions in the local government market space offset by an apparent decline in K-12 education systems spending, which generally drives larger dollar activity. The 28% decrease in technology revenues was due primarily to a decrease in interactive whiteboard and infrastructure solutions, also driven by reductions in education spending and most other hardware categories. These decreases were partially offset by increases in service and support agreements. Increases in spending from the education market space from Stimulus funds has yet to materialize in our market with any significance (as discussed previously under “Current Challenges and Opportunities”). Revenues for the six month period ended June 30, 2009 of $22.6 million decreased $7.0 million or 24% compared with the same period of the prior year. The decrease was due to a decrease in technology revenues of 32% partially offset by an increase in software revenues of 4% over the same period of the prior year. The changes in software and technology revenues were driven by changes in the same categories for the six months discussed above as for the last three months.

Gross profit for the second quarter of 2009 decreased $1.4 million, or 30%, to $3.3 million compared to the same period of the prior year. The decline was due primarily to a decline in margins in the software segment and a decline in volume and margins in the technology segment. The 10% decline in the software segment gross profit and margin (from 44% in the prior year to 40% in the current year) was driven primarily from less new product sales and the impact of the acquisition of the Version3 operations, which historically have generated lower margins than the remaining software business. Also contributing to the decline in software gross profit were increased amortization in connection with the write-up of products acquired in the Version3 acquisition to their fair market values, and reductions in the amount of development costs capitalized, with more labor efforts expended by developers to address quality assurance areas with an increasing number of installations of our Microsoft .Net and SQL version of our financial accounting software. The decline in technology segments sales volume coupled with a significant portion of personnel costs being fixed resulted in a 41% decline in profit and a decline in margins (from 21% in the prior year to 17% in the current year) for that segment. Gross profit for the six month period ended June 30, 2009 decreased $2.6 million, or 34%, to 5.0 million. The decline was due primarily to a 47% decline in gross profit for the technology segment coupled with a 16% decrease in the software segment. The decline in technology segments revenues coupled with a significant portion of personnel costs being fixed and the addition of acquired businesses with traditionally lower margins and increased amortization, and lower new and third-party product sales in the software segment, resulted in declining profit and margins.

Operating income for the second quarter of 2009 decreased $1.3 million, or 72%, to $0.5 million compared to the same period of the prior year. The decrease came from the decline in gross profit of $1.4 million, partially offset by a decline in operating expenses of $0.1 million related primarily due to a corporate wide bonus being accrued in the prior year but none being accrued in the second quarter of the current year in light of the challenging economy and its impact on our profitability compared to the prior year. Operating income for the first six months of 2009 decreased $3.0 million, or 115%, to an operating loss of $0.3 million compared to the same period of the prior year. As in the last three months, the decline for the six months was driven primarily by the decrease in gross profit and margins. Increased research and development in the Version3 acquired operations, and selling and marketing costs added to the decline in operating income.

While we experienced declines in revenues and operating profits in the first quarter, we expected a return to profitability in the second quarter, which we achieved. However, as we entered the second quarter we were hopeful for a stronger improvement in the second quarter from the potential of Stimulus funds available to our client base. In addition, the first quarter and fourth quarters of the year are typically our lowest quarters. Midway into the second quarter, through our analysis of opportunity and incoming order volumes and continued communication with customers, it became apparent that Stimulus funds would not be tapped into and utilized for purchases of our products and services as soon as expected. And with a high level of fixed costs related to personnel, we took action to reduce our personnel across all areas of our business to reduce fixed costs and improve profitability. No significant impact of this reduction was realized in the second quarter due to incurring termination costs in connection with the reduction that offset the savings which would have been otherwise realized for the remainder of that quarter. The reduction represented approximately 10% of personnel, those determined to be non-essential under the conditions of slower than anticipated Stimulus activity, and is expected to impact our operating results through cost reductions of approximately $1 million annually on a go forward basis. This action and others that may be taken were discussed in more detail previously under “Current Challenges and Opportunities.”

Consolidated Results of Operations for the Three Months Ended June 30, 2009 and 2008

	Three Months Ended
	June 30, 2009	June 30, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$13,773	$17,551	$(3,778)
GROSS PROFIT	3,252	4,627	(1,375)
OPERATING INCOME	501	1,816	(1,315)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(3,778)
Cost of sales excluding depreciation, amortization, and capitalization			2,454
Depreciation and amortization			(62)
Capitalization of software costs			11

			(1,375)

Operating Expenses:
Research and development costs			(76)
Selling costs			(68)
Marketing costs			18
Professional and legal compliance costs			(12)
Stock based compensation			(101)
Acquisition expenses			7
Depreciation and amortization			(37)
Other general and administrative expenses			329

			$(1,315)

Revenues

Total revenues in the second quarter of 2009 decreased $3.8 million or 22% in comparison with the second quarter of 2008 to $13.8 million. Of this decrease, virtually all $3.8 million was due to a decline in technology revenues, offset only slightly by a nominal improvement in software revenues ($9 or 0.2%). The improvement in software revenues was due primarily to increases in services and support and increased revenues from the acquisition of Version3 ($0.4 million), partially offset by a decrease in new software product sales, primarily fund accounting licenses ($0.2 million) and related third-party product sales ($0.3 million.) The 28% decrease in technology revenues was due primarily to a decrease in interactive whiteboard and infrastructure solutions partially offset by recurring service and support agreements.

Gross Profit

Gross profit for the second quarter of 2009 decreased $1.4 million or 30% in comparison with the second quarter of 2008, to $3.3 million. Of this decrease, $1.2 million was due to a decline in technology gross profit, with the remaining $0.2 million decrease from a decline in software gross profit. The decrease was due to a decline in the certain volumes and margins in both the technology and software segments. The decline in new software sales volume in the software segment and a decline in solutions sales and related installation revenues coupled with a significant portion of personnel costs being fixed in the technology segment, resulted in declining profit and margins. The decline in margin in the software segment was impacted by the lower continuing product sales coupled with the Version3 acquisition which has historically maintained margins lower than that of our ongoing operations. Increased amortization in connection with the write-up of products acquired in the Version3 acquisition to their fair market values, and reductions in the amount of development costs capitalized, with more labor efforts expended by developers to address quality assurance areas with an increasing number of installations of our Microsoft .Net and SQL version of our financial accounting software, also contributed to the decline in margin, and gross profit.

Operating Expenses

Operating expenses for the second quarter decreased approximately $0.1 million, or 2%, compared to the second quarter of 2008. The above table analyzes the major items that account for this decrease. The decrease was primarily a result having accrued an estimated corporate-wide bonus in 2008, with none being anticipated or accrued in 2009 in light of the challenging economy and its impact on our current year profitability. Reduced marketing and acquisition expenditures also contributed to the decrease. These decreases were partially offset by increased research and development, selling, depreciation and amortization, and professional and legal compliance costs as a result of acquisition and expansion efforts, and increased stock-based compensation expense related to an extension of investor relations efforts with a new support group. The $1.4 million decrease in gross profit, net of the $0.1 million improvement in operating expenses resulted in a decrease in operating income of $1.3 million or 72% compared to the prior year’s second quarter to $0.5 million, driven by the slow rate of improvement in spending from the education market space in the second quarter compared to our first quarter and its impact on our revenues.

Segment Information

CSI is organized into the two segments: Software applications and Technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	June 30, 2009	June 30, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,816	$3,807	$9
GROSS PROFIT	1,524	1,684	(160)
OPERATING INCOME	122	332	(210)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$9
Cost of sales excluding depreciation, amortization, and capitalization			(115)
Depreciation and amortization			(65)
Capitalization of software costs			11

			(160)

Operating Expenses:
Research and development costs			(76)
Selling costs			(71)
Marketing costs			(10)
Depreciation and amortization			(44)
Other general and administrative expenses			151

			$(210)

Software revenues remained relatively flat, increasing by $9, or 0.2% in comparison with the second quarter of 2008. The improvement in software revenues was due primarily to increases in services and support and increased revenues from the acquisition of Version3 ($0.4 million), offset by a decrease in new software product sales, primarily fund accounting licenses ($0.2 million) and related third-party product sales ($0.3 million).

Software cost of sales increased $0.2 million, or 8.0% in comparison with the second quarter of 2008. The increase in cost of sales came primarily from the addition of the Version3 operations. Increased amortization expense and increased salaries, wages and benefits related to the support for the .Net Microsoft SQL (application programming language and database) conversion effort, and for increased installation and training efforts, and amortization of developed software assets purchased in the acquisitions also contributed to the increase in cost of sales. The gross margin for the second quarter of 2009 was 40.4% compared to 44.2% in the second quarter of 2008. The decrease in the margin was due to lower new software sales from ongoing operations coupled with the increased expenses noted above and the addition of the prior year’s acquisitions with historically lower margins than our ongoing operations.

Software operating expenses for the segment were relatively flat, increasing by $50, or 4% in comparison with the second quarter of 2008. Increases in research and development, selling and marketing costs were driven primarily by the addition of the acquired Version3 operations. These increases were partially offset by a reduction in corporate wide bonuses (for reasons previously discussed). The segment experienced a decrease in segment operating income of $0.2 million, or 63% in comparison to the second quarter of 2008, driven by the reduction in gross profits from decreased margins from the impact of the acquired Version3 business with traditionally lower margins, increased costs associated with increased amortization of acquisition write-ups to fair value and increased support efforts with more installs of the latest version of our fund accounting product.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	June 30, 2009	June 30, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$9,957	$13,744	$(3,787)
GROSS PROFIT	1,728	2,943	(1,215)
OPERATING INCOME	637	1,636	(999)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(3,787)
Cost of sales excluding depreciation, amortization, and capitalization			2,569
Depreciation and amortization			3

			(1,215)

Operating Expenses:
Selling costs			3
Marketing costs			30
Depreciation and amortization			7
Other general and administrative expenses			176

			$(999)

Technology revenues decreased $3.8 million, or 28% in comparison to the second quarter of 2008. The 28% decrease in technology revenues was due primarily to a decrease in interactive whiteboard and infrastructure solutions, also driven by reductions in education spending and most other hardware categories. These decreases were partially offset by increases in service and support agreements.

Technology cost of sales decreased $2.6 million, or 24% in comparison to the second quarter of 2008. The decrease in technology cost of sales accompanied the decrease in technology revenues for the related products. However, insufficient revenues to improve the ratio to fixed costs and unfavorable changes in product mix reduced the margins from 21.4% in the prior year’s second quarter to 17.4% in the second quarter of 2009, resulting in a larger percentage reduction in gross profit (41%) than that of sales (28%).

Technology operating expenses decreased $0.2 million, or 16.6% in comparison to the second quarter of 2008, primarily from the impact of reduced corporate-wide bonuses on the segment. Reduced selling, marketing and depreciation and amortization costs added to the decrease in operating expenses. As a result of the lower gross profit, partially offset by the reduction in operating expenses, the segment experienced a decrease in segment operating income of $1.0 million, or 61.0% in comparison to the second quarter of 2008.

The following tables summarize information about segment profit and loss for the quarters ended June 30, 2009 and 2008.

	Software Applications	Technology Solutions	Total Company
Three months ended June 30, 2009:
Net sales and service revenue	$3,816	$9,957	$13,773
Gross profit	1,524	1,728	3,252
Segment income	122	637	(*	)
Segment assets	12,261	12,536	24,797

Three months ended June 30, 2008:
Net sales and service revenue	$3,807	$13,744	$17,551
Gross profit	1,684	2,943	4,627
Segment income	332	1,636	(*	)
Segment assets	10,929	13,612	24,541

* See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	June 30, 2009	June 30, 2008
Segment income:
Software applications segment	$122	$332
Technology solutions segment	637	1,636

TOTAL SEGMENT INCOME	759	1,968

Less: merger-related and compliance costs
Stock compensation – non-cash	(106)	(5)
Acquisition costs	(2)	(9)
Professional and legal compliance costs	(150)	(138)

OPERATING INCOME Per Consolidated Statement of Operations	$501	$1,816

Interest and Other Income and Expenses

Interest expense decreased in the second quarter of 2009 by $37, or 28.2%, compared to the second quarter of 2008. The decrease was primarily due to a more favorable interest rate on borrowings in 2009, than in the previous year, along with a lower average outstanding amount of interest bearing debt compared to the second quarter of the prior year, including lower debt outstanding following the sale of the Mobile, Alabama building (in connection with a move to a larger, leased facility) and lower outstanding balances on our line of credit facility.

Income Taxes

Income taxes decreased by $0.5 million or 13.2%, in the second quarter of 2009 compared to the second quarter of 2008. The decrease was due primarily to the decrease in pre-tax income from reduced operating income, and due to an unfavorable change in the effective tax rate from increased non-deductible items such as travel and mobile as a percent of operating income, when compared to the prior year.

Net Income and Earnings per Share

Net income decreased in the second quarter of 2009 by $0.8 million, or 79%, compared to the second quarter of 2008. The decrease was primarily due to the decrease in gross profit from both segments combined with the increased operating expenses in the software segment, and partially offset by the decrease in operating expenses of the technology segment.

Basic earnings per share decreased from $0.21 in the second quarter of 2008 to $0.03 in the second quarter of 2009. The decrease was primarily due to the decrease in net income combined with the increase in the number of basic shares following the issuance of common stock for acquisitions in 2008. Diluted earnings per share decreased from $0.08 in the second quarter of 2008 to $0.02 in the second quarter of 2009. The decrease was primarily due to the decrease in net income combined with the increase in the number of basic shares following the issuance of common stock for acquisitions in 2008, and partially offset by the decrease in preferred shares in combination with the decrease in the warrants and employee stock options resulting from the application of the treasury stock method.

Consolidated Results of Operations for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30, 2009	June 30, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$22,650	$29,614	$(6,964)
GROSS PROFIT	5,033	7,651	(2,618)
OPERATING (LOSS) INCOME	(385)	2,640	(3,025)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(6,964)
Cost of sales excluding depreciation, amortization, and capitalization			4,521
Depreciation and amortization			(137)
Capitalization of software costs			(38)

			(2,618)
Operating Expenses:
Research and development costs			(167)
Selling costs			(440)
Marketing costs			(98)
Professional and legal compliance costs			(11)
Stock based compensation			(99)
Acquisition expenses			31
Depreciation and amortization			(95)
Other general and administrative expenses			472

			$(3,025)

Revenues

Total revenues for the first six months of 2009 decreased by approximately $7.0 million, or 24%, in comparison to the first six months of 2008 to approximately $22.7 million. The decrease was due primarily to a decrease in total technology revenues of $7.2 million from decreased hardware sales, primarily interactive classroom and infrastructure solutions and related services partially offset by increases in recurring services and support agreements. The net decrease in technology revenues was partially offset by an increase in total software sales of $0.3 million over the prior year, primarily from increased services, recurring support revenues and increased revenues from acquisitions ($0.8 million). The net increase in software revenues was partially offset by a decrease in new product sales, primarily fund accounting licenses ($0.4 million) and related third-party product sales ($0.6 million).

Gross Profit

Gross profit for the first six months of 2009 decreased approximately $2.6 million, or 34%, in comparison to the first six months of 2008 to approximately $5.0 million. The decrease was primarily due to the decrease in revenues, combined with an increase of 20% in the cost of sales of the software segment, partially offset by a decrease of 28% in technology cost of sales. The decrease in cost of sales followed the decrease in overall revenues. However, it was not sufficient to match the percent decline in revenues, resulting in the larger percent reduction in gross profit and a decline in margins. The gross margin for the first six months of 2009 was 22.2% compared to 25.8% in the first six months of 2008. The decline in new software sales volume in the software segment and a decline in solutions sales and related installation revenues coupled with a significant portion of personnel costs being fixed in the technology segment, resulted in declining profit and margins. The decline in margin in the software segment was impacted by: lower continuing product sales revenues coupled with the impact of the ICS and Version3 acquisitions which have historically maintained margins lower than that of our ongoing operations,; increased amortization in connection with the write-up of products acquired in the acquisitions to their fair market values; and reductions in the amount of development costs capitalized, with more labor efforts expended by developers to address quality assurance areas with an increasing number of installations of our Microsoft ..Net and SQL version of our financial accounting software.

Operating Expenses

Operating expenses for the first six months of 2009 increased approximately $0.4 million, or 8%, in comparison to the first six months of 2008. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in increased selling and marketing costs related to the expansion into acquired regions, increased research and development and depreciation and amortization expenses in connection with acquired operations, and increased stock based compensation in connection with investor relations efforts renewed with the engagement of a new firm. These increases and a modest increase in compliance related costs were partially offset by a decrease in other expenses from the lack of a corporate-wide bonus accrual in the current year, compared to an accrued bonus with a more profitable performance in the first half of the prior year. The lower gross profit coupled with increased operating expenses resulted in a $3.0 million or 115% reduction in operating income to an operating loss of $0.4 million compared to that of the prior year.

Segment information

CSI is organized into the two segments: Software applications and Technology solutions.

Software applications segment

	Six Months Ended
	June 30, 2009	June 30, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$7,137	$6,864	$273
GROSS PROFIT	2,581	3,063	(482)
OPERATING (LOSS) INCOME	(235)	708	(943)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$273
Cost of sales excluding depreciation, amortization, and capitalization			(574)
Depreciation and amortization			(143)
Capitalization of software costs			(38)

			(482)
Operating Expenses:
Research and development costs			(167)
Selling costs			(282)
Marketing costs			(78)
Depreciation and amortization			(105)
Other general and administrative expenses			171

			$(943)

Software revenues improved by $0.3 million, or 4%, compared to the first six months of 2008 to $7.1 million. The improvement in software revenues was due primarily to increases in services and support and increased revenues from acquisitions ($0.8 million), partially offset by a decrease in new product sales, primarily fund accounting licenses ($0.4 million) and related third-party product sales ($0.6 million)

Gross profit declined by $0.5 million, or 16%, compared to the first six months of 2008 to $2.6 million. The decline in gross profit was due to the lower ongoing product sales, partially offset by acquired product revenues coupled with a decline in margin from increased costs. The decline in margin was driven by the acquired operations having historical margins lower than that of the ongoing operations, increased amortization in connection with the write-up of products acquired in the acquisitions to their fair market values, and reductions in the amount of development costs capitalized, with more labor efforts expended by developers to address quality assurance areas with an increasing number of installations of our Microsoft .Net and SQL version of our financial accounting software. The gross margin for the first six months of 2009 was 36.2% compared to 44.6% for the first six months of 2008.

Operating expenses for the first six months increased by approximately $0.5 million, or 20%, compared to the first six months of 2008. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in selling, research and development, marketing and depreciation and amortization expenses driven by the impact of acquisitions. These increases were partially offset by the lack of a corporate-wide bonus accrual in the current year compared to an accrual being recorded in the prior year. The lower gross profit coupled with increased operating expenses resulted in a $0.9 million or 133% reduction in operating income to an operating loss of $0.2 million.

Technology solutions segment

	Six Months Ended
	June 30, 2009	June 30, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$15,513	$22,750	$(7,237)
GROSS PROFIT	2,452	4,588	(2,136)
OPERATING INCOME	205	2,208	(2,003)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(7,237)
Cost of sales excluding depreciation, amortization, and capitalization			5,095
Depreciation and amortization			6

			(2,136)
Operating Expenses:
Selling costs			(158)
Marketing costs			(20)
Depreciation and amortization			10
Other general and administrative expenses			301

			$(2,003)

Hardware revenues for the first six months of 2009 declined approximately $7.2 million, or 32%, compared to the first six months of 2008 to $15.5 million. The decrease in hardware sales was attributed primarily to a decrease in interactive whiteboard and infrastructure solutions sales, partially offset by an increase in infrastructure services and support.

Gross profit for the first six months of 2009 declined approximately $2.1 million, or 47%, compared to the first six months of 2008 to $2.5 million. The decline was impacted by both the decreased sales volume and also reduced margins. The gross margin for the first six months of 2009 was 15.8% compared to 20.2% for the first six months of 2008, due to unfavorable changes in product mix and insufficient revenues to improve the ratio to fixed costs.

Operating expenses for the first six months decreased by approximately $0.1 million, or 5.6%, compared to the first six months of 2008. The above table analyzes the major items that account for this decrease. The majority of the decrease is reflected in other general and administrative expenses from the lack of a corporate-wide bonus accrual in the current year compared to an accrual being recorded in the prior year. Depreciation and amortization also decreased with lower capital investment in the technology segment. These decreases were partially offset by increased selling and marketing costs toward expansion of technology solutions into the territories added with the acquisition of software operations.

The following tables summarize information about segment profit and loss for the six months ended June 30, 2009 and 2008 and assets allocated to segments as of June 30, 2009 and 2008.

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2009:
Net sales and service revenue	$7,137	$15,513	$22,650
Gross profit	2,581	2,452	5,033
Segment (loss) income	(235)	205	(	*)
Segment assets	12,261	12,536	24,797

Six months ended June 30, 2008:
Net sales and service revenue	$6,864	$22,750	$29,614
Gross profit	3,063	4,588	7,651
Segment income	708	2,208	(	*)
Segment assets	10,929	13,612	24,541

* See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Six Months Ended
	June 30, 2009	June 30, 2008
Segment (loss) income:
Software applications segment	$(235)	$708
Technology solutions segment	206	2,208

TOTAL SEGMENT (LOSS) INCOME	(30)	2,916

Less: merger-related and compliance costs
Stock compensation – non-cash	(108)	(9)
Acquisition costs	(2)	(33)
Professional and legal compliance costs	(245)	(234)

OPERATING (LOSS) INCOME Per Consolidated Statement of Operations	$(385)	$2,640

Interest and Other Income and Expenses

Interest expense decreased in the first six months of 2009 compared to the first six months of 2008 by $56, or 21%, due to an improved interest rate environment in the finance markets.

Income Taxes

Income taxes declined for the first six months of 2009 by approximately $1.1 million, or 117.2%, compared to the first six months of 2008. The decrease was due primarily to the decrease in pre-tax income from reduced operating income, and due to an unfavorable change in the effective tax rate from increased non-deductible items such as travel and mobile as a percent of pre-tax income, when compared to the prior year.

Net Income and Earnings per Share

The Company reported a net loss in the first six months of 2009 of approximately $0.4 million, a decrease of approximately $1.9 million, or 130%, compared to the first six months of 2008, driven by the reduction in operating income.

Basic earnings per share declined from $0.30 for the first six months of 2008 to a basic loss per share of $0.07 for the first six months of 2009. The decrease was primarily due to the decrease in net income partially offset by the impact of an increase in the number of basic shares following the issuance of common stock for acquisitions in 2008. Diluted earnings per share decreased from $0.12 for the first six months of 2008 to a diluted loss per share of $0.07 in the second quarter of 2009. The decrease was primarily due to the decrease in net income and the exclusion of potential common shares in the 2009 calculation since, due to the net loss, the inclusion would have been anti-dilutive, partially offset by the increase in the number of basic shares following the issuance of common stock for acquisitions in 2008.

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

Events Impacting Liquidity and Capital Resources

Acquisitions

On March 31, 2008, CSI consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS. The total purchase price was $1,370 million in cash offset by $50 of liabilities, and the issuance by the Company of 209 shares of the Company’s common stock. The cash portion of the purchase price was paid at closing with a draw on our line of credit facility.

Effective August 14, 2008, we acquired substantially all the assets and business operations of Version3. The total purchase price was $0.2 million in cash and the issuance of 2.2 million shares of the Company’s common stock, and we assumed $88 of liabilities of Version3. The cash portion of the purchase prices were paid at closing with a draw on our line of credit facility.

Our utilization of draws under our bank revolver to fund the cash portion of the purchase price of the acquisitions has reduced our availability under the facility. Increased working capital requirements as a result of anticipated sales growth could put pressure on the adequacy of our bank revolving credit facility. Accordingly, we continue to evaluate other funding options, as discussed below under “—Credit Arrangements—Future Capital Needs.”

Cash Flows

For the six months ended June 30, 2009 and 2008 the Company had no significant increase in cash and cash equivalents with no significant cash on hand. Since the time of the reverse merger in 2005 the Company has operated in most periods without cash and in reliance on a revolving line of credit facility to fund its day to day working capital needs and acquisition activities.

Cash from Operating Activities

Cash provided by operating activities totaled approximately $3.9 million in the first six months of 2009 compared to cash used by operating activities of approximately $0.3 million in the first six months of 2008. The increase, $4.2 million, was due primarily to significant collection activity in the first six months of 2009 compared to that of 2008. Collections were slower at the end of 2008 due to slower collections on hardware from payments made following installations for more solutions sold as bundled projects, and increased work in connection with the E-Rate program of the Schools and Libraries Division of the Federal Government (which typically has a longer collection cycle). Accordingly the balance in receivables was much higher at the beginning of the current year than at the beginning of the prior year, resulting in significantly more collections in the first six months of 2009.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Decreases in the consolidated balance sheet line items for accounts receivable were a result of the increased collections since the year end. The increase in inventories was due to the increased commitment for interactive whiteboard products to take advantage of volume purchase discounts and with the increased business in this product line which occurs mid-year while schools are not in operation. Accounts payable increased due to receiving inventory for volume purchase discounts. Deferred revenue increased due to more billings for support agreements being deferred than at December 31, since a significant portion of agreements are billed with either a July 1 or January 1 start date and the timing of technology solutions funding mid-year with a greater number of projects in progress then.

Cash from Investing Activities

Cash used for investing activities totaled $0.7 million in the first six months of 2009 compared to $2.3 million in the first six months of 2008. The decrease of $1.6 million was due primarily to there being no payments for acquisitions in the first six months of 2009, compared to a payment on March 31, 2008 for the acquisition, effective April 1, 2008, of ICS. A decrease in property and equipment purchases and capitalization of software costs also contributed to the decrease. On the balance sheet, since year end 2008, property and equipment, capitalized software costs, and other intangible assets all declined from reduced investment in property and capitalized software and no increase in other intangible assets with no new acquisitions being offset by ongoing depreciation and amortization. Goodwill also remained flat with no acquisition activity.

Cash from Financing Activities

Cash used for financing activities totaled $3.2 million in the first six months of 2009 compared to cash provided of $2.5 million in the first six months of 2008. The increase in cash used of $5.7 million was due to the increased collections on receivables which were used to pay down our revolving loan facility.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Three and Six Month Periods Ended June 30, 2009 and 2008

EBITDA decreased 53% or $1.2 million to $1.1 million for the three months ended June 30, 2009 compared to EBITDA of $2.3 million reported for the same period in 2008. The decrease in EBITDA was primarily due to the decrease in net income over the prior year after adding back the related tax effects on the decreases in net income. Adjusted (financing) EBITDA for the quarter ended June 30, 2009 decreased by 48%, or $1.1 million, to $1.2 million compared to $2.3 million for the prior year for the same reason as the change in EBITDA and the change in stock-based compensation related to the engagement of a new investor relations firm.

EBITDA decreased 78% or $2.8 million to $0.8 million for the six months ended June 30, 2009 compared to EBITDA of $3.6 million reported for the same period in 2008. The decrease in EBITDA was primarily due to the decrease in net income over the prior year after adding back the related tax effects on the decreases in net income. Adjusted (financing) EBITDA for the six months ended June 30, 2009 also decreased by 75%, or $2.6 million, to $0.9 million compared to $3.6 million for the prior year for the same reason as the change in EBITDA and the change in stock-based compensation related to the engagement of a new investor relations firm.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Reconciliation of net income (loss) per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income (loss) per GAAP	$215	$1,011	$(435)	$1,439
Adjustments:
Income tax expense (benefit)	192	674	(161)	938
Interest expense, net	94	131	207	263
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	215	179	434	339
Amortization of software development costs	377	314	735	598

EBITDA	$1,093	$2,309	$780	$3,577

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	106	5	108	9

Adjusted (Financing) EBITDA	$1,199	$2,314	$888	$3,586

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

Our current credit facilities consist of:

•	$7.0 million revolving line of credit, of which $4.2 million was drawn and $2.8 million available at June 30, 2009, which bears interest at LIBOR plus 2.5% and matures June 30, 2010;

•	$1.0 million equipment note, of which approximately $0.8 million was outstanding at June 30, 2009, which bears interest at LIBOR plus 2.5%, and has a three year amortization maturing in November 2010;

•

$2.3 million in subordinated notes to Barron Partners LP (“Barron”) and the five founding shareholders, of which $1.8 million remained outstanding at June 30, 2009, which bear interest at 15% and mature August 30, 2009. In order to conserve capital and borrowing capacity, we refrained from repaying the $2.3 million in subordinated notes upon their initial maturity in May 2006. The note holders have cooperated with our deferral of repayment, which, along with details of subsequent payment activity, is discussed further below under “—Future Capital Needs—Subordinated Promissory Notes.”

Future Capital Needs

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	$2.8 million available to our operations at June 30, 2009, under our $7.0 million line of credit;

•	burden of professional and legal compliance costs;

•	the anticipated level of capital expenditures for 2009 of $721 ($185 expended through June 30, 2009);

•	software development costs of approximately $1.0 million;

•	our scheduled debt service;

•	continued cooperation as to the deferral of payment on our subordinated debt;

•	potential future acquisitions; and

•	potential capital inflow from warrant exercises and the possibility that warrant exercises and related proceeds may not be fully realized.

The above items are described in more detail below.

Credit Facilities. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, and in light of our growth and acquisition strategy, for the foreseeable future we will rely on a line of credit and borrowing facilities.

While we have drawn on our line significantly and paid it down from time to time, we cannot guarantee that cash flow from operations will be sufficient to repay our line of credit facility at the time it is due and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that our existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. We cannot guarantee that operations will generate sufficient results to meet leverage ratios to support necessary borrowings or procure new financing. Further, any failure to resolve our default under or otherwise repay or restructure the subordinated notes, or to maintain the cooperation of the holders of such notes, could negatively impact our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

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

Purchase Commitments. The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. In 2008 we had purchase order commitments to Promethean, one of our major suppliers, for interactive whiteboard inventory purchases of $12.3 million. We may receive and agree to, but have not yet formally committed to any amounts for 2009. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Burden of Professional and Legal Compliance Costs. For the year ended December 31, 2008, professional and legal compliance costs, excluding stock-based (non-cash) compensation, totaled $434. In the first six months of 2009 we spent $245. These related primarily to compliance costs of operating as a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should continue and could increase somewhat, particularly as the Company grows or acquires other businesses and as the Company prepares for its first audit of its internal controls for the fiscal year ended 2009. The Company will continue to incur expenses to test and monitor controls related to the Sarbanes-Oxley Act, and to maintain the registration of shares through 2009 as required by its commitment to Barron. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Management anticipates that some cost efficiencies may be realized as CSI gains experience as a reporting company and management seeks to manage compliance costs, and believes economies of scale will be achieved particularly with regard to these costs as the Company grows.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2009 will principally consist of $1.0 million for software development and $721 for capital expenditures. In the first six months of 2009 we capitalized approximately $38 of software development costs and $185 in capital expenditures. We plan to fund 2009 needs for these items through cash flow from operations, our line of credit or other financing options discussed above.

Subordinated Promissory Notes. At June 30, 2009, subordinated promissory notes payable to shareholders totaled approximately $1.8 million. Although we possessed adequate availability on the May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank revolving credit facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remained due and payable. We pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently we paid this and other interest due and no interest was in arrears as of June 30, 2009 or as of the date of this report.

On April 23, 2008, we and each of the holders of the subordinated notes entered into a letter agreement which extended the maturity date of such notes until March 31, 2009. Each note holder also waived existing and past payment defaults and the notes will continue to bear interest at the default rate of 15%. In exchange for the extension and waiver, we made principal payments on the subordinated notes totaling $300, paid pro-rata among the note holders. Again on May 13, 2009, similar to the action taken at April 23, 2008, we and each of the holders of the subordinated notes entered into an informal agreement to extend the notes until August 30, 2009. In exchange for the extensions, we made a principal payment on the subordinated notes totaling $200, paid pro-rata among the note holders. Under this agreement, the Company seeks to enter into a new and separate term loan facility, preferably with its existing bank, to fund the payout of Barron, and to negotiate to restructure the notes payable to the remaining holders.

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

Potential Capital Inflow from Warrants Exercise. A significant amount of cash and capital for the Company would be generated by the exercise by Barron of its common stock warrants (“Barron warrants”). The exercise of the remaining warrants with an exercise price of $0.70 would generate approximately $0.4 million. The exercise of our warrants priced at $0.85 would generate approximately $1.4 million. The exercise of our warrants priced at $1.3972 would generate approximately $2.8 million. The exercise of our warrants with a price of $2.0958 would generate approximately $4.2 million. We have also issued warrants for 300 shares to DC Consulting, an investor relations firm, each for the purchase of 100 shares at exercise prices of $0.70, $1.00 and $1.20, respectively. The exercise of these warrants (“DC Consulting warrants”) could generate approximately $0.3 million.

Pursuant to our May 13, 2009 agreement with the subordinated note holders, we are required to initially apply the proceeds from exercise of the warrants to repayment of the approximately $2.0 million principal of the notes. We may utilize proceeds in excess of that amount for working capital or expansion opportunities.

The exercise of the warrants is in the sole discretion of Barron and DC Consulting (collectively “the holders”), subject to in the case of the Barron warrants, restrictions in the preferred stock and the warrants agreements prohibiting Barron from beneficially holding greater than 4.9% of our outstanding common stock at any time. Although we presume any decision by the holders to further exercise the warrants or any portion would depend upon our stock price, results of operations and the long term outlook for the development of our business, among other things, we cannot predict if and when the holders may exercise the warrants. Accordingly, there can be no assurance that the holders will exercise additional warrants and that we will receive any resulting capital.

The Barron warrants may be exercised on a cashless basis, in which case the Company would receive no cash proceeds. However, Barron is prohibited from electing a cashless exercise so long as there is an effective registration statement with respect to the shares underlying the warrants. Accordingly, it will be important for us to maintain the effectiveness of the registration statement covering the warrant shares in order to assure the receipt of equity capital from the exercise of the warrants. Our registration statement was declared effective on February 14, 2006 and updating amendments were likewise declared effective on May 14, 2007, May 9, 2008, and May 12, 2009. Barron has not invoked the cashless exercise provision. The DC Consulting warrants contain no provision for a cashless exercise.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective as of June 30, 2009.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of stockholders was held on Thursday, May 7, 2009. The common stockholders voted for the election of five (5) directors to serve for terms of one (1) year each, expiring on the date of the 2010 Annual Meeting of stockholders or until their successors have been duly elected and qualified. The results of the voting in these elections are set forth below.

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Anthony H. Sobel	6,199,889	292,280	—
Shaya Phillips	6,199,889	292,280	—
Jeffrey A. Bryson	6,199,889	292,280	—
Nancy K. Hedrick	6,199,886	292,283	—
Thomas P. Clinton	6,199,886	292,283	—

The five directors elected above constituted the entire Board prior to the election. Therefore, there were no additional directors whose terms continued after the meeting.

Item 5. Other Information.

I.	Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Bank (USA) is a facility under which we may borrow, repay and then re-borrow. Advances and repayments occur daily under the credit facility, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through August 10, 2009. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through May 12, 2009, was previously disclosed in our Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.

Date	Loan Balance
May 13, 2009	$820
May 20, 2009	2,368
May 26, 2009	3,338
May 29, 2009	3,584
June 5, 2009	4,305
June 9, 2009	3,177
June 12, 2009	4,746
June 16, 2009	4,318
June 22, 2009	5,141
June 23, 2009	3,367
June 30, 2009	2,811
July 3, 2009	3,316
July 8, 2009	1,865
July 15, 2009	2,226
July 20, 2009	3,607
July 28, 2009	2,834
July 30, 2009	2,674
August 3, 2009	3,894
August 5, 2009	3,894
August 10, 2009	3,339

Item 6. Exhibits.

Exhibit Number	Description
10.1	Waiver Letter between the Company and RBC Bank (USA) dated May 12, 2009, relating to payments on, and amendments to, certain Subordinated Notes held by shareholders (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 15, 2009).

10.2	Extension of Subordinated Notes and Waiver dated May 12, 2009 between the Company, Barron Partners LP, Joe G. Black, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton, and William J. Buchanan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 15, 2009).

10.3	Consulting Agreement dated May 13, 2009 between the Company and DC Consulting, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 15, 2009).

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: August 12, 2009	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: August 12, 2009	By:	/s/ David B. Dechant
David B Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Waiver Letter between the Company and RBC Bank (USA) dated May 12, 2009, relating to payments on, and amendments to, certain Subordinated Notes held by shareholders (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 15, 2009).

10.2	Extension of Subordinated Notes and Waiver dated May 12, 2009 between the Company, Barron Partners LP, Joe G. Black, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton, and William J. Buchanan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 15, 2009).

10.3	Consulting Agreement dated May 13, 2009 between the Company and DC Consulting, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 15, 2009).

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*Filed herewith.