Form 10-Q
period 2009-09-30
Computer Software Innovations, Inc.
filed 2009-11-16
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2009
Common Stock, $0.001 par value per share	7,221,917 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUES
Software applications segment	$3,936	$3,256	$11,073	$10,120
Technology solutions segment	13,869	13,466	29,382	36,216

Net sales and service revenue	17,805	16,722	40,455	46,336

COST OF SALES
Software applications segment
Cost of sales, excluding depreciation, amortization and capitalization	1,991	1,805	6,216	5,456
Depreciation	30	29	88	81
Amortization of capitalized software costs	398	346	1,133	944
Capitalization of software costs	(240)	(240)	(702)	(740)

Total Software applications segment cost of sales	2,179	1,940	6,735	5,741

Technology solutions segment
Cost of sales, excluding depreciation	11,815	11,410	24,823	29,513
Depreciation	26	31	79	90

Total Technology solutions segment cost of sales	11,841	11,441	24,902	29,603

Total cost of sales	14,020	13,381	31,637	35,344

Gross profit	3,785	3,341	8,818	10,992

OPERATING EXPENSES
Research and development	85	—	252	—
Selling costs	1,164	1,140	3,608	3,144
Marketing costs	77	107	372	304
Stock based (non-employee wage) compensation	29	5	137	14
Acquisition costs	—	13	2	46
Professional and legal compliance costs	133	103	378	337
Depreciation and amortization	160	141	483	369
Other general and administrative expenses	793	967	2,627	3,273

Total operating expenses	2,441	2,476	7,859	7,487

Operating income	1,344	865	959	3,505

OTHER EXPENSE
Interest expense	95	144	302	407
Loss on disposal of property and equipment	—	4	4	4

Other expense	95	148	306	411

Income before income tax expense	1,249	717	653	3,094
INCOME TAX EXPENSE	519	269	358	1,207

NET INCOME	$730	$448	$295	$1,887

BASIC EARNINGS PER SHARE	$0.11	$0.08	$0.05	$0.37

DILUTED EARNINGS PER SHARE	$0.05	$0.03	$0.02	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	6,405	5,555	6,391	5,056

– Diluted	14,095	13,192	14,081	12,438

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	10,556	13,862
Inventories	2,886	1,552
Prepaid expenses	186	98
Income taxes receivable	—	223

Total current assets	13,628	15,735
PROPERTY AND EQUIPMENT, net	744	898
COMPUTER SOFTWARE COSTS, net	2,600	3,001
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	2,737	2,970

Total assets	$22,140	$25,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,355	$3,644
Deferred revenue	6,174	6,696
Deferred tax liability	406	421
Income taxes payable	143	—
Bank line of credit	2,708	—
Current portion of notes payable	469	447
Subordinated notes payable to shareholders	1,750	1,950

Total current liabilities	16,005	13,158

LONG-TERM DEFERRED TAX LIABILITY, net	111	329
NOTES PAYABLE, less current portion	152	515
BANK LINE OF CREDIT	—	5,634

Total liabilities	16,268	19,636

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,740 shares issued and outstanding	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,422 shares issued and outstanding	6	6
Additional paid-in capital	9,057	8,884
Accumulated deficit	(3,148)	(3,443)
Unearned stock compensation	(50)	(55)

Total shareholders’ equity	5,872	5,399

Total liabilities and shareholders’ equity	$22,140	$25,035

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2008	$6	$7	$8,884	$(3,443)	$(55)	$5,399
Issuance of stock options	—	—	51	—	(51)	—
Issuance of common stock	—	—	28	—	—	28
Issuance of warrants	—	—	94	—	—	94
Stock based compensation	—	—	—	—	56	56
Net income for the nine months ended September 30, 2009	—	—	—	295	—	295

Balances at September 30, 2009	$6	$7	$9,057	$(3,148)	$(50)	$5,872

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)	Nine Months Ended
	September 30, 2009	September 30, 2008
OPERATING ACTIVITIES
Net income	$295	$1,887
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	1,783	1,484
Stock compensation expense, net	178	69
Deferred income tax expense	(234)	(14)
Loss on disposal of fixed assets	4	4
Changes in deferred and accrued amounts
Accounts receivable	3,306	(6,316)
Inventories	(1,334)	(1,663)
Prepaid expenses	(88)	(72)
Accounts payable	711	2,368
Deferred revenue	(522)	(610)
Income taxes receivable/payable	366	62

Net cash provided by (used for) operating activities	4,465	(2,801)

INVESTING ACTIVITIES
Purchases of property and equipment	(234)	(493)
Capitalization of computer software	(732)	(862)
Investment in other intangible assets	(32)	—
Payment for acquisitions	—	(1,551)

Net cash used for investing activities	(998)	(2,906)

FINANCING ACTIVITIES
Net (repayments) borrowings under line of credit	(2,926)	6,217
Repayments of notes payable	(541)	(510)

Net cash (used for) provided by financing activities	(3,467)	5,707

Net change in cash and cash equivalents	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$395	$477
Income Taxes	$211	$1,159

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

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

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

The interim consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity and cash flows are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current presentation.

Recent accounting pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a statement establishing the FASB Accounting Standards Codification™ (“the ASC” or “the Codification”). Effective for interim and annual periods ended after September 15, 2009, the Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is not intended to change existing GAAP and as such did not have an impact on the consolidated financial statements of the Company. The Company has updated its references to reflect the Codification.

In June 2009, the FASB issued guidance which eliminates previous exceptions to rules requiring the consolidation of qualifying special-purpose entities (the “QSPE”), which will result in more entities being subject to consolidation assessments and reassessments. This guidance requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, additional disclosures are required about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement. The Company is currently evaluating the impact of the adoption of this guidance (which is required beginning in 2010) but does not anticipate it will have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require public companies to disclose the fair values of financial instruments in interim periods. The updated guidance is effective for interim and annual periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the updated guidance for the current reporting period with no material impact on the preparation of its financial statements.

In May 2009, the FASB issued guidance which establishes accounting and disclosure requirements for subsequent events. This guidance details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this guidance prospectively for the period ended June 30, 2009 with no material impact on the preparation of its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding, including common stock held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three and nine month periods ended September 30, 2009 and 2008, both prior to and after application of the treasury stock method.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,405	5,555	6,391	5,056
Common stock held in escrow	800	383	800	128
Preferred stock	6,740	6,860	6,740	6,860
Warrants	6,464	6,164	6,298	6,164
Options	465	389	440	382

Total Weighted Average Shares Outstanding	20,874	19,351	20,669	18,590

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,405	5,555	6,391	5,056
Common stock held in escrow	800	383	800	128
Preferred stock	6,740	6,860	6,740	6,860
Warrants	—	213	—	213
Options	150	181	150	181

Total Weighted Average Shares Outstanding –treasury stock method	14,095	13,192	14,081	12,438

The potential common shares, including common stock held in escrow, were used in the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2008.

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

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

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

In the purchase, we issued 2,153 shares of common stock, paid down a note of approximately $233, and received $89 for assumed liabilities for deferred revenue. Of the 2,153 shares issued, 800 shares were placed in escrow for release in the event Version3 achieves certain revenue and EBITDA (or Earnings (Net Income), Before Interest, Taxes, Depreciation and Amortization) targets over the next three years following the closing and subject to forfeiture if such targets are not achieved. The calculated purchase price, including share values based on the latest closing price on the date of acquisition, liabilities assumed and capitalized expenses aggregated approximately $1.5 million. If performance targets are reached the total value paid will include an addition $0.7 million related to the 800 shares held in escrow. The share amount was negotiated with a goal of eliminating dilution within the first year following the acquisition based on projected earnings performance before the impact of non-cash items (such as the amortization of values allocated to amortizable intangible assets) and also considered equalizing the basis for valuations of both CSI and Version3 using multiples of revenues and EBITDA for acquisition transactions occurring within the past 12 months based on third party data. In the fiscal years 2009, 2010 and 2011, upon the achievement of revenue targets of $2.5 million, $5.0 million and $7.0 million and EBITDA targets of $0.7 million, $1.5 million and $2.1 million, 300, 300, and 200 shares would be released from escrow, respectively.

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

NOTE 4 – STOCK-BASED COMPENSATION

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan. The Company accounts for stock based compensation using the fair value method prescribed in FASB ASC 718-10-10-2, which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of options granted.

In 2005, the Company assumed the stock based employee compensation plan of CSI – South Carolina as a result of the reverse merger. The Company granted options to purchase 70 shares of common stock in the first quarter of 2007, as a result of the McAleer acquisition which closed on January 2, 2007, and an additional 30 shares of common stock subsequently related to this acquisition. In November 2007, the Company granted options to purchase an additional 100 shares to key employees. In the first quarter of 2008 the Company granted options to purchase an additional 20 to other employees. In April 2009 the Company granted options to purchase an additional 50 shares to its Chief Executive Officer, (in lieu of a portion of a salary adjustment in connection with the renewal of her executive employment agreement. Commitments under executive agreements are discussed further under Executive Officer Employment Agreements in NOTE 7 – COMMITMENTS CONTINGENCIES, AND SUBSEQUENT EVENTS). The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model. For further information and discussion related to the weighted average assumptions used in the option pricing model please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

Assumptions used in calculation of fair value

	For the Nine Months Ended September 30,
	2009	2008
Expected term (in years)	7	7
Expected volatility	142%	123%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.5%	3.6%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	205	$0.12	November 1, 2012
Options granted in McAleer acquisition	100	$0.87	January 2, 2017
Options granted to key employees	100	$1.42	November 9, 2017
Options granted to other employees	10	$1.09	May 28, 2018
Options granted to key employees	50	$0.70	April 17, 2019

The following table summarizes option activity under the plans for the first nine months of 2009:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	385	$0.60	5.80	$(79)
Granted	80	$0.89
Cancelled	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at September 30, 2009	465	$0.64	5.99	$(90)

Exercisable at September 30, 2009	289	$0.40	4.41	$14

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.45 as of September 30, 2009 and the exercise price multiplied by the number of options outstanding as of that date.

As of September 30, 2009 there remained $50 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately two years.

The Company issued 11 shares of common stock to outside Board of Directors under the plan in the first nine months of 2009. Outside of the plan, the Company issued non-employee based stock awards of 30 shares of common stock and 300 common stock purchase warrants as compensation for investor relations services pursuant to the terms of a Consulting Agreement with its investor relations firm (see also NOTE 6 – PREFERRED STOCK AND RELATED WARRANTS AND RETAINED EARNINGS).

Total stock based compensation for the first nine months of 2009 was $178, of which $94 related to the warrants issued to the Company’s investor relations firm, $21 related to the stock issued to the Company’s investor relations firm, $7 related to the stock issued to the Company’s outside Board of Directors, $15 related to stock options granted from acquisition, and the remaining $41 is related to employee stock compensation (wage-related). Employee stock compensation (wage related) is included in the income statement categories of cost of sales or departmental operating expense categories as appropriate. For the three months ended September 30, 2009, stock based compensation was $44, of which $11 related to the stock issued to the Company’s investor relations firm, $7 related to the stock issued to the Company’s outside Board of Directors, $11 related to stock options granted from acquisition and the remaining $15 related to employee stock compensation. Total stock based compensation for the first nine months of 2008 was $69, of which $14 was related to the stock options granted as a result of acquisition, and $55 was related to employee stock compensation. For the three months ended September 30, 2008, stock based compensation was $23, of which $5 related to stock options granted from acquisition and the remaining $18 related to employee stock compensation.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

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

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectability; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bore interest at LIBOR plus 2.50% (2.76%) at September 30, 2009, and LIBOR plus 2.50% (3.59%) at December 31, 2008, payable monthly.

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

The amount outstanding on the notes payable to the bank was $621 at September 30, 2009 and $962 at December 31, 2008.

Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2009	$116
2010	505

Total Principal Payments	$621

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management is not aware of any events of noncompliance with these annual covenants at December 31, 2008.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There were $2,708 and $5,634 of outstanding draws under the facility as of September 30, 2009 and December 31, 2008, respectively.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $1,750 at September 30, 2009, and $1,950 at December 31, 2008. Although the Company possessed adequate availability on the initial due date of May 9, 2006 to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, the Company determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remained due and payable. We pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently, we paid this and other interest due and no interest was in arrears as of September 30, 2009, or as of the date of this report.

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

Again on May 13, 2009, similar to the action taken at April 23, 2008, we and each of the holders of the subordinated notes entered into an agreement to extend the notes until August 30, 2009. In exchange for the extensions, we made a principal payment on the subordinated notes totaling $200, paid pro-rata among the note holders. Under this agreement, the Company sought to enter into a new and separate term loan facility with its bank lender to fund the payout of Barron, and to negotiate to restructure the notes payable to the remaining holders.

In conjunction with the Company entering into the extension with respect to the subordinated notes, it also entered into a waiver agreement (the “Waiver”) with the bank dated May 13, 2009. The bank had previously granted waivers with respect to cross-default and other provisions which may have been triggered by the payment default under the subordinated notes. The terms of the revolving credit facility with the bank restrict payments on the subordinated notes, and require the Company to obtain the bank’s written consent prior to amending any of the terms of the subordinated notes. Accordingly, pursuant to the Waiver, the bank agreed to the terms of the extension and granted waivers of any defaults relating thereto.

Once again, prior to the new maturity at August 30, 2009, and consistent with past actions, the Company attempted to negotiate with Barron for an additional extension of its subordinated debt accompanied by a partial payment. However, we have been unable to reach an agreement for an extension and on September 4, 2009 received an invoice from Barron demanding full payment of the Barron subordinated note, including interest accrued through August 31, 2009. The invoice was accompanied by correspondence indicating that if payment were not received within ten days, actions (not specified) would be taken by Barron. Thereafter, continued discussions have occurred between the Company and Barron, although no agreement as to payment or extension has been reached. The remaining subordinated notes are separately and independently held by other note holders, and have not been accelerated. These other five note holders are founders of the Company and four remain in senior management positions. These note holders have cooperated with the Company with regard to past events of default, partial payments and extensions, and management expects continued cooperation and does not anticipate any acceleration by these other note holders.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

Subordinated debt is included as equity for purposes of debt covenant calculations under the Company’s senior banking facilities. The Company has received a waiver from the Bank with regard to any potential breach or default under the loan documents governing the Company’s Bank debt as a result of the Company’s default under, and the acceleration of, the Company’s subordinated debt. The subordinated notes call for, as a penalty in the event of non-payment, an interest rate increase to 15%. The notes were due and payable in May of 2006 and have been in default and extended several times. For all quarterly periods due, following May 2006, including during periods when the notes have been under an extension and not considered in default, the Company has paid the default interest rate of 15%. As in past instances, the Company’s operations have not been negatively impacted by the event of default. (See also NOTE 7 – COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS).

Off Balance Sheet Instruments

As of September 30, 2009, for the periods reported, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 7.

Related Party Transactions

During the first, second and third quarters of 2009 the Company made interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, who owns all of the Company’s preferred shares. These interest payments were made on the subordinated notes payable associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of September 30, 2009. In 2009, interest payments to the five original shareholders of CSI – South Carolina totaled $141 and interest payments to Barron totaled $141.

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

Activity related to the common stock purchase warrants for the three and nine month periods ended September 30, 2009 and outstanding balances are as follows:

Common Stock Purchase Warrants

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Exercise Price	$1.3972	$0.70	$2.0958	$0.85	$0.70	$1.00	$1.20
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010	6/1/2011	6/1/2011	6/1/2011

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

Warrant related activity for the three months ended September 30, 2009

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at June 30, 2009	2,000	555	2,000	1,609	100	100	100
Issued – three months ended September 30, 2009	—	—	—	—	—	—	—
Exercised – three months ended September 30, 2009	—	—	—	—	—	—	—

Outstanding at September 30, 2009	2,000	555	2,000	1,609	100	100	100

Warrant related activity for the nine months ended September 30, 2009

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2008	2,000	555	2,000	1,609	—	—	—
Issued – nine months ended September 30, 2009	—	—	—	—	100	100	100
Exercised – nine months ended September 30, 2009	—	—	—	—	—	—	—

Outstanding at September 30, 2009	2,000	555	2,000	1,609	100	100	100

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

NOTE 7 – COMMITMENTS, CONTINGENCIES, AND SUBSEQUENT EVENTS

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At September 30, 2009, future minimum lease payments under non-cancelable leases were:

2009	$250
2010	979
2011	682
2012	72

Total	$1,983

Rent expense for the three months ended September 30, 2009 and 2008 was $106 and $79, respectively. The rent expense for the nine months ended September 30, 2009 and 2008 was $313 and $207, respectively.

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

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

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

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. The future minimum lease payment for leases executed under the program as of September 30, 2009 is included in the schedule above.

Executive Officer Employment Agreements

The Company entered into new, separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009, with terms similar to their prior agreements. The term of all the employment agreements is three years, expiring on February 28, 2012. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at September 30, 2009, excluding bonuses, is approximately $2,082.

Subordinated Notes

On August 30, 2009 the Company’s subordinated notes matured. However, as in past times the Company, with the support of the Company’s bank, did not repay the subordinated notes at maturity (for the reasons noted in NOTE 5 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS). The notes were due and payable in May of 2006 and have been in default and extended several times. For all quarterly periods due, following May 2006, including during periods when the notes have been under an extension and not considered in default, the Company has paid the default interest rate of 15%. As evidenced by the granting of a waiver, and as communicated to management, the Bank is in support of the Company’s actions with regard to the deferral of payment on the subordinated debt. The Company has paid the interest due at the 15% default rate, and the subordinated notes (including Barron’s note) are subordinated to the Company’s senior bank debt. Accordingly, the Company believes the ability of Barron, and the other note holders, to have direct recourse against the Company is limited. However, the Company cannot predict what actions Barron might take or what a final resolution would be, nor can it give any assurances as to what impact adverse collection actions by Barron might otherwise have on the Company’s financial condition, or how such actions may be viewed by the Company’s other creditors. Nonetheless, based on experience during past events of non-payment on the subordinated notes, the support of the bank and the Company’s other creditors under similar conditions, and the other factors noted above, the Company expects that the dispute concerning non-payment of the subordinated notes will not have a significant negative impact on the Company’s business or its operations.

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

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

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

There are no significant transactions between reportable segments. The total of Segment net sales and service revenue from all segments is equal to Net sales as reported in our Consolidated Statements of Operations. Sales and Cost of sales are included in each segment’s income as reported in our Consolidated Statements of Operations. Accordingly, the total of the segments’ Gross profit is equal to Gross profit in our Consolidated Statements of Operations. Operating expenses are allocated to segment income based on estimate of sales and administrative time spent on each segment. None of the income or loss items following Operating income in our Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by management. Certain non-recurring items (those items occurring for reasons which have not occurred in the prior 2 years and are not likely to reoccur in 2 years) and compliance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. Accordingly, the total of Segment income from all segments, less non-recurring and compliance items, if any, is equal to Operating income as reported in our Consolidated Statements of Operations.

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

The following tables summarize information about segment income for the three and nine month periods ended September 30, 2009 and 2008; and assets allocated to segments as of September 30, 2009 and 2008.

	Software Applications	Technology Solutions	Total Company
Three months ended September 30, 2009:
Net sales and service revenue	$3,936	$13,869	$17,805
Gross profit	1,757	2,028	3,785
Segment income	497	1,009	(*)
Segment assets	11,169	10,971	22,140

Three months ended September 30, 2008:
Net sales and service revenue	$3,256	$13,466	$16,722
Gross profit	1,316	2,025	3,341
Segment income	129	857	(*)
Segment assets	12,453	14,776	27,229

*	See reconciliation below

	Software Applications	Technology Solutions	Total Company
Nine months ended September 30, 2009:
Net sales and service revenue	$11,073	$29,382	$40,455
Gross profit	4,338	4,480	8,818
Segment income	259	1,217	(*)
Segment assets	11,169	10,971	22,140

Nine months ended September 30, 2008:
Net sales and service revenue	$10,120	$36,216	$46,336
Gross profit	4,379	6,613	10,992
Segment income	837	3,065	(*)
Segment assets	12,453	14,776	27,229

*	See reconciliation below

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	September 30, 2009	September 30, 2008
Segment income:
Software applications segment	$497	$129
Technology solutions segment	1,009	857

TOTAL SEGMENT INCOME	1,506	986

Less: merger-related and compliance costs
Stock compensation – non-cash	(29)	(5)
Acquisition costs	—	(13)
Professional and legal compliance costs	(133)	(103)

OPERATING INCOME Per Consolidated Statements of Operations	$1,344	$865

	Nine Months Ended
	September 30, 2009	September 30, 2008
Segment income:
Software applications segment	$259	$837
Technology solutions segment	1,217	3,065

TOTAL SEGMENT INCOME	1,476	3,902

Less: merger-related and compliance costs
Stock compensation – non-cash	(137)	(14)
Acquisition costs	(2)	(46)
Professional and legal compliance related costs	(378)	(337)

OPERATING INCOME Per Consolidated Statements of Operations	$959	$3,505

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology solutions segment when compared to the Software applications segment. Gross margins for the Software applications segment were 44.6% and 39.1% for the three and nine month periods ended September 30, 2009, while margins for our Technology solutions segment were 14.6% and 15.2% for the same periods. Gross margins for the Software applications segment were 40.4% and 43.2% for the three and nine month periods ended September 30, 2008, while margins for the Technology solutions segment were 15.0% and 18.3% for the same periods.

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

On January 2, 2007, we acquired the business operations of McAleer Computer Associates, Inc. (“McAleer”), based in Mobile, Alabama. We believe the acquisition of this leading provider of fund accounting based financial management software to the K-12 education sector in seven southeastern states fits within our acquisition strategy. We sometimes refer to McAleer as “CSI-Mobile.” McAleer and the acquisition transaction are discussed in more detail in our latest Annual Report filed on Form 10-K.

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

Also on August 18, 2008, we consummated the acquisition effective August 14, 2008 of substantially all the assets and business operations of Version3, Inc. (“Version3”). Version3 located in Columbia, South Carolina, was a developer, provider and consultant with respect to solutions that facilitate single sign-on, application access management and provisioning based on Microsoft’s Identity Lifecycle Management, and Microsoft SharePoint deployments. CSI was a reseller of Version3 solutions due to the application of the products to CSI’s education market segment

We are unable to predict the nature, size or timing of any acquisition. We can give no assurance that we will reach agreement or procure the financial resources necessary to fund any acquisition, or that we will be able to successfully integrate or improve returns as a result of any such acquisition. We continue to pursue and enter into preliminary discussions with various acquisition candidates. However, the Company has not entered into agreements or understandings for any acquisitions which management deems material.

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

As a result of the impact of the recession on our customers, in 2009 we have seen a moderate increase in the amount of projects postponed or changed as a result of customer budget cuts. However, a potential indicator of ongoing business health — the value of quoting activity and incoming service orders received — in the third quarter continued to show modest improvement over the recent past. Customers seem to be adjusting to new budget conditions. Additionally, due to our acquisition activity we now have a greater geographic region and larger number of potential customers to sell into than at any point in our past history. Our financial results, including revenues and profitability, will hinge significantly on the mix between the actual impact from decreased customer budgets and our ability to acquire new accounts and increase penetration in existing accounts. In light of the current economic climate, we cannot predict what impact this change in mix, if any, will have on our financial results.

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“Recovery Act”). The Recovery Act was an attempt to jumpstart an economic recovery. It included spending for extension of jobless benefits, relief for state government and education budget shortfalls, and funding of specific initiatives, including improving our nation’s infrastructure, expanding educational opportunities and enhancing energy independence (“Stimulus”). The initiatives and incentives contained in the Recovery Act which relate to the education and local government market space may have a direct, positive impact on our financial results, or may defray the negative impact of budget shortfalls in our customer markets.

Having performed some initial analysis of the Recovery Act, we still cannot be certain what dollars will be available to fund the types of software and technology projects we provide or when those dollars will begin to flow. We have learned funding intended for school districts includes several blocks of money – Stabilization funds, Title I and IDEA (Individuals with Disabilities Education Act), E2T2 (Enhancing Education Through Technology), etc. South Carolina amounts below are per tables by state available at the U.S. Department of Education’s www.ed.gov website and are for use over the next two school years. They are provided as an example of the amounts our customers may be able to tap into in our current, primary geographic coverage area:

•

The Stabilization funds (estimated $694 million for South Carolina) will be passed down from states and are really geared to help offset current budget shortfalls. We do not anticipate these dollars being spent with CSI unless a district has a project for which they lost funding and now have the money to proceed.

•

Title I (and Education Finance Incentive Grants (“EFIG”) – estimated $143 million for South Carolina) and IDEA (Part B Grants (Section 611) – estimated $173 million for South Carolina) are both federal programs which districts already participate in. These dollars are to be spent on supplemental programs and some are focused on school innovation. The Title I funds are what we feel may be of greatest significance to us since these funds can be spent for 21st Century Classroom technology. IDEA is geared toward exceptional children. We may be able to tap into some of this fund but Title I is a better option. However, these funds may also be used for special programs which include primarily the funding of staff to meet certain needs, so we cannot be assured how much, if any, of these funds will be used to fund our solutions.

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

Due to the uncertainty created by the current economic environment, we took precautionary measures in the first quarter to control costs. We froze salaries and reduced our contribution to our 401(k) plan from a dollar for dollar match up to 3%, to a dollar for dollar match up to 1.5%. Our revenues continued to be significantly impacted negatively in the second quarter in comparison to the prior year, and, unlike we had hoped, we saw no significant improvement from Stimulus spending. Accordingly, midway through the second quarter we reduced our labor force by approximately 10% to more closely align with adjusted revenue expectations in light of the economic climate coupled with potential continued delays in Stimulus spending. These reductions are estimated to reduce our expenses by about $300 per quarter on a (pre-tax) go forward basis. Other than monitoring our staffing needs and employee headcount closely, we took no actions in the third quarter that significantly impacted our cost structure. Through the third quarter we have seen very few deals for which the funding can be readily tied to Stimulus sources, and we are uncertain what, if any stabilization of budgets has occurred as a result of Stimulus funding. As a result we continue to monitor our performance without regard to any potential benefit from Stimulus efforts. We may take further actions in future quarters to reduce costs depending on our continued monitoring of our financial results. These could include employee furloughs, deferral of replacements for personnel attrition, or if not otherwise avoidable, reducing headcount beyond attrition. While we plan to take such actions based on our monitoring of our ongoing results, we cannot predict those results or the timing, number of or dollar impact of cost reduction efforts we may take or the impact such efforts may have on our financial results. Additionally, if our performance is not impacted significantly by the economy and/or the potential benefits of the Recovery Act are significantly positive to our financial results, we may reinstate raises and increase our 401(k) contributions to prior levels. We may also consider reinstating and funding in future periods, those increases and contributions which were frozen, reduced or otherwise not paid in prior periods.

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

In the third quarter, our top line (revenue) exceeded that of the prior year, and we reported our highest revenue level ever achieved in a single quarter. Our bottom line (net income) lagged somewhat. While improved, our net income was not a record performance as a result of continued margin pressures from both competition and lower customer availability of funds in the down economy. We have received no additional information to change our outlook for and uncertainty as to the potential results for our fourth quarter. However, as a result of our cost reduction efforts at the end of quarter two we expect better net income performance than the fourth quarter of the prior year. As to revenues, customer indications of any significant recovery are still spotty. This leaves potential future demand difficult to gauge. At this time we are unable to predict the impact of the economic downturn, the timing and impact of a recovery, if any, or the impact from Stimulus funding. While the short-term outlook is unclear, we do continue to make investments in research and development and improved partner relationships which we believe improve our prospects for growth in the longer-term.

C. Current Challenges and Opportunities of our Business, and Forward-Looking Information

The Current Economic Crisis, Our Response, and the American Recovery and Reinvestment Act of 2009

Due to the current economic environment in the US and its impact on our customers’ budgets and revenues, the opportunity to acquire new customers in an expanded geographic territory following our acquisitions, and the potential impact of the recent Recovery Act, our financial results could be impacted from the combination of these potential risks and opportunities. For a more detailed discussion, see “B. Recent Developments” above.

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

Sarbanes-Oxley Compliance

As a public company we are required to maintain internal controls and processes related to addressing risks which are inherent in financial reporting, in compliance with the Sarbanes-Oxley Act. These controls must also be executed consistently and reviewed and tested for effectiveness on a periodic basis. The implementation, monitoring, testing and remediation of internal controls are a complex and costly endeavor. For the year ended December 31, 2008, we completed our review of our control environment and the testing necessary to assure that our internal control over financial reporting and our disclosure controls for the closing cycle covering the financial reporting period ended December 31, 2008, were operating effectively. We concluded that our controls were effective. Further, as discussed under Item 4T of this Form 10-Q, our management has determined that our disclosure controls for the period ended September 30, 2009 were effective.

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

Software Modifications Required by Geographic Expansion

We have achieved the most significant penetration with our lead products in the tri-state area of South Carolina, North Carolina and Georgia. We are now accelerating our efforts to move into surrounding states. To do so, we may have to modify our existing fund accounting programs to accommodate differences in state laws, regulations and taxation. We anticipate needing to make additional investment in software development to accomplish this. However, we plan to make the changes when we have firm orders in an area in an attempt to maximize return on investment as quickly as possible. We are currently converting our programs to the Microsoft ..Net programming and SQL database language, but do not yet have all modules ready for release. As a result, some jurisdictional related changes have been made in 2007 and 2008 and may be required to be made in both our current and .Net platforms through 2009 and 2010, when we anticipate the large majority, if not all, modules will be converted. The costs of such changes may offset somewhat the positive impact from expanding our geographic reach significantly begun in early 2007 with the acquisition of McAleer.

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

Maintaining Margins

In 2008, we experienced a significant increase in sales of infrastructure solutions including sales of IP Telephony solutions, as well as increased sales of engineering services related to those solutions. Both infrastructure and interactive whiteboard solutions have become subject to increased competition as more product manufacturers have recognized product potential and have entered these markets. Favorably, we did not see a decline in our margins from the Technology solutions segment in 2008. Our technology margins improved to 16.2% in 2008 from 15.6% in 2007, primarily from an improvement in product mix. In the first nine months of 2009, the margins declined to 15.2% from 18.3% for the first nine months of 2008 due to unfavorable changes in product mix. In order to maintain and improve our margins, we need to continue to search for new and innovative, and initially higher margin, products to augment those that become mature, or we need to increase our revenues or our personnel utilization to achieve greater economies of scale. We also intend to continue our focus on existing higher margin areas such as engineering services and sales of software solutions and related services. While we cannot predict success in achieving these goals, as opportunities arise we take actions to maintain and improve our margins. These include expanding our geographic reach, increasing the size of and reorganizing our sales force to focus on more products backed by product specialists, increasing telemarketing efforts, improving our sales tools, and identifying additional product and service areas. We are focused on increasing margins, but ultimately we are looking to increase profits by leveraging existing and an increasing number of customer relationships by taking advantage of cross-sell opportunities with a variety of products and services. We will work to focus primarily on those customers for whom we can provide ongoing support and higher margin integration and other engineering services.

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

Our software segment has also been subject to a decline in margins; however this decline has come from acquiring businesses with historically lower margins. Due to the increased volume and related improvement in economies of scale from the acquisitions, our profitability and cash flows have improved as planned even as our margins have declined. Our focus on acquisitions continues to be primarily the value add in profit and cashflows with an attention to, but secondary focus on, margins. Yet while our average margins have initially dropped following acquisitions, we have continued to see an upward trend thereafter.

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our unaudited consolidated financial statements as of and for the period ended September 30, 2009 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

Disclosure Regarding Segments

The Company reports its operations under two operating segments: the Software applications segment and the Technology solutions segment. See “A. Introduction – Products and Services” and “ – Organization” for more detailed discussions regarding our segments.

Revenue Recognition

Software License Revenues

Software revenues consist principally of fees for licenses of our internally developed software products, services, and training. We recognize all software revenue using the residual method in accordance with FASB ASC 985-605-25-10 through 25-11. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software product) when the basic criteria in FASB ASC 985-605-25 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under FASB ASC 985-605-25, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectability is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

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

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of the fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). We align our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to the maintenance, support and professional services components of our perpetual license arrangements. We sell our professional services separately, and have established VSOE for professional services on that basis. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming that all other revenue recognition criteria are met, we recognize revenue from perpetual licenses upon delivery using the residual method in accordance with FASB ASC 985-605-25.

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

Technology revenues are generated primarily from the sale of hardware. In accordance with FASB ASC 605-45 we record revenues as net when we serve as an agent. In these circumstances, our supplier pays a commission to us but acts as the primary obligor in a transaction and we record only the commission in revenues. We record revenues as gross (generally cost of merchandise plus margin) when we serve as a principal whereby we act as the primary obligor in a transaction, have the latitude for establishing pricing and retain all the credit risk associated with such transaction.

Long-term Payment Arrangements

Our primary customer base consists of local government and education entities whose source of funding (local taxes and federal funding) is generally assured; accordingly the risk of uncollectability is lower than that of businesses selling primarily to non-government entities. The Company has an ongoing practice of providing financing for certain purchases under notes receivable or long term leases typically ranging from 3 to 5 years, subject to review of its exposure under such facilities and cash flow availability or needs at the time of such purchases. Such amounts have not constituted a significant portion of its account balances, and the Company has historically never experienced a default under such arrangements. The Company recognizes revenue under these arrangements when the criteria noted under Software License Revenues and Computer Hardware Sales Revenues above is met, in accordance with FASB ASC 985-605-25.

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

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with FASB ASC 360-10-05, “Impairment or Disposal of Long-Lived Assets.” When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value.

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of such property and equipment.

Computer Software Costs and Amortization

Computer software costs consist of internal software production costs and purchased software costs capitalized under the provisions of FASB ASC 985-20, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”

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

Other Intangible Assets

The Company follows FASB ASC 350-10, “Goodwill and Other Intangible Assets,” in our accounting and reporting for other intangible assets.

FASB ASC 350-10 eliminates the requirement to amortize intangible assets with an indefinite life, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition indefinite-lived intangible assets. In accordance with FASB ASC 350-10, we do not amortize indefinite-lived intangible assets (e.g., corporate trademarks for which planned use is indefinite). We evaluate the remaining useful life of intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its remaining estimated useful life. Amortizable intangible assets (e.g., product trademarks) are amortized on a straight-line basis over six years or the life of the product, whichever is shorter.

In addition, as required under FASB ASC 350-10, we perform annual tests for impairment of our indefinite-lived intangible assets. Our indefinite-lived intangible assets consist of values assigned to certain trademarks and other intangibles we have developed or acquired.

Stock Based Compensation

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan. The Company accounts for stock based compensation using the fair value method prescribed in FASB ASC 718-20, “Share-Based Payment,” and related interpretations, which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of the shares granted.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 5 to our unaudited financial statements for the period ended September 30, 2009 and under “—G. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

E. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a statement establishing the FASB Accounting Standards Codification™ (“the ASC” or “the Codification”). Effective for interim and annual periods ended after

September 15, 2009, the Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is not intended to change existing GAAP and as such did not have an impact on the consolidated financial statements of the Company. The Company has updated its references to reflect the Codification.

In June 2009, the FASB issued guidance which eliminates previous exceptions to rules requiring the consolidation of qualifying special-purpose entities (the “QSPE”), which will result in more entities being subject to consolidation assessments and reassessments. This guidance requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, additional disclosures are required about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement. The Company is currently evaluating the impact of the adoption of this guidance (which is required beginning in 2010) but does not anticipate it will have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require public companies to disclose the fair values of financial instruments in interim periods. The updated guidance is effective for interim and annual periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the updated guidance for the current reporting period with no material impact on the preparation of its financial statements.

In May 2009, the FASB issued guidance which establishes accounting and disclosure requirements for subsequent events. This guidance details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this guidance prospectively for the period ended June 30, 2009 with no material impact on the preparation of its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

F. Financial Performance

All numbers stated in thousands, except per share data and where specifically noted in millions.

Overview

Our revenues increased $1.1 million or 6% to $17.8 million for the third quarter of 2009 compared to the same period of the prior year, resulting in our reporting the highest revenue level ever achieved in a single quarter. The revenue increase was due to a $0.7 million increase in software revenues and a $0.4 million increase in technology revenues. The improvement in software revenues was due primarily to increases in new product sales and support and increased revenues from the acquisition of Version3, offset by a decrease in services sales. We continued to experience success with our fund accounting solutions. However, the improvement reflected a greater number of transactions in the local government market space offset by an apparent decline in K-12 education systems spending, which generally drives larger dollar activity. The 3% increase in technology revenues was due primarily to an increase in interactive classroom solutions, interactive classroom installations, sales of third party warranties, and technology support. These increases were partially offset by decreases in infrastructure solutions and engineering services. Increases in spending from the education market space from Stimulus funds has yet to materialize in our market with any significance. See “—B. Recent Developments” and “—C. Current Challenges and Opportunities of Our Business and Forward-Looking Information” above. Revenues for the nine month period ended September 30, 2009 decreased $5.9 million or 13% to $40.5 million compared with the same period of the prior year. The decrease was due to a decrease in technology revenues of 19% partially offset by an increase in software revenues of 9% over the same period of the prior year. The improvement in software revenues was due primarily to increases in services and support and increased revenues from the acquisition of Version3, offset by a decrease in new product sales. The decrease in technology revenues was due primarily to a decrease in interactive classroom, infrastructure solutions, and engineering, also driven by reductions in education spending in most hardware categories. These decreases were partially offset by increases in third party warranties and technology support.

Gross profit for the third quarter of 2009 increased $0.4 million, or 13%, to $3.8 million compared to the same period of the prior year. The increase was due primarily to a $0.4 million increase in gross profit from the software segment and a slight increase in gross profit from the technology segment. The gross margin improved from 20% to 21.3% due to increased margins in the software segment, partially offset by a lower margin in the technology segment. The 33% increase in the software segment gross profit and the increase in margin (from 40% in the prior year to 45% in the current year) was driven primarily from more new product sales with flat costs compared to prior year. The slight increase in technology segment gross profit was due to an increase in interactive classroom solutions, interactive classroom installations, third party warranties, and technology support. This increase was partially offset by lower sales of infrastructure solutions and higher margin engineering services. Gross margin decreased from 15% in the prior year’s quarter to 14.6% for the same quarter of the current year due to the change in product mix to lower margin product solutions with fewer sales of higher margin engineering services. Gross profit for the nine month period ended September 30, 2009 decreased $2.2 million, or 20%, to 8.8 million. The decline was due primarily to a 32% decline in gross profit for the technology segment coupled with a 1% decrease in the software segment. Declining profit and margins resulted from the decline in technology segment revenues coupled with a significant portion of personnel costs being fixed, the addition of acquired businesses with traditionally lower margins and increased amortization, and lower new and third-party product sales in the software segment.

Operating income for the third quarter of 2009 increased $0.5 million, or 55%, to $1.3 million compared to the same period of the prior year. The increase came from the increase in gross profit of $0.4 million and a slight decrease in operating expenses primarily due to a reduction in workforce in May of 2009. Operating income for the first nine months of 2009 decreased $2.5 million, or 73%, to $1.0 million compared to the same period of the prior year. The decline for the nine months was driven primarily by the decrease in gross profit and margins. Increased research and development in the Version3 acquired operations, and selling and marketing costs added to the decline in operating income.

Consolidated Results of Operations for the Three Months Ended September 30, 2009 and 2008

	Three Months Ended
	September 30, 2009	September 30, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$17,805	$16,722	$1,083
GROSS PROFIT	3,785	3,341	444
OPERATING INCOME	1,344	865	479

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$1,083
Cost of sales excluding depreciation, amortization, and capitalization			(591)
Depreciation and amortization			(48)

			444
Operating Expenses:
Research and development costs			(85)
Selling costs			(24)
Marketing costs			30
Professional and legal compliance costs			(30)
Stock based compensation			(24)
Acquisition expenses			13
Depreciation and amortization			(19)
Other general and administrative expenses			174

			$479

Revenues

Total revenues in the third quarter of 2009 increased $1.1 million or 6% in comparison with the third quarter of 2008 to $17.8 million. Of this increase, software segment revenues increased $0.7 million and technology segment revenues increased $0.4 million. The improvement in software revenues was due primarily to increases in new product sales and support and increased revenues from the acquisition of Version3, offset by a decrease in services sales. The 3% increase in technology revenues was due primarily to an increase in interactive classroom solutions, interactive classroom installation, third party warranties, and technology support. These increases were partially offset by decreases in infrastructure solutions and engineering services.

Gross Profit

Gross profit for the third quarter of 2009 increased $0.4 million or 13% in comparison with the third quarter of 2008, to $3.8 million. Of this increase, $0.4 million was due to an increase in software segment gross profit, while technology only had a slight increase. The increase in the software segment gross profit and margin was driven primarily from more new product sales with flat costs compared to prior year. The slight increase in technology segments gross profit was due to an improvement in performance of services and support. This increase was partially offset by a lower margin on interactive classroom solutions and a lower profit and margin on infrastructure solutions.

Operating Expenses

Operating expenses for the third quarter decreased slightly compared to the third quarter of 2008. The above table analyzes the major items that account for this decrease. The decrease was primarily a result of the reduction in workforce from May 2009. Reduced marketing and acquisition expenditures also contributed to the decrease. These decreases were partially offset by increased research and development, selling, depreciation and amortization, and professional and legal compliance costs as a result of acquisition and expansion efforts, and increased stock-based compensation expense related to an extension of investor relations efforts with a new support group. The $0.4 million increase in gross profit, net of the slight improvement in operating expenses resulted in an increase in operating income of $0.5 million or 55% compared to the prior year’s third quarter to $0.9 million.

Segment Information

CSI is organized into the two segments: Software applications and Technology solutions.

Software applications segment

Through our Software applications segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	September 30, 2009	September 30, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,936	$3,256	$680
GROSS PROFIT	1,757	1,316	441
OPERATING INCOME	497	129	368

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$680
Cost of sales excluding depreciation, amortization, and capitalization			(186)
Depreciation and amortization			(52)
Capitalization of software costs			(1)

			441
Operating Expenses:
Research and development costs			(85)
Selling costs			(4)
Marketing costs			(13)
Depreciation and amortization			(27)
Other general and administrative expenses			56

			$368

Software revenues increased by $0.7 million, or 21%, in comparison with the third quarter of 2008. The improvement in software revenues was due primarily to increases in new software sales and support and increased revenues from the acquisition of Version3 ($0.2 million), offset by a decrease in services revenue.

Software cost of sales increased $0.2 million, or 12% in comparison with the third quarter of 2008. The increase in cost of sales came primarily from the addition of the Version3 operations. Increased amortization expense and increased salaries, wages and benefits related to the support for the .Net Microsoft SQL (application programming language and database) conversion effort, and amortization of developed software assets purchased in the acquisitions also contributed to the increase in cost of sales. The gross margin for the third quarter of 2009 was 44.6% compared to 40.4% in the third quarter of 2008. The increase in the margin was due to better economies of scale driven by increased new fund accounting software sales and improved software sales and support revenues from Version3.

Software operating expenses for the segment increased $0.1 million, or 6% in comparison with the third quarter of 2008. Increases in research and development, selling and marketing costs were driven primarily by the addition of the acquired Version3 operations. The increase was partially offset by the reduction in workforce from May 2009. The segment experienced an increase in segment operating income of $0.4 million, or 280% in comparison to the third quarter of 2008, driven by the increase in gross profit discussed above.

Technology solutions segment

Through our Technology solutions segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	September 30, 2009	September 30, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$13,869	$13,466	$403
GROSS PROFIT	2,028	2,025	3
OPERATING INCOME	1,009	857	152

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$403
Cost of sales excluding depreciation, amortization, and capitalization			(405)
Depreciation and amortization			5

			3
Operating Expenses:
Selling costs			(20)
Marketing costs			43
Depreciation and amortization			8
Other general and administrative expenses			118

			$152

Technology revenues increased $0.4 million, or 3% in comparison to the third quarter of 2008. The increase in technology revenues was due primarily to an increase in interactive classroom solutions, interactive classroom installation, third party warranties, and technology support. These increases were partially offset by decreases in infrastructure solutions and engineering services.

Technology cost of sales increased $0.4 million, or 3% in comparison to the third quarter of 2008. The increase in technology cost of sales accompanied the increase in technology revenues for the related products. However, insufficient revenues to improve the ratio to fixed costs and unfavorable changes in product mix reduced the margins from 15.0% in the prior year’s third quarter to 14.6% in the third quarter of 2009, resulting in a lesser percentage increase in gross profit than that of sales.

Technology operating expenses decreased $0.2 million, or 13% in comparison to the third quarter of 2008, primarily from the impact of the reduction in workforce from May 2009. Reduced marketing and depreciation and amortization costs added to the decrease in operating expenses. As a result of the slight increase in gross profit, combined with the reduction in operating expenses, the segment experienced an increase in segment operating income of $0.2 million, or 18% in comparison to the third quarter of 2008.

The following tables summarize information about segment profit for the three months ended September 30, 2009 and 2008.

	Software Applications	Technology Solutions	Total Company
Three months ended September 30, 2009:
Net sales and service revenue	$3,936	$13,869	$17,805
Gross profit	1,757	2,028	3,785
Segment income	497	1,009	(*)
Segment assets	11,169	10,971	22,140

Three months ended September 30, 2008:
Net sales and service revenue	$3,256	$13,466	$16,722
Gross profit	1,316	2,025	3,341
Segment income	129	857	(*)
Segment assets	12,453	14,776	27,229

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	September 30, 2009	September 30, 2008
Segment income:
Software applications segment	$497	$129
Technology solutions segment	1,009	857

TOTAL SEGMENT INCOME	1,506	986

Less: merger-related and compliance costs
Stock compensation – non-cash	(29)	(5)
Acquisition costs	—	(13)
Professional and legal compliance costs	(133)	(103)

OPERATING INCOME Per Consolidated Statements of Operations	$1,344	$865

Interest and Other Income and Expenses

Interest expense decreased in the third quarter of 2009 by $49, or 34%, compared to the third quarter of 2008. The decrease was primarily due to a more favorable interest rate on borrowings in 2009, than in the previous year. In addition, average outstanding amount of interest bearing debt was lower compared to the third quarter of the prior year, including lower debt outstanding following the sale of the Mobile, Alabama building (in connection with a move to a larger, leased facility) and lower outstanding balances on our line of credit facility.

Income Taxes

Income taxes increased by $0.3 million or 93%, in the third quarter of 2009 compared to the third quarter of 2008. The increase was due primarily to the increase in pre-tax income, and due to an unfavorable change in the effective tax rate from increased non-deductible items such as travel and mobile as a percent of operating income, when compared to the prior year.

Net Income and Earnings per Share

Net income increased in the third quarter of 2009 by $0.3 million, or 63%, compared to the third quarter of 2008. The increase was primarily due to the increase in gross profit from both segments combined with the decreased operating expenses in the technology segment and decreased interest expense, and partially offset by the increase in operating expenses of the software segment.

Basic earnings per share increased from $0.08 in the third quarter of 2008 to $0.11 in the third quarter of 2009. The increase was primarily due to the increase in net income partially offset by the increase in the number of basic shares following the issuance of common stock for acquisitions in 2008. Diluted earnings per share increased from $0.03 in the third quarter of 2008 to $0.05 in the third quarter of 2009. The increase was primarily due to the increase in net income partially offset by the increase in the number of basic shares following the issuance of common stock for acquisitions in 2008, and partially offset by the decrease in preferred shares in combination with the decrease in the warrants and employee stock options resulting from the application of the treasury stock method.

Consolidated Results of Operations for the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30, 2009	September 30, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$40,455	$46,336	$(5,881)
GROSS PROFIT	8,818	10,992	(2,174)
OPERATING INCOME	959	3,505	(2,546)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(5,881)
Cost of sales excluding depreciation, amortization, and capitalization			3,930
Depreciation and amortization			(185)
Capitalization of software costs			(38)

			(2,174)
Operating Expenses:
Research and development costs			(252)
Selling costs			(464)
Marketing costs			(68)
Professional and legal compliance costs			(41)
Stock based compensation			(123)
Acquisition expenses			44
Depreciation and amortization			(114)
Other general and administrative expenses			646

			$(2,546)

Revenues

Total revenues for the first nine months of 2009 decreased by approximately $0.6 million, or 13%, in comparison to the first nine months of 2008 to approximately $40.4 million. The decrease was due primarily to a decrease in total technology revenues of $6.8 million from decreased hardware sales, primarily interactive classroom and infrastructure solutions and related services, partially offset by increases in recurring services and support agreements. The net decrease in technology revenues was partially offset by an increase in total software sales of $1.0 million over the prior year, primarily from increased services, recurring support revenues and increased revenues from acquisitions. The increases were partially offset by a decrease in new product sales, primarily fund accounting licenses and related third-party product sales.

Gross Profit

Gross profit for the first nine months of 2009 decreased approximately $2.1 million, or 32%, in comparison to the first nine months of 2008 to approximately $8.8 million. The decrease was primarily due to the decrease in revenues, combined with an increase of 17% in the cost of sales of the software segment, partially offset by a decrease of 10% in technology cost of sales. The decrease in cost of sales followed the decrease in overall revenues. However, it was not sufficient to match the percent decline in revenues, resulting in the larger percent reduction in gross profit and a decline in margins. The gross margin for the first nine months of 2009 was 21.8% compared to 23.7% in the first nine months of 2008. Declining profit and margins resulted from the decline in new software sales volume in the software segment and a decline in solutions sales and related installation revenues, coupled with a significant portion of personnel costs being fixed in the technology segment. The decline in margin in the software segment was impacted by: lower continuing product sales revenues coupled with the impact of the ICS and Version3 acquisitions which have historically maintained margins lower than that of our ongoing operations; increased amortization in connection with the write-up of products acquired in the acquisitions to their fair market values; and reductions in the amount of development costs capitalized, with more labor efforts expended by developers to address quality assurance areas with an increasing number of installations of our Microsoft .Net and SQL version of our financial accounting software.

Operating Expenses

Operating expenses for the first nine months of 2009 increased approximately $0.4 million, or 5%, in comparison to the first nine months of 2008. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in increased selling and marketing costs related to the expansion into acquired regions, increased research and development and depreciation and amortization expenses in connection with acquired operations, and increased stock based compensation in connection with the engagement of a new investor relations firm. These increases and a modest increase in compliance related costs were partially offset by a decrease in other expenses from the lack of a corporate-wide bonus accrual in the current year, compared to an accrued bonus in connection with more profitable performance in the first half of the prior year. The lower gross profit coupled with increased operating expenses resulted in a $2.5 million or 73% reduction in operating income to an operating income of $1.0 million compared to that of the prior year.

Segment information

CSI is organized into the two segments: Software applications and Technology solutions.

Software applications segment

	Nine Months Ended
	September 30, 2009	September 30, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$11,073	$10,120	$953
GROSS PROFIT	4,338	4,379	(41)
OPERATING INCOME	259	837	(578)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$953
Cost of sales excluding depreciation, amortization, and capitalization			(760)
Depreciation and amortization			(196)
Capitalization of software costs			(38)

			(41)
Operating Expenses:
Research and development costs			(252)
Selling costs			(287)
Marketing costs			(91)
Depreciation and amortization			(133)
Other general and administrative expenses			226

			$(578)

Software revenues improved by $1.0 million, or 9%, compared to the first nine months of 2008 to $11.1 million. The improvement in software revenues was due primarily to increases in services and support and increased revenues from acquisitions, partially offset by a decrease in new product sales, primarily fund accounting licenses and related third-party product sales.

Gross profit declined by $41, or 1%, compared to the first nine months of 2008 to $4.3 million. The decline in gross profit was due to the lower ongoing product sales, partially offset by acquired product revenues coupled with a decline in margin from increased costs. The decline in margin was driven by the acquired operations having historical margins lower than those of the ongoing operations, increased amortization in connection with the write-up of products acquired in the acquisitions to their fair market values, and reductions in the amount of development costs capitalized, with more labor efforts expended by developers to address quality assurance areas with an increasing number of installations of our Microsoft .Net and SQL version of our financial accounting software. The gross margin for the first nine months of 2009 was 39.2% compared to 43.3% for the first nine months of 2008.

Operating expenses for the first nine months increased by approximately $0.5 million, or 15%, compared to the first nine months of 2008. The above table analyzes the major items that account for this increase. The majority of the increase is reflected in selling, research and development, marketing and depreciation and amortization expenses driven by the impact of acquisitions. These increases were partially offset by the lack of a corporate-wide bonus accrual in the current year compared to an accrual being recorded in the prior year. The lower gross profit coupled with increased operating expenses resulted in a $0.6 million or 69% reduction in operating income to an operating income of $0.3 million.

Technology solutions segment

	Nine Months Ended
	September 30, 2009	September 30, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$29,382	$36,216	$(6,834)
GROSS PROFIT	4,480	6,613	(2,133)
OPERATING INCOME	1,217	3,065	(1,848)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(6,834)
Cost of sales excluding depreciation, amortization, and capitalization			4,690
Depreciation and amortization			11

			(2,133)
Operating Expenses:
Selling costs			(177)
Marketing costs			23
Depreciation and amortization			19
Other general and administrative expenses			420

			$(1,848)

Hardware revenues for the first nine months of 2009 declined approximately $6.8 million, or 19%, compared to the first nine months of 2008 to $29.4 million. The decrease in hardware sales was attributed primarily to a decrease in interactive classroom solutions and infrastructure solutions sales, partially offset by an increase in third party warranties and technology support.

Gross profit for the first nine months of 2009 declined approximately $2.1 million, or 32%, compared to the first nine months of 2008 to $4.4 million. The decline was impacted by both the decreased sales volume and also reduced margins. The gross margin for the first nine months of 2009 was 15.2% compared to 18.3% for the first nine months of 2008, due to unfavorable changes in product mix and insufficient revenues to improve the ratio to fixed costs.

Operating expenses for the first nine months decreased by approximately $0.3 million, or 8%, compared to the first nine months of 2008. The above table analyzes the major items that account for this decrease. The majority of the decrease is reflected in other general and administrative expenses from the lack of a corporate-wide bonus accrual in the current year compared to an accrual being recorded in the prior year. Depreciation and amortization also decreased with lower capital investment in the technology segment. These decreases were partially offset by increased selling costs toward expansion of technology solutions into the territories added with the acquisition of software operations.

The following tables summarize information about segment profit for the nine months ended September 30, 2009 and 2008 and assets allocated to segments as of September 30, 2009 and 2008.

	Software Applications	Technology Solutions	Total Company
Nine months ended September 30, 2009:
Net sales and service revenue	$11,073	$29,382	$40,455
Gross profit	4,338	4,480	8,818
Segment income	259	1,217	(*)
Segment assets	11,169	10,971	22,140

Nine months ended September 30, 2008:
Net sales and service revenue	$10,120	$36,216	$46,336
Gross profit	4,379	6,613	10,992
Segment income	837	3,065	(*)
Segment assets	12,453	14,776	27,229

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Nine Months Ended
	September 30, 2009	September 30, 2008
Segment income:
Software applications segment	$259	$837
Technology solutions segment	1,217	3,065

TOTAL SEGMENT INCOME	1,476	3,902

Less: merger-related and compliance costs
Stock compensation – non-cash	(137)	(14)
Acquisition costs	(2)	(46)
Professional and legal compliance costs	(378)	(337)

OPERATING INCOME Per Consolidated Statements of Operations	$959	$3,505

Interest and Other Income and Expenses

Interest expense decreased in the first nine months of 2009 compared to the first nine months of 2008 by $105, or 26%, due to an improved interest rate environment in the finance markets and due to a decrease in borrowings.

Income Taxes

Income taxes declined for the first nine months of 2009 by approximately $0.8 million, or 70%, compared to the first nine months of 2008. The decrease was due primarily to the decrease in pre-tax income from reduced operating income when compared to the prior year.

Net Income and Earnings per Share

The Company reported net income in the first nine months of 2009 of approximately $0.3 million, a decrease of approximately $1.6 million, or 84%, compared to the first nine months of 2008, driven by the reduction in operating income.

Basic earnings per share declined from $0.37 for the first nine months of 2008 to a basic earnings per share of $0.05 for the first nine months of 2009. The decrease was primarily due to the decrease in net income combined with the impact of an increase in the number of basic shares following the issuance of common stock for acquisitions in 2008. Diluted earnings per share decreased from $0.15 for the first nine months of 2008 to diluted earnings per share of $0.02 for the first nine months of 2009. The decrease was primarily due to the decrease in net income combined with the impact of an increase in the number of basic shares following the issuance of common stock for acquisitions in 2008.

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

Cash Flows

For the nine months ended September 30, 2009 and 2008 the Company had no significant increase in cash and cash equivalents with no significant cash on hand. Since the time of the reverse merger in 2005 the Company has operated in most periods without cash and in reliance on a revolving line of credit facility to fund its day to day working capital needs and acquisition activities.

Cash from Operating Activities

Cash provided by operating activities totaled approximately $4.5 million in the first nine months of 2009 compared to cash used by operating activities of approximately $2.8 million in the first nine months of 2008. The increase, $7.3 million, was due primarily to significant collection activity in the first nine months of 2009 compared to that of 2008. Collections were slower at the end of 2008 due to slower collections on hardware from payments made following installations for more solutions sold as bundled projects, and increased work in connection with the E-Rate program of the Schools and Libraries Division of the Federal Government (which typically has a longer collection cycle). Accordingly, the balance in receivables was much higher at the beginning of the current year than at the beginning of the prior year, resulting in significantly more collections in the first nine months of 2009.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Decreases in the consolidated balance sheet line items for accounts receivable were a result of the increased collections since the year end. The increase in inventories was due to the increased commitment for interactive whiteboard products to take advantage of volume purchase discounts and with the increased business in this product line which occurs mid-year while schools are not in operation. Accounts payable increased due to receiving inventory for volume purchase discounts. Deferred revenue decreased due to more billings for support agreements being deferred at December 31 than at the end of the third quarter, since a significant portion of agreements are billed shortly before their July 1 or January 1 start date.

Cash from Investing Activities

Cash used for investing activities totaled $1.0 million in the first nine months of 2009 compared to $2.9 million in the first nine months of 2008. The decrease of $1.9 million was due primarily to there being no payments for acquisitions in the first nine months of 2009. A decrease in property and equipment purchases and capitalization of software costs also contributed to the decrease. On the balance sheet, since year end 2008, property and equipment, capitalized software costs, and other intangible assets all declined from reduced investment in property and capitalized software and no increase in other intangible assets with no new acquisitions being offset by ongoing depreciation and amortization. Goodwill also remained flat with no acquisition activity.

Cash from Financing Activities

Cash used for financing activities totaled $3.5 million in the first nine months of 2009 compared to cash provided of $5.7 million in the first nine months of 2008. The increase in cash used of $9.2 million was due to the increased collections on receivables which were used to pay down our revolving loan facility.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Three and Nine Month Periods Ended September 30, 2009 and 2008

EBITDA increased 39% or $0.6 million to $2.0 million for the three months ended September 30, 2009 compared to EBITDA of $2.0 million reported for the same period in 2008. The increase in EBITDA was primarily due to the increase in net income over the prior year after adding back the related tax effects on the increases in net income. Adjusted (financing) EBITDA for the quarter ended September 30, 2009 increased by 41%, or $0.6 million, to $2.0 million compared to $1.4 million for the prior year for the same reason as the change in EBITDA and the change in stock-based compensation related to the engagement of a new investor relations firm.

EBITDA decreased 45% or $2.2 million to $2.7 million for the nine months ended September 30, 2009 compared to EBITDA of $5.0 million reported for the same period in 2008. The decrease in EBITDA was primarily due to the decrease in net income over the prior year after adding back the related tax effects on the decreases in net income. Adjusted (financing)

EBITDA for the nine months ended September 30, 2009 decreased by 42%, or $2.1 million, to $2.9 million compared to $5.0 million for the prior year for the same reason as the change in EBITDA and the change in stock-based compensation related to the engagement of a new investor relations firm.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Reconciliation of net income (loss) per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income (loss) per GAAP	$729	$448	$295	$1,887
Adjustments:
Income tax expense (benefit)	519	269	358	1,207
Interest expense, net	95	144	302	407
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	217	201	650	540
Amortization of software development costs	398	346	1,133	944

EBITDA	$1,958	$1,408	$2,738	$4,985

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	29	5	137	14

Adjusted (Financing) EBITDA	$1,987	$1,413	$2,875	$4,999

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

Our current credit facilities consist of:

•	$7.0 million revolving line of credit, of which $2.7 million was drawn and $4.3 million available at September 30, 2009, which bears interest at LIBOR plus 2.5% and matures June 30, 2010;

•

$1.0 million equipment note, of which approximately $0.6 million was outstanding at September 30, 2009, which bears interest at LIBOR plus 2.5%, and has a three year amortization maturing in November 2010;

•

$2.3 million in subordinated notes to Barron Partners LP (“Barron”) and the five founding shareholders, of which $1.8 million remained outstanding at September 30, 2009, which bear interest at 15% and matured August 30, 2009. In order to conserve capital and borrowing capacity, we refrained from repaying the $1.8 million in subordinated notes upon their extended maturity in August 2009. Barron subsequently demanded payment. The note holders have cooperated from time-to-time with our deferral of repayment, by extending the notes, along with periodic principal payment activity. At other times, we have remained in default (as we are currently) until such time we have been able to negotiate extensions. The notes are subordinated to our bank lender with whom we have our line of credit, who has waived any cross-default relative to the non-payment of the subordinated notes. Since our non-payment of the notes at the original May 2006 maturity, we have at all times since paid the default interest rate of 15%. It is our intention to negotiate with the note holders to extend, restructure or refund the notes. Such actions will require the cooperation and probably the consent of our bank lender. The subordinated notes are discussed further below under “—Future Capital Needs—Subordinated Promissory Notes.”

Future Capital Needs

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	$4.3 million available to our operations at September 30, 2009, under our $7.0 million line of credit;

•	burden of professional and legal compliance costs;

•	the anticipated level of capital expenditures for 2009 of $500 ($235 expended through September 30, 2009);

•	software development costs of approximately $1.0 million;

•	our scheduled debt service;

•	continued cooperation as to the deferral of payment on our subordinated debt;

•	potential future acquisitions; and

•	potential capital inflow from warrant exercises and the possibility that warrant exercises and related proceeds may not be fully realized.

The above items are described in more detail below.

Credit Facilities. Absent a significant cash inflow from the cash exercise of the warrants or otherwise, and in light of our growth and acquisition strategy, for the foreseeable future we will rely on a line of credit and borrowing facilities.

While we have drawn on our line significantly and paid it down from time to time, we cannot guarantee that cash flow from operations will be sufficient to repay our line of credit facility at the time it is due and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Although management currently believes that our existing lender will agree to a renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. We cannot guarantee that operations will generate sufficient results to meet leverage ratios to support necessary borrowings or procure new financing. Further, while our bank has closely monitored and approved of actions we have taken related to our subordinated notes, we cannot guarantee that a failure to resolve our default under or otherwise repay or restructure the subordinated notes, or to maintain the cooperation of the holders of such notes, would not at a future time negatively impact our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

Expected cash flow from operations. In addition to financing sources, our operating cash flow is a significant source for us to meet our future capital needs. Our ability to generate sufficient operating cash flow is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of costs and operating expenses required to sell and provide our solutions and services and to administer our business;

•	the cost of acquiring and retaining customers; and

•	our ability to continue to grow our customer base.

Our cash flow from operations has been reasonably strong over the past couple years and through the current quarter, as we have improved our annual earnings and have had sufficient availability under our line of credit to support our working capital needs and fund acquisitions. Two of the three acquisitions have generated cash sufficient to service the borrowings made to purchase them, and the third was purchased primarily with shares of our stock. Our greatest risk to cash flows at this time is the potential continuing impact of the current economic downturn, potentially mitigated by the potential for Stimulus funding to our customer base. Additionally, we have not paid our subordinated debt when it has come due, but rather used funds that would have been available to do so to fund our acquisitions and working capital needs. While we believe our existing facility commitments, including our line of credit, are sufficient to provide working capital in the short-term, this assessment does not take into account additional capital needs due to additional acquisitions. It also assumes growth does not significantly outpace our expectations. It further assumes we are able to effectively and timely control our costs if impacted significantly further by the recent economic downturn, and that we retain our ongoing ability to secure asset-based financing to fund our growth. We periodically engage in discussions as to other financing options and funding sources, including both debt and equity capital. Our primary reasons for pursuing other financing and equity capital are to reduce short-term economic risk relating to past and future acquisitions, and to repay our subordinated notes (potentially as part of a separate financing facility or with proceeds from the exercise of our warrants).

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

Burden of Professional and Legal Compliance Costs. For the year ended December 31, 2008, professional and legal compliance costs, excluding stock-based (non-cash) compensation, totaled $434. In the first nine months of 2009 we spent $378. These related primarily to compliance costs of operating as a public company, as well as legal and accounting costs for the registration of shares pursuant to the registration rights agreement. Management anticipates that the current level of expenses should continue and could increase somewhat, particularly as the Company grows or acquires other businesses and as the Company prepares for its first audit of its internal controls for the fiscal year ended 2010. The Company will continue to incur expenses to test and monitor controls related to the Sarbanes-Oxley Act, and to maintain the registration of shares through early 2010 as required by its commitment to Barron. Although the Company is hopeful that costs related to supplementing the registration statement for updated financial and other information will be minimal, there can be no assurances that this will in fact be the case and cost savings realized. Management anticipates that some cost efficiencies may be realized as CSI gains experience as a reporting company and management seeks to manage compliance costs, and believes economies of scale will be achieved particularly with regard to reducing these costs as a percent of revenues over time, as the Company grows.

Short Term Capital Requirements. We currently anticipate that our capital needs for 2009 will principally consist of $1.0 million for software development and $500 for capital expenditures. In the first nine months of 2009 we capitalized software of $732, including $702 of capitalized software development costs and we incurred $235 for other capital expenditures. We plan to fund 2009 needs for these items through cash flow from operations, our line of credit or other financing options discussed above.

Subordinated Promissory Notes. At September 30, 2009, subordinated promissory notes payable to shareholders totaled approximately $1.8 million. Although we possessed adequate availability on the initial due date of May 9, 2006 to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank revolving credit facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remained due and payable. We pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently we paid this and other interest due and no interest was in arrears as of September 30, 2009 or as of the date of this report.

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

Again on May 13, 2009, similar to the action taken at April 23, 2008, we and each of the holders of the subordinated notes entered into an agreement to extend the notes until August 30, 2009. In exchange for the extensions, we made a principal payment on the subordinated notes totaling $200, paid pro-rata among the note holders. Under this agreement, the Company sought to enter into a new and separate term loan facility with its bank lender to fund the payout of Barron, and to negotiate to restructure the notes payable to the remaining holders.

Once again, prior to the new maturity at August 30, 2009, and consistent with past actions, the Company attempted to negotiate with Barron for an additional extension of its subordinated debt accompanied by a partial payment. However, we have been unable to reach an agreement for an extension and on September 4, 2009 received an invoice from Barron demanding full payment of the Barron subordinated note, including interest accrued through August 31, 2009. The invoice was accompanied by correspondence indicating that if payment were not received within ten days, actions (not specified) would be taken by Barron. Thereafter, continued discussions have occurred between the Company and Barron, although no agreement as to payment or extension has been reached. The remaining subordinated notes are separately and independently held by other note holders, and have not been accelerated. These other five note holders are founders of the Company and four remain in senior management positions. These note holders have cooperated with the Company with regard to past events of default, partial payments and extensions, and management expects continued cooperation and does not anticipate any acceleration by these other note holders.

Subordinated debt is included as equity for purposes of debt covenant calculations under our senior banking facilities. Due to the bank’s position with regard to our subordinated debt and its desire to continue to monitor our financial condition without significant changes to our debt structure in light of current economic conditions, the Bank supports our efforts to delay repayment of the subordinated debt.

Management will continue to consider other options to repay this debt. Such options may include refinancing the subordinated debt with another lender, issuing equity, or a restructuring arrangement with Barron. Such options, in the case of debt or restructuring, will likely be subject to approval by the bank. The issuing of equity may be subject to the terms and conditions of our preferred stock issued to Barron.

We have received a waiver from the bank with regard to any potential breach or default under the loan documents governing our bank debt as a result of our default under, and the acceleration of, our subordinated debt. Further, the subordinated notes call for, as a penalty in the event of non-payment, an interest rate increase to 15%. The notes were due and payable in May of 2006 and have been in default and extended several times. For all quarterly periods due, following May 2006, including during periods when the notes have been under an extension and not considered in default, the Company has paid the default interest rate of 15%. Since the bank is in support of our actions with regard to our subordinated debt, we have paid the interest due at the 15% default rate, and the subordinated notes (including Barron’s note) are subordinated to our senior bank debt, we believe the ability of Barron and the other note holders to have direct recourse against us is limited. However, we cannot predict what actions Barron might take or what a final resolution would be, nor can we can give any assurances as to what impact adverse collection actions by Barron might otherwise have on our financial condition, or how such actions may be viewed by our other creditors. Nonetheless, based on experience during past events of non-payment on the subordinated notes, the support of the Bank and our other creditors under similar conditions, and the other factors noted above, we expect that the dispute concerning non-payment of the Subordinated Notes will not have a significant negative impact on our business or its operations.

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

We acquired McAleer on January 2, 2007. We believe the acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. Also, on March 31, 2008, we consummated the acquisition, effective April 1, 2008, of substantially all of the assets and business operations of ICS, and the acquisition of Version3 on August 14, 2008. We believe that the acquisition of ICS and Version3 will, likewise, provide a number of strategic benefits. A large portion of the cash consideration for the McAleer and ICS acquisitions was funded by draws under our bank revolving credit facility, thereby reducing our availability under the facility to support working capital needs. Also, the acquisition of McAleer and ICS, like most acquisitions of operating businesses, has increased working capital needs of the Company from time to time, primarily due to differences in the timing of collections, typically once a year, and ongoing labor costs for product implementations and the provision of support services. While our line of credit may be sufficient, its adequacy may be strained by our increased working capital and other needs as a result of acquisition activity. We continue to pursue other opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization. A number of options, as discussed above, are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

Potential Capital Inflow from Warrants Exercise. A significant amount of cash and capital for the Company would be generated by the exercise by Barron of its common stock warrants (“Barron warrants”). The exercise of the remaining warrants with an exercise price of $0.70 would generate approximately $0.4 million. The exercise of our warrants priced at $0.85 would generate approximately $1.4 million. The exercise of our warrants priced at $1.3972 would generate approximately $2.8 million. The exercise of our warrants with a price of $2.0958 would generate approximately $4.2 million. We have also issued warrants for 300 shares to DC Consulting, an investor relations firm, each for the purchase of 100 shares at exercise prices of $0.70, $1.00 and $1.20, respectively. The exercise of these warrants (“DC Consulting warrants”) could generate approximately $0.3 million. The Barron warrants expire February 10, 2010 and the DC Consulting warrants expire June 1, 2011.

The exercise of the warrants is in the sole discretion of Barron and DC Consulting (collectively “the holders”), subject to in the case of the Barron warrants, restrictions in the preferred stock and the warrant agreements prohibiting Barron from beneficially holding greater than 4.9% of our outstanding common stock at any time. Although we presume any decision by the holders to further exercise the warrants or any portion would depend upon our stock price, results of operations and the long term outlook for the development of our business, among other things, we cannot predict if and when the holders may exercise the warrants. Accordingly, there can be no assurance that the holders will exercise additional warrants and that we will receive any resulting capital.

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

We continuously consider and pursue other financing options which could include mezzanine financing or other capitalization alternatives. These options are under consideration and could provide longer-term financing to match our long-term capital needs. Such needs would include providing longer term financing for the recent acquisitions of McAleer, ICS and Version3, potentially supporting additional acquisition activities, and increased working capital. Our evaluation of potential long-term funding sources has also included exercise of the warrants held by Barron and the potential future repayment of our subordinated notes as an initial use of any such future funding. Encouraging the earlier exercise of the warrants and an earlier increase in the float of our stock entered into our decision to reduce the pricing on a portion of the warrants in the fourth quarter 2006. In late 2007 Barron exercised for approximately 1.0 million warrant shares providing capital proceeds of approximately $0.7 million, which was used at that time to reduce the balance of our revolving line of credit. There is no guarantee additional warrant exercises will occur or when, and the warrants expire in February 2010. Depending on cash flow from current operations or warrant exercises, should we find longer-term funding unnecessary, we may not take advantage of such additional funding options, thereby paying down debt or making acquisitions from cash flow from current operations or other borrowings, while minimizing any potential for dilution from any additional raise of capital through the issuance of shares or exercise of warrants.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective for the reporting period ended September 30, 2009.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

I. Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Bank (USA) is a facility under which we may borrow, repay and then re-borrow. Advances and repayments occur daily under the credit facility, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through October 20, 2009. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through August 10, 2009, was previously disclosed in our Form 10-Q filed with the Securities and Exchange Commission on August 12, 2009.

Date	Loan Balance
August 12, 2009	$1,747
August 17, 2009	2,394
August 25, 2009	1,768
August 28, 2009	2,467
September 4, 2009	2,244
September 14, 2009	4,074
September 22, 2009	3,065
September 28, 2009	3,948
September 29, 2009	2,447
October 2, 2009	2,514
October 6, 2009	1,981
October 9, 2009	2,856
October 15, 2009	2,506
October 20, 2009	1,595
October 23, 2009	2,135
October 27, 2009	1,804
October 30, 2009	2,294
November 3, 2009	2,742
November 6, 2009	3,208
November 9, 2009	3,492
November 12, 2009	2,718

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Letter Agreement by and between the Company and RBC Bank (USA) dated September 3, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 4, 2009).

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: November 16, 2009	By:	/S/ NANCY K. HEDRICK
Nancy K. Hedrick
President and Chief Executive Officer

Date: November 16, 2009	By:	/S/ DAVID B. DECHANT
David B Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement by and between the Company and RBC Bank (USA) dated September 3, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 4, 2009).

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.