Form 10-K
period 2009-12-31
Computer Software Innovations, Inc.
filed 2010-03-31
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,022,447

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 23, 2010
Common Stock, $0.001 par value per share	7,247,629 shares

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2010 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

PART I

(Dollar amounts in thousands, except where specifically stated)

Item 1.	Business

A. Description of Business

Unless the context requires otherwise, “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the combined business of Computer Software Innovations, Inc., a Delaware corporation, and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation.

We develop software applications and provide hardware-based technology solutions. We account for these under two segments, the Software Applications Segment and the Technology Solutions Segment.

Software Applications Segment

Our initial internally developed software product was developed for financial management of public sector entities, primarily local government and kindergarten through grade 12 (“K-12”) organizations. The largest portion of our revenues are derived from the K-12 education market space, with the local government being one of our fastest growing segments. Recently acquired products are also used in higher education. We may pursue other markets but currently they are not a substantial focus.

Our internally developed software efforts have grown to consist primarily of three product groups:

•	Fund accounting based financial management software

•	Standards based lesson planning software

•	Identity and access management software

•

Cloud-based (hosted on computer servers in technology infrastructure environments external to customer sites, with remote customer program execution and access via the internet) communication and collaboration solutions

Our initial and primary software product, fund accounting based financial management software, was developed for those entities that track expenditures and investments by “fund,” or by source and purpose of the funding. Our fund accounting software is used primarily by public sector and not-for-profit entities. In the initial state of our focus, South Carolina, and that of an acquired operation, Alabama, more than 90% of the K-12 school districts run our fund accounting software products. We also have a significant presence in the local government market space in these two states. In addition we have implementations in school districts or local government entities in six other states in the southeast: North Carolina, Georgia, Louisiana, Mississippi, Tennessee and Florida. We are looking to expand our financial management solutions to a national level, which will include accommodating expanded local and state reporting requirements.

In September 2005, we acquired standards-based lesson planning software (“curriculator®”). The software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The product is in several K-12 schools, but is not currently a significant revenue driver.

In August 2008, we acquired our Identity and access management solutions through our acquisition of Version3, Inc. (“Version3®”). Our identity and access management solutions provide single sign-on, application access management and provisioning based on Microsoft® Identity Lifecycle Management and Microsoft SharePoint deployments. While Version3 solutions are not solely designed for the education market segment, many recent projects have been directed to K-12 and higher education. Prior to the acquisition, CSI was a reseller of Version3 solutions. We anticipate, by joining forces with Version3, synergies will be achieved to expand sales efforts, enhance delivery efficiencies, and allow increased focus on new product development and enhancements to existing solutions. Version3’s solutions do not require the level of integration with local or state reporting as do our financial management products. As a result, the Version3 installations have already expanded to a national level and include a few international implementations.

In August 2009 we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views. It is anticipated this solution will be available in the second quarter of 2010.

Results of operations related to our software-based solutions are reported through our Software Applications Segment.

Technology Solutions Segment

We also provide a wide range of technology solutions. Our 21st Century Connected Classroom provides a seamless integration of instruction, collaboration and network infrastructure with its interactive classroom solutions. These solutions integrate various technologies into a single learning environment and can include interactive whiteboards, projectors and audio augmentation, as well as IP (internet protocol) telephony, one-to-one laptop initiatives (one portable computer for each student), wireless technologies and video conferencing for distance learning. Our solutions also encompass other core IT (information technology) solutions, including network infrastructure, security, network and hardware monitoring, systems and solutions management, design, engineering, installation, training and ongoing support and maintenance. Results of operations related to our technology-based solutions are reported through our Technology Solutions Segment.

Due to the focus of our software products on the K-12 Education market space, our revenues from our technology solutions are derived primarily from the K-12 education market space with local government and higher education markets also contributing. The 21st Century Connected Classroom has been a significant factor in maintaining the K-12 education market space as our largest revenue contributor.

Public Organization, Contact and Trading Information

Our operations are those of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation organized in 1990 (“CSI – South Carolina”). The history of CSI – South Carolina is described in “—C. History and Restructuring of CSI – South Carolina.” Our current business operations are described in “—B. Overview” and elsewhere in this “Item 1. Business.”

Our principal executive offices are located at 900 East Main Street, Suite T, Easley, South Carolina 29640. Our telephone number at that location is (864) 855-3900.

We maintain an Internet website at www.csioutfitters.com. Certain pertinent information about our business, products and services and recent developments is posted on our website. The information on our website does not constitute a part of this report.

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

We develop software applications and provide hardware-based technology solutions. We monitor our business as two segments, the Software Applications Segment and the Technology Solutions Segment, but take advantage of cross-selling and integration opportunities.

Typically, in the general marketplace, sales of software and related services generate significantly higher margins than sales of hardware. Because revenues in our Software Applications Segment are from sales and support of proprietary software products (also referred to as “software and related services”) and are coupled with a relatively small volume of sales of hardware-based solutions necessary to run the products, our Software Applications Segment produces higher margins than our Technology Solutions Segment. Conversely, revenues in our Technology Solutions Segment are primarily from sale of hardware-based solutions, and a relatively smaller amount of revenues from integration services (also referred to as “hardware sales and related services”). Accordingly, our Technology Solutions Segment produces lower margins than our Software Applications Segment.

By strategically combining our fund accounting software with our ability to integrate computer and other hardware, we have been successful in providing a variety of technological solutions to over 700 clients located in South Carolina, North Carolina, Georgia, Alabama, Louisiana, Mississippi, Tennessee, and Florida. As a result of our acquisition of Version3 we also have a handful of clients in other states and internationally (Canada and the United Kingdom). We are pursuing a national presence with a primary initial focus on the southeastern region of the United States.

Software Applications Segment

Our Software Applications Segment includes our proprietary software solutions. These solutions are supported by a staff of software developers, implementers, trainers, sales personnel and applications support specialists focused primarily on the development, sale, deployment and support of these “in-house” software products. Our proprietary products consist primarily of financial management software, standards-based lesson planning software, identity and access management software and cloud-based communication and collaboration solutions.

Financial Management Software

Our Software Applications Segment develops financial management software. This software provides accounting, administrative and other management functionality for organizations that employ fund accounting. These organizations include our primary target market: municipalities, county governments and school districts. Our software provides a wide range of functionality to handle public sector and not-for-profit accounting and financial and informational reporting requirements. The software is written in modules which can be sold separately or as a fully-integrated package so that information keyed in one module will be updated electronically into other modules to minimize data entry and improve productivity.

More detailed information concerning the modules noted above and additional specialty modules is presented in “—F. Product and Services.”

We currently have three competitive fund accounting products which the Company continues to develop and support. We also develop new modules as add on products and take existing modules from one product and integrate them with another to reduce development costs and increase revenue opportunities. It is our plan to eventually move to one product platform, taking advantage of the best functionality of all the software products. Accordingly, these products will follow an upgrade path to the latest releases as they are developed.

Standards-Based Lesson Planning Software

“curriculator” our Standards-Based Lesson Planning Software, is designed to allow teachers to create lesson plans that tie to a state’s curriculum standards. Lesson plans may then be reviewed by school administrators and reports generated to determine if standards have been met. The product provides a relatively new, more structured approach to lesson planning by teachers and the ability for administrators to review, monitor and support instruction. The product is currently not a significant revenue generator. While we believe there is a need for the software, the adoption rate is slow as teachers and administrators must adapt to a greater use of technology within the lesson planning process. As a result, our focus on this product is limited and we are unsure if or when curriculator will become a significant revenue generator. Additional information concerning the Standards-Based Learning Planning Software is presented in “—F. Product and Services.”

Version3—Identity and Access Management Software and Cloud-Based Communications and Collaboration Solutions

We provide identity and access management products and Microsoft SharePoint development. Our identity lifecycle and access management products provide single sign-ons, application access management and provisioning based on Microsoft’s Identity Lifecycle Management and Microsoft SharePoint deployments. While Version3 solutions are not solely designed for the education market segment, many recent projects have been directed to K-12 and higher education. Version3’s solutions do not require the level of integration with local or state reporting as do our financial management products. As a result, the Version3 installations have already expanded to a national level and include a few international implementations.

Our CSI@K12, cloud-based communication and collaboration solution, based on Microsoft’s Live@edu hosted email solution, is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools including class sites, and social media tools, delivered in a browser and native Microsoft Outlook access and views. It is anticipated this solution will be available in the second quarter of 2010. The solution is not currently a significant revenue generator. However, as a hosted email solution it is eligible for the first priority (“priority one”) level of funding under E-Rate, a government program providing funding for telecommunications, internet access and internal connections for schools that have a very high free and reduced lunch rate count. We believe eligibility for priority one funding coupled with the need for the functionality the product delivers will create revenue growth opportunities in future years.

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

In addition, we provide network integration solutions as a value added reseller (selling equipment purchased from vendors to which we have added our engineering services) of computer hardware and engineering services. We purchase and resell products from a variety of manufacturers such as Dell, Hewlett-Packard Company (“HP”), Cisco, Microsoft, Novell, Promethean, Tandberg and others.

We have combined many of these products and services into an integrated offering, our 21st Century Connected Classroom. This has been a significant factor in substantially increasing our revenues in the Technology Solutions Segment over the last several years. More detailed information concerning the technologies provided by our Technology Solutions Segment is presented in “—F. Product and Services.”

Segment Information

Our business efforts are focused on the two key operating segments: internally developed software applications and related service and support (our “Software Applications Segment”), and hardware-based technology solutions and related service and support (our “Technology Solutions Segment”).

The chart below shows revenues, gross profit and gross margin by business segment for the years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues
Software Applications Segment	$14,904	$13,559
Technology Solutions Segment	$36,913	$45,144

Revenues	$51,817	$58,703

Gross Profit
Software Applications Segment	$5,807	$5,514
Technology Solutions Segment	$5,533	$7,304

Gross Profit	$11,340	$12,818

Gross Margin
Software Applications Segment	39.0%	40.7%
Technology Solutions Segment	15.0%	16.2%
Gross Margin	21.9%	21.8%

Additional information concerning segment financial information is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The slight increase in overall margin is due to the higher margin Software Applications Segment making up a larger percentage of the total Company gross profit than compared to prior year.

C. History and Restructuring of CSI – South Carolina

Our current business operations are those of CSI – South Carolina. CSI – South Carolina was incorporated under the name of Compu-Software, Inc. as a South Carolina corporation on January 12, 1990 and subsequently changed its name to Computer Software Innovations, Inc.

On February 10, 2005, CSI – South Carolina and VerticalBuyer, Inc. (“VerticalBuyer”), its then 77% owned subsidiary and an inactive shell company, entered into the Agreement and Plan of Merger. The agreement provided that CSI – South Carolina would merge into VerticalBuyer, with VerticalBuyer being the surviving corporate legal entity. As a result, CSI – South Carolina became a publicly held company reporting to the SEC. Also on February 10, 2005, CSI – South Carolina and Barron Partners LP (“Barron”) entered into definitive agreements for a preferred stock investment in the Company following its merger with CSI – South Carolina. The merger and transactions with Barron were consummated February 11, 2005.

In the merger, CSI-South Carolina merged into VerticalBuyer, with VerticalBuyer continuing as the surviving corporation. Subsequently, VerticalBuyer changed its name to “Computer Software Innovations, Inc.” In the merger transaction, the former stockholders of CSI - South Carolina received, in exchange for their shares of CSI - South Carolina common stock, two sets of notes totaling $3,625 and $1,875, respectively, and 2,526,905 shares of common stock. Such consideration was in addition to a premerger dividend by CSI - South Carolina to the five shareholders. The set of notes totaling $3,625 was repaid to the former CSI - South Carolina shareholders immediately following the merger from the proceeds of the preferred stock and the $1,875 subordinated note issued to Barron. Subordinated notes payable to the former shareholders of CSI - South Carolina totaling $1,875 remained outstanding following the merger. Amounts outstanding under these notes totaled $1,750 as of December 31, 2009. The shares of common stock of VerticalBuyer previously held by CSI - South Carolina, representing approximately 77% of VericalBuyer’s issued outstanding capital stock, were canceled in the merger. The remaining stockholders of VerticalBuyer retained their existing shares, subject to a 40 to 1 reverse stock split.

Pursuant to the Preferred Stock Purchase Agreement with Barron, immediately following the consummation of the merger we issued to Barron 7,217,736 shares of our newly created Series A Convertible Preferred Stock in exchange for the payment of $5,042. Barron also loaned the merged company an additional $1.9 million, in the form of a subordinated note on the same terms as the subordinated notes payable to the former CSI - South Carolina shareholders. As of December 31, 2009, there was $875 outstanding under the Barron subordinated note. Barron was also issued two warrants to purchase in the aggregate 7,217,736 shares of common stock. The preferred stock is convertible into common stock on a one-for-one basis. The original exercise prices of the warrants were $1.3972 and $2.0958 per share. On December 29, 2006, the Company entered into an agreement with Barron to divide, amend and restate the warrants. In particular, a portion of such warrants were reduced in price. Over the life of the warrants, Barron exercised the warrants to the extent of 1,053,800 common shares. The warrants expired on February 10, 2010.

The conversion of the preferred stock is, and the exercise of the warrants were, subject to restrictions on ownership that limit Barron’s beneficial ownership of our common stock. Barron is generally prohibited from converting preferred stock to common stock and was prohibited from exercising warrants in an amount that would cause him to beneficially own greater than 4.9% of our common stock at the time of exercise. This prohibition was in place as Barron did not wish or intend to be deemed an “affiliate” or “control person” under federal securities laws. Pursuant to the terms of the Certificate of Designation governing the preferred stock, and the terms of the warrants, the ownership cap may not be amended or waived without the approval of the common stockholders of the Company, excluding for such vote all shares held by the holders of preferred stock and warrants (including Barron) and any directors, officers or other affiliates of the Company.

In conjunction with the Preferred Stock Purchase Agreement, the Company also entered into a Registration Rights Agreement with Barron, whereby we agreed to register the shares of the common stock underlying the preferred stock and warrants to be sold to Barron. The registration rights agreement generally required us to keep a registration statement effective for the resale of Barron’s securities for thirty-six months or until such time as the securities were sold or became unrestricted. Our obligation to maintain an effective registration statement expired with the expiration of the warrants, as the shares from conversion of the preferred now may be freely sold under Rule 144 of the Securities Act.

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

E. Our Niche in the Governmental and Educational Technology Market

There are approximately 3,100 counties (according to the U.S. Dept. of Census), 36,000 cities and towns (according to the National League of Cities) and more than 14,000 school districts (according to the National Center for Education Statistics) in the United States. Each of these organizations is a potential candidate for an integrated financial management system as well as for various technology services and products. Since many local governments are moving toward outsourcing of information technology services, even more opportunities are available for our services. In 2009, the sale of software, hardware and services to education and local government entities represented approximately 86% and 12% of our total revenues, respectively. Sales to non-educational, non-governmental organizations accounted for approximately 2% of our total sales.

Our customer base is discussed in more detail under “—K. Customers” below.

F. Products and Services

Software Applications Segment

Financial Management Software

We provide the CSI Fund Accounting Software (SmartFusion) to a variety of clients in an integrated financial management system. We generate revenue from SmartFusion as outlined below. Each of the products and services creating these sources of revenue is described in the remainder of this section.

•	Sales of software licenses to new clients;

•	Sales of new/additional modules to existing clients;

•	Installation of software;

•	Data conversion from legacy systems;

•	End user training;

•	Guaranteed service agreements; and

•	Sales of third party products to enhance functionality of SmartFusion.

Our most recent proprietary fund accounting system, SmartFusion, is written in Microsoft’s .Net (pronounced “dot-net”) and SQL (pronounced “sequel” and standing for Structured Query Language) database technologies. This version provides improved performance, scalability, more flexible data access, and native data tagging (XML or Extensible Mark-up Language) web support. SQL and .Net have become the industry standards for software development, and XML has become an industry standard for data tagging and retrieval. We have completed the conversion of our core accounting and human resource modules to the SmartFusion platform and are now installing this solution for most new installations as well as upgrading our CSI Accounting +Plus to this version. We anticipate completing the specialized municipal applications, such as Utility Billing and Business License, during the remainder of 2010 and into 2011 at which point SmartFusion will be installed in new accounts.

In addition to software sales, we offer ongoing customer support for the accounting software. This support is provided under a guaranteed service agreement, providing the client with phone support, online user assistance and routine updates to the software.

A software service option called “Service+Plus” is also available. This plan provides the normal coverage of a guaranteed service agreement but also includes version protection: clients will get new major releases of the software without additional fees. Service+Plus also provides clients free attendance to webinars (seminars which may be attended remotely by use of the internet), free user conference attendance, one free Crystal Reports® training class each year, disaster recovery (off-site data storage) and discounts on additional software modules, training and engineering services.

The SmartFusion software suite is designed as a modular solution. The modules are sold separately to enable customers to pick and choose only those modules that are needed to provide desired functionality. Major modules in the software suite are shown in the following table:

Accounting Modules	Specialty Modules
Accounts Payable	Audit Reporting
Accounts Receivable	Claims Reimbursement
Budget Preparation	Food Service Reporting
Check Reconciliation	Inventory
Cost Allocation	Pupil Activity Accounting
Fixed Assets	Warehouse Requisitions
Fund Ledger	Employee Self Service
Payroll	eGovernment (Online Bill Pay)
Purchasing	Document Services
System Manager

Payroll / Human Resources Support Modules	Municipal Modules
Absent Employee Tracking	Business License
Applicant Tracking	Cash Collections
Available Substitutes	Construction Permits
Insurance and Benefits	Utility Billing
Personnel	Tax Collections
Position Control

Our development team writes and maintains the SmartFusion modules. The support of these modules includes routine enhancements, governmentally required changes (e.g., Form W-2 format changes) and problem fixes. We provide updates to the CSI system through our website.

In 2007, CSI acquired the fund accounting software of McAleer Computer Associates, Inc. (“McAleer” or “CSI- Mobile”), targeted at the K-12 education market space. In 2008, CSI acquired the fund accounting software of ICS Systems, Inc. (“ICS” or “CSI-Greensboro”), targeted at the local government market space. Neither of these products are available in Microsoft .Net and SQL versions. Both products include modules similar to those included in SmartFusion (as discussed above). These acquired products continue to be marketed, sold and supported in areas surrounding their installed client base. The goal is to merge the functionality of these acquired products into a single SmartFusion product over time.

Our financial management systems accounted for 26% of revenues in 2009, 23% in 2008, and 19% in 2007.

Standards Based Lesson Planner

Our Standards Based Lesson Planning software, “curriculator” is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. The system also supports curriculum maps to allow a district to assure key learning objectives are met consistently within the lessons planned. These lesson plans may then be reviewed by school administrators and a report generated to determine the standards that have been met or need to be met. This is particularly important as school systems develop higher accountability standards. In addition, the federal legislation of “No Child Left Behind Act” has focused greater attention on schools’ adequate yearly progress (“AYP”), and meeting curriculum standards is an important component of these measurements. Standards based lesson planning software allows a school to document its compliance with the curriculum standards as a component of its compliance with the “No Child Left Behind Act” legislation.

We continue to add functionality to the product based on feedback from current user groups. Costs related to identifying such functionality and their technological feasibility are expensed while costs related to programming of known technologically feasible improvements are capitalized.

We believe sales of this product, while not yet material, may provide significant additional revenue in the future as we offer this additional product to our existing school-based customers. However, we can give no assurance that this software product will in fact prove successful. The product is not yet cash flow positive; however, the costs related to this product are not material.

Version3—Identity and Access Management and Cloud-Based Communications and Collaboration Solutions

Our Identity and Access Management software enhances the services provided under Microsoft’s identity lifecycle management framework with Microsoft’s Active Directory as a core. These solutions include the following:

•

Version3 Simple Sign-OnTM is an identity management solution which gives users seamless and secure access to run their Microsoft Windows® applications without compromising security by having to remember or separately track their user ID’s and passwords.

•

Version3 Enhanced AuthenticationTM enables users to move seamlessly and transparently between applications and domains through the transport and verification of authenticated user identities between different environments. This provides the foundation of a secure portal strategy. This is a product with a short sales cycle allowing introduction to Version3 within an account. The product can be installed in under a day.

•

Version3 ILM ConnectTM (Provisioning) automates the tasks associated with the establishment of user accounts including establishing user rights and logins to various applications, and home folder moves. It is able to create users and establish rights and logins based upon additions and changes in student information systems and human resource solutions.

Our Cloud-Based Communications and Collaboration Solutions include the following:

•

Version3 Education Portal provides a working platform where teachers, students and parents can comfortably collaborate around the learning experience, incorporating tools for managing digital content, personal communications and personal resource/time management. The Education Portal incorporates our Simple Sign-On and Enhanced Authentication technologies.

•

CSI@K12 is a K-12 communication and collaboration platform in partnership with Microsoft. Instructional Communications Management (“ICM”) is a complementary technology for describing and integrating all the different modes of communication that participate in educational dialogues. Not just email from the teacher, ICM involves all facets of communication between educators, learners and other supporting players (parents, tutors, community, etc.) CSI@K12 is the enterprise class solution that imbeds Microsoft’s award-winning Live@Edu (hosted email), satisfies K-12 compliance and security requirements, and is E-Rate fundable. CSI@K12 provides an integrated portal experience for users, providing email, homework and class tasks, network file access, and a rich set of collaboration tools including class sites and social media tools, delivered in a browser and native Outlook access and views. CSI@K12 provides the core tools necessary for the efficient management of rules and policies necessary to meet regulatory requirements for the implementation and use in a K-12 environment.

Certain of Version3’s products are established nationally, with a few international installations. The products are easily scalable to an expanded geographic region beyond the eight-state footprint of our software applications and our core geographic presence with our technology solutions and provide a broader launching point for these and other CSI solutions. We anticipate this will strengthen our efforts to increase our presence on a national scale.

Technology Solutions Segment

Our Technology Solutions Segment provides solutions to more than 200 educational and local governmental organizations in South Carolina, North Carolina, Georgia and Alabama. This segment provides professional network integration services as well as network computing solutions to our customers. We strive to deliver high-quality hardware, software and related professional services to help our customers plan, acquire, implement, manage and upgrade their organizations’ information systems.

These technologies include, but are not limited to:

•	education technologies (distance learning and classroom learning tools, including interactive white board solutions, classroom audio augmentation and video for distance learning);

•	IP Telephony and IP Surveillance (sending voice calls and surveillance across the internet using internet protocol (“IP”), a standard method for capturing information in packets);

•	wide area networking (linking a group of two or more computer systems over a large geographic area, usually by telephone lines or the internet);

•	wireless networking (linking a group of two or more computer systems by radio waves);

•	system and network integration (combining different computer programs, processes and hardware such that they operate and communicate seamlessly as a tightly-knit system);

•	technology planning (developing plans to purchase or upgrade computers, telephone equipment, cabling and software);

•	project management (overseeing installation of computers, telephone equipment, interactive white board equipment, cabling and software);

•	hardware/software sales and installation;

•	support and maintenance (using Novell, Microsoft, and Cisco certified engineers and other personnel to fix problems); and

•	system monitoring (proactively monitoring computers and software to detect problems).

We have established associations with some of the largest vendors in the industry, and with others whom we believe offer innovative products. We believe that strong industry relationships will further enhance our competitive position. We have developed and maintain the following major vendor relationships:

•

Our focus on the K-12 sector has led to our developing relationships with vendors who specialize in technologies for the classroom. Promethean Collaborative Classroom Solutions offer what we consider to be the industry-leading solution for transforming the classroom into an interactive learning environment. Using Promethean’s ActivBoards, students are able to use a stylus on a special electronic white board to interact with computer projected images. The computer reacts to the stylus activity and projects the results. Although there are other competitive products in the marketplace, by having an exclusive sales arrangement (except for certain distributor relationships) to market an industry-leading solution in North Carolina, South Carolina and southern Alabama, we believe we are better able to maintain gross margins than would otherwise be possible. In addition to selling the ActivBoards, we offer installation services, end user training and market complementary products (e.g., projectors, PC Tablets, audio amplification systems) to be used with the boards for the collaborative classroom. Our classroom solutions are currently a primary, substantial revenue generator.

These solutions have generated approximately 44% of sales in 2009, 41% in 2008 and 53% in 2007.

•

Significant focuses in the Technology Solutions Segment include IP (internet packet-based) telephony, wireless, system security and routing/switching. We have a strategic relationship with Cisco Systems, Inc. (“Cisco”), a worldwide leader in networking for the Internet and technology innovation, whereby Cisco provides the hardware necessary to implement these systems. We purchase the majority of our Cisco equipment through Ingram Micro. Ingram Micro is a multi-national distributor of technology hardware. Although we are an indirect reseller of Cisco products, we periodically work closely with Cisco representatives, particularly on large sales. This relationship occasionally produces customer leads and referrals. We also encourage our employees to pursue Cisco technical certifications as such certifications, as well as the achievement of certain sales volumes of Cisco products can make us eligible for certain incentives periodically offered by Cisco. We also participate in state contract pricing frameworks that Cisco has established with public entities. Purchases from Ingram Micro are made on an individual purchase order basis. We have no formal agreements with Ingram Micro. We also provide infrastructure solutions which incorporate other vendors technologies. Our infrastructure solutions revenues account for 15% of sales in 2009, 27% in 2008 and 18% in 2007.

•

Initiatives in the K-12 market space include one-to-one computing whereby each student is provided a laptop. We deploy laptops, desktops, and netbook computers, personal devices and file servers in a variety of client network environments. We have strategic relationships with Dell and HP, which produce technology solutions that span information technology infrastructure, personal computing and access devices, global services and imaging and printing for enterprises. We provide professional services to deploy these devices. We provide certain support and authorized repair and maintenance for which we are separately compensated. To provide these services, some of our personnel have received training and certifications.

Our relationship with Promethean is established through a reseller agreement, under which we are able to sell interactive whiteboard products on an exclusive basis (except for certain distributor relationships) in South Carolina, North Carolina and southern Alabama.

Our relationships with Cisco, Dell, HP and Tandberg are established through standard reseller agreements. These agreements make us eligible to resell products on a generally non-exclusive basis, many in specifically authorized geographic regions, and make us eligible, from time to time, for periodic promotions, special offers and manufacturing standard volume discounts and rebates, when offered. Occasionally we may request special pricing for large volume deals, particularly in competitive situations, which may be approved on a case by case basis. Due to our sales and marketing success on behalf of vendors, we have been asked from time to time to represent products in new geographic regions and to new customer verticals. As we expand we may exploit these opportunities as they come available and as we have the financial justification to create the physical presence to do so.

In addition to the above relationships, we also have developed relationships with FrontRow, Microsoft, Novell, Symantec, and other hardware-based solution providers, which are on similar terms with those of Cisco, HP, Dell and Tandberg, and some of whose products we may purchase either from the manufacturers or through our distributor relationship with Ingram Micro (discussed above). We also have one additional distributor, Synnex, which is also a distributor of technology solutions. Our purchases from Synnex, like those from Ingram Micro, have, at times, equaled more than 10% of our annual purchase volume. We have no formal agreement with Synnex to purchase technology and, like Ingram Micro, purchase products on a purchase order by purchase order basis. The products purchased from Synnex are also readily available through other distributors.

G. Strategy – Market Penetration and Geographic Expansion Through Organic Growth and Acquisitions

General

Our strategy is to grow our business through a combination of organic growth of our software applications and technology solutions, as well as expansion through acquisitions, both within our existing geographic reach and through geographic expansion. As we have opportunity we also look to expand the geographic reach of our products and services, both organically and through acquisitions. We are pursuing a national presence with a primary, initial focus on the southeastern region of the United States.

Organic Growth

Our organic growth strategy is to increase our market penetration and client retention through the upgrade of, and expanded sales efforts with, our existing products and development of new and enhanced software and technology solutions. A high level of client retention is sustained by our providing responsive, ongoing software and technical support, monitoring and maintenance services for both the solutions we sell and other client technology needs.

Our client retention and new customer acquisition is also enhanced by our capability to provide both software and hardware-based solutions and support, which we market as a competitive advantage. By providing a client the ability to call one solution provider and circumvent the difficulties that often arise when dealing with multiple vendors, we believe we are able to achieve higher long-term client satisfaction and a competitive advantage in the marketplace.

Repeat business from our existing customer base has been key to our success and we expect it will continue to play a vital role in our growth. Over the past ten years we have retained more than 90% of our software customers. Our focus is on nurturing long-standing relationships with existing customers while establishing relationships with new customers.

Acquisitions

Our competitive markets are occupied by a number of competitors, many substantially larger than we, and with significantly greater geographic reach. We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies of scale both within our existing footprint and expanded territories. We may also utilize acquisitions, whenever appropriate, to expand our technological capabilities and product offerings. One significant reason for our entering into the merger and recapitalization transaction in February 2005 was to allow us to access public capital markets as a source of funding to permit us to grow through acquisitions.

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

Software Applications Segment Strategy

Financial Management Software

Our strategy for our Financial Management Software is to continue to achieve market penetration with new customers in our existing and expanding footprint and increased sales of new modules and enhanced functionality to our existing customer base. To remain competitive we must periodically upgrade our software to the platform most commonly requested by the market, such as the Microsoft .Net and SQL framework and continue our focus on enhancing applications through the addition of new functionality. These upgrades and enhancements include changes to meet different reporting requirements for other geographic regions such as new states, to help support our strategy of not only increasing our market penetration within our current geographic region but also presenting a competitive product in new territories. Geographic expansion and increased market presence is also achieved through our acquisition strategy which has included the purchase of financial management software and is described in more detail above.

Standards-Based Lesson Planning Software

Addressing “No Child Left Behind Act” requirements and meeting state curriculum standards are issues for educators in every state. We use sales calls, our web presence, attendance at educational trade shows and direct mail campaigns to introduce and sell our lesson planning software with initial efforts focused on the southeastern states. This product provides a relatively new, more structured approach to lesson planning including the ability to manage the consistency of lesson plans in relation to curriculum use objectives and state standards for improved learning. Typically lesson plans have not been maintained in a computer-based system where they can more easily be reviewed, commented on and otherwise managed. However, the adoption rate and sales cycle has been slow as teachers and superintendents must adopt to a greater use of technologically and a more structured approach within the lesson planning process. Accordingly, the product is in several K-12 schools including some specifically focused on improving their test scores, but is not currently a significant revenue driver. We have limited our commitment to resources for marketing and selling this product line until we see the adoption rate and close cycle improve with the increased use of computers in the classroom environment.

Version3—Identity and Access Management and Cloud-Based Communications and Collaboration Solutions

In August 2008, we acquired Version3, Inc. (“Version3”) and its intellectual property. These solutions are centered around Identity Lifecycle Management (ILM) and cloud-based communications and collaboration solutions, including those based on Microsoft’s Live@edu hosted exchange and SharePoint environments. As with our financial management software, our strategy is to continue the enhancement of our existing products and introduce new products surrounding identity management and communications and collaboration technologies.

While the solutions, discussed in more detail under “-F. Products and Services” above, could be directed toward various verticals, we are focusing our efforts on the K-12 and higher education market. CSI’s existing customer base includes school districts throughout the Southeast and our existing sales teams are now marketing the Version3 solutions to these clients. We have also use telesales efforts. As opportunities are uncovered, we are able to provide webinars to overview the solutions and then provide in-depth demonstrations. The ability to sell the solutions without having to have ‘feet on the street’ in various geographies allows us to sell throughout the United States as well as internationally. In addition to our own sales efforts, we also resale the product on a limited basis through distribution to and through other business partners, such as DELL, and directly with the assistance of commission-based referring partners. Product availability is also communicated on a limited basis by Microsoft, since the Version3 products supports the adoption of Microsoft software. Additionally, Version3 has released shareware tools to enhance the ease of administration of the related Microsoft products to promote additional collaboration and innovation and exposure to the Version3 product brands.

Geographic Expansion

We are able to deliver software applications, demonstrations and training over the internet and deliver support by internet or phone. Accordingly, for our software applications segment, we plan to expand our geographic reach to a national level more quickly than for our Technology Solutions Segment. Software marketing efforts may include attendance at national trade shows and national telemarketing, direct mail and web advertising. We will continue to consider acquisitions of businesses and products with penetration in other territories as a method of geographic expansion.

Technology Solutions Strategy

Expansion of Offerings

We are continually seeking new hardware offerings to present to our clients. Our spending on research and development is generally insignificant. As old technologies expire and new technologies emerge we work to stay a short distance behind the new product curve, adopting primarily those solutions that are proven in the marketplace. As a reseller with internal technical personnel and more than 900 public sector clients, we are periodically approached by vendors and manufacturers to expand into new territories or represent new or additional products to our existing customer base and, on occasion to other customer verticals. We also pursue the opportunities within our existing verticals. (Historically we have had no significant revenues generated by verticals outside of the education and local government verticals). For example, new product opportunities we evaluate could include additional products in the following market spaces in which we are already engaging: storage solutions, database technologies such as standardized data-tagging (XML or Extensible Mark-up Language) applications for improved data retrieval, internet based audio and video distribution (equipment used to broadcast audio and video communications), metropolitan wireless (city-wide wireless public internet access and city-wide wireless network access by city employees) and additional service capabilities. As with our other hardware-based solutions, we plan to enter into reseller arrangements with equipment and solutions providers or manufacturers who already have experience and can provide installation, support, equipment warranties and technical training to our personnel to offer additional solutions to our existing client base and new customers. Except for internally developed software or acquired products, we enter new areas as a reseller as opportunities arise and customer needs present themselves. This approach allows us to mitigate the risk of a product not having sufficient demand or profitability. By doing this, we forego the investment in inventory a manufacturer or large distributor would have to commit to a new product. We are already proposing solutions involving some of these areas, including metropolitan wireless networking for small towns and housing communities, although they do not yet represent a significant portion of our business. We typically do not commit significant resources to them unless we achieve reasonable profitability on the initial opportunities. Periodically, certain products introduced at a new client site, in response to a client’s specific needs or requests and to maintain or improve the client relationship, never become a significant portion of our business. Other products become significant contributors to profitability and we add them as a standard offering to our client base.

Managed Services and Guaranteed Service Agreements

In addition to guaranteed service agreements on our software products, we offer guaranteed service agreements on many of our hardware offerings. Guaranteed service agreements allow us to increase our recurring revenue.

Geographic Expansion

Generally, our technology offerings require hands-on implementation and support. In order to expand into new geographic territories, we must find qualified personnel in an area to service our business. The need for hands-on implementation and support may also require investment in additional physical offices and other overhead. We believe our approach is conservative. Our strategy is to limit the number of new target areas until they become cash flow positive before expanding into additional ones. Accordingly, we intend to expand the geographic reach of our technology offerings from our primary client locations of South Carolina, North Carolina and Georgia to surrounding states methodically over time. The January 2007 acquisition of McAleer reflects this strategy of geographic expansion. Through McAleer, we gained a presence in five states not previously served by CSI: Alabama, Mississippi, Louisiana, Tennessee and Florida. In addition, the August 2008 acquisition of Version3 added some additional installations in other states, Canada and the United Kingdom, further expanding our geographic reach on a more limited basis.

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

H. Acquisitions

As a part of our strategy for increased market penetration and geographic expansion we look to acquire businesses that support this strategy (discussed in more detail above under “—G. - Strategy - Market Penetration and Geographic Expansion through Organic Growth and Acquisitions). Our recent acquisitions and their benefits in relation to our strategy are described below.

McAleer Computer Associates, Inc.

In 2007, we purchased McAleer Computer Associates for a purchase price of approximately $4.0 million. We are operating the acquired business as a division of the Company under the name “CSI McAleer Technology Outfitters,” and retain the business location in Mobile, Alabama. We sometimes refer to McAleer as “CSI- Mobile.”

McAleer was primarily a provider of financial management software to the education K-12 market. The addition allowed us to increase our market penetration in the financial management software arena and expand our geographic reach for this product group from our three initial states of South Carolina, North Carolina and Georgia to in the five additional states of Alabama, Mississippi, Louisiana, Tennessee and Florida. The acquisition constituted a significant move in implementing our stated strategy of geographic expansion, with an ultimate goal of achieving a national presence.

We are utilizing McAleer staff to continue to service its existing clients and to provide additional development resources for expanded functionality of our software products.

We have also been able to capitalize on the Mobile location to market expanded technology and service offerings to the broader geographic area and have secured clients for CSI-Easley in the local government (city and county) markets within the added geographic footprint. In contrast to CSI, McAleer has not historically focused on the local government market or provided as broad a range of technology solutions.

For more detailed financial information with respect to the acquisition, see the financial information included in Note 3, “Recent Acquisitions” to our audited consolidated financial statements for the year ended December 31, 2008 included in that year’s Form 10-K.

ICS Systems, Inc.

In 2008, we consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS Systems, Inc. (“ICS”). ICS, located in Colfax, North Carolina (near Greensboro) was a developer, provider and consultant with respect to fund accounting and billing software for the local government market space in that state. We sometimes refer to former ICS operations as “CSI-Greensboro.” The ICS transaction increased our market penetration in the local government market. It also provided an additional office base from which to sell technology solutions, and increased CSI’s name recognition to more customers. The ICS acquisition is discussed in more detail in Note 3 to our audited consolidated financial statements for the year ended December 31, 2009.

Version3, Inc.

In 2008, we consummated the acquisition of Version3, Inc. (“Version3”). Version3, located in Columbia, South Carolina, was a developer, provider and consultant with respect to solutions that facilitate single sign-on, application access management and provisioning based on Microsoft’s Identity Lifecycle Management, and Microsoft SharePoint deployments. CSI was a reseller of Version3 solutions due to the application of the products to its education market segment. The Version3 acquisition increases our intellectual property ownership and recurring revenues. We anticipate, by joining forces with Version3, synergies will be achieved to expand sales efforts, enhance delivery efficiencies, and allow increased focus on new product development, such as with our cloud-based communications and collaboration software, based on Microsoft’s Live@edu hosted exchange and SharePoint environments and enhancements to existing solutions, including our identity and access management software. Our Version3 solutions do not require the level of integration with local or state reporting as do our financial management products. As a result, the Version3 installations have already expanded to a national level with installations in states outside our core market. Version3 fits well within our strategy to expand CSI to a national level. Version3 solutions also include a few international implementations. The Version3 transaction is discussed in more detail in Note 3 to our audited consolidated financial statements for the year ended December 31, 2009.

I. Sales, Marketing and Distribution

We market our products and services through direct sales throughout North Carolina, South Carolina, Georgia, Alabama, Mississippi, Louisiana, Tennessee and Florida. We have been expanding our direct sales team to cover the larger southeastern United States region.

We have thirty-five persons focused on sales and marketing, including a Senior Vice-President of Strategic Relationships, Vice Presidents for our Software and Technology Sales divisions, and twelve employees on our inside sales and marketing staff. In line with our expansion plans described above under “—G. Strategy,” we plan to expand both of these teams further as we expand our geographic presence. Other employees are involved in selling on a daily basis. Engineers and trainers have excellent opportunities to sell additional products and services to clients while delivering services.

Our marketing efforts include participation in various trade shows (for municipalities, counties and education), road shows to showcase various products and services, and mailings to target specific products and services.

Our inside sales and marketing staff provides leads to the outside staff and also produces proposals to be delivered to prospects and clients. The inside sales staff makes outbound calls to pre-qualify leads for the outside sales staff. This has proven successful and we make these calls through the use of internal and external personnel.

Our outside sales personnel call on existing and prospective clients. Owing to our wide range of product and service offerings and rapidly changing technology, there are sales opportunities within the existing client base. Recurring sales account for a significant part of our overall revenue. Our sales teams are segmented by geography and also product segments (technology and software). Depending on the product or service being offered, we may call upon an information technology director, city manager, director of finance, director of operations, utility manager or curriculum coordinator.

J. Key Suppliers

Our relationship with Promethean is established through a reseller agreement, under which we are able to sell interactive whiteboard products on an exclusive basis in two states, South Carolina and North Carolina. In early 2008, we entered into an affiliate relationship with another vendor, providing us the opportunity to sell Promethean products in certain counties in the state of Alabama. For 2009 our affiliate relationship was changed to a direct relations line. The exclusive reseller agreements provide us with the ability to sell Promethean products into these markets, as well as additional opportunities to sell our related project management and technical services. Sales of Promethean products and related connected classroom technologies and services represented approximately 43% of sales revenues in 2009 and 39% in 2008.

Relationships with our other vendor partners are generally established through standards reseller agreements, which allow us to resell their products generally on a non-exclusive basis. Solutions providing similar functionality are generally available from more than one source. Other than Promethean, typically solutions from no single manufacturer account for more than 20% of our revenues in any given year. For more information on our suppliers see “F. – Products and Services.”

K. Customers

Our customers are predominantly educational institutions (K-12 and higher education), municipalities, non-profit organizations and other local governments. We sold services and products to more than 1,000 customers during 2009. Our top ten customers accounted for 37% of the 2009 gross revenues. Twenty customers constituted approximately 50% of the 2009 gross revenues, but no customer constituted more than 12% of gross revenues. Three of our customers combined accounted for at least 20% of our revenues: the Beaufort County, South Carolina school district; Greenville County, South Carolina school district; and the Sumter County District #17, South Carolina school district. Due to the nature of the large technology projects we install, it is not unusual for a relatively small number of customers to account for the majority of sales. It is not unusual for customers to have ongoing projects extending across several years.

2009 Revenues by Market Type		2009 Revenues by State
Sector	%	State	%

Public – Education	86%	Alabama	15%
Public – Government	12%	Georgia	7%
Other	2%	North Carolina	22%
		South Carolina	54%
		Other	2%

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

We were recognized by VAR Business Magazine as one of the top 500 network integration companies in the United States (the VAR Business 500) in 2004, 2005, 2006, 2007, 2008 and 2009. Additionally, in 2005, we were one of three finalists for the Educational Solution Provider of the Year award also presented by VAR Business Magazine. In 2008 we were named the CRN Magazine Fast Growth Education Specialist. In 2009, we were named on the Everything Channel Fast Growth 100 List and to Software Magazine’s 27th Annual Software 500.

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

A primary strategic advantage of CSI is our combining the sale of our fund accounting software with network integration and hardware sales and services. We believe that providing one-stop shopping with a single point of contact is a material benefit to our clients and that this has been a key factor in our successful penetration of the educational and governmental software and technology markets in South Carolina, North Carolina, Georgia and Alabama. Although competitors exist in these markets, we believe very few organizations offer the blend of services and products that is available through CSI. We are expanding into surrounding states with the goal of leveraging this strategic advantage in new areas.

Customer Service

Our historical growth has been due, in large part, to the high level of repeat business from our existing client base. This is evidenced by a greater than 90% client retention rate by our Software Applications Segment and significant recurring sales opportunities to this client base through our Technology Solutions Segment. We believe clients continue to utilize our products and services due to our focus on customer service, attention to detail and regular follow-up. We strive to have technical and customer service staff members available to address swiftly the needs, questions or concerns of clients. Specifically, our software customer service includes user conferences, a support desk access and a website which offers documentation and downloadable upgrades.

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

N. Software Development

In 2009, we spent and capitalized $1,088 on software development. In 2008, we spent and capitalized $919. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Our software development efforts have included spending on technological innovation for which the feasibility has been unknown since 2009, as a result of the Version3 acquisition. Software development amounts not related to research and development have been accounted for as deferred software development costs and are amortized over the economic life of the related product (generally three to four years).

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

Federal E-Rate Program

Because we participate in the federal E-Rate Program, we are subject to the rules and regulations of that program. These rules and regulations are continually reviewed and modified and we must stay current with these changes. The risk factor entitled “A significant portion of our revenue stems from sales to schools receiving funding through the E-Rate Program. A loss of such funding could have a material adverse impact on our revenues and financial condition,” contains additional information about the E-Rate program. Approximately 4% and 12% of our 2009 and 2008 revenues, respectively, were generated from the E-Rate program. The Company and its customers compete for federal funds with many other entities and projects. As a result, the revenue we receive from the federal E-Rate Program can be volatile.

P. Employees

As of December 31, 2009, we had 219 full-time employees and five part-time employees. Our relationship with our employees is good. Many employees have worked at CSI for more than five years, some more than ten years. Full-time staff are assigned to the following areas:

Technical/Support Services/Training	93
Software Product Development	30
Engineering Services/Project Management	32
Sales/Sales Support	42
Administration/Finance/Internal Information Technology	22

219

Item 1A.	Risk Factors.

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

Governmental contracts may contain terms that could adversely impact our sales revenues or increase our costs of doing business. Such terms may include profit limitations and rights of a particular governmental agency to terminate a contract for convenience or if funds are unavailable. We have no significant history of contracts being terminated in this manner; however, we can give no assurances this will not occur in the future. Also, in some cases we may be subject to liquidated damages for defective products and/or delays or interruptions caused by systems failures. In other cases, we may be liable for consequential or otherwise uncapped damages which far exceed the value of the product or services we provide. Also, payments under some public sector contracts are subject to achieving implementation milestones and we could in the future have differences with customers as to whether milestones have been achieved.

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

As the end of the term of a maintenance agreement approaches, we seek to renew the agreement with the customer. Maintenance agreements represented 20% of our total revenue for the 2009 fiscal year and 14% of our total revenue for the 2008 fiscal year. Due to this characteristic of our business, if our customers chose not to renew their maintenance and support agreements with us on terms beneficial to us, our business, operating results and financial condition could be harmed.

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

We derive a material amount of our revenue from the sale of our fund accounting software and related services, and revenue from this product line and related services is expected to remain a material component of our revenue for the foreseeable future. For the 2009 and 2008 fiscal years, software sales and related services for fund accounting software accounted for approximately 6.8% and 7.2% of our total revenues, respectively. We generally grant non-exclusive licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support. We also provide our software under rental arrangements, including ASP (Application Service Provider or CSI hosted) type models. As a result, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, if demand for our fund accounting software declines, we believe we would lose a competitive advantage in providing system integration services, and our technology segment revenues could also decline.

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

Our success depends substantially upon retaining our significant clients. Generally, we may lose clients due to conversion to a competing service provider. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. Our top ten clients constituted approximately 37% of our revenue for both of the 2009 and 2008 fiscal years, respectively. The loss of a significant portion or all of these clients would have a material adverse effect on our profitability and financial condition.

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

To support the expansion process we plan to hire additional sales personnel, as needed to help penetrate new geographic regions, which could represent a significant investment. While management believes the continued investment will be prudent, periodically there may be an initial short-term negative impact on earnings. Due to the length of our typical software sales closing cycle, six to twelve months, coupled with the obstacles to market penetration discussed above, we cannot predict how long it will take for us to expand our reach and recover these costs.

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

For the fiscal years ended December 31, 2009 and 2008, our software applications segment reported gross margins of 39.7% and 40.7%, respectively. In contrast, our Technology Solutions Segment for such periods reported gross margins of 15.1% and 16.2%, respectively. Accordingly, an increase in hardware and related sales in our Technology Solutions Segment relative to software revenues in our software applications segment could harm our overall gross margin. A shift in our product mix toward lower margin products would adversely affect our overall profitability if increases in volume of lower margin products did not offset the effect of changes in product mix. A decline in margins may also be received negatively by investors. Since establishing our technology solutions business in 1999, we have seen an increase in the amount of hardware we have been able to sell. Hardware pricing is highly competitive and product life-cycles can be short. As market penetration and competition increase for these products, margins and sales of these products may decline. As current hardware based products mature, there can be no assurance that we will identify new products with equal margins or opportunities for greater volume to replace existing products.

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

In addition, the laws of some foreign countries may not protect our proprietary rights in our products to the same extent as do the laws of the United States. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our products is difficult, particularly in certain foreign countries and litigation could become necessary in the future to enforce our intellectual property rights. Any litigation could be time-consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business, financial condition and results of operations.

Because we generally do not have written software licenses in all instances, we must rely at times primarily on implied licenses and copyrights to protect our software. The enforcement of implied licenses and copyrights may be time-consuming and costly.

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

The current recession has adversely impacted our primary client base – education and local government customers - by reducing their revenues from various taxes. This could negatively impact the ability of such potential clients to purchase the Company’s products. Although increased appropriations for education under the 2009 Recovery Act could offset or even increase the ability of education and local government customers to purchase the Company’s products, such stimulus funding could be delayed, negatively impacting the Company’s revenues in the short term.

As 2008 progressed, the United States slid into what has been described by economic and financial analysts as a “recession.” Reductions in business and consumer spending impact our primary client base – education and local government customers – by reducing their revenues from sales tax. Reductions in property values also impact our clients through reductions in property taxes. Such reductions have the potential to decrease the amount of funds available for the software and technology solutions CSI provides. As a result of the impact of the recession on our customers, in the past year we have seen an increase in the amount of projects postponed or changed as a result of customer budget cuts, which has resulted in an extension of our sales closing cycles. We do not know how long this current recession will last, and thus cannot predict with certainty how long this trend in increasing sales closing cycles will last.

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

Prior to February 11, 2005, we were a public shell with virtually no operations and had limited staff with highly technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and resumed public reporting of significant operations. Considerable additional effort is required to maintain and improve the effectiveness of disclosure controls and procedures and internal controls over financial reporting to meet the demands of a public reporting environment. Particularly, substantial additional resources are required in light of Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting beginning with our fiscal 2007 Annual Report on Form 10-K and our independent registered public accounting firm’s audit of that assessment beginning with our fiscal 2010 Annual Report on Form 10-K. These requirements have made it necessary for us to hire additional and more technical personnel and engage external resources. Public company requirements have increased our administrative costs and may reduce our profitability in future periods in comparison to our reported historical results.

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

For the period ended December 31, 2009, management was unable to declare our internal control over financial reporting effective as a result of a revenue recognition error discovered in the fourth quarter of 2009 relating to a new method of product distribution. We cannot assure you that other such errors may not arise in the future and the measures we have taken to date, or further measures, will ensure that we will be able to implement and maintain adequate controls over our financial processes and reporting to prevent any failure or deficiency. Any deficiencies or failures in internal controls or reporting deficiencies or failures could harm the financial position of our business, reduce investor confidence, cause a decline in the market price for our common stock, and subject us to costly litigation.

Our personnel and systems resources for managing a public company are limited, which could hamper our ability to function effectively as a public company.

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

We do not anticipate soon repaying our subordinated notes which matured on August 30, 2009 and which subordinated notes have, at times, been in and are currently in default. Any failure to obtain the continued cooperation of, or deferral of adverse collection actions by, the note holders, or a restructuring of the subordinated notes could result among other things in a cross-default under our bank credit facility. Such result could have a material adverse effect on our liquidity position and our ability to fund operations.

Although we possessed adequate availability on the original May 9, 2006 due date to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remained due and payable. Pursuant to agreements dated April 23, 2008 and May 13, 2009 among the note holders and the Company, the maturity date of the notes was formally extended, lastly until August 30, 2009. We made partial principal payments in connection with these prior extensions. As a result of our failure to pay the notes when originally due, we pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. All interest due was paid as of December 31, 2009 and 2008.

We intend to seek another extension of the term of the subordinated notes from the note holders and continue paying interest at the default rate. However, we can give no assurances as to whether our efforts to formally extend the notes and remove the default will be successful.

Our subordinated note holders have cooperated with us in the deferral of payment on the subordinated notes from time to time. One note holder, Barron, upon our failure to repay the notes upon the last extended maturity date of August 20, 2009, demanded payment by invoice for the full amount due. The invoice was accompanied by correspondence indicating that if payment was not received within ten days, unspecified actions would be taken by Barron. Thereafter, continued discussions have occurred between the Company and Barron, although no agreement as to payment or extension has been reached. The remaining subordinated notes are separately and independently held by other note holders, and have not been accelerated. These other five note holders are founders of the Company and four remain in senior management positions. These note holders have cooperated with the Company with regard to past events of default, partial payments and extensions, and management expects continued cooperation and does not anticipate any acceleration by these other note holders.

Looking forward, considering our growth and acquisition strategy, we believe we may be able to generate sufficient operating cash flow so as to permit repayment of the subordinated notes with draws under our revolving credit facility or obtain other financing of this obligation. The subordinated notes may, for example, be refinanced as part of the financing of future acquisitions. However, we can give no assurance that we will be able to successfully restructure, extend or repay the subordinated notes in the short term, or that the note holders will continue to cooperate. Our bank lender has likewise consented with respect to the subordinated notes and has granted a waiver relating to their nonpayment. The notes are subordinated to our senior bank debt, and we believe the ability of the note holders to have direct recourse against us is limited. However, the holders of the subordinated notes may take actions that could adversely affect the Company. Such note holders also may take legal or other adverse collection actions against the Company. We can therefore give no assurances as to what adverse collection actions the subordinated note holders might take, and the impact such actions might otherwise have on our other creditors and our financial condition. However, we do not anticipate any of the note holders taking any further action detrimental to us. It should be noted that five of the subordinated note holders are currently significant stockholders of the Company, and four of these are executive officers. The sixth note holder, Barron, holds all our preferred stock.

We may not be able to repay our credit facility which matures in August 2011. Our future funding needs may outstrip the amount of our bank facility. Any failure to repay or secure renewal or refinancing of the bank credit facility, or our inability to increase it in the future, could have a material adverse effect on our liquidity position and our ability to fund operations.

On September 14, 2007, we entered into agreements with our senior lender, RBC Bank (USA). The primary purpose was to increase the amount of our credit facilities in order to provide for our expanding working capital and other credit needs. Specifically, the Company’s revolving facility was increased from $5.5 million to $7.0 million. The revolving facility is priced at one month LIBOR plus 2.5%. The facility was renewed in December 2009 and now expires on August 31, 2011. Availability under the revolving facility is determined pursuant to a borrowing base equal to 80% of the Company’s eligible accounts receivable and 50% of the Company’s eligible inventory up to $1,000,000. The revolving facility and our equipment facility are secured by substantially all of our assets.

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

Our common stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board. As of March 23, 2010, only approximately 2,953,598 shares were held by non-affiliates and available for trading in the over-the-counter market. As a result, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions and the lack of coverage by security analysts and the news media of our company.

In addition, prices per share of our common stock may be lower than might otherwise prevail if it were quoted on the NASDAQ Stock Market or traded on a national securities exchange, such as the New York Stock Exchange. This lack of liquidity may also make it more difficult to raise capital in the future through the sale of equity securities.

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

The raising of additional capital in the future may dilute your ownership in our company.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	refund our subordinated notes, which totaled $1,750,400 at December 31, 2009, or other indebtedness;

•	provide additional working capital to support revenue growth;

•	develop new services and products; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute your ownership percentage in our company.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

We have a total of 40,000,000 authorized shares of common stock, of which 7,247,629 shares were issued and outstanding as of March 23, 2010. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. Of our 40,000,000 authorized shares, we had reserved for issuance as of March 23, 2010, 7,204,939 shares of common stock relating to outstanding options and convertible preferred stock. An additional 936,330 shares of our common stock were reserved for issuance under our 2005 Incentive Compensation Plan as of such date. Also, we anticipate that we may issue common stock in acquisitions we anticipate making pursuant to our business strategy. Any issuances relating to the foregoing would dilute your percentage ownership interests, which would have the effect of reducing your influence on matters on which our stockholders vote. They might also dilute the tangible book value per share of our common stock. In addition, the Series A Convertible Preferred stockholder and the five former shareholders of CSI – South Carolina have the right, so long as any of the Series A Convertible Preferred stock is still outstanding, to participate in any “funding” by the Company (including a sale of common stock) on a pro rata basis at 80% of the offering price, which right if exercised might dilute our net tangible book value per share.

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

A substantial number of shares of our common stock may be issued and subsequently sold upon the conversion of Series A Convertible Preferred Stock held by Barron and upon the exercise of warrants held by consultants. Of the 14,435,472 shares originally issuable under preferred stock and warrants, 6,739,736 shares remained to be issued as of March 23, 2010. In addition, the five former shareholders of CSI – South Carolina, four of whom are officers of the Company, held on such date 2,584,389 shares of common stock, which have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and are accordingly subject to the resale restrictions under such Act and Rule 144 thereunder. Outside directors also held 192,520 shares issued pursuant to our 2005 Incentive Compensation Plan, which are registered for sale under the Securities Act pursuant to a Form S-8 registration statement. There were also outstanding non-executive employee options to purchase approximately 395,203 shares of our common stock on March 23, 2010, executive officers held options to purchase 75,000 shares and consultants held 45,000 unregistered restricted shares and warrants to purchase 300,000 shares. Additionally, at March 11, 2009, there remained 936,330 shares of common stock which could be issued under our 2005 Incentive Compensation Plan. The sale of any or all of these shares could have an adverse impact on the price of our common stock, as could the sale or issuance of additional shares of common stock in the future in connection with acquisitions or otherwise.

The number of shares which may be sold by Barron is relatively large compared to the number of shares held by our management and our non-affiliated public shareholders. If one or more investors purchased a large number of shares from Barron, they may be able to effect a change of control of the Company.

As of March 23, 2010, our executive officers and directors held 2,241,528 shares of our outstanding common stock, representing approximately 30.9% of the total number of shares outstanding. Barron may sell up to 6,739,736 shares of common stock (of which, as of the date of this report, all are preferred shares which remain to be converted and sold). Barron is prohibited from converting preferred shares at any time Barron beneficially owns greater than 4.9% of our shares (except under limited circumstances involving significant acquisition transactions). However, an investor could acquire a significant number of shares and effect a change in control of us, including replacing our current management. Such an event might generate uncertainty and a loss of investor confidence.

Insiders currently hold a significant percentage of our stock and could limit your ability to influence the outcome of key transactions, including a change of control, which could adversely affect the market price of our stock.

As of March 23, 2010, approximately 28.3% or 2,049,008 shares of our common stock were held by our executive officers. Outside directors held 192,520 shares. Executive officers held options to purchase 75,000 shares and non-executive officer employees of the Company also held options to purchase approximately 395,203 shares. The former owners of Version3, now employees of the Company, held 1,953,143 shares. All of these shareholdings have the potential of solidifying control of the Company with insiders, and would likely limit the ability of any minority stockholders to influence the outcome of key decisions, including elections of directors.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We have leased the following properties:

•

CSI’s headquarters and Easley operations are located at 900 East Main St., Ste. T, Easley, SC 29640. CSI occupies approximately 32,163 square feet of the leased premises. The terms of the lease extend from April 2006 until March 2011, and the average cost per square foot increases over the term of the lease from $4.30/SF to $4.58/SF. The first extension is available from April 2011 until March 2016 at the rate of $5.75 per square foot. A second five year extension is available from April 2017 until March 2022 at the rate of $5.75/SF plus the greater of 5% or shared operating expense.

•

A warehouse is located at 903 East Main St., Ste. T, Easley, SC 29640, where CSI occupied approximately 18,000 square feet at this leased premise. The terms of the lease extended from April 2008 until March 2010, and the average cost per square foot is $2.53. In March 2010, CSI moved from the 18,000 square feet space to a larger 30,000 square feet space in the same building. The terms of the new lease extend from March 2010 until March 2011, and the average cost per square foot is $2.18.

•

The “Alabama Operations Center” is located at 307 W. University Blvd., USA Research Park Building Three, Suite 1150, Mobile, AL 36688. CSI occupies approximately 11,110 square feet at this leased premises. The terms of the lease extend from March 2009 until June 2012, and the average cost per square foot at $12.75/SF. This lease does not include a provision for a lease extension.

•

The “NC Operations Center,” also known as “CSI-Greensboro,” is located at 8518 Triad Drive, Colfax, NC 27235. CSI occupies approximately 7,100 square feet at this leased premises. The terms of this lease extend from April 2008 until March 2011, at the rate of $11.25/SF.

•	The “Version3 Operations” is located at 440 Knox Abbott Drive, Cayce, SC 29033. This is a month-to-month lease which commenced in March 2008, at the rate of $11,175/month.

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

Our common stock is traded in the over the counter market and is quoted on the OTC Bulletin Board. The high and low bids for each quarter of 2008 and 2009 are set forth in the chart below. The source of this information is the Finance page of www.yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Range of Common Stock Prices ($)

	High	Low
2008
1st Quarter	$1.40	$0.85
2nd Quarter	1.19	0.90
3rd Quarter	1.05	0.70
4th Quarter	1.00	0.41
2009
1st Quarter	$0.93	$0.40
2nd Quarter	1.15	0.50
3rd Quarter	0.70	0.45
4th Quarter	0.68	0.40

Source: http://finance.yahoo.com.

As of March 23, 2010, there were 7,247,629 shares of common stock outstanding and approximately 200 stockholders of record, and 6,739,736 shares of Series A Convertible Preferred Stock outstanding with one preferred stockholder of record. Of the total number of shares of common stock outstanding, 2,241,528 shares or 30.9% were held by directors and executive officers.

We have paid no cash dividends during the past four years.

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

The Equity Compensation Plan information as of December 31, 2009 is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dollar amounts are presented in thousands, except where specifically stated otherwise.

A. Introduction

Unless the context requires otherwise, “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the consolidated combined business of Computer Software Innovations, Inc., a Delaware corporation and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation.

Products and Services

We develop software applications and provide hardware-based technology solutions, focused primarily on the needs of organizations that employ fund accounting. Fund accounting is used by those entities that track expenditures and investments by “fund,” or by source and purpose of the funding (e.g., funds provided by government or grant sources), and is utilized primarily by public sector and not-for-profit entities. Our client base consists principally of K-12 (kindergarten through grade 12) public education and local government organizations including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients. While we have a significant number of non-education focused clients which represent our fastest growing sector based on increases in the number of new clients being added, our education focused customers typically generate more than 80% of our revenues in a given year.

Organization

Our business efforts are focused on two key operating segments: internally developed software applications and related service and support (our “Software Applications Segment”), and other technology solutions and related service and support (our “Technology Solutions Segment”).

Software Applications Segment

Our initial internally developed software product was developed for financial management of public sector entities, primarily local government and kindergarten through grade 12 (“K-12”) organizations. The largest portion of our revenues are derived from the K-12 education market space with the local government being one of our fastest growing segments. Recently acquired products are also used in higher education. We may pursue other markets but currently they are not a substantial focus.

Our internally developed software efforts have grown to consist primarily of three product groups:

•	Fund accounting based financial management software

•	Standards based lesson planning software

•	Identity and access management software

•	Cloud-based communication and collaboration solutions

Fund accounting based financial management software

Our initial and primary software product, fund accounting based financial management software, was developed for those entities that track expenditures and investments by “fund,” or by source and purpose of the funding. Our fund accounting software is used by public sector and not-for-profit entities. These organizations are primarily municipalities, school districts and local governments. Specific software modules include:

•	General (or “Fund”) Ledger

•	Accounts Payable;

•	Accounts Receivable

•	Purchasing;

•	Payroll;

•	Human Resources;

•	Inventory;

•	Utility Billing; and

•	Other specialty modules designed for government markets.

In the initial state of our focus, South Carolina, and that of an acquired operation, Alabama, more than 90% of the K-12 school districts run our fund accounting software products. We also have a significant presence in the local government market space in these two states. In addition we have implementations in school districts or local government entities in six other states in the southeast; North Carolina, Georgia, Louisiana, Mississippi, Tennessee and Florida. We are looking to expand our financial management solutions to a national level, which will include accommodating expanded local and state reporting requirements.

Standards based lesson planning software

In September 2005, we acquired standards-based lesson planning software (“curriculator®”). The software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The product is in several K-12 schools, but is not currently a significant revenue driver.

Identity and access management software

In August 2008, we acquired our Identity and access management solutions through our acquisition of Version3, Inc. (“Version3®”). Our identity and access management solutions provide single sign-on, application access management and provisioning based on Microsoft® Identity Lifecycle Management and Microsoft SharePoint deployments. While Version3 solutions are not solely designed for the education market segment, many recent projects have been directed to K-12 and higher education. Prior to the acquisition, CSI was a reseller of Version3 solutions. We anticipate, by joining forces with Version3, synergies will be achieved to expand sales efforts, enhance delivery efficiencies, and allow increased focus on new product development and enhancements to existing solutions. Version3’s solutions do not require the level of integration with local or state reporting as do our financial management products. As a result, the Version3 installations have already expanded to a national level and include a few international implementations.

Cloud-based communication and collaboration solutions

In August 2009 we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views. It is anticipated this solution will be available in the second quarter 2010.

Staffing

Our Software Applications Segment includes a staff of software developers, implementers, trainers, sales personnel and applications support specialists focused primarily on the development, sales, deployment and support of our “in-house” software products.

Margins

As in other competitive software businesses, the sales and support of software products developed for resale, coupled with few related hardware sales, support higher margins in the Software Applications Segment (also referenced as “software and related services”). The sales of the Technology Solutions Segment (also referenced as “hardware sales and related services”) are typically at lower margins, due to the amount of hardware, a traditionally low margin product, included in those sales. See “ – Technology Solutions Segment – Margins” below for a detailed margins comparison of our Software Applications Segment to our Technology Solutions Segment.

Technology Solutions Segment

Solutions

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

Staffing

In addition to our engineers, our Technology Solutions Segment includes a staff of sales persons, project managers and product specialists. Our Technology Solutions Segment also purchases and resells products from a variety of manufacturers including but not limited to Hewlett Packard, Cisco, Microsoft, Novell, Promethean and Tandberg, and supports the Software Applications Segment, as needed.

Margins

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology Solutions Segment when compared to the Software Applications Segment. Gross margins for the Software Applications Segment were 39.0% for the 2009 fiscal year, while margins for the Technology Solutions Segment were 15.0% for the same period. Gross margins for the Software Applications Segment were 40.7% for the 2008 fiscal year, while margins for our Technology Solutions Segment were 16.2% for the same period. The significant change in the software applications segment margin from 2008 to 2009 was primarily a result of the addition of acquired operations with traditionally lower margins than CSI-Easley historically prior to the acquisitions.

We believe the combined efforts of our Technology Solutions Segment with that of our Software Applications Segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see “— F. Financial Performance” below.

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

Our long-term strategy is to pursue a national presence. Our primary initial focus has been on the southeast region of the United States. As a result of our acquisitions, we have expanded our reach into the southeastern states significantly and are beginning to look at other areas of the United States. Additionally, with our latest acquisition we have added a small number of customers outside our main southeast footprint, including a few new customers internationally. Not all solutions are marketed to all states. However, we continue to expand the number of solutions offered in each area as resources and expanding vendor relationships permit.

For more information on our strategy, see “ – Acquisitions” below and “Item 1. Business—G. Strategy – Market Penetration and Geographic Expansion Through Organic Growth and Acquisitions” and “—H. Acquisitions.”

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

On January 2, 2007, we acquired the business operations of McAleer Computer Associates, Inc (“McAleer”), based in Alabama. We believe the acquisition of this leading provider of fund accounting based financial management software to the K-12 education sector in seven southeastern states fits within our acquisition strategy. We sometimes refer to McAleer as “CSI-Mobile.” In furtherance of our acquisition strategy, on March 31, 2008, we consummated the acquisition, effective April 1, 2008, of substantially all the assets and business operations of ICS Systems, Inc. (“ICS”). ICS, located in Colfax, North Carolina (near Greensboro), was a developer, provider and consultant with respect to fund accounting and billing software for the local government market space in that state. We sometimes refer to the former ICS operations as “CSI-Greensboro.” Also, on August 18, 2008, we consummated the acquisition effective August 14, 2008 of substantially all the assets and business operations of Version3, Inc. (“Version3”). Version3 located in Columbia, South Carolina, was a developer, provider and consultant with respect to solutions that facilitate single sign-on, application access management and provisioning based on Microsoft’s Identity Lifecycle Management, and Microsoft SharePoint deployments. CSI was a reseller of Version3 solutions due to the application of the products to its education market segment. The McAleer, ICS and Version3 transactions are discussed in more detail in Note 3 to our audited consolidated financial statements for the year ended December 31, 2009.

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

Our acquisition strategy is discussed in more detail under ““Item 1. Business—G. Strategy – Market Penetration and Geographic Expansion Through Organic Growth and Acquisitions” and “—H. Acquisitions.”

B. Recent Developments

New Product Development

In August 2009 we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. This is an effort driven within our Version3 division, acquired in the fall of 2008. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class site and social media tools, delivered in a browser and native Microsoft Outlook access and views. It is anticipated this solution will be available in the second quarter of 2010. We will commit up to $1 million to develop this offering, including both research and development and capitalized development costs, as well as capital expenditures to develop and host certain functions related to this solution. We anticipate we will recover this investment within a two to three year period.

The Version3 and other acquisitions in the recent past are fully described in more detail in Note 3 to our audited consolidated financial statements for the year ended December 31, 2009.

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

As a result of the impact of the recession on our customers, in 2009 we saw a moderate increase in the amount of projects postponed or changed as a result of customer budget cuts. However, a potential indicator of ongoing business health — the value of quoting activity and incoming service orders received — has held steady and at times exceeded modestly that of the recent past. Customers seem to be adjusting to new budget conditions. Additionally, due to our acquisition activity we now have a greater geographic region and larger number of potential customers to sell into than at any point in our past history. Our financial results, including revenues and profitability, will hinge significantly on the mix between the actual impact from decreased customer budgets and our ability to acquire new accounts and increase penetration in existing accounts. In light of the current economic climate, we cannot predict what impact this change in mix, if any, will have on our financial results.

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“Recovery Act”). The Recovery Act was an attempt to jumpstart an economic recovery. It included spending for extension of jobless benefits, relief for state government and education budget shortfalls, and funding of specific initiatives, including improving our nation’s infrastructure, expanding educational opportunities and enhancing energy independence. Millions of dollars have been made available to the education market space, including more than $846 million in Stabilization funds, Title I and IDEA (Individuals with Disabilities Education Act), E2T2 (Enhancing Education Through Technology), etc. for South Carolina alone. (The state where CSI was founded and which continues to be our largest source of revenue. South Carolina amounts are per tables by state available at the US Department of Education’s www.ed.gov website and are for use over the next two school years.)

The initiatives and incentives contained in the Recovery Act which relate to the education and local government market space may have a direct, positive impact on our financial results. However, based on what we have seen thus far, it appears the Recovery Act is more likely defraying the negative impact of budget shortfalls in our customer markets and has assisted us in maintaining better results on our revenue line than we might have experienced otherwise, rather than driving significant new business. Due to the uncertainties as to how the funds are being distributed and for what areas they are being used; where, and how much might be remain available; what eligible projects we might be able to propose and win; and whether suppliers are capable of meeting the potential increase in demand, we cannot predict what impact, if any, the Recovery Act has had or will continue to have on our financial results.

Due to the uncertainty created by the current economic environment, we have took precautionary measures in the first quarter of 2009 to control costs. We froze salaries and reduced our contribution to our 401(k) plan from a dollar for dollar match up to 3%, to a dollar for dollar match up to 1.5%. Our revenues continued to be significantly negatively impacted in the second quarter in comparison to the prior year, and, unlike we had hoped, we saw no significant improvement from Stimulus spending. Accordingly, midway through the second quarter of 2009 we reduced our labor force by approximately 10% to more closely align with adjusted revenue expectations in light of the economic climate coupled with potential continued delays in Stimulus spending. These reductions are estimated to reduce our expenses by about $300 per quarter on a (pre-tax) go forward basis. Throughout the remainder of 2009, we continued to monitor our staffing needs and employee headcount closely. Through the third and fourth quarters we saw very few deals for which the funding can be readily tied to Stimulus sources, and we are uncertain what, if any, stabilization of budgets has occurred as a result of Stimulus funding. As a result, we continue to plan and budget without regard to any potential benefit from Stimulus efforts. We may take further actions in 2010 to reduce costs depending on our continued monitoring of our financial results. These could include employee furloughs, deferral of replacements for personnel attrition, or if not otherwise avoidable, reducing headcount beyond attrition. While we plan to take such actions based on our monitoring of our ongoing results, we cannot predict those results or the timing, number of or dollar impact of cost reduction efforts we may take or the impact such efforts may have on our financial results. Additionally, if our performance is not impacted significantly by the economy and/or the potential benefits of the Recovery Act are significantly positive to our financial results, we may reinstate raises and increase our 401(k) contributions to prior levels. We may also consider reinstating and funding in future periods, those increases and contributions which were frozen, reduced or otherwise not paid in prior periods.

General Guidance (Forward-Looking Information)

The impact of the current economic conditions on our customers’ budgets have, we believe, resulted in an extension of our sales closing cycles. The unknowns related to the timing, issuance of and restrictions which may be placed on Stimulus funds, and uncertainty as to the amount each eligible customer may receive, have pushed out the decision making processes with regard to the funding of technology solutions and services. Due to the lack of knowledge as to what funds will be available for what projects and when our customers’ ability to make determinations as to the allocation of their funds to projects, investing in opportunities for technology improvement and purchase decisions may be clouded in the short-term. As a result of cost reduction efforts we made in the first and second quarters of 2009, we previously disclosed prior to the end of our fourth quarter our expectations that our bottom line performance for the fourth quarter of 2009 would be better than the same quarter of the prior year, and we did see improvement. As a result, we are cautiously optimistic the same will hold true as we move into 2010. Many observers have reflected in the U.S. press that the economy has entered a recovery. However, our market space, the local government and education space, collects tax revenues based on results in the private sector. Accordingly, our market space is generally slower in both entering and exiting a recessionary period. As a result, we are unable to provide any specific guidance for 2010 as we await the settlement of uncertainties surrounding the timing of any impact from an economic recovery on our market space or from any Stimulus funding. However, we do believe our bottom-line results for the first quarter of 2010 will be improved over the prior year. While the short-term outlook is unclear, we do continue to make investments in research and development and improved partner relationships which we believe improve our prospects for growth in the longer-term.

C. Current Challenges and Opportunities of our Business

The Current Economic Crisis, Our Response and the American Recovery and Reinvestment Act of 2009

Due to the current economic environment in the U.S. and its impact on our customers’ budgets and revenues, the opportunity to acquire new customers in an expanded geographic territory following our acquisitions, and the potential impact of the recent Recovery Act of 2009, our financial results could be impacted from the combination of these potential risks and opportunities. For a more detailed discussion, see “ – B. Recent Developments” above.

Conversion of our fund accounting managment software to our Microsoft .Net Programming and SQL Database Language based Financial Management Solution, SmartFusion.

We have already completed the conversion of the majority of our core accounting, personnel and K-12 specific modules to Microsoft.Net Programming and SQL database language, with the municipal modules still in progress. The completed modules are in formal beta installations. However, the changes resulting from the formal beta use have been limited. We are prepared to install and have installed the completed modules in select entities which do not have an immediate need for other integrated modules not yet converted. In addition, the completed modules have the functionality necessary to handle school activity funds, such as student clubs, organizations and athletics. We are beginning to look for additional sales opportunities for the completed modules now. We anticipate completing most if not all of the remaining modules throughout 2010 and 2011.

Continued investment in new product development

In late 2008 we acquired Version3, a software developer with significant experience building functionality to ease the administrative burden of implementation and management of Microsoft identity management, collaboration and communication tools. This acquisition occurred immediately prior to our experiencing significant budgetary pressure on our client base. As a result, our expectations for the speed of recovery on our investment from the sale of Version3 products have lengthened. Nonetheless, we have further increased our investment through the development of additional products including the CSI@K12 platform (previously described under “B. – Recent Developments” above). Our acquisitions and sale of Version3 and our other software products, such as our financial management solutions, have resulted in continuing increases in our recurring revenues which have enabled us to continue this investment out of our cash flow generated by operations. We believe the investments we have made will provide significant return in future periods; however, we cannot guarantee we will recover our investment, or the timing and nature of any impact of a recovery, if any, on our financial results.

Maintaining Margins

In 2008, we experienced a significant increase in sales of infrastructure solutions including sales of IP Telephony solutions, as well as increased sales of engineering services related to those solutions. Both infrastructure and interactive whiteboard solutions have become subject to increased competition as more product manufacturers have recognized product potential and have entered these markets. Favorably, we did not see a decline in our margins from the Technology Solutions Segment in 2008. Our technology margins improved to 16.2% in 2008 from 15.6% in 2007, primarily from an improvement in product mix. In 2009 our technology margins decreased to 15.0%, primarily due to unfavorable changes in product and services mix. In order to maintain and improve our margins, we need to continue to search for new and innovative, and initially higher margin, products to augment those that become mature, or we need to increase our revenues or our personnel utilization to achieve greater economies of scale. We also intend to continue our focus on existing higher margin areas such as engineering services and sales of software solutions and related services. While we cannot predict success in achieving these goals, as opportunities arise we take actions to maintain and improve our margins. These include expanding our geographic reach, increasing the size of and reorganizing our sales force to focus on more products backed by product specialists, increasing telemarketing efforts, improving our sales tools, and identifying additional product and service areas. We are focused on increasing margins, but ultimately we are looking to increase profits by leveraging existing and an increasing number of customer relationships by taking advantage of cross-sell opportunities with a variety of products and services. We will work to focus primarily on those customers for whom we can provide ongoing support and higher margin integration and other engineering services.

Additionally in 2008, a considerable percentage of the significant increase in sales of interactive whiteboard solutions and other technology offerings (which we refer to as our connected classroom solutions) were related to a select number of large projects initiated by school districts, involving their implementation of the new technology. Due to the size and nature of these projects, we were able to achieve certain economies of scale that resulted in substantially improved margins and increased gross profits. In 2009, we moved a significant portion of certain services related to these projects from outsourced providers to internal operations allowing us to minimize the impact on operations of a slightly decreased top line performance and a greater number of smaller opportunities and few large ones for these solutions. The challenge in 2010 and future periods will be to secure similar large opportunities or a greater number of smaller implementations. We have therefore developed a strategy focused on both large opportunities and a greater number of smaller opportunities. This strategy includes focusing certain members of our sales team’s efforts specifically on connected classroom solutions in an effort to increase market penetration and continue the growth of the related products sales. We are also making efforts to take advantage of opportunities which may arise to expand our geographic reach with this product group. Prior to 2008, we were authorized to sell interactive whiteboard products by our partner on an exclusive basis in two states, South Carolina and North Carolina. In early 2008, we entered into an affiliate relationship with another vendor whereby we would participate in the opportunity to sell these solutions in certain counties within the state of Alabama. In early 2009, this was changed to be a direct relationship, functioning the same as our relationship in South and North Carolina.

Our software segment has also been subject to a decline in margins; however this decline has come from acquiring businesses with historically lower margins. Due to the increased volume and related improvement in economies of scale from the acquisitions, our profitability and cash flows have improved as planned even as our margins have declined. Our focus on acquisitions continues to be primarily the value add in profit and cash flows with an attention to, but secondary focus on, margins. Yet while our average margins have initially dropped following acquisitions, we have generally continued to see an upward trend thereafter.

Technology and Software Budgets

While federal, state and local funding can vary from year to year, and technology and software budgets have been challenged during the last few years, we have sensed a steady improvement in the discretionary funds that are available to our potential clients. These discretionary funds, coupled with our clients’ desire to improve or implement technology and software tools into their individual environments, have provided growth for our business. We recognize that future changes in funding could improve or strain technology budgets. For example, the current recession could result in a decline in spending by our educational and local government client base. However, since such spending is generally based on tax revenues and portions of such revenues which do not always correlate immediately or directly with changes in the economy, the impact is generally reduced when compared to the impact on those vendors whose client base consists primarily of private sector businesses. Even so, we cannot predict the impact changes in funding may have on our business, particularly in light of the recent recessionary environment.

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

We employ accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). GAAP requires us to make estimates, assumptions and judgments and rely on projections of future results of operations and cash flows. Those estimates, assumptions, judgments and projections are an integral part of the financial statements. We base our estimates and assumptions on historical data and other assumptions, which include knowledge and experience with regard to past and current events and assumptions about future events that we believe are reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

Our judgments are based on our assessment as to the effect certain estimates and assumptions of future trends or events may have on the financial condition and results of operations reported in our financial statements. It is important that an investor understand that actual results could differ materially from these estimates, assumptions, projections and judgments.

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 to our audited consolidated financial statements for the year ended December 31, 2009. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

Disclosure Regarding Segments

The Company reports its operations under two operating segments: the Software Applications Segment and the Technology Solutions Segment. See “A. Introduction – Products and Services” and Organization” for more detailed discussions regarding our segments.

Revenue recognition

Software License Revenues

Software revenues consist principally of fees for licenses of our CSI Accounting+Plus software product, service and training. We recognize all software revenue using the residual method in accordance with FASB ASC Subtopic 985-605, “Software – Revenue Recognition” (“ASC 985-605”). Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in ASC 985-605 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under ASC 985-605, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectability is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

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

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of the fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). We align our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to the maintenance, support and professional services components of our perpetual license arrangements. We sell our professional services separately, and have established VSOE for professional services on that basis. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming that all other revenue recognition criteria are met, we recognize revenue from perpetual licenses upon delivery using the residual method in accordance with ASC 985-605.

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

Technology revenues are generated primarily from the sale of hardware. In accordance with ASC 605-45-45, we record revenues as net when we serve as an agent. In these circumstances, our supplier pays a commission to us but acts as the primary obligor in a transaction and we record only the commission in revenues. We record revenues as gross (generally cost of merchandise plus margin) when we serve as a principal whereby we act as the primary obligor in a transaction, have the latitude for establishing pricing and retain all the credit risk associated with such transaction.

Long-term Payment Arrangements

Our primary customer base consists of local government and education entities whose source of funding (local taxes and federal funding) is generally assured. Accordingly, the risk of uncollectability is lower than that of businesses selling primarily to non-government entities. The Company has an ongoing practice of providing financing for certain purchases under notes receivable or long term leases typically ranging from 3 to 5 years, subject to review of its exposure under such facilities and cash flow availability or needs at the time of such purchases. Such amounts have not constituted a significant portion of account balances, and the Company has historically never experienced a default under such arrangements. The Company recognizes revenue under these arrangements when the criteria noted under Software License Revenues and Computer Hardware Sales Revenues above is met, in accordance with ASC 985-605.

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

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with ASC 360-10-35. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value.

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of such property and equipment.

Computer Software Costs and Amortization

Computer software costs consist of internal software production costs and purchased software products capitalized under the provisions of ASC 985-20-25.

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

Goodwill and Other Intangible Assets

The Company follows the provisions prescribed by FASB ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) in our accounting and reporting for goodwill and intangible assets.

As of December 31, 2009, we had $2,431 of goodwill. In accordance with ASC 350 we are required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Our goodwill impairment test involves a comparison of the fair value to its carrying amount. If the fair value is determined to be less than the carrying value, the asset is considered impaired. We tested goodwill for impairment as of December 31, 2009 and will test it annually on December 31 unless changes occur between annual test dates that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our 2009 impairment test indicated that goodwill was not impaired.

In addition, we evaluate the remaining useful life of other intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its remaining estimated useful life. Amortizable intangible assets (e.g., product trademarks) are amortized on a straight-line basis over six years or the life of the product, whichever is shorter. As of December 31, 2009, the intangible assets classified as indefinite lived assets total $2,458, including goodwill ($2,431) and corporate trademarks ($27 included in Other intangible assets).

Other Intangible Assets

In connection with the acquisition of McAleer, ICS, and Version3, we allocated approximately $3.3 million in value to intangible assets. The estimated fair value of these acquired intangible assets is based upon an independent valuation, and is being amortized over the life of the assets. As of December 31, 2009, the intangible assets had a carrying value of $2.7 million, net of accumulated amortization of $0.7 million, and are included in other intangible assets, net on the Consolidated Balance Sheet. See Note 3 to our audited consolidated financial statements for the year ended December 31, 2009 for further detail regarding the intangible assets related to the McAleer, ICS, and Verion3 acquisitions.

Amortization expense was approximately $355 for the year ended December 31, 2009 and $217 for the year ended December 31, 2008. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2009 is expected to be as follows:

Year	Amortization Expense
2010	$287
2011	203
2012	180
2013	162
2014	154
Thereafter	1,661

Total	$2,647

Stock based compensation

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan. The Company accounts for stock based compensation using the fair value method prescribed in FASB ASC 718-10-10-2and related interpretations, which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of the shares granted.

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

As of the beginning of our 2007 fiscal year, we adopted the provisions of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. We recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merit of the position.

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 13 to our consolidated audited financial statements for the year ended December 31, 2009 and under “— G. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

E. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” and “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” providing guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The new guidance is effective for revenue arrangements entered into or materially modified in annual periods beginning on or after June 15, 2010. Early adoption is permitted. The Company is evaluating the potential impact, if any, of the adoption of the new guidance on its consolidated financial statements.

In June 2009, the FASB issued a statement establishing the FASB Accounting Standards Codification™ (“the ASC” or “the Codification”). Effective for interim and annual periods ended after September 15, 2009, the Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is not intended to change existing GAAP and as such did not have an impact on the consolidated financial statements of the Company. The Company has updated its references to reflect the Codification.

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

F. Financial Performance

Overview of Financial Performance – Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008.

Our revenues for the 2009 fiscal year were $51.8 million, $6.9 million or 12% lower than revenues for the 2008 fiscal year. The decrease was driven by an $8.2 million or 18% decrease in our Technology Solutions Segment, partially offset by a $1.3 million or 10% increase in our Software Applications Segment.

The gross profit for 2009 was $11.3 million, $1.5 million or 12% below the prior year. The Technology Solutions Segment decreased $1.8 million or 24%, while the Software applications Segment increased $0.3 million or 5%. The gross margin was 21.9% for 2009 and 21.8% for 2008. The slight increase in margin for the year was primarily attributable to a larger portion of gross profit coming from the Software Applications Segment. Overall, the Software Solutions Segment reported 39.0% margin in 2009 versus 40.7% in 2008, while the Technology Solutions Segment reported 15.0% margin in 2009 versus 16.2% in 2008.

Operating income declined $2.0 million, or 66% to $1.0 million for 2009 compared to operating income of $3.0 million for the 2008 year. The decline in operating income resulted from a $1.5 million decrease in gross profit and a $0.5 million increase in operating expenses. Operating expenses increased primarily as a result of increased Research and Development for the Software Applications segment and increased stock based compensation to non-employee directors and investor relations consultants.

Net income decreased $1.1 million or 78% to $0.3 million. The decrease was primarily related to the $2.0 million decrease in operating income, partially offset by a decrease in interest expense, loss on disposal of property and equipment, and income tax expense.

Results of Operations

Year Ended December 31, 2009 Versus Year Ended December 31, 2008

The following table and discussion set forth the change in sales and the major items impacting the change in operating income for the year ended December 31, 2009 compared to the year ended December 31, 2008.

	Year Ended
	December 31, 2009	December 31, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$51,817	$58,703	$(6,886)
GROSS PROFIT	11,340	12,818	(1,478)
OPERATING INCOME	1,036	3,027	(1,991)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			(6,886)
Cost of sales excluding depreciation, amortization, and capitalization			5,406
Depreciation and amortization			(167)
Capitalization of software costs			169

			(1,478)
Operating Expenses:
Research and development			(311)
Selling costs			(104)
Marketing costs			13
Professional and legal compliance, and litigation related costs			(71)
Stock based compensation			(146)
Acquisition expenses			51
Depreciation and amortization			(96)
Other general and administrative expenses			151

			(1,991)

Revenue

Our revenues for the 2009 fiscal year were $51.8 million, $6.9 million or 12% lower than revenues for the 2008 fiscal year. The decrease was driven by an 18% decrease in our Technology Solutions Segment, partially offset by a 10% increase in our Software Applications Segment. Technology Solutions Segment product sales of infrastructure solutions and their related engineering services decreased significantly compared to the prior year. The decrease was partially offset by an increase in technology support services. Software Applications Segment sales increased due to recurring support agreement revenues and increases from the 2008 acquisitions of ICS and Version3, partially offset by a decrease in new software sales and services from CSI-Easley and CSI-Mobile.

Gross Profit

Gross profit for 2009 decreased $1.5 million, or 12%, to $11.3 million. This decrease was driven primarily by the decreased gross profit by the Technology Solutions Segment which had a decrease in infrastructure solutions and related engineering services revenues compared to 2008. The decrease was partially offset by an increase in gross profit from the Software Applications Segment due to increased revenues from support services. The gross margin increased from 21.8% in 2008 to 21.9% in 2009. The increase in margin for the year was attributable to a larger portion of overall gross profit coming from the Software Applications Segment compared to prior year. Technology Solutions Segment gross margin decreased from 16.2% in 2008 to 15.0% in 2009 due to competitive pressure on hardware margins. The Software Applications Segment gross margin decreased from 40.7% in 2008 to 39.0% in 2009 due to a drop in new software and services sales combined with fixed costs which did not decrease at the same rate, and the full year impact from acquisitions made in mid-2008.

Operating Expenses

Operating expenses were $10.3 million for 2009, an increase of $0.5 million, or 5%, from the same period of the prior year. The increase was primarily from an increase in Research and Development costs related to the Version3 software operations and from increased stock compensation to the non-employee directors and investor relations consultants. In addition, selling costs and depreciation and amortization increased as a result of the ICS and Version3 acquisitions being included for the full year in 2009 compared to only a portion of 2008. The increase was partially offset by a decrease in other general and administrative expenses mostly due to the reduction in workforce in June of 2009.

Operating Income

We recorded operating income for 2009 of $1.0 million, a decrease of $2.0 million, or 66%, compared to the operating income in 2008. The decrease in 2009 compared to 2008 was due to the impact of the $1.5 million decrease in gross profit and the $0.5 million increase in operating expenses.

Segment Information

Software Applications Segment

	Year Ended
	December 31, 2009	December 31, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$14,904	$13,559	$1,345
GROSS PROFIT	5,807	5,514	293
OPERATING INCOME	431	1,039	(608)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			1,345
Cost of sales excluding depreciation, amortization, and capitalization			(1,039)
Depreciation and amortization			(182)
Capitalization of software costs			169

			293
Operating Expenses:
Research and development			(311)
Selling costs			(287)
Marketing costs			(89)
Depreciation and amortization			(120)
Other general and administrative expenses			(94)

			(608)

Software Applications Segment sales increased as a result of increased support services from all software locations and increased sales from the ICS and Version3 operations which were acquired in 2008. This increase was partially offset by decreases in new software and services sales from CSI-Easley and CSI-Mobile.

Cost of sales, Selling costs, Marketing costs, Depreciation and amortization and Other general and administrative costs all increased primarily from the 2008 additions of CSI-Greensboro and Version3. These additions happened in April and August of 2008, respectively, and therefore the 2009 expense includes a full year of expenses as opposed to a partial year for 2008. In addition, Research and development increased due to the Version3 new software development in 2009. Capitalized software costs increased due to the capitalization of new software development from the Version3 operations.

Technology Solutions Segment

	Year Ended
	December 31, 2009	December 31, 2008	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$36,913	$45,144	$(8,231)
GROSS PROFIT	5,533	7,304	(1,771)
OPERATING INCOME	1,277	2,494	(1,217)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			(8,231)
Cost of sales excluding depreciation, amortization, and capitalization			6,445
Depreciation and amortization			15

			(1,771)
Operating Expenses:
Selling costs			183
Marketing costs			102
Depreciation and amortization			24

Other general and administrative expenses			245

			(1,217)

Technology Solutions Segment sales decreased primarily due to a decrease in infrastructure solutions and related engineering services sales in comparison to the prior year. This decrease was partially offset by an increase in technology support services sales for 2009.

Cost of sales decreased but not at the same rate as the decline in sales, as technology margins decreased from 16.2% in 2008 to 15.0% in 2009, primarily from competitive pressure on hardware margins. The decrease in operating expenses as a whole is primarily due the reduction in workforce in June 2009.

The following table summarizes the segment information discussed above and reconciles them to the consolidated amounts reported and previously discussed. The table also presents the segment assets information. Changes in segment assets came primarily from the following:

•

Segment assets in the Software Applications Segment and the Technology Solutions Segment both decreased due to the reduction in accounts receivable balance from improved collections in 2009 compared to the prior year.

•	Inventory increased in the Technology Solutions Segment, due to the investment made to take advantage of volume purchase discounts.

•	Capitalized software costs and Other assets for the Software Applications Segment decreased due to the amortization of these costs without any acquisition activity in 2009.

•	Property and equipment decreased for both segments due to the depreciation recorded on these assets while fixed asset purchases for 2009 were reduced compared to prior year.

	Software Applications	Technology Solutions	Total Company
Year ended December 31, 2009
Net sales and service revenue	$14,904	$36,913	$51,817
Gross profit	5,807	5,533	11,340
Segment income	431	1,277	(*	)
Segment assets	10,334	8,436	18,770

Year ended December 31, 2008
Net sales and service revenue	$13,559	$45,144	$58,703
Gross profit	5,514	7,304	12,818
Segment income	1,039	2,494	(*	)
Segment assets	12,200	12,835	25,035
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

	December 31, 2009	December 31, 2008
Segment income:
Software Applications Segment	$431	$1,039
Technology Solutions Segment	1,277	2,494

TOTAL SEGMENT INCOME	1,708	3,533

Less: merger-related and compliance costs
Stock compensation – non-cash	(165)	(19)
Acquisition costs	(2)	(53)
Professional and legal compliance and litigation related costs	(505)	(434)

OPERATING INCOME Per consolidated Statements of Operations	$1,036	$3,027

Interest and Other Income and Expenses

Other expenses decreased approximately $0.2 million from $0.6 million in 2008 to $0.4 million in 2009. This decrease was substantially due to the decrease in interest expense. Interest expense was approximately $0.4 million in 2009, down approximately $0.2 million compared to 2008. This decrease is due to significantly lower borrowings on the line of credit due to improved accounts receivable collections, lower rates of interest in 2009 compared to 2008, and the repayment of the real estate note on the Mobile office. As of December 31, 2009, we had $0 of outstanding draws under our bank credit facility. We also had outstanding long-term bank debt, including current portion, of $0.5 million bearing interest at 2.74% (LIBOR plus 2.50%) and outstanding subordinated notes payable to Barron Partners LP (“Barron”) and the five former CSI-South Carolina shareholders totaling $1.8 million and bearing interest at 15.0%.

Income Taxes

Income taxes were recorded as an expense of approximately $0.4 million in 2009 compared to $1.0 million in 2008. The decrease was due to a lower pre-tax income of approximately $1.7 million compared to 2008. The effective tax rate was driven higher by fewer jobs tax credits and increased non-deductible items such as meals and entertainment due to travel across a broader geographic area.

Net Income and Earnings Per Share

Net income decreased $1.0 million or 78% from of $1.3 million in 2008 to $0.3 million in 2009. The decrease in net income over the prior year was driven by the decrease in revenues contributing to decreased gross profits, combined with increased operating costs, primarily from the full-year addition of ICS and Version3.

Basic earnings per share decreased from $0.25 in 2008 to $0.05 in 2009. The decrease resulted primarily from the decrease in net income, and an increase in the number of weighted average shares outstanding. Weighted average shares increased because of issuance of shares to non-employee directors and investor relations consultants, as well as the issuance of stock in connection with the 2008 acquisitions. For the same reasons, on a fully diluted basis, earnings per share decreased from $0.11 per share in 2008 to $0.02 in 2009.

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

Cash Flows

For the years ended December 31, 2009 and 2008 we had no significant increase in cash and cash equivalents with no significant cash on hand. Since the time of the reverse merger in 2005 we have operated in most periods without cash on hand and in reliance on a revolving line of credit facility to fund our day to day working capital needs, as previously noted.

Cash from Operating Activities

Cash provided by operating activities totaled $7.8 million for the year ended December 31, 2009, compared to cash used for operating activities of $1.9 million for the year ended December 31, 2008. The increase was due primarily to significantly improved collections on accounts receivable in 2009. The increase was partially offset by the changes in adjustments to net income for 2009 compared to the changes in 2008, which netted to a decrease of $0.8 million.

Significant changes at December 31, 2009 since the prior year end to Balance Sheet items related to operating activities are as follows:

The decrease in accounts receivable ($6.3 million) was a result of current year collections of significant 2008 accounts receivable balances and improved collection efforts generally. The increase in deferred revenue was due to increased support agreement billings for all software locations and technical support agreements. The increase in inventories of $1.1 million was due to additional receipts of inventory close to year end 2009 to take advantage of vendor discounts. Accounts payable declined by $1.4 million due to the timing of payments.

Cash for Investing Activities

Cash used for investing activities totaled $1.5 million for the year ended December 31, 2009, compared to $2.8 million for the year ended December 31, 2008. The $1.3 million decrease was a result of the reduction in amount of cash used for acquisitions compared to the prior year, as well as reduced purchased of property and equipment in 2009. This decrease was partially offset by the 2008 proceeds from the sale the Mobile office of $0.4 million for which there was no such transaction in 2009. On the balance sheet, since year end 2008, property and equipment declined due to reduced capital expenditures in 2009. Computer software costs and other intangible assets all decreased due to the amortization of these assets without any acquisitions in 2009.

Cash for Financing Activities

Cash used for financing activities totaled to $6.3 million for the year ended December 31, 2009, compared to cash provided by financing activities of $4.7 million for the year ended December 31, 2008. The change of $11.0 million was due to repayments on the line of credit and note payable of $5.6 million and $0.7 million, respectively, in 2009. In 2008, draws on our revolving line of credit to support increased working capital requirements totaled $5.1 million, partially offset by net repayment of notes payable totaling $0.4 million.

Off-Balance Sheet Arrangements

As of December 31, 2009, and for the prior reporting periods, CSI had no off-balance sheet instruments.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Years Ended December 31, 2009 and 2008

EBITDA decreased 32% or $1.6 million to $3.5 million for the year ended December 31, 2009, compared to EBITDA of $5.1 million reported for the same period in 2008. The EBITDA decrease was primarily due to the $2.0 million decrease in operating income over the prior year. This decrease was offset somewhat by a larger add back for increased depreciation and amortization in 2009. Adjusted EBITDA for the year ended December 31, 2009 decreased by 29% or $1.5 million to $3.6 million, compared to $5.1 million for the prior year. The decrease was due to the same factors which impacted EBITDA plus an additional $0.1 million of stock based compensation add-back for 2009.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Year Ended December 31,
	2009	2008

Reconciliation of net income per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income per GAAP	$290	$1,342
Adjustments:
Income tax expense	354	1,036
Interest expense, net	388	574
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	867	775
Amortization of software development costs	1,552	1,381

EBITDA	3,451	5,108

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	165	19

Adjusted (Financing) EBITDA	$3,616	$5,127

Credit Arrangements

Prior to our going public through the reverse merger, we funded operations through cash flow from operations. In our 2005 reverse merger, which took the CSI operations public, substantially all of our cash was distributed to the founders in exchange for ownership. Due to continued acquisition activity and the recapitalization of the Company in connection with its going public through a reverse merger, the Company frequently has no excess cash and relies on its $7.0 million line of credit facility with its bank to fund its working capital and other funding needs. Accordingly, we now use primarily our working capital facility and term loans to fund our operations. See Note 8 to our audited consolidated financial statements for the year ended December 31, 2009 for details of recent activity under and terms of these facilities.

Our current credit facilities consist of:

•	$7.0 million revolving line of credit, of which there was $0 was drawn and $7.0 million available December 31, 2009, which bears interest at LIBOR plus 2.5% and matures August 31, 2011;

•

$1.0 million equipment note, of which approximately $0.5 million was outstanding at December 31, 2009, which bears interest at LIBOR plus 2.5%, and has a three year amortization maturing in November 2010; and

•

$2.3 million in subordinated notes to Barron Partners and the five founding shareholders, of which $1.8 million remained outstanding at December 31, 2009 , which bear interest at 15% and matured August 30, 2009. In order to conserve capital and borrowing capacity, we refrained from repaying the $1.8 million in subordinated notes upon their extended maturity in August 2009. Barron subsequently demanded payment. The note holders have cooperated from time-to-time with our deferral of repayment, by extending the notes, along with periodic principal payment activity. At other times, we have remained in default (as we are currently) until such time we have been able to negotiate extensions. The notes are subordinated to our bank lender with whom we have our line of credit, who has waived any cross-default relative to the non-payment of the subordinated notes. Since our non-payment of the notes at the original May 2006 maturity, we have at all times since paid the default interest rate of 15%. It is our intention to negotiate with the note holders to extend, restructure or refund the notes. Such actions will require the cooperation and probably the consent of our bank lender. The subordinated notes are discussed further below under “—Factors Affecting Capital Needs and Resources —Subordinated Promissory Notes.”)

Factors Affecting Capital Needs and Resources:

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	our operating cash flow;

•	$7.0 million available to our operations at December 31, 2009, under our $7.0 million line of credit;

•	the anticipated level of capital expenditures for 2010 of $800,000;

•	estimated purchase commitments with suppliers;

•	capitalized software development costs of approximately $1.5 million;

•	restructuring or repayment of our subordinated notes;

•	expiration of our warrants issued to Barron; and

•	potential future acquisitions.

The above items are described in more detail below.

Expected Cash Flow from Operations

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

Our cash flow from operations has been reasonably strong over the past several years and through the current quarter, as we have increased our business, including recurring revenues and collected cash generally applied to our revolver, and have had sufficient availability under our line of credit to support our working capital needs and fund acquisitions. Two of the three acquisitions have generated cash sufficient to service the borrowings made to purchase them, and the third was purchased primarily with shares of our stock. Our greatest risk to cash flows at this time is the potential continuing impact of the current economic downturn, potentially mitigated by the potential for Stimulus funding to our customer base and greater opportunities from an expanded geographic reach following our acquisitions.

Bank Credit Facilities

In light of our growth and acquisition strategy, we believe for the foreseeable future we will rely on our bank credit facilities.

While we have drawn on our line significantly and paid it down from time to time, we cannot guarantee that cash flow from operations will be sufficient to repay our line of credit facility at the time it is due and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Our bank line of credit currently is due to expire in August 2011. Although management currently believes that our existing lender will agree to a future renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. We cannot guarantee that operations will generate sufficient results to meet leverage ratios to support necessary borrowings or procure new financing. Further, while our bank has closely monitored and approved of actions we have taken related to our subordinated notes, we cannot guarantee that a failure to resolve our default under or otherwise repay or restructure the subordinated notes, or to maintain the cooperation of the holders of such notes, would not at a future time negatively impact our ability to renew our existing bank credit facility or procure a replacement. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

Capital Expenditures and Software Development Costs

We currently anticipate that our capital needs for 2010 will principally consist of $1.5 million for software development and $0.8 million for capital expenditures. For the year ended December 31, 2009, we capitalized approximately $1.1 million of software development costs and $0.4 million in capital expenditures. We plan to fund 2010 needs for these items through cash flow from operations and draws under our bank line of credit.

Purchase Commitments

The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. In prior years we have had purchase order commitments to Promethean, one of our major suppliers, for interactive whiteboard inventory purchases of in excess of $12.0 million. We may receive and agree to, but have not yet committed to any amounts for 2010. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Subordinated Promissory Notes

At December 31, 2009, subordinated promissory notes payable to shareholders totaled approximately $1.8 million. Although we possessed adequate availability on the initial due date of May 9, 2006 to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank revolving credit facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remained due and payable. We pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently we paid this and other interest due and no interest was in arrears as of December 30, 2009 or as of the date of this report.

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

Once again, prior to the new maturity at August 30, 2009, the Company attempted to negotiate with Barron for an additional extension of its subordinated debt accompanied by a partial payment. However, we were unable to reach an agreement for an extension and on September 4, 2009 received an invoice from Barron demanding full payment of the Barron subordinated note, including interest accrued through August 31, 2009. The invoice was accompanied by correspondence indicating that if payment were not received within ten days, actions (not specified) would be taken by Barron. Thereafter, discussions have occurred between the Company and Barron, although no agreement as to payment or extension has been reached. The remaining subordinated notes are separately and independently held by other note holders, and have not been accelerated. These other five note holders are founders of the Company and four remain in senior management positions. These note holders have cooperated with the Company with regard to past events of default, partial payments and extensions, and management expects continued cooperation and does not anticipate any acceleration by these other note holders.

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

Expiration of Barron Warrants

On February 10, 2010, warrants issued to Barron expired. The warrants were issued in February 2005 as a part of the preferred stock investment by Barron in the Company. At the time, it was anticipated that the exercise of the warrants by Barron would generate a significant amount of capital for the Company. Given the stock price of our common stock following issuance of the warrants, few of the warrants were exercised. On December 29, 2006, we entered into an agreement with Barron to divide, and amend and restate the warrants, including a reduction in the exercise price. Subsequent to the price reduction and prior to the expiration of the warrants, Barron effectuated exercises in the latter part of 2007 with proceeds to the Company totally $738,000.00. The remaining warrants — ranging in price from $.70 per share to $2.0958 per share, would have generated proceeds of approximately $8.7 million.

Accordingly, the expiration of the warrants takes away a potential source of additional capital for the Company. Accordingly, management continues to examine other financing options. These are discussed in “-Adequacy of Liquidity and Capital Resources” below.

Potential Acquisitions

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

We acquired McAleer on January 2, 2007. The acquisition of this leading provider of fund accounting based financial management software in Alabama fits within our acquisition strategy. Also, on March 31, 2008, we consummated the acquisition, effective April 1, 2008, of substantially all of the assets and business operations of ICS, and the acquisition of Version3 on August 14, 2008. We believe that the acquisition of ICS and Version3 will, likewise, provide a number of strategic benefits. A large portion of the cash consideration for the McAleer and ICS acquisitions was funded by draws under our bank revolving credit facility, thereby reducing our availability under the facility to support working capital needs. Also, the acquisition of McAleer and ICS, like most acquisitions of operating businesses, has increased working capital needs of the Company from time to time, primarily due to differences in the timing of collections, typically once a year, and ongoing labor costs for product implementations and the provision of support services. While our line of credit may be sufficient, its adequacy may be strained by our increased working capital and other needs as a result of acquisition activity. We continue to pursue other opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization. A number of options, are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

Adequacy of Liquidity and Capital Resources

Based on management’s assessment giving consideration to the above items, including the availability under our line of credit facility, management anticipates that our cash flow from operations and our existing bank credit facilities will be adequate to fund our short term liquidity and capital needs for operations over the next twelve months. Accordingly, (i) further increased working capital requirements as a result of anticipated sales growth significantly beyond our expectations, (ii) cash flows lower than anticipated without a corresponding decline in working capital requirements and (iii) either of the above in combination with the addition of funding needs and working capital requirements associated with any acquisition, could put pressure on the adequacy of our bank revolving and other credit facilities.

We continuously consider and pursue other financing options which could include mezzanine financing or other capitalization alternatives. These options are under consideration, and could provide longer-term financing to match our long-term capital needs. Such needs would include acquisition activities and increased working capital. Depending on cash flow from current operations, should we find longer-term funding unnecessary, we may not take advantage of such additional funding options, thereby paying down debt and minimizing any potential for dilution from any additional raise of capital.

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

There is no guarantee CSI could obtain access to additional funding or at reasonable rates. The failure of CSI to meet covenant requirements or find or obtain other funding at reasonable rates, could have a negative impact on our business.

H. Forward-Looking Statements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Computer Software Innovations, Inc.

Easley, South Carolina

We have audited the accompanying consolidated balance sheets of Computer Software Innovations, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Software Innovations, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years then ended in conformity with United States generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Computer Software Innovations, Inc.’s internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 30, 2010

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	7,587	13,862
Inventories	2,628	1,552
Prepaid expenses	140	98
Taxes receivable	32	223

Total current assets	10,387	15,735

PROPERTY AND EQUIPMENT, net	732	898
COMPUTER SOFTWARE COSTS, net	2,573	3,001
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	2,647	2,970

Total assets	$18,770	$25,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,229	$3,644
Deferred revenue	7,790	6,696
Deferred tax liability	445	421
Current portion of notes payable	505	447
Subordinated notes payable to shareholders	1,750	1,950

Total current liabilities	12,719	13,158

LONG-TERM DEFERRED TAX LIABILITY, net	144	329
NOTES PAYABLE, less current portion	—	515
BANK LINE OF CREDIT	—	5,634

Total liabilities	12,863	19,636

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,740 shares issued and outstanding	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,448 and 6,381 shares issued and outstanding, respectively	6	6
Additional paid-in capital	9,075	8,884
Accumulated deficit	(3,153)	(3,443)
Unearned stock compensation	(28)	(55)

Total shareholders’ equity	5,907	5,399

Total liabilities and shareholders’ equity	$18,770	$25,035

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)	For the Years Ended December 31,
	2009	2008
REVENUES
Software Applications Segment	$14,904	$13,559
Technology Solutions Segment	36,913	45,144

Net sales and service revenue	51,817	58,703

COST OF SALES
Software Applications Segment
Cost of sales, excluding depreciation, amortization and capitalization	8,512	7,473
Depreciation	121	110
Amortization of capitalized software costs	1,552	1,381
Capitalization of software costs	(1,088)	(919)

Total Software Applications Segment cost of sales	9,097	8,045

Technology Solutions Segment
Cost of sales, excluding depreciation	31,276	37,721
Depreciation	104	119

Total Technology Solutions Segment cost of sales	31,380	37,840

Total cost of sales	40,477	45,885

Gross profit	11,340	12,818

OPERATING EXPENSES
Research and development	311	—
Selling costs	4,797	4,693
Marketing costs	425	438
Stock based (non-employee wage) compensation	165	19
Acquisition costs	2	53
Professional and legal compliance costs	505	434
Depreciation and amortization	642	546
Other general and administrative expenses	3,457	3,608

Total operating expenses	10,304	9,791

Operating income	1,036	3,027

OTHER INCOME (EXPENSE)
Interest income	—	1
Interest expense	(388)	(574)
Loss on disposal of property and equipment	(4)	(76)

Net other expense	(392)	(649)

Income before income taxes	644	2,378
INCOME TAX EXPENSE	354	1,036

NET INCOME	$290	$1,342

BASIC EARNINGS PER SHARE	$0.05	$0.25

DILUTED EARNINGS PER SHARE	$0.02	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	6,401	5,380

– Diluted	14,105	12,661

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in Thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2007	$5	$7	$7,401	$(4,785)	$(131)	$2,497

Barron’s conversion of preferred stock into common stock	—	—	—	—	—	—
Issuance of common stock, ICS acquisition	—	—	230	—	—	230
Issuance of common stock, Version3 acquisition	1	—	1,243	—	—	1,244
Issuance of stock options	—	—	19	—	(19)	—
Forfeiture of stock options	—	—	(9)	—	9	—
Stock based compensation	—	—	—	—	86	86
Net income for the year ended December 31, 2008	—	—	—	1,342	—	1,342

Balances at December 31, 2008	6	7	8,884	(3,443)	(55)	5,399

Issuance of common stocks	—	—	46	—	—	46
Issuance of stock options	—	—	51	—	(51)	—
Issuance of warrants, DC Consulting	—	—	94	—	—	94
Stock based compensation	—	—	—	—	78	78
Net income for the year ended December 31, 2009	—	—	—	290	—	290

Balances at December 31, 2009	$6	$7	$9,075	$(3,153)	$(28)	$5,907

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the years ended December 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$290	$1,342

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	2,419	2,156
Stock compensation expense	218	86
Deferred income tax benefit	(161)	(77)
Loss on disposal of property and equipment	4	76
Changes in deferred and accrued amounts net of effects from payments for acquisitions
Accounts receivable	6,275	(5,165)
Inventories	(1,076)	(1,077)
Prepaid expenses and other assets	(42)	(55)
Accounts payable	(1,415)	(386)
Deferred revenue	1,094	1,235
Income tax receivable	191	(46)

Net cash provided by (used for) operating activities	7,797	(1,911)

INVESTING ACTIVITIES
Purchases of property and equipment	(350)	(594)
Proceeds from disposal of property and equipment	—	449
Capitalization of computer software	(1,124)	(1,067)
Investment in other intangible assets	(32)	—
Payments for acquisitions	—	(1,551)

Net cash used for investing activities	(1,506)	(2,763)

FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	(5,634)	5,059
Borrowings under notes payable	—	666
Repayments of notes payable	(657)	(1,051)

Net cash (used for) provided by financing activities	(6,291)	4,674

Net change in cash and cash equivalents	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$488	$577
Income taxes	$311	$1,159

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the first quarter of 2005, we concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of our common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into us, (“reverse merger”), our issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of our name to “Computer Software Innovations, Inc.”

Description of business

The Company is engaged in the business of development and sales of internally developed software, sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware–based solutions.

The Company’s internally developed software consists of fund accounting based financial management software, standards-based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, referred to as our identity and access management solutions, could-based communications and collaboration solutions and Microsoft SharePoint deployments. The Company’s primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund”, or by source and purpose of the funding. The fund accounting software is used primarily by public sector and not-for-profit entities. The Company’s standards-based lesson planning software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The lesson plans can be stored, shared, and retrieved for collaboration, editing and future use. The Company’s solutions for single sign-on application access management provide the ability to eliminate the need for users to sign on to every application separately (thereby allowing “single sign-on”) and provides for other efficiencies related to setting-up and controlling user access.

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

Reclassification

Certain prior period amounts have been reclassified to the current presentation. Such reclassifications had no impact on previously reported Net income or Shareholders’ equity.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” and “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” providing guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The new guidance is effective for revenue arrangements entered into or materially modified in annual periods beginning on or after June 15, 2010. Early adoption is permitted. The Company is evaluating the potential impact, if any, of the adoption of the new guidance on its consolidated financial statements.

In June 2009, the FASB issued a statement establishing the FASB Accounting Standards Codification™ (“the ASC” or “the Codification”). Effective for interim and annual periods ended after September 15, 2009, the Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is not intended to change existing GAAP and as such did not have an impact on the consolidated financial statements of the Company. The Company has updated its references to reflect the Codification.

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

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our accounting policies are based on recently issued accounting pronouncements such as those discussed above, and accounting pronouncements previously established. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are as follows:

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At times balances may exceed federally insured amounts. Bank overdrafts of $313 and $698 as of December 31, 2009 and 2008, respectively, have been reclassified to accounts payable.

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

Inventories

Inventories consist of finished goods purchased for resell from third party vendors and a small amount of service inventory that can be used to provide support services to customers of the Company. Inventories are valued at the lower of historic cost or net realizable value using the first-in, first-out method. The Company is generally able to limit the amount of inventory it has to carry through direct shipment from its suppliers to its customers. However, at times large shipments of inventory may be in transit or not all parts may have been received sufficient for delivery to be consummated or collectability assured, in which case a significant amount of inventory may be recorded in the Company’s financial statements. Additionally, from time to time the Company takes advantage of bulk purchase opportunities for quantity discounts on high-volume sales items to reduce its costs. Typically such inventories are only carried for a few weeks. As of December 31, 2009 and 2008, the Company had finished goods on hand that amounted to $2,628 and $1,552, respectively.

Revenue recognition

Software License Revenues

Software revenues consist principally of fees for licenses of our CSI Accounting+Plus software product, service and training. We recognize all software revenue using the residual method in accordance with FASB ASC Subtopic 985-605, “Software – Revenue Recognition” (“ASC 985-605”). Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in ASC 985-605 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under ASC 985-605, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectability is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

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

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of the fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). We align our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to the maintenance, support and professional services components of our perpetual license arrangements. We sell our professional services separately, and have established VSOE for professional services on that basis. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming that all other revenue recognition criteria are met, we recognize revenue from perpetual licenses upon delivery using the residual method in accordance with ASC 985-605.

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

Technology revenues are generated primarily from the sale of hardware. In accordance with ASC 605-45-45, we record revenues as net when we serve as an agent. In these circumstances, our supplier pays a commission to us but acts as the primary obligor in a transaction and we record only the commission in revenues. We record revenues as gross (generally cost of merchandise plus margin) when we serve as a principal whereby we act as the primary obligor in a transaction, have the latitude for establishing pricing and retain all the credit risk associated with such transaction.

Long-term Payment Arrangements

Our primary customer base consists of local government and education entities whose source of funding (local taxes and federal funding) is generally assured; accordingly the risk of uncollectability is lower than that of businesses selling primarily to non-government entities. The Company has an ongoing practice of providing financing for certain purchases under notes receivable or long term leases typically ranging from 3 to 5 years, subject to review of its exposure under such facilities and cash flow availability or needs at the time of such purchases. Such amounts have not constituted a significant portion of account balances, and the Company has historically never experienced a default under such arrangements. The Company recognizes revenue under these arrangements when the criteria noted under Software License Revenues and Computer Hardware Sales Revenues above is met, in accordance with ASC 985-605.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

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

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with ASC 360-10-35. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value.

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives:

Classification	Useful Life (years)
Furniture	7
Computer Equipment	3
Office Equipment	3
Leasehold Improvements	3

Computer Software Costs and Amortization

Computer software costs consist of internal software production costs and purchased software products capitalized under the provisions of ASC 985-20-25. Costs in the research and development of new software products where the technological feasibility is unknown, and enhancements which do not prolong the software life or otherwise increase its value, are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three to four years, using the straight-line method. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, to date, through our software solutions segment, we have spent no material efforts on technological innovation for which the feasibility has been unknown.

Goodwill

The Company follows the provisions prescribed by ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) in our accounting and reporting for goodwill and intangible assets.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

As of December 31, 2009, we had $2,431 of goodwill. In accordance with ASC 350 we are required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Our goodwill impairment test involves a comparison of the fair value to its carrying amount. If the fair value is determined to be less than the carrying value, the asset is considered impaired. We tested goodwill for impairment as of December 31, 2009 and will test it annually on December 31 unless changes occur between annual test dates that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our 2009 impairment test indicated that goodwill was not impaired.

In addition, we evaluate the remaining useful life of other intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its remaining estimated useful life. Amortizable intangible assets (e.g., product trademarks) are amortized on a straight-line basis over six years or the life of the product, whichever is shorter. As of December 31, 2009, the intangible assets classified as indefinite lived assets total $2,458, including goodwill ($2,431) and corporate trademarks ($27 included in Other intangible assets).

Other Intangible Assets

In connection with the acquisition of McAleer, ICS, and Version3, we allocated $3,258 in value to intangible assets. The estimated fair value of these acquired intangible assets is based upon an independent valuation, and is being amortized over the life of the assets. Intangible assets also include previously capitalized intangibles of $49.

As of December 31, 2009, intangible assets had a carrying value of $2,647, net of accumulated amortization of $692, and are included in other intangible assets, net on the consolidated balance sheet. See Note 3 to our audited consolidated financial statements for the year ended December 31, 2009 for further detail regarding the intangible assets related to the McAleer, ICS, and Version3 acquisitions.

Amortization expense was $355 for the year ended December 31, 2009 and $217 for the year ended December 31, 2008. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2009 is expected to be as follows:

Year	Amortization Expense
2010	$287
2011	203
2012	180
2013	162
2014	154
Thereafter	1,661

Total	$2,647

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

The company has adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

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

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

Marketing, Business Promotion and Advertising

Marketing, business promotion and advertising costs are expensed as incurred. Such costs amounted to $425 and $438 for the years ended December 31, 2009 and 2008, respectively.

Subsequent Events Evaluation Date

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 27, 2010, the date the financial statements were issued.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding, including common shares held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the year ended December 31, 2009 and 2008, both prior to and after application of the treasury stock method.

	For the Years Ended December 31,
	2009	2008
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,401	5,380
Common stock held in escrow	800	297
Preferred stock	6,740	6,839
Warrants	6,340	6,164
Options	447	383

Total Weighted Average Shares Outstanding	20,728	19,063

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,401	5,380
Common stock held in escrow	800	297
Preferred stock	6,740	6,839
Warrants*	—	—
Options	164	145

Total Weighted Average Shares Outstanding – Treasury Stock Method	14,105	12,661

Stock related activity for the year ended December 31, 2008

	Common stock (excluding shares held in escrow)	Common stock held in escrow	Preferred Stock	Warrants*	Options*
Outstanding at December 31, 2007	4,699	—	6,860	6,164	375

Issuances in 2008 – related to acquisitions	1,562	800	—	—	—
Other issuances, net of forfeitures in 2008	—	—	—	—	10
Conversions and exercises in 2008	120	—	(120)	—	—

Outstanding at December 31, 2008	6,381	800	6,740	6,164	385

Stock related activity for the year ended December 31, 2009

	Common stock (excluding shares held in escrow)	Common stock held in escrow	Preferred Stock	Warrants*	Options*
Outstanding at December 31, 2008	6,381	800	6,740	6,164	385

Issuances in 2009	67	—	—	300	80

Outstanding at December 31, 2009	6,448	800	6,740	6,464	465

*	Note that all Warrants expired as of February 11, 2010, subsequent to the date of this report. For details of Warrant related activity, see Note 9. Preferred Stock and Related Warrants, and for details of Option related activity see Note 11. Stock-based Compensation.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

The potential common shares calculated using the treasury stock method, including common stock held in escrow (and excluding warrants as their exercise price did not exceed the market price for the company’s common stock), were used in the calculation of diluted earnings per share for the years ended December 31, 2009 and 2008.

NOTE 3 – RECENT ACQUISITIONS

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

We will run Version3 as a separate office of the Company from its Columbia location while also housing certain of its operations (primarily CSI@K12) in Easley. We will continue to support the existing product and expand opportunities and sales through this office.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

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

Allocation of Purchase Price

The allocation of the purchase prices for the ICS, and Version3 acquisitions, including capitalized acquisition expenses, are as follows (liabilities other than deferred taxes assumed as part of the purchase price were not deemed material):

	ICS	Version3
Property and equipment	$50	$20
Computer software	164	989
Goodwill	950	—
Other intangible assets	464	1,149
Deferred tax liability	—	(622)

Total assets purchase price	$1,628	$1,536

Source of Funds for Acquisition

Sources of funds used in the transactions (net of subsequent refinancing activities) are as follows:

	ICS	Version3
Funds from revolving credit facility
Draw on revolving credit facility (at time of purchase) (including $12 for acquisition related expenses)	$1,321	$153
Payments of acquisition related expenses (funded from revolving credit facility)	27	50
Subtotal of funds from revolving credit facility	1,348	203

Issuance of 209 shares of CSI’s common stock valued at $1.10 per share	230	—
Issuance of 1,353 shares of CSI’s common stock valued at $0.92 per share[1]	—	1,244
Assumed liabilities	50	89

Total purchase price	$1,628	$1,536

[1]	Excludes 800 shares held in escrow subject to achieving performance requirements previously discussed.

Computer Software, Other Intangible Assets, Goodwill, and Useful Lives of Acquired Assets

The detail of computer software, other intangible assets and goodwill and their useful lives are as follows:

	McAleer (2007)			ICS			Version3
Asset	Value	Effective Useful Life		Value	Effective Useful Life		Value	Effective Useful Life
Computer software	$610	4 years		$164	4 years		$989	4 years

Trade name	$70	3 years		$19	3 years		$857	15 years

Covenants not-to-compete	75	5 years		70	5 years		37	5 years
							255	2 years
Customer contracts and related relationships	1,500	20 years		375	20 years		—	—

Other intangible assets	$1,645			$464			$1,149

Total computer software and other intangible assets	$2,255	13.3years	[2]	$628	13.3 years	[2]	$2,138	14.7 years	[2]

Goodwill	$1,481	indefinite		$950	indefinite		—	—

[2]	Weighted average

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

NOTE 4 – ACCOUNTS RECEIVABLE

	December 31,
	2009	2008
Billed receivables	$7,242	$12,560
Unbilled receivables	338	1,218
Commission receivable and other	81	158
Allowance for sales returns	(41)	(40)
Allowance for doubtful accounts	(33)	(34)

Total accounts receivable, net	$7,587	$13,862

NOTE 5 – CONCENTRATION OF CREDIT RISK

For the years ended December 31, 2009 and 2008 our top ten clients constituted approximately 37% of our annual revenue. At December 31, 2009 and 2008, approximately 31% and 28%, respectively, of the Company’s net accounts receivable were due from the top ten customers. Potential losses from concentrations of credit risk with respect to trade accounts receivable are considered to be limited due to the number of the customers comprising the customer base, including significant amounts to be paid through government funding, and the Company’s ongoing credit evaluations of its customers.

For the years ended December 31, 2009 and 2008, approximately 56% and 55%, respectively, of the Company’s purchases were from three vendors. At December 31, 2009 and 2008, approximately 51% and 11%, respectively, of the Company’s accounts payable were due to these three vendors.

NOTE 6 – PROPERTY AND EQUIPMENT

	December 31,
	2009	2008
Furniture	$316	$321
Computer equipment	274	234
Office equipment	1,785	1,494
Leasehold improvements	210	198

Total	2,585	2,247
Accumulated Depreciation	(1,853)	(1,349)

Property and equipment, net	$732	$898

Depreciation expense charged to operations was $512 and $558 for the years ended December 31, 2009 and 2008, respectively.

On November 17, 2008, the Company sold the building and the land that was acquired in the acquisition of McAleer. The sales price was $485, and the Company recorded a loss on the sale of $72. (See Note 3 – Recent Acquisitions)

NOTE 7 – COMPUTER SOFTWARE COSTS

	December 31,
	2009	2008
Capitalized computer software costs	$7,650	$6,256
Capitalized computer software from acquisitions	1,762	1,762
Accumulated amortization	(6,839)	(5,287)

Computer software costs, net	$2,573	$3,001

Amortization expense charged to cost of sales for the Software Applications Segment was $1,552 and $1,381 for the years ended December 31, 2009 and 2008, respectively.

NOTE 8 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS

Bank Credit Facilities

The Company maintains a line of credit facility with its bank. The terms of the facility are as follows:

•	the principal amount of the facility is $7.0 million;

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

•	the latest renewal was on December 21, 2009, with a maturity date of August 31, 2011;

•	permissible purposes of the funds borrowed under the revolving facility include funding short-term working capital and general corporate purposes of the Company; and

•	the definition of the borrowing base includes 50% of eligible inventory (with a maximum borrowing ability against eligible inventory of $1.0 million), and 80% of eligible accounts receivable.

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

On December 21, 2009, the Company entered into a modification of the line of credit facility, extending the maturity date from June 30, 2010 to August 31, 2011.

Other than the amendments noted above, the material obligations and provisions of the facility remain unchanged. Previous modifications also memorialized certain previously granted waivers to the restrictive covenants and requirements contained in the agreements with the bank. The bank granted waivers permitting us to enter into the acquisition of McAleer, including the use of bank credit facility advances to fund such acquisition, and incurring mortgage indebtedness to McAleer as a part of the purchase of McAleer’s real estate. Subsequently, on November 17, 2008, the Company sold the land and the building for $485, and recorded a loss of $72. Proceeds from the sale were used to pay off the mortgage loan relating to the property in the amount of $455. The bank also waived any cross-default relating to the subordinated notes payable to certain shareholders, which the Company did not repay at their May 2006 maturity.

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectability; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bore interest at LIBOR plus 2.50% (2.74%) at December 31, 2009, and LIBOR plus 2.50% (3.59%) at December 31, 2008, payable monthly.

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

The amount outstanding on the notes payable to the bank was $505 at December 31, 2009 and $962 at December 31, 2008.

The principal payments for subsequent years under the Company’s notes payable are presented below:

2010	$505

Total Principal Payments	$505

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management believes the Company complied with these current covenants at December 31, 2009 and December 31, 2008.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company;

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There were no draws under the facility as of December 31, 2009 and $5,634 of outstanding draws under the facility as of December 31, 2008.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $1,750 at December 31, 2009 and $1,950 at December 31, 2008, respectively. Although the Company possessed adequate availability on the initial due date of May 9, 2006 to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, the Company determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remained due and payable. We pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently, we paid this and other interest due and no interest was in arrears as of December 31, 2009, or as of the date of this report.

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

Off Balance Sheet Instruments

As of December 31, 2009, and for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 10.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

Related Party Transactions

Quarterly, during 2009 and 2008 the Company made interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, who owns all of the Company’s preferred shares. These interest payments were made on the subordinated notes payable associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of December 31, 2009 and 2008. In 2009, interest payments to the five original shareholders of CSI – South Carolina totaled $174 and interest payments to Barron totaled $174. In 2008, interest payments to the five original shareholders of CSI – South Carolina totaled $160 and interest payments to Barron totaled $160.

NOTE 9 – PREFERRED STOCK AND RELATED WARRANTS

Warrants

On February 11, 2005, pursuant to the terms of a Preferred Stock Purchase Agreement with Barron, we issued to Barron common stock purchase warrants to purchase a total of 7,218 shares of our common stock (“Barron warrants”). The unexercised portion of these warrants, detailed below, expired on February 11, 2010, subsequent to the date of these financial statements.

Barron warrant exercises could have been accomplished in one or a series of transactions, subject to a 4.9% beneficial ownership restriction. The terms and conditions of the Barron warrants were identical except with respect to the exercise price.

The Barron warrants may have been exercised on a cashless basis. In such event, the Company would have received no proceeds from their exercise. So long as the Company maintained an effective registration statement for the shares underlying the Barron warrants, a Barron warrant holder was prohibited from utilizing a cashless exercise. The Company’s registration statement was declared effective initially on February 14, 2006 and the latest updating amendment was declared effective on May 12, 2009.

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

Activity related to the common stock purchase warrants for the years ended December 31, 2009 and 2008 and outstanding balances are as follows:

Common Stock Purchase Warrants

	Warrant A1*	Warrant A2*	Warrant B1*	Warrant B2*	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Exercise Price	$1.3972	$0.70	$2.0958	$0.85	$0.70	$1.00	$1.20
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010	6/1/2011	6/1/2011	6/1/2011

Warrant related activity for the year ended December 31, 2009

	Warrant A1*	Warrant A2*	Warrant B1*	Warrant B2*	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2008	2,000	555	2,000	1,609	—	—	—
Issued – year ended December 31, 2009	—	—	—	—	100	100	100
Exercised – year ended December 31, 2009	—	—	—	—	—	—	—

Outstanding at December 31, 2009	2,000	555	2,000	1,609	100	100	100

*	Expired February 10, 2010, subsequent to the date of these financial statements.

Registration Rights Agreement

In conjunction with the Preferred Stock Purchase Agreement, the Company entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby the Company agreed to register the shares of common stock underlying the preferred stock and

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

warrants to be sold to Barron. Barron could have also demanded the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” could have required the Company (subject to carve back by a managing underwriter) to include such shares in certain registration statements it may file. The Company was obligated to pay all expenses in connection with the registration of the shares. The Company’s registration rights obligation ended with the expiration of the warrants held by Barron on February 10, 2010, subsequent to the date of these financial statements.

NOTE 10 – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

Operating leases

The Company leases certain facilities and equipment under various operating leases. At December 31, 2009, future minimum lease payments under non-cancelable leases are:

2010	$1,074
2011	775
2012	77

Total Payments	$1,926

Rent expense for the years ended December 31, 2009 and 2008 was $1,030 and $486, respectively.

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

On April 1, 2008, in connection with the acquisition of ICS (Note 3), the Company entered into a lease with Byers Properties, LLC for the lease by the Company of the former facilities of ICS. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease begins April 1, 2008 and runs for a period of three years through March 2011. The lease calls for annual rent of $80, payable monthly. The leased property consists of a single-story brick building located on 2.57 acres in Triangle Industrial Park at 8518 Triad Drive, Colfax, North Carolina. The building comprises 7,207 square feet, with approximately 300 square feet being warehouse space. The future minimum lease payments under this lease are included in the schedule above. For further details on the acquisition of ICS, see Note 3 – Recent Acquisitions.

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. The future minimum lease payments for leases executed under the program as of December 31, 2009 are included in the schedule above.

Executive Officer Employment Agreements

The Company entered into new separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009, with terms similar to their prior agreements. The term of all the employment agreements is three years, expiring on February 28, 2012. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at December 31, 2009, excluding bonuses, was approximately $1.9 million.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

Subordinated Notes

On August 30, 2009 the Company’s subordinated notes matured. However, as in past times the Company, with the support of the Company’s bank, did not repay the subordinated notes at maturity (for the reasons noted in NOTE 8 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS). The notes were due and payable in May of 2006 and have been in default and extended several times. For all quarterly periods due, following May 2006, including during periods when the notes have been under an extension and not considered in default, the Company has paid the default interest rate of 15%. As evidenced by the granting of a waiver, and as communicated to management, the Bank is in support of the Company’s actions with regard to the deferral of payment on the subordinated debt. The Company has paid the interest due at the 15% default rate, and the subordinated notes (including Barron’s note) are subordinated to the Company’s senior bank debt. Accordingly, the Company believes the ability of Barron, and the other note holders, to have direct recourse against the Company is limited. However, the Company cannot predict what actions Barron might take or what a final resolution would be, nor can it give any assurances as to what impact adverse collection actions by Barron might otherwise have on the Company’s financial condition, or how such actions may be viewed by the Company’s other creditors. Nonetheless, based on experience during past events of non-payment on the subordinated notes, the support of the bank and the Company’s other creditors under similar conditions, and the other factors noted above, the Company expects that the dispute concerning non-payment of the subordinated notes will not have a significant negative impact on the Company’s business or its operations.

Warrants

On February 10, 2010, warrants for 6,164 shares of our common stock held by Barron expired unexercised. (The Barron warrants are discussed in more detail under NOTE 9 – PREFERRED STOCK AND RELATED WARRANTS).

NOTE 11 – STOCK-BASED COMPENSATION

Employee Compensation

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan.

The Company accounts for stock based compensation using the fair value method prescribed in FASB ASC 718-10-10-2, which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of options granted.

In 2005, the Company assumed the stock based employee compensation plan of CSI- South Carolina as a result of the reverse merger. The Company granted options to purchase 70 shares of common stock in the first quarter of 2007 as a result of the McAleer acquisition which closed on January 2, 2007, and an additional 30 shares of common stock subsequently, related to this acquisition. In November 2007 granted options to purchase an additional 100 shares to key employees. In the first quarter of 2008 the Company granted options to purchase an additional 20 to other employees. In April 2009 the Company granted options to purchase an additional 50 shares to its Chief Executive Officer, (in lieu of a portion of a salary adjustment in connection with the renewal of her executive employment agreement. Commitments under executive agreements are discussed further under Executive Officer Employment Agreements in NOTE 10 – COMMITMENTS CONTINGENCIES, AND SUBSEQUENT EVENTS). The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model.

Assumptions used in calculation of fair value

	For the Years Ended December 31,
	2009	2008
Expected term (in years)	7	7
Expected volatility	142%	123%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.5%	3.6%

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	268	$0.12	November 1, 2012
Options granted in McAleer acquisition	70	$0.85	January 2, 2017
Options granted to key employees	100	$1.42	November 9, 2017
Options granted in McAleer acquisition	15	$1.10	March 31, 2018
Options granted to other employees	10	$1.09	May 28, 2018
Options granted in McAleer acquisition	15	$0.74	March 31, 2019
Options granted to key employees	50	$0.70	April 17, 2019

The following table summarizes option activity under the plans for the year of 2008:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	375	$0.60
Granted	20	1.09
Cancelled	—	—
Exercised	—	—
Forfeited/expired	(10)	(1.09)

Outstanding at December 31, 2008	385	$0.62	5.80	$(79)

Exercisable at December 31, 2008	285	$0.39	5.11	$5

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

The following table summarizes option activity under the plans for the year of 2009:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	385	$0.62
Granted	80	0.78
Cancelled	—	—
Forfeited/expired	—	—

Outstanding at December 31, 2009	465	$0.64	5.74	$(21)

Exercisable at December 31, 2009	350	$0.54	4.76	$22

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.60 as of December 31, 2009 and the exercise price multiplied by the number of options outstanding as of that date.

As of December 31, 2009 there remained $28 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately two years.

Non-employee Compensation

The Company issued 11 shares of common stock to outside Board of Directors under the plan in the first nine months of 2009. Outside of the plan, the Company issued non-employee based stock awards of 30 shares of common stock and 300 common stock purchase warrants as compensation for investor relations services pursuant to the terms of a Consulting Agreement with its investor relations firm (see also NOTE 9 – PREFERRED STOCK AND RELATED WARRANTS).

Total stock based compensation for 2009 was $218, of which $94 related to the warrants issued to the Company’s investor relations firm, $32 related to the stock issued to the Company’s investor relations firm, $15 related to the stock issued to the Company’s outside Board of Directors, $24 related to stock options granted from acquisition, and the remaining $53 is related to employee stock compensation (wage-related). Employee stock compensation (wage related) is included in the income statement categories of cost of sales or departmental operating expense categories as appropriate.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

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

No additional non-employee based stock awards were granted in 2009 or 2008.

NOTE 12 – DEFINED CONTRIBUTION PLAN

In 2007, the Company established a 401(k) defined contribution plan for the benefit of its employees, and terminated the Simple IRA savings plan maintained in previous years. Employees of the Company may participate in the 401(k) plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. The Company’s contributions to the plan, as determined by management, are discretionary and are allocated among the participants based on the participants’ contributions. Contributions to the 401(k) plan were $164 for the year ended December 31, 2009, and $288 for the year ended December 31, 2008, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company made interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of which are executive officers, and Barron Partners LP, who owns all of the Company’s preferred shares. These interest payments were made on the subordinated notes payable associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of December 31, 2009. In 2009, interest payments to the five original shareholders of CSI-South Carolina totaled $174 and interest payments to Barron Partners LP totaled $174. In 2008, interest payments to the five original shareholders of CSI-South Carolina totaled $160 and interest payments to Barron Partners LP totaled $160.

NOTE 14 – INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2009 and 2008 is summarized as follows:

	December 31,
	2009	2008
Current income tax expense (benefit):
Federal	$460	$1,008
State	56	105

Total current	516	1,113

Change in deferred income taxes:
Federal	(157)	32
Other	(5)	(109)

Total deferred	(162)	(77)

Income tax expense	$354	$1,036

The gross amounts of deferred tax assets (liabilities) as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$12	$13
Allowance for sales returns	15	15
Trademarks	24	15
Computer software costs	146	92
Other intangible	2	1
Vacation accrual	204	173
Net operating loss carryforwards	269	305
Acquisition related expenses	32	34
Deferred stock compensation	139	75
SC Jobs Tax Credit	98	112

Gross deferred tax assets	941	835

Deferred tax liabilities:
Goodwill	(133)	(70)
Depreciation	(129)	(108)
Trademarks	(292)	(314)
Other intangibles	(57)	(102)
Prepaid expenses	(46)	(30)
Computer software costs	(873)	(961)

Gross deferred tax liabilities	(1,530)	(1,585)

Net deferred tax liability	$(589)	$(750)

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

The net deferred tax asset (liability) is classified in the accompanying consolidated Balance Sheets as follows:

	December 31,
	2009	2008
Current portion	$(445)	$(421)
Long-term portion	(144)	(329)

Total	$(589)	$(750)

As of December 31, 2009 the Company had net loss carry-forwards of approximately $0.6 million, with various expiration dates through 2024. The net loss carry-forwards relate to the operating losses of VerticalBuyer, prior to the reverse merger with CSI-South Carolina and the Version3 acquisition.

Reconciliation between income tax expense (benefit) and the amount computed by applying the federal statutory rate of 34 percent to income (loss) before income taxes for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008

Tax expenses at statutory rate	$219	34.0%	$808	34.0%
State income tax, net of federal income tax benefit	38	5.9%	69	2.9%
South Carolina jobs tax credit, net of federal tax effect	—	0.0%	—	0.0%
Nondeductible portion of meals and entertainment costs	48	7.5%	50	2.1%
Nondeductible registration costs	16	2.4%	9	0.4%
Late fees & penalties	(3)	-0.5%	52	2.2%
Other miscellaneous items	36	5.7%	48	2.0%

	$354	55.0%	$1,036	43.6%

The Company, after consulting with tax experts, recorded South Carolina Jobs Tax Credits earned in fiscal years 2005, 2006 and 2007 of $35, $74 and $133, respectively, or a total of $242 ($159, net of applicable federal income tax effect). Of this amount, approximately $29 was taken in 2007, and approximately $47 was taken in 2008, and approximately $18 will be taken in 2009, with $147 deferred tax benefit ($97, net of applicable federal income tax effect) remaining. We recorded no benefit in 2009 or 2008.

According to FASB ASC topic 740 (“ASC 740”), “Income Taxes,” such tax credits are to be recorded as assets and reductions of tax expense to the extent it is more likely than not that the taxable income in future periods will be sufficient to utilize the credits earned and employment levels will not decrease, causing a loss of credits recorded in prior years. ASC 740 also requires that, on an ongoing basis, management assess any changes in conditions which may affect the likelihood of realizing these tax credits and that a valuation allowance be established should a degree of uncertainty about the likelihood of realizing these credits become apparent. A valuation allowance would be established with a charge against income. Based on management’s review of the Company’s historical and current performance and its plans for future growth including acquisitions, the introduction of new products, the expansion of existing products and expansion into new markets, management believes it is more likely than not that the Company will be able to fully utilize these tax credits and no valuation allowance is considered necessary at this time. The company applies the principles for recording its South Carolina Jobs Tax Credits established in Emerging Issues Task Force (“EITF”) 94-1, whereby the accounting task force reached consensus that it is not appropriate to record the entire future years’ benefits for increases based on the current year’s events which give rise to the potential but not guarantee the benefits in future years (that is the credits should not be recognized in the financial statements prior to their inclusion in the company’s tax returns. Specifically we record only the amount of Jobs Tax Credit Carryforwards which have been reported in calculations within the company’s tax returns, as required by the state for recognition of the amount of carryforward benefits.)

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in thousands, except where specifically stated)

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

Software Applications Segment

Through our Software Applications Segment, we report the results of the development, sales, and deployment and provision of ongoing support of our software applications, fund accounting based financial management software, standards based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, cloud-based communication and collaboration solutions, based on Microsoft’s Live@edu hosted exchange and SharePoint environments and Microsoft SharePoint deployments. Through this segment we also report the results of operations related to complimentary third-party applications and services we resell.

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

The following tables summarize information about segment income for the years ended December 31, 2009 and 2008 and assets allocated to segments as of December 31, 2009 and 2008.

	Software Applications	Technology Solutions	Total Company
Year ended December 31, 2009
Net sales and service revenue	$14,904	$36,913	$51,817
Gross profit	5,807	5,533	11,340
Segment income	431	1,277	(*	)
Segment assets	10,334	8,436	18,770

Year ended December 31, 2008
Net sales and service revenue	$13,559	$45,144	$58,703
Gross profit	5,514	7,304	12,818
Segment income	1,039	2,494	(*	)
Segment assets	12,200	12,835	25,035

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	For the Years Ended December 31,
	2009	2008
Segment income:
Software Applications Segment	$431	$1,039
Technology Solutions Segment	1,277	2,494

TOTAL SEGMENT INCOME	1,708	3,533

Less: merger-related and compliance costs
Stock compensation – non-cash	(165)	(19)
Acquisition costs	(2)	(53)
Professional and legal compliance and litigation related costs	(505)	(434)

OPERATING INCOME Per Consolidated Statements of Operations	$1,036	$3,027

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 (“the Evaluation Date”). Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

During our internal audit process we discovered an error which, except for the efforts of our internal audit process, might have gone undetected. The error related to the improper revenue recognition as a result of introducing a new method of product distribution with direct delivery, but billings through a distributor, an unusual and infrequent change occurring in our fourth quarter, without sufficient accounting follow-up. The error related to the initial transaction in our fourth quarter. We have adopted a procedure (“Remedial Action”) whereby initial transactions related to a change in distribution method are tested to assure accounting practices for revenue recognition for product handled through new distribution methods are in place from the outset.

This isolated error was identified within and corrected before the end of the same interim accounting period, our fourth quarter, and therefore had no impact on reported financial results.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Except for the Remedial Action in the fourth quarter of 2009, discussed above, there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Bank (USA) is a facility under which we may borrow, repay and then re-borrow. Advances and repayments under the credit facility occur daily, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through March 26, 2010. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through November 12, 2009 was previously disclosed in our Form 10-Q dated September 30, 2009.

Date	Loan Balance
November 19, 2009	$2,458,000
November 23, 2009	3,907,000
November 30, 2009	3,193,000
December 7, 2009	3,850,000
December 14, 2009	1,881,000
December 18, 2009	1,691,000
December 23, 2009	870,000
December 30, 2009	—
January 8, 2010	178,000
January 14, 2010	—
January 19, 2010	270,000
January 29, 2009	—
February 28, 2010	—
March 26, 2010	—

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

In response to this Item, the information contained under the headings “Election of Directors,” “Governance of the Company,” and “Securities Ownership” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2010 is incorporated herein by reference.

Item 11.	Executive Compensation.

In response to this Item, the information contained under the headings “Governance of the Company – Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May12, 2010 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In response to this Item, the information contained under the heading “Securities Ownership” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2010 is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain equity compensation plan information for the Company as of December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	465,203	(1)	$0.64	936,330	(2)

Equity compensation plans not approved by security holder	300,000	(3)	$0.97	0

(1)	Includes 205,203 shares underlying options held by non-executive officers of the Company pursuant to the former incentive plan of CSI – South Carolina, which options were assumed by the Company in its February 2005 merger with CSI – South Carolina. No more options may be granted under the former CSI – South Carolina plan. Also includes 260,000 shares underlying options granted to employees under our 2005 Incentive Compensation Plan.
(2)	Reflects shares available for award under our 2005 Incentive Compensation Plan.
(3)	Represents warrants issued to DC Consulting, an investor relations firm, under the terms of a Consulting Agreement dated May 13, 2009.

A description of the common stock warrants issued to DC Consulting is contained in Note 9 to our audited consolidated financial statements for the year ended December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In response to this Item, the information contained under the headings “Certain Relationships and Related Transactions” and “Governance of the Company” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2010 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

In response to this Item, the information contained under the heading “Audit Information” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2010 is incorporated herein by reference (except for the Report of the Audit Committee of the Board of Directors).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

COMPUTER SOFTWARE INNOVATIONS, INC.

	By:	/S/ NANCY K. HEDRICK
Date: March 31, 2010		Nancy K. Hedrick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NANCY K. HEDRICK Nancy K. Hedrick	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010

/S/ DAVID B. DECHANT David B. Dechant	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/S/ ANTHONY H. SOBEL Anthony H. Sobel	Chairman, Director	March 31, 2010

/S/ SHAYA PHILLIPS Shaya Phillips	Director	March 31, 2010

/S/ JEFFREY A. BRYSON Jeffrey A. Bryson	Director	March 31, 2010

/S/ THOMAS P. CLINTON Thomas P. Clinton	Senior Vice President of Strategic Relations and Director	March 31, 2010

INDEX TO EXHIBITS

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed November 14, 2005).

3.1.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Computer Software Innovations, Inc. filed with the Delaware Secretary of State on March 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed March 29, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed March 29, 2006).

4.1	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed November 14, 2005).

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 16, 2005).

10.2	First Amendment to the Preferred Stock Purchase Agreement dated November 7, 2005 between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed November 14, 2005).

10.3	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed February 16, 2005).

10.4	First Amendment to the Registration Rights Agreement dated November 7, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed November 14, 2005).

10.5	Warrant Amendment and Exchange Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated December 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2007).

10.6	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed January 5, 2007).

10.7	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed January 5, 2007).

10.8	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed January 5, 2007).

10.9	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed January 5, 2007).

10.10	Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed February 16, 2005).

10.11	Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed February 16, 2005).

10.12	Agreement for the Extension of Subordinated Notes and Waiver between the Company and Barron Partners LP, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton, William J. Buchanan and Joe G. Black dated April 23, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K, filed April 29, 2008).

10.13	Extension of Subordinated Notes and Waiver dated May 12, 2009 between the Company, Barron Partners LP, Joe G. Black, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton, and William J. Buchanan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed May 15, 2009).

10.14*	Employment Agreement dated as of March 1, 2009 between the Company and Nancy K. Hedrick (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 5, 2009).

10.15*	Employment Agreement dated as of March 1, 2009, between the Company and Thomas P. Clinton (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed March 5, 2009).

10.16*	Employment Agreement dated as of March 1, 2009, between the Company and William J. Buchanan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed March 5, 2009).

10.17*	Employment Agreement dated as of March 1, 2009, between the Company and Beverly N. Hawkins (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed March 5, 2009).

10.18*	Employment Agreement dated as of May 6, 2005, between the Company and David B. Dechant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed May 9, 2005).

10.19	Form of CSI-South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K, filed March 28, 2005).

10.20	Form of Non-qualified Stock Option Agreement between CSI-South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K, filed March 28, 2005).

10.21	Form of Option Repurchase Agreement between CSI-South Carolina and certain non-executive personnel effective February 7, 2005 (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K, filed March 28, 2005).

10.22	Amended and Restated Loan and Security Agreement between RBC Bank (USA) and Computer Software Innovations, Inc. dated September 14, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 14, 2007).

10.23	Amended and Restated Commercial Promissory Note in the Amount of $7,000,000 payable by Computer Software Innovations, Inc. to RBC Bank (USA) dated September 14, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed September 14, 2007).

10.24	Commitment Letter between Computer Software Innovations, Inc. and RBC Bank (USA) dated September 10, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed September 14, 2007).

10.25	Commercial Promissory Note in the Amount of $800,000 payable by Computer Software Innovations, Inc. to RBC Bank (USA) dated January 2, 2007 (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed January 5, 2007).

10.26	Waiver Agreement regarding Payment on Subordinated Notes between the Company and RBC Bank (USA) dated April 23, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K filed April 29, 2008).

10.27	Modification to Revolving Facility between the Company and RBC Bank (USA) dated June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed July 16, 2008).

10.28	Waiver Letter between the Company and RBC Bank (USA) dated August 8, 2008, relating to the Company engaging in certain operating leases (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 14, 2008).

10.29	Waiver Letter between the Company and RBC Bank (USA) dated August 18, 2008, relating to the acquisition by the Company of Version3, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed August 20, 2008).

10.30	Modification Agreement between the Company and RBC Bank (USA) dated September 11, 2008 (incorporated by reference to the Company’s Form 8-K, filed September 17, 2008).

10.31	Modification Agreement between the Company and RBC Bank (USA) dated November 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 20, 2008).

10.32	Waiver Letter between the Company and RBC Bank (USA) dated May 12, 2009, relating to payments on, and amendments to, certain Subordinated Notes held by shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed May 15, 2009).

10.33	Modification Agreement between the Company and RBC Bank (USA) dated December 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 23, 2009).

10.34*	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 9, 2005).

10.35*	Amendment to the Company’s 2005 Incentive Compensation Plan approved by the stockholders at the Company’s annual meeting held on May 7, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q, filed May 13, 2008).

10.36*	Form of Restricted Stock Agreement entered into by and between the Company and Anthony H. Sobel, Shaya Phillips and Thomas V. Butta dated February 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 27, 2006).

10.37*	Restricted Stock Agreement by and between the Company and Jeffrey A. Bryson dated June 20, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB, filed August 14, 2006).

10.38*	Nonqualified Stock Option Agreement between the Company and David B. Dechant dated November 30, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed December 3, 2007).

10.39*	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 9, 2005).

10.40	Company’s 2008 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed July 17, 2008).

10.41	Reseller Agreement by and between the Company and Promethean, Inc. dated April 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 24, 2006).

10.42	Description of Oral Reseller Agreement Between the Company and Promethean, Inc. (May 2007) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 15, 2007).

10.43	Consulting Agreement dated May 13, 2009 between the Company and DC Consulting, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed May 15, 2009).

10.44	Letter Agreement by and between the Company and RBC Bank (USA) dated September 3, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 4, 2009).

10.45	Asset Purchase Agreement for the Acquisition of Assets of McAleer Computer Associates, Inc. by Computer Software Innovations, Inc. dated November 27, 2006 among Computer Software Innovations, Inc., McAleer Computer Associates, Inc. and William J. McAleer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 1, 2006).

10.46	Bill of Sale by McAleer Computer Associates, Inc. in favor of Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed January 5, 2007).

10.47	Assignment and Assumption Agreement between McAleer Computer Associates, Inc. and Computer Software Innovations, Inc. (executed January 2, 2007) (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed January 5, 2007).

10.48	Confidentiality, Noncompetition and Nonsolicitation Agreement by and among Computer Software Innovations, Inc.; McAleer Computer Associates, Inc.; and William J. McAleer dated January 2, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed January 5, 2007).

10.49	Asset Purchase Agreement executed March 31, 2008, to be effective April 1, 2008, by and among Computer Software Innovations, Inc., ICS Systems, Inc. and Michael Byers (incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K, filed April 4, 2008).

10.50	Lease by and between Byers Property, L.L.C. and Computer Software Innovations, Inc. made April 1, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K, filed April 4, 2008).

10.51	Contract of Purchase and Sale between the Company and Employee Liability Management, Inc. dated August 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed august 18, 2008).

10.52	Agreement and Plan of Reorganization dated August 18, 2008 by and among Computer Software Innovations, Inc., Version3, Inc. and the shareholders of Version3, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 20, 2008).

14	Computer Software Innovations, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-KSB filed April 2, 2007).

21**	List of Subsidiaries.

23**	Consent of Elliott Davis, LLC.

31.1**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.