Form 10-Q
period 2010-03-31
Computer Software Innovations, Inc.
filed 2010-05-14
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Common Stock, $0.001 par value per share	6,973,343 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. –	Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2010	March 31, 2009
REVENUES
Software Applications Segment	$3,835	$3,321
Technology Solutions Segment	6,558	5,556

Net sales and service revenue	10,393	8,877
COST OF SALES
Software Applications Segment
Cost of sales, excluding depreciation, amortization and capitalization	2,349	2,124
Depreciation	34	29
Amortization of capitalized software costs	339	358
Capitalization of software costs	(440)	(248)

Total Software Applications Segment cost of sales	2,282	2,263

Technology Solutions Segment
Cost of sales, excluding depreciation	5,739	4,805
Depreciation	23	27

Total Technology Solutions Segment cost of sales	5,762	4,832

Total cost of sales	8,044	7,095

Gross profit	2,349	1,782
OPERATING EXPENSES
Research and development	39	91
Selling costs	1,058	1,233
Marketing costs	161	155
Stock based compensation	21	2
Acquisition costs	—	1
Professional, legal compliance and litigation costs	163	95
Depreciation and amortization	149	164
Other general and administrative expenses	907	927

Total operating expenses	2,498	2,668

Operating income (loss)	(149)	(886)
OTHER INCOME (EXPENSE)
Interest expense	(72)	(113)
Loss on disposal of property and equipment	(1)	(4)

Net other income (expense)	(73)	(117)

(Loss) income before income tax (benefit) expense	(222)	(1,003)
INCOME TAX (BENEFIT) EXPENSE	(53)	(353)

NET INCOME (LOSS)	$(169)	$(650)

BASIC EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.10)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	6,461	6,381

– Diluted	6,461	6,381

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$618	$—
Accounts receivable, net	7,229	7,587
Inventories	2,150	2,628
Prepaid expenses	179	140
Income taxes receivable	117	32

Total current assets	10,293	10,387
PROPERTY AND EQUIPMENT, net	710	732
COMPUTER SOFTWARE COSTS, net	2,677	2,573
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	2,563	2,647

Total assets	$18,674	$18,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,597	$2,229
Deferred revenue	7,566	7,790
Deferred tax liability	511	445
Current portion of notes payable	388	505
Subordinated notes payable to shareholders	1,750	1,750

Total current liabilities	12,812	12,719

LONG-TERM DEFERRED TAX LIABILITY, net	93	144
BANK LINE OF CREDIT	—	—

Total liabilities	12,905	12,863

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,740 shares issued and outstanding	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,473 and 6,448 shares issued and outstanding, respectively	6	6
Additional paid-in capital	9,093	9,075
Accumulated deficit	(3,322)	(3,153)
Unearned stock compensation	(15)	(28)

Total shareholders’ equity	5,769	5,907

Total liabilities and shareholders’ equity	$18,674	$18,770

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2009	$6	$7	$9,075	$(3,153)	$(28)	$5,907
Issuance of common stock	—	—	18	—	—	18
Stock based compensation	—	—	—	—	13	13
Net income (loss) for the three months ended March 31, 2010	—	—	—	(169)	—	(169)

Balances at March 31, 2010	$6	$7	$9,093	$(3,322)	$(15)	$5,769

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(Amounts in thousands)	March 31, 2010	March 31, 2009
OPERATING ACTIVITIES
Net income (loss)	$(169)	$(650)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	545	578
Stock compensation expense, net	31	12
Deferred income taxes	16	(44)
Loss on disposal of property and equipment	1	4
Changes in deferred and accrued amounts
Accounts receivable	358	6,432
Inventories	478	(999)
Prepaid expenses	(39)	(72)
Accounts payable	368	907
Deferred revenue	(224)	(1,167)
Income taxes receivable/payable	(85)	(415)

Net cash provided by operating activities	1,280	4,586

INVESTING ACTIVITIES
Purchases of property and equipment	(102)	(162)
Capitalization of computer software	(443)	(265)

Net cash used for investing activities	(545)	(427)

FINANCING ACTIVITIES
Net repayments under line of credit	—	(4,047)
Repayments of notes payable	(117)	(112)

Net cash used for financing activities	(117)	(4,159)

Net change in cash and cash equivalents	618	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$618	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$72	$211
Income Taxes	$18	$107

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

Description of business and disclosure regarding segments

The Company is engaged in the business of development and sales of internally developed software, which is reported through its Software Applications Segment, and sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware–based solutions, accompanied by integration and management services, which activities are reported through its Technology Solutions Segment.

Software Applications Segment

The Company’s internally developed software consists of fund accounting based financial management software, standards-based lesson planning software and solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, referred to as our identity and access management solutions, cloud-based communications and collaboration solutions and Microsoft SharePoint deployments. The Company’s primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund,” or by source and purpose of the funding. The fund accounting software is used primarily by public sector and not-for-profit entities. The Company’s standards-based lesson planning software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The lesson plans can be stored, shared, and retrieved for collaboration, editing and future use. The Company’s solutions for single sign-on application access management provide the ability to eliminate the need for users to sign on to every application separately (thereby allowing “single sign-on”) and provides for other efficiencies related to setting-up and controlling user access. The Company’s solution for communication and collaboration, CSI@K12 are instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a kindergarten through grade 12 (“K-12”) education environment and are based on Microsoft’s Live@edu hosted email solution. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views.

Technology Solutions Segment

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

Market

The Company markets its financial management and technology solutions and its services primarily to a wide variety of education and local government agencies, and not-for-profit entities in the southeastern United States, with a focus on future geographic expansion nationally. Its identity and access management solutions are installed in additional states, with a few

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

installations internationally, and its CSI@K12 product is targeted to K12 school districts throughout the US. The majority of the Company’s business is with K-12 (kindergarten through grade 12) public education entities, with local government entities one of its fastest growing segments and non-for-profits and some corporations also included in its client mix.

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

Use of estimates and interim adjustments

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

The interim consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity and cash flows are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K.

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported Net income or Shareholders’ equity.

Recent accounting pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In April 2010, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, concerning the milestone method of revenue recognition. The ASU codified the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate it will have a material impact on our results of operations or financial condition.

In April 2010, The FASB issued ASU No. 2010-13, concerning stock compensation awarded in the currency of which the underlying equity security trades. The ASU codified the consensus reached in EITF Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate it will have a material impact on our results of operations or financial condition.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

In February 2010, the FASB issued ASU No. 2010-09, concerning the recognition and disclosure requirements of certain subsequent events. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate it will have a material impact on our results of operations or financial condition.

In January 2010, The FASB issued ASU No. 2010-06, concerning disclosures about fair value measurements. The ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends the Codification to now require (1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate it will have a material impact on our results of operations or financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding, including common stock held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three months ended March 31, 2010 and 2009, both prior to and after application of the treasury stock method.

	For the Three Months Ended March 31,
	2010	2009
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,473	6,381
Common stock held in escrow	500	800
Preferred stock	6,740	6,740
Warrants	6,464	6,164
Options	465	385

Total Weighted Average Shares Outstanding	20,642	20,470

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,461	6,381
Common stock held in escrow	500	800
Preferred stock	6,740	6,740
Warrants	—	—
Options	164	160

Total Weighted Average Shares Outstanding –treasury stock method	13,865	14,081

The potential common shares were not used in the calculation of diluted loss per share for the three months ended March 31, 2010 and 2009, as the effect is anti-dilutive due to the net loss reported for the period.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

NOTE 3 – STOCK-BASED COMPENSATION

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan. The Company accounts for stock based compensation using the fair value method prescribed in the “Stock Compensation” section of the FASB’s Accounting Standard Codification (“ASC”), which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of options granted.

In 2005, the Company assumed the stock based employee compensation plan of CSI – South Carolina as a result of the reverse merger. The Company granted options to purchase 70 shares of common stock in the first quarter of 2007, as a result of the McAleer acquisition which closed on January 2, 2007, and an additional 30 shares of common stock subsequently related to this acquisition. In November 2007, the Company granted options to purchase an additional 100 shares to key employees. In the first quarter of 2008 the Company granted options to purchase an additional 20 to other employees. In April 2009 the Company granted options to purchase an additional 50 shares to its Chief Executive Officer, (in lieu of a portion of a salary adjustment in connection with the renewal of her executive employment agreement. Commitments under executive agreements are discussed further under Executive Officer Employment Agreements in NOTE 6 – COMMITMENTS AND CONTINGENCIES). The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model. For further information and discussion related to the weighted average assumptions used in the option pricing model please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Assumptions used in calculation of fair value

	For the Three Months Ended March 31,
	2010	2009
Expected term (in years)	7	7
Expected volatility	142%	123%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.5%	3.6%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	205	$0.12	November 1, 2012
Options granted in McAleer acquisition	100	$0.87	January 2, 2017
Options granted to key employees	100	$1.42	November 9, 2017
Options granted to other employees	10	$1.09	May 28, 2018
Options granted to key employees	50	$0.70	April 17, 2019

The following table summarizes option activity under the plans for the first three months of 2010:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	465	$0.64	5.74	$(21)
Granted	—	—
Cancelled	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at March 31, 2010	465	$0.64	5.50	$(21)

Exercisable at March 31, 2010	410	$0.57	5.16	$14

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.60 as of March 31, 2010 and the exercise price multiplied by the number of options outstanding as of that date.

As of March 31, 2010 there remained $15 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately two years.

The Company issued 11 shares of common stock to outside Board of Directors under the plan in the first three months of 2010. Outside of the plan, the Company issued non-employee based stock awards of 15 shares of common stock as compensation for investor relations services pursuant to the terms of a Consulting Agreement with its investor relations firm (see also NOTE 5 – PREFERRED STOCK AND RELATED WARRANTS).

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

Total stock based compensation for the first three months of 2010 was $31, of which $11 related to the stock issued to the Company’s investor relations firm, $7 related to the stock issued to the Company’s outside Board of Directors, $3 related to stock options granted from acquisition, and the remaining $10 is related to employee stock compensation (wage-related). Employee stock compensation (wage related) is included in the income statement categories of cost of sales or departmental operating expense categories as appropriate. Total stock based compensation for the first three months of 2009 was $12, of which $2 was related to the stock options granted as a result of acquisition, and $10 was related to employee stock compensation.

NOTE 4 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS

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

Other than the amendments noted above, the material obligations and provisions of the facility remain unchanged. Previous modifications also memorialized certain previously granted waivers to the restrictive covenants and requirements contained in the agreements with the bank. The bank granted waivers permitting us to enter into acquisitions, including the use of bank credit facility advances to fund such acquisitions, and incurring related mortgage indebtedness for acquired real estate subsequently sold. The bank also waived any cross-default relating to the subordinated notes payable to certain shareholders, which the Company did not repay at their May 2006 maturity. Such waivers and prior modifications have been disclosed in the Company’s previous filings on Forms 10-K, 10-Q and 8-K.

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectability; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bore interest at LIBOR plus 2.50%, subject to a 3% floor, payable monthly. LIBOR plus 2.50% was 2.73% at March 31, 2010 and 2.74% at December 31, 2009.

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

The amount outstanding on the notes payable to the bank was $388 at March 31, 2010 and $505 at December 31, 2009.

Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2010	388

Total Principal Payments	$388

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management is not aware of any events of noncompliance with these annual covenants at March 31, 2010 and December 31, 2009.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There were no outstanding draws under the facility as of March 31, 2010 and December 31, 2009.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $1,750 at March 31, 2010, and December 31, 2009. Although the Company possessed adequate availability on the initial due date of May 9, 2006 to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank facility following such a drawdown would not be sufficient to fund ongoing working capital needs. The Company also anticipated that such a refunding of the subordinated notes with bank debt would have caused the Company to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, the Company determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remained due and payable. We pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently, we paid this and other interest due and no interest was in arrears as of March 31, 2010, or as of the date of this report.

On May 13, 2009, we and each of the holders of the subordinated notes entered into an agreement to extend the notes until August 30, 2009. In exchange for the extensions, we made a principal payment on the subordinated notes totaling $200, paid pro-rata among the note holders. Under this agreement, the Company sought to enter into a new and separate term loan facility with its bank lender to fund the payout of Barron, and to negotiate to restructure the notes payable to the remaining holders.

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

The notes were due and payable in May of 2006 and have been in default and extended several times. For all quarterly periods due, following May 2006, including during periods when the notes have been under an extension and not considered in default, the Company has paid the default interest rate of 15%. As in past instances, the Company’s operations have not been negatively impacted by the event of default. (See also NOTE 6 – COMMITMENTS AND CONTINGENCIES).

Off Balance Sheet Instruments

As of March 31, 2010, for the periods reported, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 6.

Related Party Transactions

During the first three months of 2010 the Company made interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, who owns all of the Company’s preferred shares. These interest payments were made on the subordinated notes payable associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of March 31, 2010. In 2010, interest payments to the five original shareholders of CSI – South Carolina totaled $32 and interest payments to Barron totaled $32.

NOTE 5 – PREFERRED STOCK AND RELATED WARRANTS

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

Activity related to the common stock purchase warrants for the three months ended March 31, 2010 and outstanding balances are as follows:

Common Stock Purchase Warrants

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Exercise Price	$1.3972	$0.70	$2.0958	$0.85	$0.70	$1.00	$1.20
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010	6/1/2011	6/1/2011	6/1/2011

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

Warrant related activity for the three months ended March 31, 2010

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2009	2,000	555	2,000	1,609	100	100	100
Issued – three months ended March 31, 2010	—	—	—	—	—	—	—
Exercised – three months ended March 31, 2010	—	—	—	—	—	—	—
Expired – three months ended March 31, 2010	(2,000)	(555)	(2,000)	(1,609)	—	—	—

Outstanding at March 31, 2010	—	—	—	—	100	100	100

Registration Rights Agreement

In conjunction with the Preferred Stock Purchase Agreement, the Company entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby the Company agreed to register the shares of common stock underlying the preferred stock and warrants to be sold to Barron. Barron may also demand the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” may require the Company (subject to carve back by a managing underwriter) to include such shares in certain registration statements it may file. The Company is obligated to pay all expenses in connection with the registration of the shares. The Company’s registration rights obligation ended with the expiration of the warrants held by Barron on February 10, 2010.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At March 31, 2010, future minimum lease payments under non-cancelable leases were:

2010	$819
2011	798
2012	79

Total	$1,696

Rent expense for the three months ended March 31, 2010 and 2009 was $272 and $267, respectively.

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

On June 20, 2007, the Company and Chuck Yeager Real Estate amended the operating lease agreement, originally entered into on November 30, 2005, to include an additional 12,544 square feet of warehouse space. The lease of the additional warehouse space was the result of carrying additional inventory and increased monthly rent by approximately $2. While the lease on the additional space was scheduled to expire on August 31, 2007, the Company extended the lease until December 31, 2007. On April 1, 2008 the Company terminated the lease of this additional warehouse space, and entered into a one year lease with Edge Developments, LLC for 18,000 square feet of warehouse space located at 903B East Main Street, Easley, SC. The terms of this lease required monthly payments of $4, which are included in the schedule above, and expired on March 31, 2010. On March 23, 2010, the Company entered into a one year lease with Edge Developments, LLC for 30,000 square feet of warehouse space at 903A East Main Street, Easley, SC. The terms of this lease require monthly payments of $5, which are included in the schedule above, and are scheduled to expire on March 31, 2011.

On April 1, 2008, in connection with the acquisition of ICS Systems, Inc. (“ICS”) (Note 3), the Company entered into a lease with Byers Properties, LLC for the lease by the Company of the former facilities of ICS. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease begins April 1, 2008 and runs for a period of three

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

years through March 2011. The lease calls for annual rent of $80, payable monthly. The leased property consists of a single-story brick building located on 2.57 acres in Triangle Industrial Park at 8518 Triad Drive, Colfax, North Carolina. The building comprises 7,207 square feet, with approximately 300 square feet being warehouse space. The future minimum lease payments under this lease are included in the schedule above. For further details on the acquisition of ICS, see Note 3 – Acquisitions.

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. The future minimum lease payment for leases executed under the program as of March 31, 2010 is included in the schedule above.

Executive Officer Employment Agreements

The Company entered into new, separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009, with terms similar to their prior agreements. The term of all the employment agreements is three years, expiring on February 28, 2012. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at March 31, 2010, excluding bonuses, is approximately $1,662.

NOTE 7 – SEGMENT INFORMATION

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

The following tables summarize information about segment income (loss) for the three months ended March 31, 2010 and 2009; and assets allocated to segments as of March 31, 2010 and 2009.

	Software Applications	Technology Solutions	Total Company
Three months ended March 31, 2010:
Net sales and service revenue	$3,835	$6,558	$10,393
Gross profit	1,553	796	2,349
Segment income (loss)	259	(224)	(*	)
Segment assets	11,102	7,572	18,674

Three months ended March 31, 2009:
Net sales and service revenue	$3,321	$5,556	$8,877
Gross profit	1,058	724	1,782
Segment income (loss)	(359)	(429)	(*	)
Segment assets	11,905	8,029	19,934

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	March 31, 2010	March 31, 2009
Segment income (loss):
Software Applications Segment	$259	$(359)
Technology Solutions Segment	(224)	(429)

TOTAL SEGMENT INCOME (LOSS)	35	(788)

Less: merger-related and compliance costs
Stock compensation – non-cash	(21)	(2)
Acquisition costs	—	(1)
Professional and legal compliance costs	(163)	(95)

OPERATING INCOME (LOSS) Per Consolidated Statements of Operations	$(149)	$(886)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts are presented in thousands, except where specifically stated.)

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

Software Applications Segment

Our initial internally developed software product was developed for financial management of public sector entities, primarily local government and kindergarten through grade 12 (“K-12”) organizations. The largest portion of our revenues are derived from the K-12 education market space with the local government being one of our fastest growing segments. Recently acquired products are used in these markets and also in higher education. We may pursue other markets but currently they are not a substantial focus.

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

Identity and access management software

In August 2008, we acquired our Identity and access management solutions through our acquisition of Version3, Inc. (“Version3®”). Our identity and access management solutions provide single sign-on, application access management and provisioning based on Microsoft® Identity Lifecycle Management and Microsoft SharePoint deployments. While Version3 solutions are not solely designed for the education market segment, many recent projects have been directed to K-12 and higher education. Prior to the acquisition, CSI was a reseller of Version3 solutions. By joining forces with Version3, we have achieved synergies to expand sales efforts, enhance delivery efficiencies, and allow increased focus on new product development and enhancements to existing solutions. Version3’s solutions do not require the level of integration with local or state reporting as do our financial management products. As a result, the Version3 installations have already expanded to a national level and include a few international implementations.

Cloud-based communication and collaboration solutions

In August 2009 we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views. It is anticipated this solution will be available in the summer of 2010.

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

Staffing

In addition to our engineers, our Technology Solutions Segment includes a staff of sales persons, project managers and product specialists. Our Technology Solutions Segment also purchases and resells products from a variety of manufacturers including but not limited to Dell, Hewlett Packard, Cisco, Microsoft, Novell, Promethean and Tandberg, and supports the Software Applications Segment, as needed.

Margins

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology Solutions Segment when compared to the Software Applications Segment. Gross margins for the Software Applications Segment were 40.5% for the three months ended March 31, 2010, while margins for our Technology Solutions Segment were 12.1% for the same period. Gross margins for the Software Applications Segment were 31.9% for the three months ended March 31, 2009, while margins for the Technology Solutions Segment were 13.0% for the same period.

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

B. Recent Developments

New Product Development

In August 2009 we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. This is an effort driven within our Version3 division, acquired in the fall of 2008. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class site and social media tools, delivered in a browser and native Microsoft Outlook access and views. It is anticipated this solution will be available in the summer of 2010. We estimate we will commit $1 million to develop this offering, including both research and development and capitalized development costs, as well as capital expenditures to develop and host certain functions related to this solution. We anticipate we will recover this investment within a two to three year period.

The Current Economic Crisis, Our Response, and the American Recovery and Reinvestment Act of 2009 and Guidance

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

As a result of the impact of the recession on our customers, in 2009 we saw a moderate increase in the amount of projects postponed or changed as a result of customer budget cuts. However, a potential indicator of ongoing business health — the value of quoting activity and incoming service orders received — has held steady and at times exceeded modestly that of the recent past. Additionally, due to our acquisition activity we now have a greater geographic region and larger number of potential customers to sell into than at any point in our past history. Also, we have a greater breadth of product offerings, which we believe, coupled with our expanded geographic reach, provides the potential to double our EBIDTA over the next five years. (EBITDA is a non-GAAP measure. Please see our disclosure regarding EBITDA and reconciliation to the nearest GAAP measure under “G. Liquidity and Capital Resources – Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA”). However, in light of the current economic climate, and given that our governmental client base generally lags the private sector both in feeling the impact of an economic downturn and benefit from a recovery due to the delay in tax collection cycles, we see significant uncertainty in the short term, perhaps through 2011. Our financial results, including revenues and profitability, will hinge significantly on the mix between the actual impact from decreased customer budgets and our ability to acquire new accounts and increase penetration in existing accounts and with new products. We cannot predict what impact this change in mix, if any, will have on our financial results.

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

The initiatives and incentives contained in the Recovery Act which relate to the education and local government market space may have a direct, positive impact on our financial results. However, based on what we have seen thus far, it appears the Recovery Act is more likely defraying the negative impact of budget shortfalls in our customer markets and has assisted us in maintaining better results on our revenue line than we might have experienced otherwise, rather than driving significant new business. Due to the uncertainties as to how the funds are being distributed and for what areas they are being used; where, and how much might remain available; what eligible projects we might be able to propose and win; and whether suppliers are capable of meeting the potential increase in demand, we cannot predict what impact, if any, the Recovery Act has had or will continue to have on our financial results. Once all Stimulus funding is used or expires, our clients may experience additional budgetary pressure until they participate in any economic recovery, which has typically been on a delayed basis compared to the private sector.

Due to the uncertainty created by the current economic environment, we took precautionary measures in the first quarter of 2009 to control costs. We froze salaries and reduced our contribution to our 401(k) plan from a dollar for dollar match up to 3%, to a dollar for dollar match up to 1.5%. Our revenues continued to be significantly negatively impacted in the second quarter in comparison to the prior year, and, unlike we had hoped, we saw no significant improvement from Stimulus spending. Accordingly, midway through the second quarter of 2009 we reduced our labor force by approximately 10% to more closely align with adjusted revenue expectations in light of the economic climate coupled with potential continued delays in Stimulus spending. These reductions are estimated to reduce our expenses by about $300 per quarter on a (pre-tax) go forward basis. Throughout the remainder of 2009, we continued and in 2010 we continue to monitor our staffing needs and employee headcount closely.

Through the third and fourth quarters we saw very few deals for which the funding can be readily tied to Stimulus sources. In the first quarter of 2010, we saw an increase in proposals referring to the Stimulus as a funding source. However, we are uncertain what, if any, stabilization of budgets has occurred as a result of Stimulus funding, or what change in budget conditions may exist following the full use or expiration of Stimulus funding. As a result, we continue to plan and budget without regard to any potential benefit from Stimulus efforts. We may take further actions in 2010 to reduce costs depending on our continued monitoring of our financial results. These could include employee furloughs, deferral of replacements for personnel attrition, or if not otherwise avoidable, reducing headcount beyond attrition. While we plan to take such actions based on our monitoring of our ongoing results, we cannot predict those results or the timing, number of or dollar impact of cost reduction efforts we may take or the impact such efforts may have on our financial results. Additionally, if our performance is not impacted significantly by the economy and/or the potential benefits of the Recovery Act are significantly positive to our financial results, we may reinstate raises and increase our 401(k) contributions to prior levels. We may also consider reinstating and funding in future periods, those increases and contributions which were frozen, reduced or otherwise not paid in prior periods.

General Guidance (Forward-Looking Information)

The impact of the current economic conditions on our customers’ budgets have, we believe, resulted in an extension of our sales closing cycles. The unknowns related to the timing, issuance of and restrictions which may be placed on Stimulus funds, and uncertainty as to the amount each eligible customer may receive, have pushed out the decision making processes with regard to the funding of technology solutions and services. Due to the lack of knowledge as to what funds will be available for what projects and when our customers’ ability to make determinations as to the allocation of their funds to projects, investing in opportunities for technology improvement and purchase decisions may be clouded in the short-term. Additionally, it is unclear what impact the full utilization and expiration of Stimulus funds will have on customer budgets in the next one to two years. As a result of cost reduction efforts we made in the first and second quarters of 2009, we previously disclosed prior to the end of our first quarter 2010 our expectations that our bottom line performance for the first quarter of 2010 would be better than the same quarter of the prior year, and we did see improvement. As a result, we are cautiously optimistic the same will hold true as we move further into 2010. Many observers have reflected in the U.S. press that the economy has entered a recovery. However, our market space, the local government and education space, collects tax revenues based on results in the private sector. Accordingly, our market space is generally slower in both entering and exiting a recessionary period. As a result, we are unable to provide any specific guidance for 2010 as we await the settlement of uncertainties surrounding the timing of any impact from an economic recovery on our market space or from any Stimulus funding. While the short-term outlook is unclear, we do continue to watch our costs in relation to revenue and other business indicators. We also continue to make investments in research and new product development and improved partner relationships which we believe improve our prospects for growth in the longer-term.

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

We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our software and systems integration businesses also may be subject to the effects of other risks and uncertainties, including, but not limited to:

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our unaudited consolidated financial statements as of and for the three months ended March 31, 2010 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

Disclosure Regarding Segments

The Company reports its operations under two operating segments: the Software Applications Segment and the Technology Solutions Segment. See “A. Introduction – Products and Services” and “ – Organization” for more detailed discussions regarding our segments.

Revenue Recognition

Software License Revenues

Software revenues consist principally of fees for licenses of our internally developed software products, service and training. We recognize all software revenue using the residual method in accordance with the “Software – Revenue Recognition” subtopic of the FASB’s ASC. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established.

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

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of the fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). We align our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to the maintenance, support and professional services components of our perpetual license arrangements. We sell our professional services separately, and have established VSOE for professional services on that basis. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming that all other revenue recognition criteria are met, we recognize revenue from perpetual licenses upon delivery using the residual method in accordance with “Software – Revenue Recognition” subtopic of the FASB ASC.

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

Technology revenues are generated primarily from the sale of hardware. In accordance with the “Revenue Recognition” topic of the FASB ASC, we record revenues as net when we serve as an agent. In these circumstances, our supplier pays a commission to us but acts as the primary obligor in a transaction and we record only the commission in revenues. We record revenues as gross (generally cost of merchandise plus margin) when we serve as a principal whereby we act as the primary obligor in a transaction, have the latitude for establishing pricing and retain all the credit risk associated with such transaction.

Long-term Payment Arrangements

Our primary customer base consists of local government and education entities whose source of funding (local taxes and federal funding) is generally assured; accordingly the risk of uncollectability is lower than that of businesses selling primarily to non-government entities. The Company has an ongoing practice of providing financing for certain purchases under notes receivable or long term leases typically ranging from 3 to 5 years, subject to review of its exposure under such facilities and cash flow availability or needs at the time of such purchases. Such amounts have not constituted a significant portion of its account balances, and the Company has historically never experienced a default under such arrangements. The Company recognizes revenue under these arrangements when the criteria noted under Software License Revenues and Computer Hardware Sales Revenues above is met, in accordance with “Revenue Recognition – Software” subtopic of the FASB ASC.

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

Capitalization

Expenditures for major renewals or betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable in accordance with “Property, Plant, and Equipment” topic of the FASB ASC. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value.

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of such property and equipment.

Computer Software Costs and Amortization

Computer software costs consist of internal software production costs and purchased software costs capitalized under the provisions of “Software” subtopic of the FASB ASC, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”

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

Other Intangible Assets

The Company follows the provisions set forth in the “Equity” topic of the FASB ASC in our accounting and reporting for other intangible assets.

The “Equity” topic of the FASB ASC eliminates the requirement to amortize intangible assets with an indefinite life, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition indefinite-lived intangible assets. In accordance with the “Equity” topic of the FASB ASC, we do not amortize indefinite-lived intangible assets (e.g., corporate trademarks for which planned use is indefinite). We evaluate the remaining useful life of intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its remaining estimated useful life. Amortizable intangible assets (e.g., product trademarks) are amortized on a straight-line basis over six years or the life of the product, whichever is shorter.

In addition, as required under “Intangibles – Goodwill and Other” subtopic of the FASB ASC, we perform annual tests for impairment of our indefinite-lived intangible assets. Our indefinite-lived intangible assets consist of values assigned to certain trademarks and other intangibles we have developed or acquired.

Stock Based Compensation

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan. The Company accounts for stock based compensation using the fair value method prescribed in the “Compensation – Stock Compensation” subtopic of the FASB ASC, which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of the shares granted.

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

As of the beginning of our 2007 fiscal year, we adopted the provisions of the “Income Taxes” topic of the FASB ASC, which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. We recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merit of the position.

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 4 to our unaudited financial statements as of and for the three months ended March 31, 2010 and under “—G. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

E. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In April 2010, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, concerning the milestone method of revenue recognition. The ASU codified the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate it will have a material impact on our results of operations or financial condition.

In April 2010, The FASB issued ASU No. 2010-13, concerning stock compensation awarded in the currency of which the underlying equity security trades. The ASU codified the consensus reached in EITF Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate it will have a material impact on our results of operations or financial condition.

In February 2010, the FASB issued ASU No. 2010-09, concerning the recognition and disclosure requirements of certain subsequent events. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate it will have a material impact on our results of operations or financial condition.

In January 2010, The FASB issued ASU No. 2010-06, concerning disclosures about fair value measurements. The ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends the Codification to now require (1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate it will have a material impact on our results of operations or financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

F. Financial Performance

All numbers stated in thousands, except per share data and where specifically noted in millions.

Overview

Our revenues increased $1.5 million or 17% to $10.4 million for the first quarter of 2010 compared to the same period of the prior year. The revenue increase was due to a $0.5 million increase in software revenues and a $1.0 million increase in technology revenues. The 15% improvement in software revenues was due primarily to increases in new product sales, services and support. The 18% increase in technology revenues was due to an increase in technology hardware sales and services.

Gross profit for the first quarter of 2010 increased $0.6 million, or 32%, to $2.3 million compared to the same period of the prior year. The increase was due primarily to a $0.5 million increase in gross profit from the software segment and a $0.1 million increase in gross profit from the technology segment, both gross profit increases being driven by revenues increasing in both segments. The overall gross margin improved from 20.1% to 22.6% due to increased margins in the software segment, partially offset by a lower margin in the technology segment. Overall, the Software Application Segment reported 40.5% margin in the first quarter of 2010 versus 31.9% for the same period in 2009 with improved economies of scale, while the Technology Solutions Segment reported 12.1% margin in the first quarter of 2010 versus 13.0% for the same period in 2009 due to unfavorable changes in product mix toward resold hardware and away from commissioned hardware sales (revenue for business referrals, which has no direct cost component).

Operating income (loss) for the first quarter of 2010 improved $0.7 million, or 83%, to a loss of $0.1 million compared to the loss in the same period of the prior year. The improvement in operating loss came from the increase in gross profit of $0.6 million and a $0.2 decrease in operating expenses primarily due to a reduction in workforce in May of 2009 and reduced research, with more costs being capitalized in the later stages of the CSI@K12 project.

Net income (loss) for the first quarter of 2010 improved $0.5 million or 74%, compared to the same period of the prior year, to a loss of $0.2 million. The improvement was driven by the improvement in operating income (loss) coupled with reduced interest expense and partially offset by a decrease in income tax benefit with reduced losses.

The loss for the first quarter is representative of the fact our first and fourth quarters of our fiscal year are our lower performing quarters compared to our second and third quarters. Since most of our revenues are derived from operations in the K12 education market space, we provide a much larger number of technology solutions in the summer months when schools are closed. We must maintain a sufficient level of personnel through the slower quarters to service the increase in business in the higher periods, which typically reduces the income (loss) we have in the first and fourth quarters, compared to the summer quarters.

Consolidated Results of Operations for the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$10,393	$8,877	$1,516
GROSS PROFIT	2,349	1,782	567
OPERATING INCOME (LOSS)	(149)	(886)	737

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME (LOSS)
Gross Profit:
Sales			$1,516
Cost of sales excluding depreciation, amortization, and capitalization			(1,159)
Depreciation and amortization			18
Capitalization of software costs			192

			567
Operating Expenses:
Research and development costs			52
Selling costs			175
Marketing costs			(6)
Professional and legal compliance costs			(68)
Stock based compensation			(19)
Acquisition expenses			1
Depreciation and amortization			15
Other general and administrative expenses			20

			$737

Revenues

Total revenues in the first quarter of 2010 increased $1.5 million or 17% in comparison with the first quarter of 2009 to $10.4 million. Of this increase, software segment revenues increased $0.5 million and technology segment revenues increased $1.0 million. Software revenues improved $0.5 million, while technology revenue improved $1.0 million. The 15% improvement in software revenues was due to increases in new product sales, services and support revenues. The 18% increase in technology revenues was due primarily to an increase in technology hardware, interactive classroom services and support, and engineering services and support, partially offset by decreases in technology reseller commissions and third party service contracts.

Gross Profit

Gross profit for the first quarter of 2010 increased $0.6 million or 32% in comparison with the first quarter of 2009, to $2.3 million. Of this increase, $0.5 million was due to an increase in software segment gross profit, while technology had a $0.1 million increase. The increase in both segments’ gross profit were driven primarily by increased revenues in both segments, a small reduction in depreciation and amortization and increased costs capitalized for CSI@K12 software development, partially offset by the increase in cost of sales related to increased sales of technology hardware and increased costs related to software development for CSI@K12. The gross margin improved from 20.1% to 22.6% due to increased margins in the software segment from 31.9% in the prior year’s first quarter to 40.5% for the first quarter of the current year, due to improving economies of scale and increased CSI@K12 software costs capitalized and less recorded as research and development in the later stages of this product’s development cycle. This improvement was partially offset by a lower margin in the technology segment, which decreased from 13.0% in the prior year’s first quarter to 12.1% for the first quarter of the current year. The decrease in the technology margin was due to unfavorable changes in product mix toward resold hardware and away from commissioned hardware sales (revenue for business referrals, which has no direct cost component).

Operating Expenses

Operating expenses for the first quarter decreased $0.2 million compared to the first quarter of 2009, to $2.5 million. The above table analyzes the major items that account for this decrease. The decrease was primarily a result of the reduction in workforce from May 2009, impacting selling costs and other general and administrative costs, and due to reduced research and development costs as more program costs are being capitalized, due to being in later stages of the CSI@K12 project, where technological feasibility of most related program areas is known. These decreases were partially offset by increased professional and legal compliance costs from extended investor relations efforts with a new support group and increased stock-based compensation expense related to the extended investor relations efforts with a new support group and a change to stock-based compensation for the outside board of directors, from all cash compensation in the same period of the prior year. The $0.6 million increase in gross profit, net of the improvement in operating expenses resulted in an improvement in operating income (loss) of $0.7 million or 83% to a loss of $0.1 million compared to the prior year’s first quarter loss of $0.9 million.

Segment Information

CSI is organized into the two segments: Software Applications and Technology Solutions.

Software Applications Segment

Through our Software Applications Segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	March 31, 2010	March 31, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,835	$3,321	$514
GROSS PROFIT	1,553	1,058	495
OPERATING INCOME (LOSS)	259	(359)	618

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME (LOSS)
Gross Profit:
Sales			$514
Cost of sales excluding depreciation, amortization, and capitalization			(225)
Depreciation and amortization			14
Capitalization of software costs			192

			495
Operating Expenses:
Research and development costs			52
Selling costs			101
Marketing costs			(46)
Depreciation and amortization			12
Other general and administrative expenses			4

			$618

Software revenues increased by $0.5 million, or 15%, in comparison with the first quarter of 2009. The improvement in software revenues was due primarily to increases in new fund accounting software module sales, upgrades, services, and support revenues, including increased support from Version3 products. These increases were partially offset by a decrease in new software sales and services revenues from Version3 products, due to customer driven delays in installation timelines for Version3 products.

Software cost of sales increased less than 1% in comparison with the first quarter of 2009. The increase in cost of sales came primarily from increased costs for development of the CSI@K12 solution. However, this increase was offset by the additional capitalization of software costs for the CSI@K12 solution, and a small decrease in depreciation and amortization. The gross margin for the first quarter of 2010 was 40.5% compared to 31.9% in the first quarter of 2009. The increase in the margin was due to better economies of scale driven by increased new fund accounting software module and upgrade sales, services, and support revenues.

Software operating expenses for the segment decreased $0.1 million, or 9% in comparison with the first quarter of 2009. The decrease was primarily due to due to reduced research and development costs with more costs being capitalized as the CSI@K12 project matures, decreased selling costs as a result of the reduction in workforce in May 2009, and a small decrease in depreciation and amortization and other general and administrative expenses. These decreases in operating expenses were partially offset by increased marketing costs for both fund accounting software and Version3 solutions. The segment experienced an increase in segment operating income of $0.6 million, or 140% in comparison to the first quarter of 2009, driven by the increase in gross profit and reduced operating expenses discussed above.

Technology Solutions Segment

Through our Technology Solutions Segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	March 31, 2010	March 31, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$6,558	$5,556	$1,002
GROSS PROFIT	796	724	72
OPERATING INCOME (LOSS)	(224)	(429)	205

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME (LOSS)
Gross Profit:
Sales			$1,002
Cost of sales excluding depreciation, amortization, and capitalization			(934)
Depreciation and amortization			4

			72
Operating Expenses:
Selling costs			74
Marketing costs			40
Depreciation and amortization			3
Other general and administrative expenses			16

			$205

Technology revenues increased $1.0 million, or 18% in comparison to the first quarter of 2009. The increase in technology revenues was due primarily to an increase in technology hardware, interactive classroom services and support, and engineering services and support. These increases were partially offset by decreases in technology reseller commissions and third party service contracts.

Technology cost of sales increased $0.9 million, or 19% in comparison to the first quarter of 2009. The increase in technology cost of sales accompanied the increase in technology revenues for the related products and services. Gross profit for the period increased $0.1 million due to the increases in revenues, net of costs described above and a modest decline in depreciation and amortization, partially offset by the impact of an unfavorable change in margin. Segment gross margin for the period decreased from 13.0% to 12.1% due to less technology reseller commissions for business referrals to equipment vendors which carry a high margin as the referral commissions having no associated purchases (no related costs of sales).

Technology operating expenses decreased $0.1 million, or 12% in comparison to the first quarter of 2009, primarily from the impact of the reduction in workforce from May 2009, impacting selling costs and other general and administrative expenses. Reduced marketing and depreciation and amortization costs added to the decrease in operating expenses. As a result of the slight increase in gross profit, combined with the reduction in operating expenses, the segment experienced an improvement in segment operating income (loss) of $0.2 million, or 48% in comparison to the first quarter of 2009.

The following tables summarize information about segment income for the three months ended March 31, 2010 and 2009, and assets allocated to segments as of March 31, 2010 and 2009.

	Software Applications	Technology Solutions	Total Company
Three months ended March 31, 2010:
Net sales and service revenue	$3,835	$6,558	$10,393
Gross profit	1,553	796	2,349
Segment income (loss)	259	(224)	(*	)
Segment assets	11,102	7,572	18,674

Three months ended March 31, 2009:
Net sales and service revenue	$3,321	$5,556	$8,877
Gross profit	1,058	724	1,782
Segment income (loss)	(359)	(429)	(*	)
Segment assets	11,905	8,029	19,934

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	March 31, 2010	March 31, 2009
Segment income:
Software Applications Segment	$259	$(359)
Technology Solutions Segment	(224)	(429)

TOTAL SEGMENT INCOME (LOSS)	35	(788)

Less: merger-related and compliance costs
Stock compensation – non-cash	(21)	(2)
Acquisition costs	—	(1)
Professional and legal compliance costs	(163)	(95)

OPERATING INCOME (LOSS) Per Consolidated Statements of Operations	$(149)	$(886)

Interest and Other Income and Expenses

Interest expense decreased in the first quarter of 2010 by $41, or 36%, compared to the first quarter of 2009. The decrease was primarily due to reduced average borrowings on the line of credit and on the subordinated debt during the first quarter of 2010 compared to the same period in 2009.

Income Taxes

Income tax benefit decreased by $0.3 million or 85% in the first quarter of 2010 compared to the first quarter of 2009. The decrease was due primarily to the decrease in pre-tax loss when compared to the prior year.

Net Income (Loss) and Earnings (Loss) per Share

Net income (loss) improved in the first quarter of 2010 by $0.5 million, or 74%, compared to the loss of $0.7 million for the first quarter of 2009, to a loss of $0.2 million for the first quarter of 2010. The improvement was primarily due to the increase in gross profit from both segments combined with the decreased operating expenses and decreased interest expense, and partially offset by a decrease in income tax benefit.

Basic and diluted earnings (loss) per share improved from a loss of $0.10 in the first quarter of 2009 to a loss of $0.03 in the first quarter of 2010. The improvement was primarily due to the decrease in net loss partially offset by the increase in the number of basic shares following the issuance of common stock for stock-based compensation in 2010.

G. Liquidity and Capital Resources

Our strategic plan includes the expansion of the Company both organically and through acquisitions. Due to the long-term nature of investments in acquisitions, new product development, selling, marketing, administration and product modification investment to support geographic expansion and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Accordingly, we use debt and equity vehicles in addition to cash flow from operations to fund our growth and working capital needs. Currently our funds for working capital are provided under our $7.0 million revolving line of credit.

Cash Flows

For the three months ended March 31, 2010 the Company had an increase in cash and cash equivalents of $0.6 million, from no cash and cash equivalents at the end of December 31, 2009 to cash and cash equivalents of $0.6 million at March 31, 2010. This compares to no increase in cash and cash equivalents in the same quarter of the prior year. Since the time of the reverse merger in 2005 the Company has operated in most periods without cash and in reliance on a revolving line of credit facility to fund its day to day working capital needs and acquisition activities. The increase in cash and cash equivalents was due to significantly reduced uses of cash, primarily due to a significant paydown of our revolving facility with a high ending balance at the end of 2008, compared to no such need with little outstanding at the end of 2009, as further described below.

Cash from Operating Activities

Cash provided by operating activities totaled approximately $1.3 million in the first three months of 2010 compared to cash provided by operating activities of approximately $4.6 million in the first three months of 2009. The decrease, $3.3 million, was due primarily to significant collection activity in the first three months of 2009 compared to that of 2010. Collections were slower at the end of 2008 and, accordingly, the balance in receivables was much higher at the beginning of 2009 than at the beginning of 2010, resulting in significantly more collections in the first three months of 2009.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Decreases in the consolidated balance sheet line items for accounts receivable were a result of collections since the year end. The decrease in inventories was due to more sales of interactive classroom products than inventory purchases since the year end. Accounts payable increased primarily due to increased purchases to support increased sales of hardware. Deferred revenue decreased due to reduced billings for support agreements being deferred at the end of the first quarter than at year end. The majority of our support billings are billed in connection with states whose fiscal years end primarily in June or October of each year, and generally collected in the first and third quarters.

Cash from Investing Activities

Cash used for investing activities totaled $0.5 million in the first three months of 2010 compared to $0.4 million in the first three months of 2009. The increase of $0.1 million was due to increased capitalization of software costs because of the CSI@K12 development. This increase was partially offset by a decrease in purchases of property and equipment in the first three months of 2010. On the balance sheet, since year end 2009, capitalized software costs has increased due to the CSI@K12 development while property and equipment and other intangible assets all declined from reduced investment in property and equipment and no increase in other intangible assets with no new acquisitions being offset by ongoing depreciation and amortization. Goodwill also remained flat with no acquisition activity.

Cash from Financing Activities

Cash used for financing activities totaled $0.1 million in the first three months of 2010 compared to cash used for financing activities of $4.2 million in the first three months of 2009. The decrease in cash used of $4.0 million was due to significant repayment on the line of credit in the first quarter of 2009, due to a significant balance on the line at the end of 2008, following prior significant cash uses, including the acquisitions in 2007 and 2008. In contrast, there were no repayments on the line of credit balance in the first quarter of 2010 as there was a $0 balance on the line at the end of the prior year, following significant collections, no acquisitions, and significant payments made on the line throughout 2009.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Three Months Ended March 31, 2010 and 2009

EBITDA increased 227% or $0.7 million to $0.4 million for the three months ended March 31, 2010 compared to EBITDA of $(0.3) million reported for the same period in 2009. The increase in EBITDA was primarily due to the increase in net income over the prior year after adding back the related tax effects on the increases in net income. Adjusted (financing) EBITDA for the quarter ended March 31, 2010 increased by 234%, or $0.7 million, to $0.4 million compared to $(0.3) million for the prior year for the same reason as the change in EBITDA and the change in stock-based compensation related to the engagement of a new investor relations firm.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Three Months Ended
	March 31, 2010	March 31, 2009
Reconciliation of net income (loss) per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income (loss) per GAAP	$(169)	$(650)
Adjustments:
Income tax (benefit) expense	(53)	(353)
Interest expense, net	72	113
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	206	220
Amortization of software development costs	339	358

EBITDA	$395	$(312)

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	21	2

Adjusted (Financing) EBITDA	$416	$(310)

Credit Arrangements

Credit Facilities

Prior to our going public through the reverse merger, we funded operations through cash flow from operations. In our 2005 reverse merger, which took the CSI operations public, substantially all of our cash was distributed to the founders in exchange for ownership. Due to continued acquisition activity and the recapitalization of the Company in connection with going public through a reverse merger, the Company frequently has no excess cash and relies on its $7.0 million line of credit facility with its bank to fund its working capital and other funding needs. Accordingly, we now use primarily our working capital facility and term loans to fund our operations. See the notes to our unaudited consolidated financial statements included in this report for more details.

Our current credit facilities consist of:

•

$7.0 million revolving line of credit, of which no amount ($0) was drawn and $5.0 million was available at March 31, 2010, which bears interest at LIBOR plus 2.5% (subject to a 3% floor) and matures August 31, 2011;

•

$1.0 million equipment note, of which approximately $0.4 million was outstanding at March 31, 2010, which bears interest at LIBOR plus 2.5%, and has a three year amortization maturing in November 2010;

•

$2.3 million in subordinated notes to Barron Partners LP (“Barron”) and the five founding shareholders, of which $1.8 million remained outstanding at March 31, 2010, which bear interest at 15% and matured August 30, 2009. In order to conserve capital and borrowing capacity, we refrained from repaying the $1.8 million in subordinated notes upon their extended maturity in August 2009. Barron subsequently demanded payment. The note holders have cooperated from time-to-time with our deferral of repayment, by extending the notes, along with periodic principal payment activity. At other times, we have remained in default (as we are currently) until such time we have been able to negotiate extensions. The notes are subordinated to our bank lender with whom we have our line of credit, who has waived any cross-default relative to the non-payment of the subordinated notes. Since our non-payment of the notes at the original May 2006 maturity, we have at all times since paid the default interest rate of 15%. It is our intention to negotiate with the note holders to extend, restructure or refund the notes. Such actions will require the cooperation and probably the consent of our bank lender. The subordinated notes are discussed further below under “—Factors Affecting Capital Needs and Resources —Subordinated Promissory Notes.”)

Factors Affecting Capital Needs and Resources

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	our operating cash flow;

•	$5.0 million available to our operations at March 31, 2010, under our $7.0 million line of credit;

•	the anticipated level of capital expenditures for 2010 of $1.3 million ($0.1 million expended through March 31, 2010);

•	capitalized software development costs of approximately $1.5 million;

•	estimated purchase commitments with suppliers;

•	our scheduled debt service on senior term borrowings;

•	restructuring or repayment of our subordinated notes;

•	expiration of our warrants issued to Barron; and

•	potential future acquisitions.

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

Our cash flow from operations has been reasonably strong over the past several years and through the current quarter, as we have increased our business, including recurring revenues and collected cash generally applied to our revolver, and have had sufficient availability under our line of credit to support our working capital needs and fund acquisitions. Two of the three acquisitions have generated cash sufficient to service the borrowings made to purchase them, and the third was purchased primarily with shares of our stock. Our greatest risk to cash flows at this time is the potential continuing impact of the current economic downturn, potentially mitigated by the potential for Stimulus funding to our customer base and greater opportunities from an expanded geographic reach following our acquisitions. Absent a significant cash inflow, and in light of our growth and acquisition strategy, for the foreseeable future we will rely on a line of credit and borrowing facilities.

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

Capital Expenditures and Software Development Costs

We currently anticipate that our capital needs for 2010 will principally consist of $1.5 million for software development and $1.3 million for capital expenditures. For the three months ended March 31, 2010 we have capitalized approximately $0.4 million of software development costs and $0.1 million in capital expenditures. We plan to fund 2010 needs for these items through cash flow from operations and draws under our bank line of credit.

Purchase Commitments

The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. In prior years we have had purchase order commitments to Promethean, one of our major suppliers, for interactive whiteboard inventory purchases in excess of $12.0 million. We may receive and agree to, but have not yet committed to any amounts for 2010. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Subordinated Promissory Notes

At March 31, 2010, subordinated promissory notes payable to shareholders totaled approximately $1.8 million. Although we possessed adequate availability on the initial due date of May 9, 2006 to repay the subordinated notes, management believed that cash flow from operations and remaining availability under the bank revolving credit facility following such a drawdown would not be sufficient to fund ongoing working capital needs. We also anticipated that such a refunding of the subordinated notes with bank debt would have caused us to fail to comply with equity related covenants with the bank, given that the subordinated notes are treated as equity for such ratios. Accordingly, after consultation with the bank and the holders of the subordinated notes, we determined it was not in the best interest of all stakeholders to pay the notes at maturity, and the subordinated notes remained due and payable. We pay a default interest rate of 15%, both on the principal balance and any interest not paid quarterly. From time to time we have also deferred the payment of interest to preserve working capital. Specifically, we took this action in the first and second quarters of 2007 as a precautionary measure considering the cash requirement needed for the acquisition of the McAleer operations. Subsequently we paid this and other interest due and no interest was in arrears as of March 31, 2010 or as of the date of this report.

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

Expiration of Barron Warrants

On February 10, 2010, warrants issued to Barron expired. The warrants were issued in February 2005 as a part of the preferred stock investment by Barron in the Company. At the time, it was anticipated that the exercise of the warrants by Barron would generate a significant amount of capital for the Company. Given the stock price of our common stock following issuance of the warrants, few of the warrants were exercised. On December 29, 2006, we entered into an agreement with Barron to divide, amend and restate the warrants, including a reduction in the exercise price. Subsequent to the price reduction and prior to the expiration of the warrants, Barron effectuated exercises in the latter part of 2007 with proceeds to the Company totaling $738. The remaining warrants — ranging in price from $.70 per share to $2.0958 per share — would have generated proceeds of approximately $8.7 million.

Accordingly, the expiration of the warrants took away a potential source of additional capital for the Company. Other financing options are discussed in “-Adequacy of Liquidity and Capital Resources” below.

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

There is no guarantee CSI could obtain access to additional funding or at reasonable rates. The failure of CSI to meet covenant requirements, or obtain other funding at reasonable rates could have a negative impact on our business.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective for the reporting period ended March 31, 2010.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 1A.	Risk Factors.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”).

There have been no material changes in the risk factors previously disclosed in Part I-Item 1A of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 13, 2009, the Company entered into an agreement (the “Consulting Agreement”) with an investor relations firm, DC Consulting. Pursuant to the Consulting Agreement, and as part of the compensation paid to DC Consulting, the Company issued 30,000 shares of the Company’s unregistered common stock to DC Consulting on September 30, 2009 and issued 30,000 shares on February 5, 2010. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

Previously disclosed in the Company’s Form 8-K filed with the Commission on September 4, 2009. See also the discussion under “Subordinated Promissory Notes” in Item 2, Section G “Liquidity and Capital Resources” above, which is incorporated herein by reference.

Item 5.	Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Bank (USA) is a facility under which we may borrow, repay and then re-borrow. Advances and repayments occur daily under the credit facility, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through May 13, 2010. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through March 26, 2010, was previously disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

Date	Loan Balance
April 2, 2010	$—
April 9, 2010	—
April 16, 2010	—
April 23, 2010	—
April 26, 2010	249
April 30, 2010	—
May 3, 2010	—
May 10, 2010	—
May 11, 2010	343
May 13, 2010	493

Item 6.	Exhibits.

Exhibit Number	Description

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: May 14, 2010	By:	/S/ NANCY K. HEDRICK
Nancy K. Hedrick
President and Chief Executive Officer

Date: May 14, 2010	By:	/S/ DAVID B. DECHANT
David B Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.