Form 10-Q
period 2010-06-30
Computer Software Innovations, Inc.
filed 2010-08-16
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2010
Common Stock, $0.001 par value per share	6,499,056 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUES
Software Applications Segment	$3,740	$3,816	$7,575	$7,137
Technology Solutions Segment	12,692	9,957	19,250	15,513

Net sales and service revenue	16,432	13,773	26,825	22,650

COST OF SALES
Software Applications Segment
Cost of sales, excluding depreciation, amortization and capitalization	2,382	2,100	4,731	4,225
Depreciation	43	29	77	58
Amortization of capitalized software costs	359	377	698	735
Capitalization of software costs	(415)	(214)	(855)	(462)

Total Software Applications Segment cost of sales	2,369	2,292	4,651	4,556

Technology Solutions Segment
Cost of sales, excluding depreciation	11,006	8,202	16,745	13,008
Depreciation	25	27	48	53

Total Technology Solutions Segment cost of sales	11,031	8,229	16,793	13,061

Total cost of sales	13,400	10,521	21,444	17,617

Gross profit	3,032	3,252	5,381	5,033

OPERATING EXPENSES
Research and development	38	76	77	167
Selling costs	1,151	1,211	2,209	2,444
Marketing costs	108	140	269	295
Stock based compensation	20	106	41	108
Acquisition costs	—	2	—	2
Professional, legal compliance and litigation costs	156	150	319	245
Depreciation and amortization	151	159	300	323
Other general and administrative expenses	834	907	1,741	1,834

Total operating expenses	2,458	2,751	4,956	5,418

Operating income (loss)	574	501	425	(385)

OTHER INCOME (EXPENSE)
Interest expense	(75)	(94)	(147)	(207)
Loss on disposal of property and equipment	(1)	—	(2)	(4)

Net other income (expense)	(76)	(94)	(149)	(211)

Income (loss) before income tax expense (benefit)	498	407	276	(596)
INCOME TAX EXPENSE (BENEFIT)	201	192	148	(161)

NET INCOME (LOSS)	$297	$215	$128	$(435)

BASIC EARNINGS (LOSS) PER SHARE	$0.05	$0.03	$0.02	$(0.07)

DILUTED EARNINGS (LOSS) PER SHARE	$0.02	$0.02	$0.01	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	6,485	6,386	6,473	6,384

– Diluted	13,911	14,095	13,906	6,384

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	June 30, 2010 (Unaudited)	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	11,279	7,587
Inventories	2,447	2,628
Prepaid expenses	223	140
Income taxes receivable	140	32

Total current assets	14,089	10,387

PROPERTY AND EQUIPMENT, net	796	732
COMPUTER SOFTWARE COSTS, net	2,737	2,573
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	2,479	2,647

Total assets	$22,532	$18,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,688	$2,229
Deferred revenue	7,145	7,790
Deferred tax liability	563	445
Notes payable	271	505
Current portion of subordinated notes payable to shareholders	53	1,750

Total current liabilities	14,720	12,719

LONG-TERM DEFERRED TAX LIABILITY, net	48	144
BANK LINE OF CREDIT	845	—
SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS, less current portion	822	—

Total liabilities	16,435	12,863

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,740 shares issued and outstanding	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,499 and 6,448 shares issued and outstanding, respectively	7	6
Additional paid-in capital	9,241	9,075
Accumulated deficit	(3,025)	(3,153)
Unearned stock compensation	(133)	(28)

Total shareholders’ equity	6,097	5,907

Total liabilities and shareholders’ equity	$22,532	$18,770

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2009	$6	$7	$9,075	$(3,153)	$(28)	$5,907
Issuance of common stock	1	—	37	—	—	38
Issuance of stock options	—	—	129	—	(129)	—
Stock based compensation	—	—	—	—	24	24
Net income for the six months ended June 30, 2010	—	—	—	128	—	128

Balances at June 30, 2010	$7	$7	$9,241	$(3,025)	$(133)	$6,097

The accompanying notes are an integral part of these financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)	Six Months Ended
	June 30, 2010	June 30, 2009
OPERATING ACTIVITIES
Net income (loss)	$128	$(435)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,123	1,169
Stock compensation expense, net	61	134
Deferred income taxes	22	(154)
Loss on disposal of property and equipment	2	4
Changes in deferred and accrued amounts
Accounts receivable	(3,692)	3,041
Inventories	181	(3,046)
Prepaid expenses	(83)	(144)
Accounts payable	4,459	2,274
Deferred revenue	(645)	1,191
Income taxes receivable/payable	(108)	(113)

Net cash provided by operating activities	1,448	3,921

INVESTING ACTIVITIES
Purchases of property and equipment	(322)	(185)
Capitalization of computer software	(862)	(487)

Net cash used for investing activities	(1,184)	(672)

FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	845	(2,823)
Repayments of notes payable	(1,109)	(426)

Net cash used for financing activities	(264)	(3,249)

Net change in cash and cash equivalents	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$146	$301
Income Taxes	$236	$107

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

Prior to 2005, under the name Vertical Buyer we sold all operations and were a public shell, having no operations for several years. In the first quarter of 2005, we were acquired by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). Due to reverse merger accounting, our financial history became that of our acquirer CSI – South Carolina. CSI – South Carolina was organized in 1989 as a software provider, added technology solutions in 1999 and became a public company through the reverse merger in 2005, after which it has continued to produce software and provide technology solutions as described further below.

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

Software Applications Segment

The Company’s internally developed software consists of fund accounting based financial management software, standards-based lesson planning software and solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, referred to as our identity and access management solutions, cloud-based communications and collaboration solutions and Microsoft SharePoint deployments. The Company’s primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund,” or by source and purpose of the funding. The fund accounting software is used primarily by public sector and not-for-profit entities. The Company’s standards-based lesson planning software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The lesson plans can be stored, shared, and retrieved for collaboration, editing and future use. The Company’s solutions for single sign-on application access management provide the ability to eliminate the need for users to sign on to every application separately (thereby allowing “single sign-on”) and provides for other efficiencies related to setting-up and controlling user access. The Company’s solution for communication and collaboration, CSI@K12, is on instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a kindergarten through grade 12 (“K-12”) education environment and is based on Microsoft’s Live@edu hosted email solution. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views.

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

Market

The Company markets its financial management and technology solutions and its services primarily to a wide variety of education and local government agencies, and not-for-profit entities in the southeastern United States, with a focus on future

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

geographic expansion nationally. Its identity and access management solutions are installed in additional states, with a few installations internationally, and its CSI@K12 product is targeted to K12 school districts throughout the US. The majority of the Company’s business is with K-12 (kindergarten through grade 12) public education entities, with local government entities one of its fastest growing segments and non-for-profits and some corporations also included in its client mix.

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

The interim consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity and cash flows are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K.

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported Net income (loss) or Shareholders’ equity.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding, including common stock held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three and six month periods ended June 30, 2010 and 2009, both prior to and after application of the treasury stock method.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,485	6,386	6,473	6,384
Common stock held in escrow	500	800	500	800
Preferred stock	6,740	6,740	6,740	6,740
Warrants	300	6,263	1,696	6,213
Options	528	426	497	406

Total Weighted Average Shares Outstanding	14,553	20,615	15,906	20,543

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,485	6,386	6,473	6,384
Common stock held in escrow	500	800	500	800
Preferred stock	6,740	6,740	6,740	6,740
Warrants	6	—	15	—
Options	180	169	178	169

Total Weighted Average Shares Outstanding –treasury stock method	13,911	14,095	13,906	14,093

The potential common shares (preferred stock, warrants, options) were not used in the calculation of diluted loss per share for the six months ended June 30, 2009, as the effect is anti-dilutive due to the net loss reported for the period.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

NOTE 3 – STOCK-BASED COMPENSATION

The Company has a stock based compensation plan, established in 2005, the “2005 Incentive Compensation Plan”. The Company accounts for stock based compensation using the fair value method prescribed in the “Stock Compensation” section of the FASB’s Accounting Standard Codification (“ASC”), which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of options granted. In 2005, the Company assumed the stock based employee compensation plan of CSI – South Carolina as a result of the reverse merger.

The Company has granted options to purchase shares of common stock in connection with acquisitions, certain hiring agreements and to incent and encourage the longevity of senior employees through option vesting. The issuance of options is further detailed below. The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model. For further information and discussion related to the weighted average assumptions used in the option pricing model please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Assumptions used in calculation of fair value

	For the Six Months Ended June 30,
	2010	2009
Expected term (in years)	7	7
Expected volatility	169%	142%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.8%	2.5%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	205	$0.12	November 1, 2012
Options granted in McAleer acquisition	100	$0.87	January 2, 2017
Options granted to key employees	100	$1.42	November 9, 2017
Options granted to other employees	10	$1.09	May 28, 2018
Options granted to key employees	50	$0.70	April 17, 2019
Options granted to a key and other employees	196	$0.70	June 1, 2020

The following table summarizes option activity under the plans for the first six months of 2010:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	465	$0.64	5.74	$(21)
Granted	196	0.70
Cancelled	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at June 30, 2010	661	$0.66	6.63	$59

Exercisable at June 30, 2010	414	$0.57	4.94	$74

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.75 as of June 30, 2010 and the exercise price multiplied by the number of options outstanding as of that date.

As of June 30, 2010 there remained $133 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately three years.

The Company issued 21 shares of common stock to outside Board of Directors under the plan in the first six months of 2010. Outside of the plan, the Company issued non-employee based stock awards of 30 shares of common stock as compensation for investor relations services pursuant to the terms of a Consulting Agreement with its investor relations firm (see also NOTE 5 – PREFERRED STOCK AND RELATED WARRANTS).

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

Total stock based compensation for the three months ended June 30, 2010 was $30, of which $11 related to the stock issued to the Company’s investor relations firm, $8 related to the stock issued to the Company’s outside Board of Directors, $1 related to stock options granted from acquisition, and the remaining $10 is related to employee stock compensation (wage-related). Total stock based compensation for the three months ended June 30, 2009 was $122, of which $94 related to the warrants issued to the Company’s investor relations firm, $10 related to the stock issued to the Company’s investor relations firm, $2 related to stock options granted from acquisition, and the remaining $16 is related to employee stock compensation (wage-related).

Total stock based compensation for the first six months of 2010 was $61, of which $22 related to the stock issued to the Company’s investor relations firm, $15 related to the stock issued to the Company’s outside Board of Directors, $4 related to stock options granted from acquisition, and the remaining $20 is related to employee stock compensation (wage-related). Employee stock compensation (wage related) is included in the income statement categories of cost of sales or departmental operating expense categories as appropriate. Total stock based compensation for the first six months of 2009 was $134, of which $94 related to the warrants issued to the Company’s investor relations firm, $10 related to the stock issued to the Company’s investor relations firm, $4 related to stock options granted from acquisition, and the remaining $26 is related to employee stock compensation (wage-related).

NOTE 4 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS

Bank Credit Facilities

The Company maintains a line of credit facility with its bank. The terms of the facility are as follows:

•	the principal amount of the facility is $8.0 million;

•	the latest renewal was on June 25, 2010, with a maturity date of June 30, 2012;

•	permissible purposes of the funds borrowed under the revolving facility include funding short-term working capital and general corporate purposes of the Company; and

•

the definition of the borrowing base includes 50% of eligible inventory (with a maximum borrowing ability against eligible inventory of $1.0 million), in addition to 80% of eligible accounts receivable.

On June 25, 2010, the Company entered into a modification of the line of credit facility, extending the maturity date from August 31, 2011 to June 30, 2012. This modification temporarily increased the line of credit from $7.0 million to $8.0 million and this increase will be reduced annually by $200 beginning January 31, 2011 until the balance reaches $7.0 million on January 31, 2015. The increase in the bank’s revolving line of credit from $7.0 million to $8.0 million was for the purpose of accommodating a capital need to fund the June 2010 payments of $875, paid on and as agreed in an extension of, the Subordinated Notes (discussed below), while deferring any immediate impact on working capital line availability.

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

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectability; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bear interest at LIBOR plus 2.50%, subject to a 3% floor, payable monthly. LIBOR plus 2.50% was 2.85% at June 30, 2010 and 2.74% at December 31, 2009.

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

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

The amount outstanding on the notes payable to the bank was $271 at June 30, 2010 and $505 at December 31, 2009.

Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2010	$271

Total Principal Payments	$271

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with Securities and Exchange Commission (the “SEC” or “Commission”) reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management is not aware of any events of noncompliance with these annual covenants at June 30, 2010 and December 31, 2009.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $845 of outstanding draws under the facility as of June 30, 2010 and no draws as of December 31, 2009.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $875 at June 30, 2010, and $1,750 at December 31, 2009. On June 25, 2010, the Company and each of the holders of certain Subordinated Promissory Notes dated February 11, 2005 (the “Subordinated Notes”) entered into an Extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

•

the Company agreed to make, within five days of the date of approval of the Extension, principal payments on the notes totaling $875, $438 in the case of the Subordinated Note held by Barron Partners LP (“Barron”) and $88 each in the case of the other five note holders. These payments were made on June 29, 2010.

•

the maturity date of each Subordinated Note was extended from August 30, 2009 until no later than January 1, 2018, on which date all principal and accrued interest will be due and payable in full, if not earlier paid.

•

the Company, beginning October 1, 2010, will make quarterly payments on the Subordinated Notes of principal and accrued interest in the amount of $50 in the aggregate to be applied pro-rata among the note holders, $25 on the Barron Subordinated Note and $5 each on the other Subordinated Notes.

•

the Company expressed its intention to consider subsequent to each fiscal year end during the term of the Subordinated Notes whether it can make principal payments in addition to those expressly set forth in the Extension. Any such determination by the management and board of directors of the Company is in their sole discretion, and shall be based on factors they deem relevant, including but not limited to the financial performance of the Company during such fiscal year.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

•	at the discretion of management and the board of directors of the Company, the remaining balance on the Subordinated Notes can be repaid in full at any time without penalty.

•	the Subordinated Notes will no longer be in default, and each note holder waived any existing or past default based upon the Company failing to make any payment of interest or principal when due.

•	despite the Subordinated Notes not being in default, they will continue to bear interest at the Default Rate of 15% until repaid.

•	except as modified by the Extension, all other terms and conditions of the Subordinated Notes were confirmed and shall remain in full force and effect.

The Subordinated Notes were issued on February 11, 2005 as a part of our reverse merger and recapitalization. The Subordinated Notes are unsecured and are subordinated to the Company’s senior debt, including its revolving credit and term debt with its bank lender. The original principal of all of the Subordinated Notes aggregated $3,750. At June 25, 2010, principal and accrued interest on the Subordinated Notes totaled $1,750 and $62, respectively. The Company has paid interest at the default rate of 15% per annum since the original maturity date of May 9, 2006, when the Company, with the support of its management, board of directors and the Bank elected to defer the payment and pay the default interest rate to use the funds to support working capital needs and investments in acquisitions. The Subordinated Notes were extended several times, the latest being June 25, 2010, as described above, when the maturity date was extended to January 1, 2018. The history of the Subordinated Notes has been previously disclosed in the Company’s Form 8-K dated September 3, 2009, as well as in its prior Forms 10-Q and Forms 10-K.

In addition to Barron, which owns all of our preferred stock, the Subordinated Notes are held by the five shareholders of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation. Four of these note holders are currently executive officers of the Company, and include: Nancy K. Hedrick, President and Chief Executive Officer; Thomas P. Clinton, Senior Vice President of Strategic Relationships; Beverly N. Hawkins, Senior Vice President of Software Development; and William J. Buchanan, Senior Vice President of Technical Delivery and Support. The fifth holder, Joe G. Black, formerly served as chief financial officer of the Company. The Extension and the related restructuring of the Subordinated Notes were approved by the Company’s three outside directors, none of whom have any interest in the Subordinated Notes.

The restructuring of the Subordinated Notes permits the Company to repay the remaining $875 in principal over an approximate seven-year period. Although the Company may choose to repay the Subordinated Notes earlier, particularly as a result of superior financial performance, the arrangement removes a default and gives the Company flexibility in managing its future liquidity and capital needs. Such future needs might include future acquisitions, and increased working capital relating to significant sales growth as a result of a turnaround in the general economy or increased Federal funding of technology expenditures for education.

The Extension was formulated in cooperation with the Company’s primary lender, RBC Bank (USA) (the “Bank”), which had previously waived any cross default under the Bank’s revolving and other credit facilities as a result of the previous default under the Subordinated Notes. In conjunction with the Company entering into the Extension, it also entered into a related modification of its credit facilities with the Bank.

The amount outstanding on the Subordinated Notes was $875 at June 30, 2010 and $1,750 at December 31, 2009.

Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2010	$17
2011	75
2012	87
2013	101
2014 and thereafter	595

Total Principal Payments	$875

Off Balance Sheet Instruments

As of June 30, 2010, for the periods reported, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 6.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

Related Party Transactions

During the first six months of 2010 the Company made principal and interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, who owns all of the Company’s preferred shares. These payments were made on the subordinated notes payable which were associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of June 30, 2010. In 2010, principal and interest payments to the five original shareholders of CSI – South Carolina totaled $503 and principal and interest payments to Barron also totaled $503.

NOTE 5 – PREFERRED STOCK AND RELATED WARRANTS

Warrants

On February 11, 2005, pursuant to the terms of a Preferred Stock Purchase Agreement with Barron, we issued to Barron common stock purchase warrants to purchase a total of 7,218 shares of our common stock (“Barron warrants”), and preferred stock of 7,218 shares, convertible 1 for 1 to common stock and containing a liquidation preference and certain other restrictions related to a change in control, but no put, call or dividends. The warrants expired on February 11, 2010.

Barron warrant exercises could have been made and preferred stock conversions can be accomplished in one or a series of transactions, subject to a 4.9% beneficial ownership restriction. The terms and conditions of the Barron warrants are identical except with respect to the exercise price. See Note 2 for preferred stock.

On May 13, 2009, pursuant to the terms of a Consulting Agreement with DC Consulting, LLC whereby DC Consulting provided investor relations services, we issued to DC Consulting common stock purchase warrants to purchase a total of 300 shares of our common stock. Under the agreement, if at any time prior to their stated expiration date (noted below) the market price for the Company’s common stock equals or exceeds the warrant exercise price for a period of 30 days, and the warrants are not exercised, they expire.

Activity related to the common stock purchase warrants for the three and six month periods ended June 30, 2010 and outstanding balances are as follows:

Common Stock Purchase Warrants

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Exercise Price	$1.3972	$0.70	$2.0958	$0.85	$0.70	$1.00	$1.20
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010	6/1/2011	6/1/2011	6/1/2011

Warrant related activity for the three months ended June 30, 2010

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at March 31, 2010	—	—	—	—	100	100	100
Issued – three months ended June 30, 2010	—	—	—	—	—	—	—
Exercised – three months ended June 30, 2010	—	—	—	—	—	—	—
Expired – three months ended June 30, 2010	—	—	—	—	—	—	—

Outstanding at June 30, 2010	—	—	—	—	100	100	100

Warrant related activity for the six months ended June 30, 2010

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2009	2,000	555	2,000	1,609	100	100	100
Issued – six months ended June 30, 2010	—	—	—	—	—	—	—
Exercised – six months ended June 30, 2010	—	—	—	—	—	—	—
Expired – six months ended June 30, 2010	(2,000)	(555)	(2,000)	(1,609)	—	—	—

Outstanding at June 30, 2010	—	—	—	—	100	100	100

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

Registration Rights Agreement

In conjunction with the Preferred Stock Purchase Agreement, the Company entered into a Registration Rights Agreement with Barron on February 10, 2005, whereby the Company agreed to register the shares of common stock underlying the preferred stock and warrants to be sold to Barron. Barron could also demand the registration of all or part of such shares on a one-time basis and, pursuant to “piggy-back rights,” could require the Company (subject to carve back by a managing underwriter) to include such shares in certain registration statements it may file. The Company was obligated to pay all expenses in connection with the registration of the shares. The Company’s registration rights obligation ended with the expiration of the warrants held by Barron on February 10, 2010.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At June 30, 2010, future minimum lease payments under non-cancelable leases were:

2010	$546
2011	798
2012	79

Total	$1,423

Rent expense for the three months ended June 30, 2010 and 2009 was $245 and $249, respectively. Rent expense for the six months ended June 30, 2010 and 2009 was $517 and $521, respectively.

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

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. The future minimum lease payment for leases executed under the program as of June 30, 2010 is included in the schedule above.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

Executive Officer Employment Agreements

The Company entered into new, separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009, with terms similar to their prior agreements. The term of all the employment agreements is three years, expiring on February 28, 2012. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at June 30, 2010, excluding bonuses, is approximately $1,445.

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

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

The following tables summarize information about segment income (loss) for the three and six month periods ended June 30, 2010 and 2009; and assets allocated to segments as of June 30, 2010 and 2009.

	Software Applications	Technology Solutions	Total Company
Three months ended June 30, 2010:
Net sales and service revenue	$3,740	$12,692	$16,432
Gross profit	1,371	1,661	3,032
Segment income (loss)	182	568	(	*)
Segment assets	11,531	11,001	22,532

Three months ended June 30, 2009:
Net sales and service revenue	$3,816	$9,957	$13,773
Gross profit	1,524	1,728	3,252
Segment income (loss)	122	637	(	*)
Segment assets	12,261	12,536	24,797

*	See reconciliation below

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2010:
Net sales and service revenue	$7,575	$19,250	$26,825
Gross profit	2,924	2,457	5,381
Segment income (loss)	441	344	(	*)
Segment assets	11,531	11,001	22,532

Six months ended June 30, 2009:
Net sales and service revenue	$7,137	$15,513	$22,650
Gross profit	2,581	2,452	5,033
Segment income (loss)	(235)	205	(	*)
Segment assets	12,261	12,536	24,797

*	See reconciliation below

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(Amounts in thousands, except where specifically stated)

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	June 30, 2010	June 30, 2009
Segment income (loss):
Software Applications Segment	$182	$122
Technology Solutions Segment	568	637

TOTAL SEGMENT INCOME (LOSS)	750	759

Less: merger-related and compliance costs
Stock compensation – non-cash	(20)	(106)
Acquisition costs	—	(2)
Professional and legal compliance costs	(156)	(150)

OPERATING INCOME (LOSS) Per Consolidated Statements of Operations	$574	$501

	Six Months Ended
	June 30, 2010	June 30, 2009
Segment income (loss):
Software Applications Segment	$441	$(235)
Technology Solutions Segment	344	205

TOTAL SEGMENT INCOME (LOSS)	785	(30)

Less: merger-related and compliance costs
Stock compensation – non-cash	(41)	(108)
Acquisition costs	—	(2)
Professional and legal compliance costs	(319)	(245)

OPERATING INCOME (LOSS) Per Consolidated Statements of Operations	$425	$(385)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our internally developed software efforts have grown to consist primarily of four product groups:

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

In the initial state of our focus, South Carolina, and that of an acquired operation, Alabama, more than 90% of the K-12 school districts run our fund accounting software products. We also have a significant presence in the local government market space in these two states. In addition, we have implementations in school districts or local government entities in six other states in the southeast: North Carolina, Georgia, Louisiana, Mississippi, Tennessee and Florida. We are looking to expand our financial management solutions to a national level, which will include accommodating expanded local and state reporting requirements.

Standards based lesson planning software

In September 2005, we acquired standards-based lesson planning software (“curriculator®”). The software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards, and curriculum maps. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The product is in several K-12 schools, but is not currently a significant revenue driver.

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

CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views. This product has been implemented at a few sites as a full release subject to beta testing and functional improvements. It is anticipated this solution will be more widely distributed in the late summer and fall of 2010, and more significantly following the 2010-2011 E-Rate season. (E-Rate is a program which provides government matching funds, up to 90%, for schools located in more economically challenged, such as rural, areas).

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

Margins

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology Solutions Segment when compared to the Software Applications Segment. Gross margins for the Software Applications Segment were 36.7% and 38.6% for the three and six month periods ended June 30, 2010, respectively, while margins for our Technology Solutions Segment were 13.1% and 12.8%, respectively, for the same periods. Gross margins for the Software Applications Segment were 39.9% and 36.2% for the three and six month periods ended June 30, 2009, respectively, while margins for the Technology Solutions Segment were 17.4% and 15.8%, respectively, for the same periods.

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

Because there are a number of competitors of significantly greater size than us, both private and public companies, and as we have significant market penetration on a regional basis in our market space, and valuable software products, we believe CSI is a potential acquisition target. (For more discussion as to competition, see our Form 10-K last filed). Due to the volatile nature of the capital markets, we believe our stock price does not necessarily reflect the value of the business to our shareholders, nor the value to a potential acquirer. Our opinion also takes into account the value of investments we are making or have made that have yet to provide significant return, such as new product development or acquisitions.

We manage the Company with the goal of improving long-term value for our shareholders. Generally, we believe the opportunities for creating value have been better driven by reinvesting our capital in new products, acquisitions and organic growth. Accordingly, our current strategy is to remain independent and not to be acquired or merged. However, we are contacted from time to time by a variety of interests, both acquiring companies, primarily competitors, and investment firms who are interested in exploring making an investment, acquiring or merging with our business. We continue to keep open lines of communication with the various parties for potential future opportunities. However, the Company has not entered into agreements or understandings for any acquisitions which management deems material.

B. Recent Developments

Extension of Subordinated Notes and Removal of Default

As part of our reverse merger and recapitalization in 2005, we issued Subordinated Notes, originally due in May 2006. At that time, with the support of our management, board of directors and Bank, we did not pay the notes, electing instead to pay the penalty of a higher, default interest rate of 15% to use the funds to support working capital needs and investment in acquisitions. Periodically we negotiated extensions with waivers and removal of the default condition, subject to partial payments, and while continuing to pay the default interest rate. Most recently, we entered into an extension of the Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

•

the Company agreed to make, within five days of the date of approval of the Extension, principal payments on the notes totaling $875, $438 in the case of the Subordinated Note held by Barron Partners LP (“Barron”) and $88 each in the case of the other five note holders. These payments were made on June 29, 2010.

•

the maturity date of each Subordinated Note was extended from August 30, 2009 until no later than January 1, 2018, on which date all principal and accrued interest will be due and payable in full, if not earlier paid.

•

the Company, beginning October 1, 2010, will make quarterly payments on the Subordinated Notes of principal and accrued interest in the amount of $50 in the aggregate to be applied pro-rata among the note holders, $25 on the Barron Subordinated Note and $5 each on the other Subordinated Notes.

•

the Company expressed its intention to consider subsequent to each fiscal year end during the term of the Subordinated Notes whether it can make principal payments in addition to those expressly set forth in the Extension. Any such determination by the management and board of directors of the Company is in their sole discretion, and shall be based on factors they deem relevant, including but not limited to the financial performance of the Company during such fiscal year.

•	at the discretion of management and the board of directors of the Company, the remaining balance on the Subordinated Notes can be repaid in full at any time without penalty.

•	the Subordinated Notes will no longer be in default, and each note holder waived any existing or past default based upon the Company failing to make any payment of interest or principal when due.

•	despite the Subordinated Notes not being in default, they will continue to bear interest at the Default Rate of 15% until repaid.

•	except as modified by the Extension, all other terms and conditions of the Subordinated Notes were confirmed and shall remain in full force and effect.

The restructuring of the Subordinated Notes permits the Company to repay the remaining $875 in principal over an approximate seven-year period. Although the Company may choose to repay the Subordinated Notes earlier, particularly as a result of superior financial performance, the arrangement removes a default and gives the Company flexibility in managing its future liquidity and capital needs. Such future needs might include future acquisitions, and increased working capital relating to significant sales growth as a result of a turnaround in the general economy or increased Federal funding of technology expenditures for education.

The Extension was formulated in cooperation with the Company’s primary lender, RBC Bank (USA) (the “Bank”), which had previously waived any cross default under the Bank’s revolving and other credit facilities as a result of the previous default under the Subordinated Notes. In conjunction with the Company entering into the Extension, it also entered into a related modification of its credit facilities with the Bank, previously described above. The Subordinated Notes and related events are described in more detail in Note 4 to our unaudited financial statements and “- G. Liquidity and Capital Resources” below.

New Product Development

In August 2009 we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. This is an effort driven within our Version3 division, acquired in the fall of 2008. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class site and social media tools, delivered in a browser and native Microsoft Outlook access and views. This product has been implemented at a few sites as a full release subject to beta testing and functional improvements. It is anticipated this solution will be more widely distributed in the late summer and fall of 2010, and more significantly following the 2010-2011 E-Rate season. (E-Rate is a program which provides government matching funds, up to 90%, for schools located in more economically challenged, such as rural, areas). We estimate we will commit more than $1 million to develop this offering, including both research and development and capitalized development costs, as well as capital expenditures to develop and host certain functions related to this solution. We anticipate we will have profitability related to the product in a two to three year period and will recover this investment with double digit internal rates of return within a three to five year period. In the first half of the year we spent approximately $0.6 million, including capitalized development costs and hosting equipment.

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

As a result of the impact of the recession on our customers, beginning in 2009 we saw a moderate increase in the amount of projects postponed or changed as a result of customer budget cuts. A potential indicator of ongoing business health — the value of quoting activity and incoming service orders received — has held steady and at times exceeded modestly that of the recent past. However, we have seen additional scrutiny in the purchase process increase the timeframe significantly from quoting to receiving purchase orders for new projects and software orders. Due to our acquisition activity, we now have a greater geographic region and larger number of potential customers to sell into than at any point in our past history. Also, we have a greater breadth of product offerings, which we believe, coupled with our expanded geographic reach, provides the potential to double our EBIDTA over the next five years. (EBITDA is a non-GAAP measure. Please see our disclosure regarding EBITDA and reconciliation to the nearest GAAP measure under “G. Liquidity and Capital Resources – Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA”). However, in light of the current economic climate, and given that our governmental client base generally lags the private sector both in feeling the impact of an economic downturn and benefit from a recovery due to the delay in tax collection cycles, we see significant uncertainty in the short term, perhaps through 2011. Our financial results, including revenues and profitability, will hinge significantly on the mix between the actual impact from decreased customer budgets and our ability to acquire new accounts and increase penetration in existing accounts and with new products. We cannot predict what impact this change in mix, if any, will have on our financial results.

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“Recovery Act”). The Recovery Act was an attempt to jumpstart an economic recovery. It included spending for extension of jobless benefits, relief for state government and education budget shortfalls, and funding of specific initiatives, including improving our nation’s infrastructure, expanding educational opportunities and enhancing energy independence (“Stimulus”). Millions of dollars have been made available to the education market space, including more than $846 million in Stabilization funds, Title I and IDEA (Individuals with Disabilities Education Act), E2T2 (Enhancing Education Through Technology), etc. for South Carolina alone. (South Carolina is the state where CSI was founded and which continues to be our largest source of revenue. South Carolina amounts are per tables by state available at the US Department of Education’s www.ed.gov website and are for use over the next two school years.)

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

Due to the uncertainty created by the current economic environment, we took precautionary measures in the first quarter of 2009 to control costs. We froze salaries and reduced our contribution to our 401(k) plan from a dollar for dollar match up to 3%, to a dollar for dollar match up to 1.5%. Our revenues continued to be significantly negatively impacted in the second quarter in comparison to the prior year, and unlike we had hoped, we saw no significant improvement from Stimulus spending. Accordingly, midway through the second quarter of 2009 we reduced our labor force by approximately 10% to more closely align with adjusted revenue expectations in light of the economic climate coupled with potential continued delays in Stimulus spending. These reductions are estimated to reduce our expenses by about $300 per quarter on a (pre-tax) go forward basis.

Throughout the remainder of 2009, we continued and in 2010 we continue to monitor our staffing needs and employee headcount closely. In part, because we reduced our labor force late in the second quarter of 2009, our results for the first and second quarters of 2010 have been significantly improved over the prior year. We do not anticipate, due to the reduction in force occurring in the second quarter of 2009, that the force reduction will contribute to improved results in the third and fourth quarter of 2010 versus 2009. We expect our results for the full year of 2010 to be similar to those of 2009. They could, perhaps, be better as we are starting the first two quarters with performance ahead of the prior year. However, because: 1) we currently have no plans for further reduction in labor force, primarily as a result of the continued investment we are making in connection with CSI@K12, and with organic expansion of our technology solutions in our expanded market place following our acquisitions (primarily Alabama); 2) we have experienced a slowdown in the time from quoting to receiving orders, and 3) we are uncertain what, if any, stabilization of budgets has occurred as a result of Stimulus funding, or what change in budget conditions may exist following the full use or expiration of Stimulus funding; we anticipate our third and fourth quarter results could be lower than those of the prior year.

Through the last half of 2009 and the first half of 2009 we saw only a limited number of deals for which the funding could be readily tied to Stimulus sources. As a result, we continue to plan and budget without regard to any potential benefit from the Stimulus. We may take further actions later in 2010 to reduce costs depending on our continued monitoring of our financial results. These could include employee furloughs, deferral of replacements for personnel attrition, or if not otherwise avoidable, reducing headcount beyond attrition. While we plan to take such actions based on our monitoring of our ongoing results, we cannot predict those results or the timing, number of or dollar impact of cost reduction efforts we may take or the impact such efforts may have on our financial results. Additionally, if our performance is not impacted significantly by the economy and/or the potential benefits of the Recovery Act are significantly positive to our financial results, we may reinstate raises and increase our 401(k) contributions to prior levels. We may also consider reinstating and funding in future periods, those increases and contributions which were frozen, reduced or otherwise not paid in prior periods.

General Guidance (Forward-Looking Information)

The impact of the current economic conditions on our customers’ budgets have, we believe, resulted in an extension of our sales closing cycles. The unknowns related to the timing, issuance of and restrictions which may be placed on Stimulus funds, and uncertainty as to the amount each eligible customer may receive, have pushed out the decision making processes with regard to the funding of technology solutions and services. Due to the lack of knowledge as to what funds will be available for what projects and when our customers’ ability to make determinations as to the allocation of their funds to projects, investing in opportunities for technology improvement and purchase decisions may be clouded in the short-term. Additionally, it is unclear what impact the full utilization and expiration of Stimulus funds will have on customer budgets in the next one to two years. As a result of cost reduction efforts we made in the first and second quarters of 2009, we previously disclosed prior to the end of our and second quarters of 2010 our expectations that our bottom line performance for the first and second quarters of 2010 would be better than the same quarters of the prior year, and we did see improvement. However, due to the slowing in customer order patterns, and with no such labor force reduction made following the second quarter of 2009 as made previously, and with a better performance in the first half of the year 2010 compared to the first half of 2009, we remain cautiously optimistic as to our performance for the entire 2010 year approximating or exceeding that of 2009. However, we are less certain that third and fourth quarter performance will exceed that of the prior year. Many observers have reflected in the U.S. press that the economy has entered a recovery. However, our market space, the local government and education space, collects tax revenues based on results in the private sector. Accordingly, our market space is generally slower in both entering and exiting a recessionary period. As a result, and as discussed previously under “– The Current Economic Crisis, Our Response, and the American Recovery and Reinvestment Act of 2009 and Guidance” above, we are unable to provide any specific guidance for 2010 as we await the settlement of uncertainties surrounding the timing of any impact from an economic recovery on our market space or from any Stimulus funding. While the short-term outlook is unclear, we do continue to watch our costs in relation to revenue and other business indicators. We also continue to make investments in research and new product development and improved partner relationships which we believe improve our prospects for growth in the longer-term.

C. Forward-Looking and Cautionary Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to our financial condition, results of operations and future business plans, operations, opportunities and prospects. In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the SEC and in our reports to stockholders. These forward-looking statements are generally identified by the words or phrases “may,” “could,” “should,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “predict,” “project” or words of similar import. These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause our actual results, performance or achievements to be materially different from any anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date that we make them. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2010 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 4 to our unaudited financial statements as of and for the three and six months ended June 30, 2010 and under “—G. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

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

F. Financial Performance

Overview

Our revenues increased $2.7 million or 19% to $16.4 million for the second quarter of 2010 compared to the same period of the prior year. The revenue increase was due to a $2.7 million increase in technology revenues, partially offset by a slight decrease in software revenues. The 27% increase in technology revenues was due to an increase in hardware sales and engineering services. The 2% decrease in software revenues was due to a decrease in new software sales and services. Revenues for the six months ended June 30, 2010 increased $4.2 million or 18% compared with the same period of the prior year. The 24% increase in technology revenues was due to an increase in hardware sales and engineering services. The 6% increase in software revenues was due to an increase in software support revenues.

Gross profit for the second quarter of 2010 decreased $0.2 million, or 7%, to $3.0 million compared to the same period of the prior year. The decrease was due to a $0.1 million decrease in gross profit from the software segment and a $0.1 million decrease in gross profit from the technology segment. The decrease in software segment gross profit was driven by the decrease in revenues. The decrease in technology gross profit was due to decreased interactive classroom services and third party support agreements. The overall gross margin decreased from 23.6% to 18.5% due to decreased margins in both the software and technology segments. The Software Application Segment reported 36.7% margin in the second quarter of 2010 versus 39.9% for the same period in 2009 due to decreased new software and services sales with slightly increased costs primarily due to development of the CSI@K12 solution. The Technology Solutions Segment reported 13.1% margin in the second quarter of 2010 versus 17.4% for the same period in 2009 due to unfavorable changes in product mix toward resold personal computer hardware and away from commissioned personal computer hardware sales (revenue for business referrals, which has no direct cost component, and therefore impacts margin at 100%) and due to less interactive classroom services revenues while costs remained relatively flat from smaller average order sizes, with less efficient installs.

Gross profit for the six months ended June 30, 2010 increased $0.3 million, or 7%, to $5.4 million compared to the same period of the prior year. The increase was due to a $0.3 million increase in gross profit from the software segment while technology segment gross profit was relatively flat compared to the prior year. The increase in software segment gross profit was due to increased software support revenues with stable support costs. The overall gross margin for the six months ended June 30, 2010 decreased from 22.2% to 20.1% due to decreased margin in the technology segment, partially offset by an increase in software segment gross margin. The Software Application Segment reported 38.6% margin for the six months ended June 30, 2010 versus 36.2% for the same period in 2009 due to increased support revenues while costs remained flat. The Technology Solutions Segment reported 12.8% margin for the six months ended June 30, 2010 versus 15.8% for the same period in 2009 due to unfavorable changes in product mix toward resold personal computer hardware and away from commissioned personal computer hardware sales (revenue for business referrals, which has no direct cost component) and due to less interactive classroom services revenues while costs remained relatively flat, with continued investment reaching into new territory (primarily Alabama) following geographic expansion of customer relationships through software acquisitions.

Operating income for the second quarter of 2010 increased $0.1 million, or 15%, to $0.6 million compared to the same period of the prior year. The improvement in operating income came from the decrease in operation expenses primarily due to a reduction in workforce in May of 2009 and from less stock based compensation, partially offset by a decrease in gross profit. Operating income (loss) for the six months ended June 30, 2010 increased $0.8 million, or 210%, compared to the same period of the prior year. The improvement in operating income came from the decrease in operation expenses primarily due to a reduction in workforce in May of 2009 and from less stock based compensation and due to an increase in gross profit. In the prior year, we had initial stock-based compensation with the engagement of a new investor relations firm with a reduced commitment ongoing.

Net income for the second quarter of 2010 improved $0.1 million, or 38%, to $0.3 million compared to the same period of the prior year. The improvement was driven by the improvement in operating income coupled with reduced interest expense, partially offset by an increase in income tax expense. Net income for the six months ended June 30, 2010 improved $0.6 million, or 129%, to net income of $0.1 million compared to a $0.4 million loss for the same period of the prior year. The improvement was driven by the improvement in operating income coupled with reduced interest expense, partially offset by an increase in income tax expense.

Consolidated Results of Operations for the Three Months Ended June 30, 2010 and 2009

	Three Months Ended
	June 30, 2010	June 30, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$16,432	$13,773	$2,659
GROSS PROFIT	3,032	3,252	(220)
OPERATING INCOME	574	501	73

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$2,659
Cost of sales excluding depreciation, amortization, and capitalization			(3,086)
Depreciation and amortization			6
Capitalization of software costs			201

			(220)

Operating Expenses:
Research and development costs			38
Selling costs			60
Marketing costs			32
Professional and legal compliance costs			(6)
Stock based compensation			86
Acquisition expenses			2
Depreciation and amortization			8
Other general and administrative expenses			73

			$73

Revenues

Total revenues in the second quarter of 2010 increased $2.7 million or 19% in comparison with the second quarter of 2009 to $16.4 million. Of this increase technology segment revenues increased $2.7 million while software segment revenues had a slight decrease. The 27% increase in technology revenues was due to an increase in hardware sales and engineering services, partially offset by a decrease in interactive classroom services and third-party support agreement revenues. The 2% decrease in software revenues was due to a decrease in new software sales and services, partially offset by increased support revenues.

Gross Profit

Gross profit for the second quarter of 2010 decreased $0.2 million or 7% in comparison with the second quarter of 2009, to $3.0 million. Of this decrease, $0.1 million was due to a decrease in software segment gross profit, while technology had a $0.1 million decrease. The decrease in software segment was driven by the decrease in revenues. The decrease in technology gross profit was due to decreased interactive classroom services and third party support agreements, and continued investment in geographic penetration for technology (primarily Alabama). The overall gross margin decreased from 23.6% to 18.5% due to decreased margins in both the software and technology segments. The Software Application Segment reported 36.7% margin in the second quarter of 2010 versus 39.9% for the same period in 2009 due to decreased new software and services sales with slightly increased costs primarily due to development of the CSI@K12 solution. The Technology Solutions Segment reported 13.1% margin in the second quarter of 2010 versus 17.4% for the same period in 2009 due to unfavorable changes in product mix toward resold personal computer hardware and away from commissioned personal computer hardware sales (revenue for business referrals, which has no direct cost component) and due to less interactive classroom services revenues while costs remained relatively flat with the continued investment in expanding the geographic reach of the technology segment.

Operating Expenses

Operating expenses for the second quarter decreased $0.3 million compared to the second quarter of 2009, to $2.5 million. The above table analyzes the major items that account for this decrease. The decrease was primarily a result of the reduction in workforce from May 2009, impacting selling costs and other general and administrative costs, reduced research and development costs as more program costs are being capitalized due to being in later stages of the CSI@K12 project where technological feasibility of most related program areas is known, and due to reduced stock based compensation, as there was not an issuance of warrants to an investor relations firm as there was in the second quarter of 2009. The $0.2 million decrease in gross profit, offset by the improvement in operating expenses of $0.3 million resulted in an improvement in operating income of $0.1 million, or 15%, to $0.6 million compared to the prior year.

Segment Information

CSI is organized into the two segments: Software Applications and Technology Solutions.

Software Applications Segment

Through our Software Applications Segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Three Months Ended
	June 30, 2010	June 30, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,740	$3,816	$(76)
GROSS PROFIT	1,371	1,524	(153)
OPERATING INCOME	182	122	60

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(76)
Cost of sales excluding depreciation, amortization, and capitalization			(282)
Depreciation and amortization			4
Capitalization of software costs			201

			(153)

Operating Expenses:
Research and development costs			38
Selling costs			64
Marketing costs			53
Depreciation and amortization			9
Other general and administrative expenses			49

			$60

Software revenues decreased by $0.1 million, or 2%, in comparison with the second quarter of 2009. The decrease in software revenues was due primarily to decreases in fund accounting software services and Version3 new software sales and services partially offset by an increase in support revenues.

Software cost of sales increased by 3% in comparison with the second quarter of 2009. The increase in cost of sales came primarily from increased costs for development of the CSI@K12 solution. However, this increase was partially offset by a larger amount of software costs being capitalized for the investment in the CSI@K12 solution. The gross margin for the second quarter of 2010 was 36.7% compared to 39.9% in the second quarter of 2009. The decrease in the margin was due to decreased sales while cost of sales increased primarily due to the development of the CSI@K12 solution.

Software operating expenses for the segment decreased $0.2 million, or 15% in comparison with the second quarter of 2009. The decrease was primarily due to reduced research and development costs with more costs being capitalized as the CSI@K12 project matures, and decreased selling, marketing and general and administrative expenses as a result of the reduction in workforce in May 2009. The segment experienced an increase in segment operating income of $0.1 million, or 49% in comparison to the second quarter of 2009, driven by the decrease in operating expenses partially offset by the decrease in gross profit.

Technology Solutions Segment

Through our Technology Solutions Segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	June 30, 2010	June 30, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$12,692	$9,957	$2,735
GROSS PROFIT	1,661	1,728	(67)
OPERATING INCOME	568	637	(69)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			2,735
Cost of sales excluding depreciation, amortization, and capitalization			(2,804)
Depreciation and amortization			2

			(67)

Operating Expenses:
Selling costs			(4)
Marketing costs			(21)
Depreciation and amortization			(1)
Other general and administrative expenses			24

			$(69)

Technology revenues increased $2.7 million, or 27% in comparison to the second quarter of 2009. The increase in technology revenues was due primarily to an increase in hardware sales, particularly PC’s, and engineering services, partially offset by decreases in commissions, interactive classroom services, and third party support agreements.

Technology cost of sales increased $2.8 million, or 34% in comparison to the second quarter of 2009. The increase in technology cost of sales accompanied the increase in technology revenues for the related products and services. Gross profit for the period decreased $0.1 million due to decreases in interactive classroom services, while costs were higher with smaller average orders for less efficient installs. Decreased third party support agreement sales also contributed to the decrease. Segment gross margin for the period decreased from 17.4% to 13.1% due to a shift in product mix with more large PC deals which carry a lower margin and less technology reseller commissions for business referrals to equipment vendors which carry a high margin as the referral commissions having no associated purchases (no related costs of sales). Also contributing was the reduced gross profit on interactive classroom services.

Technology operating expenses were relatively flat in comparison to the second quarter of 2009, with an increase in marketing costs, partially offset by the reduction in workforce from May 2009, impacting other general and administrative expenses. As a result of the decrease in gross profit, the segment experienced a decrease in segment operating income of $0.1 million, or 11% in comparison to the second quarter of 2009.

The following tables summarize information about segment income for the three months ended June 30, 2010 and 2009, and assets allocated to segments as of June 30, 2010 and 2009. Changes in segment assets came primarily from the following:

•

Technology Solutions Segment assets decreased primarily from a decrease in inventory. Inventory decreased as sales of interactive classroom solutions were reduced compared to the prior year. The decrease in inventory was partially offset by an increase in accounts receivable from increased sales overall.

•

Software Applications Segment assets decreased primarily from a decrease in other assets. Other assets decreased from a decrease in intangible assets due to amortization of these assets without any acquisition activity in 2010. Changes in accounts receivable from decreased new software sales also contributed to the decline in segment assets.

	Software Applications	Technology Solutions	Total Company
Three months ended June 30, 2010:
Net sales and service revenue	$3,740	$12,692	$16,432
Gross profit	1,371	1,661	3,032
Segment income	182	568	(	*)
Segment assets	11,531	11,001	22,532

Three months ended June 30, 2009:
Net sales and service revenue	$3,816	$9,957	$13,773
Gross profit	1,524	1,728	3,252
Segment income	122	637	(	*)
Segment assets	12,261	12,536	24,797

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	June 30, 2010	June 30, 2009
Segment income:
Software Applications Segment	$182	$122
Technology Solutions Segment	568	637

TOTAL SEGMENT INCOME	750	759

Less: merger-related and compliance costs
Stock compensation – non-cash	(20)	(106)
Acquisition costs	—	(2)
Professional and legal compliance costs	(156)	(150)

OPERATING INCOME Per Consolidated Statements of Operations	$574	$501

Interest and Other Income and Expenses

Interest expense decreased in the second quarter of 2010 by $19, or 20%, compared to the second quarter of 2009. The decrease was primarily due to reduced average borrowings on the line of credit, equipment note and on the subordinated debt during the second quarter of 2010 compared to the same period in 2009.

Income Taxes

Income tax expense increased by $9, or 5%, to $0.2 million in the second quarter of 2010 compared to the second quarter of 2009. The increase was due primarily to the increase in pre-tax profit when compared to the prior year.

Net Income and Earnings per Share

Net income improved in the second quarter of 2010 by $0.1 million, or 38%, to $0.3 million compared to the second quarter of 2009. The improvement was primarily due to the decreased operating expenses and decreased interest expense, partially offset by a decrease in gross profit and an increase in income tax expense.

Basic earnings per share improved from $0.03 in the second quarter of 2009 to $0.05 in the second quarter of 2010. The improvement was primarily due to the increase in net income partially offset by the increase in the number of basic shares following the continued issuance of common stock for stock-based compensation in 2010 (for board and investor relations services).

Consolidated Results of Operations for the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$26,825	$22,650	$4,175
GROSS PROFIT	5,381	5,033	348
OPERATING INCOME (LOSS)	425	(385)	810

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME (LOSS)
Gross Profit:
Sales			$4,175
Cost of sales excluding depreciation, amortization, and capitalization			(4,243)
Depreciation and amortization			23
Capitalization of software costs			393

			348

Operating Expenses:
Research and development costs			90
Selling costs			235
Marketing costs			26
Professional and legal compliance costs			(74)
Stock based compensation			67
Acquisition expenses			2
Depreciation and amortization			23
Other general and administrative expenses			93

			$810

Revenues

Total revenues in the first six months of 2010 increased $4.2 million or 18% in comparison with the first six months of 2009 to $26.8 million. Of this increase, software segment revenues increased $0.4 million and technology segment revenues increased $3.7 million. The 24% increase in technology revenues was due to an increase in hardware sales and engineering services. The 6% increase in software revenues was due to an increase in software support revenues.

Gross Profit

Gross profit for the first six months of 2010 increased $0.3 million or 7% in comparison with the first six months of 2009, to $5.4 million. Of this increase, $0.3 million was due to an increase in software segment gross profit, while technology was flat compared to the prior year. The increase in software segment gross profit was due to increased software support revenues with stable support costs. The overall gross margin for the six months ended June 30, 2010 decreased from 22.2% to 20.1% due to decreased margin in the technology segment, partially offset by an increase in software segment gross margin. The Software Application Segment reported 38.6% margin for the six months ended June 30, 2010 versus 36.2% for the same period in 2009 due to increased support revenues while costs remained flat. The Technology Solutions Segment reported 12.8% margin for the six months ended June 30, 2010 versus 15.8% for the same period in 2009 due to unfavorable changes in product mix toward resold hardware and away from commissioned hardware sales (revenue for business referrals, which has no direct cost component) and due to less interactive classroom services revenues while costs remained relatively flat.

Operating Expenses

Operating expenses for the first six months decreased $0.5 million compared to the first six months of 2009, to $5.0 million. The above table analyzes the major items that account for this decrease. The decrease was primarily a result of the reduction in workforce from May 2009, impacting selling costs and other general and administrative costs, and due to reduced research and development costs as more product development costs are being capitalized due to being in later stages of the CSI@K12 project where technological feasibility of most related programming areas is known. Also, stock based compensation decreased from the prior year due to the issuance of warrants to an investor relations firm occurring in 2009, with no such issuance in the current year. These decreases were partially offset by increased professional and legal compliance costs from extended investor relations efforts with a new support group. The $0.3 million increase in gross profit coupled with the reduction in operating expenses resulted in an improvement in operating income of $0.8 million or 210% to operating income of $0.4 million for the current year.

Segment Information

CSI is organized into the two segments: Software Applications and Technology Solutions.

Software Applications Segment

Through our Software Applications Segment, we develop, sell, deploy and provide ongoing support of proprietary software applications.

	Six Months Ended
	June 30, 2010	June 30, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$7,575	$7,137	$438
GROSS PROFIT	2,924	2,581	343
OPERATING INCOME (LOSS)	441	(235)	676

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME (LOSS)
Gross Profit:
Sales			$438
Cost of sales excluding depreciation, amortization, and capitalization			(506)
Depreciation and amortization			18
Capitalization of software costs			393

			343

Operating Expenses:
Research and development costs			90
Selling costs			165
Marketing costs			7
Depreciation and amortization			22
Other general and administrative expenses			49

			$676

Software revenues increased by $0.4 million, or 6%, in comparison with the first six months of 2009. The improvement in software revenues was due primarily to increases in new fund accounting software module sales and support revenues. These increases were partially offset by a decrease in new software sales and services revenues from Version3 products.

Software cost of sales increased by $0.1 million, or 2%, in comparison with the first six months of 2009. The increase in cost of sales came primarily from increased costs for development of the CSI@K12 solution. However, this increase was offset by the additional capitalization of software costs for the CSI@K12 solution, and a small decrease in depreciation and amortization. The gross margin for the first six months of 2010 was 38.6% compared to 36.2% in the first six months of 2009. The increase in the margin was due to better economies of scale driven by increased support revenues.

Software operating expenses for the segment decreased $0.3 million, or 12% in comparison with the first six months of 2009. The decrease was primarily due to due to reduced research and development costs with more costs being capitalized as the CSI@K12 project matures, decreased selling costs and other general and administrative expenses as a result of the reduction in workforce in May 2009, and a small decrease in depreciation and amortization. The segment experienced an increase in segment operating income of $0.7 million, or 288% in comparison to the first six months of 2009, driven by the increase in gross profit and reduced operating expenses discussed above.

Technology Solutions Segment

Through our Technology Solutions Segment, we provide technology solutions through the sales and distribution of computers and accessories and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Six Months Ended
	June 30, 2010	June 30, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$19,250	$15,513	$3,737
GROSS PROFIT	2,457	2,452	5
OPERATING INCOME	344	205	139

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$3,737
Cost of sales excluding depreciation, amortization, and capitalization			(3,737)
Depreciation and amortization			5

			5

Operating Expenses:
Selling costs			70
Marketing costs			19
Depreciation and amortization			1
Other general and administrative expenses			44

			$139

Technology revenues increased $3.7 million, or 24% in comparison to the first six months of 2009. The increase in technology revenues was due primarily to an increase in personal computer sales and engineering services and support. These increases were partially offset by decreases in technology reseller commissions, interactive classroom services and third party service contracts.

Technology cost of sales increased $3.7 million, or 29% in comparison to the first six months of 2009. The increase in technology cost of sales accompanied the increase in technology revenues for the related products and services, and also resulted from reduced efficiencies for interactive classroom solutions installations with smaller average order sizes than in the prior year. Gross profit for the period increased slightly due to the increases in revenues, net of costs described above and a modest decline in depreciation and amortization. Segment gross margin for the period decreased from 15.8% to 12.8% due to a shift in product mix with more large PC deals which carry a lower margin and less technology reseller commissions for business referrals to equipment vendors which carry a high margin as the referral commissions having no associated purchases (no related costs of sales). Also contributing was a reduced gross profit from interactive classroom services.

Technology operating expenses decreased $0.1 million, or 6% in comparison to the first six months of 2009, primarily from the impact of the reduction in workforce from May 2009, impacting selling costs and other general and administrative expenses. Reduced marketing and depreciation and amortization costs added to the decrease in operating expenses. As a result of the slight increase in gross profit, combined with the reduction in operating expenses, the segment experienced an improvement in segment operating income of $0.1 million, or 68% in comparison to the first six months of 2009.

The following tables summarize information about segment income for the six months ended June 30, 2010 and 2009, and assets allocated to segments as of June 30, 2010 and 2009. Changes in segment assets came primarily from the following:

•

Technology Solutions Segment assets decreased primarily from a decrease in inventory. Inventory decreased as sales of interactive classroom solutions were reduced compared to the prior year. The decrease in inventory was partially offset by an increase in accounts receivable from increased sales overall.

•

Software Applications Segment assets decreased primarily from a decrease in other assets. Other assets decreased from a decrease in intangible assets due to amortization of these assets without any acquisition activity in 2010. Changes in accounts receivable from decreased new software sales also contributed to the decline in segment assets.

	Software Applications	Technology Solutions	Total Company
Six months ended June 30, 2010:
Net sales and service revenue	$7,575	$19,250	$26,825
Gross profit	2,924	2,457	5,381
Segment income	441	344	(	*)
Segment assets	11,531	11,001	22,532

Six months ended June 30, 2009:
Net sales and service revenue	$7,137	$15,513	$22,650
Gross profit	2,581	2,452	5,033
Segment income (loss)	(235)	205	(	*)
Segment assets	12,261	12,536	24,797

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Six Months Ended
	June 30, 2010	June 30, 2009
Segment income (loss):
Software Applications Segment	$441	$(235)
Technology Solutions Segment	344	206

TOTAL SEGMENT INCOME (LOSS)	785	(30)

Less: merger-related and compliance costs
Stock compensation – non-cash	(41)	(108)
Acquisition costs	—	(2)
Professional and legal compliance costs	(319)	(245)

OPERATING INCOME (LOSS) Per Consolidated Statements of Operations	$425	$(385)

Interest and Other Income and Expenses

Interest expense decreased in the first six months of 2010 by $60, or 29%, compared to the first six months of 2009. The decrease was primarily due to reduced average borrowings on the line of credit, equipment note and on the subordinated debt during the first six months of 2010 compared to the same period in 2009.

Income Taxes

Income tax expense increased by $0.3 million or 192% in the first six months of 2010 compared to the first six months of 2009. The increase was due to the increase in pre-tax income when compared to the prior year.

Net Income (Loss) and Earnings (Loss) per Share

Net income (loss) improved in the first six months of 2010 by $0.6 million, or 129%, compared to the loss of $0.4 million for the first six months of 2009, to income of $0.1 million for the first six months of 2010. The improvement was primarily due to the increase in gross profit from both segments combined with the decreased operating expenses and decreased interest expense, and partially offset by a decrease in income tax benefit.

Basic earnings (loss) per share improved from a loss of $0.07 in the first six months of 2009 to earnings of $0.02 in the first six months of 2010. The improvement was primarily due to the increase in net income, partially offset by the increase in the number of basic shares following the issuance of common stock for stock-based compensation in 2010. Diluted earnings (loss) per share improved from a loss of $0.07 in the first six months of 2009 to earnings of $0.01 in the first six months of 2010. The improvement was primarily due to the increase in net income, partially offset by the increase in number of diluted shares.

G. Liquidity and Capital Resources

Our strategic plan includes the expansion of the Company both organically and through acquisitions. Due to the long-term nature of investments in acquisitions, new product development, selling, marketing, administration and product modification investment to support geographic expansion and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Accordingly, we use debt and equity vehicles in addition to cash flow from operations to fund our growth and working capital needs. Currently our funds for working capital are provided under our $8.0 million revolving line of credit.

Cash Flows

For the six months ended June 30, 2010 the Company had no significant change in cash and cash equivalents with no significant cash on hand. Since the time of the reverse merger in 2005 the Company has operated in most periods without cash and in reliance on a revolving line of credit facility to fund its day to day working capital needs and acquisition activities.

Cash from Operating Activities

Cash provided by operating activities totaled approximately $1.4 million in the first six months of 2010 compared to cash provided by operating activities of approximately $3.9 million in the first six months of 2009. The decrease, $2.5 million, was due primarily to significant collection activity in the first six months of 2009 compared to that of 2010. Collections were slower at the end of 2008 and, accordingly, the balance in receivables was much higher at the beginning of 2009 than at the beginning of 2010, resulting in significantly more collections in the first three months of 2009.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts receivable were a result of increased billings through June 30, 2010 as compared to the amounts billed prior to December 31, 2009. The decrease in inventories was due to more sales of interactive classroom products than inventory purchases since the year end. Accounts payable increased primarily due to increased purchases to support increased sales of hardware for larger summer projects that are in progress. Deferred revenue increased due to increased billings for support agreements being deferred at the end of the second quarter than at year end. The majority of our support billings are billed in connection with states whose fiscal years end primarily in June or October of each year, and generally collected in the first and third quarters.

Cash from Investing Activities

Cash used for investing activities totaled $1.2 million in the first six months of 2010 compared to $0.7 million in the first six months of 2009. The increase of $0.5 million was due to increased capitalization of software costs because of the CSI@K12 development and increased purchases of property and equipment to support the CSI@K12 solution. On the balance sheet, since year end 2009, capitalized software costs and property and equipment has increased due to the CSI@K12 development while other intangible assets declined from no increase in other intangible assets with no new acquisitions, being offset by ongoing depreciation and amortization. Goodwill also remained flat with no acquisition activity.

Cash from Financing Activities

Cash used for financing activities totaled $0.3 million in the first six months of 2010 compared to cash used for financing activities of $3.2 million in the first six months of 2009. The decrease in cash used of $2.9 million was due to a significant repayment on the line of credit in the first quarter of 2009, due to a significant balance on the line and in receivables from slower collections at the end of 2008 and collections in early 2009 resulting in the paydown, following prior significant cash uses, including the acquisitions in 2007 and 2008. In contrast, there were $0.8 million of borrowings on the line of credit balance in the first six months of 2010 as a result of the heavier collections throughout 2009. Also, 2010 collections were partially offset by repayments of notes payable and subordinated notes totaling $1.1 million in the first six months of 2010 compared to $0.4 million of repayments for the same period in 2009.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Three and Six Month Periods Ended June 30, 2010 and 2009

EBITDA increased 5% or $0.1 million to $1.2 million for the three months ended June 30, 2010 compared to EBITDA of $1.1 million reported for the same period in 2009. The increase in EBITDA was primarily due to the increase in net income over the prior year. Adjusted (financing) EBITDA for the quarter ended June 30, 2010 decreased by 2%, or $28, to $1.2 million due to the change in stock-based compensation related to the engagement of a new investor relations firm.

EBITDA increased 98% or $0.8 million to $1.5 million for the six months ended June 30, 2010 compared to EBITDA of $0.8 million reported for the same period in 2009. The increase in EBITDA was primarily due to the increase in net income over the prior year. Adjusted (financing) EBITDA for the six months ended June 30, 2010 also increased by 79%, or $0.7 million, to $1.6 million compared to $0.9 million for the prior year for the same reason as the change in EBITDA, partially offset by the change in stock-based compensation related to the engagement of a new investor relations firm.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Reconciliation of net income (loss) per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income (loss) per GAAP	$297	$215	$128	$(435)
Adjustments:
Income tax (benefit) expense	201	192	148	(161)
Interest expense, net	75	94	147	207
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	219	215	425	434
Amortization of software development costs	359	377	698	735

EBITDA	$1,151	$1,093	$1,546	$780

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	20	106	41	108

Adjusted (Financing) EBITDA	$1,171	$1,199	$1,587	$888

Credit Arrangements

Credit Facilities

Prior to our going public through the reverse merger, we funded operations through cash flow from operations. In our 2005 reverse merger, which took the CSI operations public, substantially all of our cash was distributed to the founders in exchange for ownership. Due to continued acquisition activity and the recapitalization of the Company in connection with going public through a reverse merger, the Company frequently has no excess cash and relies on its $8.0 million line of credit facility with its bank to fund its working capital and other funding needs. Accordingly, we now use primarily our working capital facility and term loans to fund our operations. See the notes to our unaudited financial statements included in this report for more details on our borrowing facilities.

Our current credit facilities consist of:

•

$8.0 million revolving line of credit (temporarily increased from $7.0 million), of which $0.8 million was drawn and $4.6 million was available at June 30, 2010, which bears interest at LIBOR plus 2.5% (subject to a 3% floor) and matures June 30, 2012 (the temporary $1.0 million increase will be reduced by $200 annually each January 31, beginning 2011 through 2015 and was provided in consideration of our paydown of $0.9 million on our subordinated notes, with a draw on the line, not impacting our prior ability to access $7.0 million of working capital via the line);

•	$1.0 million equipment note, of which approximately $0.3 million was outstanding at June 30, 2010, which bears interest at LIBOR plus 2.5%, and has a three year amortization maturing in November 2010;

•

$2.3 million in subordinated notes to Barron Partners LP (“Barron”) and the five founding shareholders, of which $0.9 million remained outstanding at June 30, 2010, which bear interest at 15%, and were extended on June 25, 2010 until no later than January 1, 2018. The notes require principal and interest payments of $50 per quarter. The Company also intends to consider subsequent to each fiscal year end during the term of the Subordinated Notes whether it can make principal payments in addition to those expressly set forth in the Extension. The subordinated notes are discussed further below under “—Factors Affecting Capital Needs and Resources —Subordinated Promissory Notes.”)

Factors Affecting Capital Needs and Resources

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	our operating cash flow;

•	$4.6 million available to our operations at June 30, 2010 under our $8.0 million line of credit;

•	the anticipated level of capital expenditures for 2010 of $1.3 million ($0.3 million expended through June 30, 2010);

•	capitalized software development costs of approximately $1.5 million;

•	estimated purchase commitments with suppliers;

•	our scheduled debt service on senior term borrowings;

•	repayment of our subordinated notes; and

•	potential future acquisitions.

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

While we have drawn on our line significantly and paid it down from time to time, we cannot guarantee that cash flow from operations will be sufficient to repay our line of credit facility at the time it is due and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Our bank line of credit currently is due to expire in June 2012. Although management currently believes that our existing lender will agree to a future renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. We cannot guarantee that operations will generate sufficient results to meet leverage ratios to support necessary borrowings or procure new financing. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

On June 25, 2010, the Company entered into a modification of the line of credit facility, extending the maturity date from August 31, 2011 to June 30, 2012. This modification temporarily increased the line of credit from $7.0 million to $8.0 million and this increase will be reduced annually by $200 beginning January 31, 2011 until the balance reaches $7.0 million on January 31, 2015. The increase in the bank’s revolving line of credit from $7.0 million to $8.0 million was for the purpose of accommodating a capital need to fund the June 2010 payments of $875, paid on and as agreed in an extension of, the Subordinated Notes (discussed below), while deferring any immediate impact on working capital line availability.

Capital Expenditures and Software Development Costs

We currently anticipate that our capital needs for 2010 will principally consist of $1.5 million for software development and $1.3 million for capital expenditures. For the six months ended June 30, 2010 we have capitalized approximately $0.9 million of software development costs and $0.3 million in capital expenditures. We plan to fund 2010 needs for these items through cash flow from operations and draws under our bank line of credit.

Purchase Commitments

The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. In prior years we have had purchase order commitments to interactive classroom, one of our major suppliers, for interactive whiteboard inventory purchases in excess of $12.0 million. We may receive and agree to, but have not yet committed to any amounts for 2010. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Subordinated Promissory Notes

At June 30, 2010, subordinated promissory notes payable to shareholders totaled approximately $0.9 million. On June 25, 2010, we entered into an extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

•

the Company agreed to make, within five days of the date of approval of the Extension, principal payments on the notes totaling $875, $438 in the case of the Subordinated Note held by Barron Partners LP (“Barron”) and $88 each in the case of the other five note holders. These payments were made on June 29, 2010.

•

the maturity date of each Subordinated Note was extended from August 30, 2009 until no later than January 1, 2018, on which date all principal and accrued interest will be due and payable in full, if not earlier paid.

•

the Company, beginning October 1, 2010, will make quarterly payments on the Subordinated Notes of principal and accrued interest in the amount of $50 in the aggregate to be applied pro-rata among the note holders, $25 on the Barron Subordinated Note and $5 each on the other Subordinated Notes.

•

the Company expressed its intention to consider subsequent to each fiscal year end during the term of the Subordinated Notes whether it can make principal payments in addition to those expressly set forth in the Extension. Any such determination by the management and board of directors of the Company is in their sole discretion, and shall be based on factors they deem relevant, including but not limited to the financial performance of the Company during such fiscal year.

•	at the discretion of management and the board of directors of the Company, the remaining balance on the Subordinated Notes can be repaid in full at any time without penalty.

•	the Subordinated Notes will no longer be in default, and each note holder waived any existing or past default based upon the Company failing to make any payment of interest or principal when due.

•	despite the Subordinated Notes not being in default, they will continue to bear interest at the Default Rate of 15% until repaid.

•	except as modified by the Extension, all other terms and conditions of the Subordinated Notes were confirmed and shall remain in full force and effect.

The Subordinated Notes were issued on February 11, 2005 as a part of our reverse merger and recapitalization. The Subordinated Notes are unsecured and are subordinated to the Company’s senior debt, including its revolving credit and term debt with its bank lender. The original principal of all of the Subordinated Notes aggregated $3,750. At June 25, 2010, principal and accrued interest on the Subordinated Notes totaled $1,750 and $62, respectively. The Company has paid interest at the default rate of 15% per annum since the original maturity date of May 9, 2006, when the Company, with the support of its management, board of directors and the Bank elected to defer the payment and pay the default interest rate to use the funds to support working capital needs and investments in acquisitions. The Subordinated Notes were extended several times, the latest being pursuant to the June 25, 2010 Extension, described above. The history of the Subordinated Notes has been previously disclosed in the Company’s Form 8-K dated September 3, 2009, as well as in its prior Forms 10-Q and Forms 10-K.

In addition to Barron, which owns all of our preferred stock, the Subordinated Notes are held by the five shareholders of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation. Four of these note holders are currently executive officers of the Company, and include: Nancy K. Hedrick, President and Chief Executive Officer; Thomas P. Clinton, Senior Vice President of Strategic Relationships; Beverly N. Hawkins, Senior Vice President of Software Development; and William J. Buchanan, Senior Vice President of Technical Delivery and Support. The fifth holder, Joe G. Black, formerly served as chief financial officer of the Company. The Extension and the related restructuring of the Subordinated Notes were approved by the Company’s three outside directors, none of whom have any interest in the Subordinated Notes.

The restructuring of the Subordinated Notes permits the Company to repay the remaining $875 in principal over an approximate seven-year period. Although the Company may choose to repay the Subordinated Notes earlier, particularly as a result of superior financial performance and to reduce interest costs, the arrangement removes a default and gives the Company flexibility in managing its future liquidity and capital needs. Such future needs might include future acquisitions, and increased working capital relating to significant sales growth as a result of a turnaround in the general economy or increased Federal funding of technology expenditures for education.

The Extension was formulated in cooperation with the Company’s primary lender, RBC Bank (USA) (the “Bank”), which had previously waived any cross default under the Bank’s revolving and other credit facilities as a result of the previous default under the Subordinated Notes. In conjunction with the Company entering into the Extension, it also entered into a related modification of its credit facilities with the Bank, previously described above.

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

Potential Acquisitions

We are examining the potential acquisition of companies and businesses within our industry. We are unable to predict the nature, size or timing of any such acquisition, and accordingly are unable to estimate the capital resources which may be required. Any acquisition would be subject to our utilizing capital sources in addition to those described above. These alternative sources could include the issuance of our common stock or other securities in an acquisition, seller financing, and bank and other third party financing, among other things. We can give no assurance that, should the opportunity for a suitable acquisition arise, we will be able to procure the financial resources necessary to fund any such acquisition or that we will otherwise be able to conclude and successfully integrate any acquisition. Also, while our line of credit may be sufficient, its adequacy may be strained by increased working capital and other needs as a result of acquisition activity. We continue to pursue other opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization. A number of options, are under consideration, and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the SEC, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective for the reporting period ended June 30, 2010.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 13, 2009, the Company entered into an agreement (the “Consulting Agreement”) with an investor relations firm, DC Consulting. Pursuant to the Consulting Agreement, and as part of the compensation paid to DC Consulting for it providing investor relation services, the Company issued 15,000 shares of the Company’s unregistered common stock to DC Consulting on July 27, 2010. The private issuance of these shares to an accredited investor was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

The initial term of the Consulting Agreement with DC Consulting was ninety days, although each party had a right to extend the term. In May, 2010 the Company opted not to renew the Consulting Agreement, and delivered written notice to DC Consulting. The Consulting Agreement expired in July, 2010.

Item 3.	Defaults Upon Senior Securities.

In its Form 8-K filed with the Commission on July 1, 2010, the Company previously disclosed that it had entered into an extension and waiver agreement with respect to the holders of certain subordinated notes. Pursuant to such agreement, all existing and past defaults based upon the Company’s failing to make any payment of interest and principal on the subordinated debt was waived by the holders. See also the discussion under “Subordinated Promissory Notes” in Item 2, Section G “Liquidity and Capital Resources” above, which is incorporated herein by reference.

Item 5.	Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Bank (USA) is a facility under which we may borrow, repay and then re-borrow. Advances and repayments occur daily under the credit facility, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through August 11, 2010. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through June 29, 2010, was previously disclosed in our Form 8-K filed with the Commission on July 1, 2010.

Date	Loan Balance
July 5, 2010	$1,065
July 12, 2010	—
July 15, 2010	1,379
July 19, 2010	1,998
July 22, 2010	2,341
July 27, 2010	1,844
July 30, 2010	2,093
August 2, 2010	2,630
August 6, 2010	2,387
August 11, 2010	2,956

Termination of a Material Definitive Agreement

The disclosure under Part II, Item 2 above is incorporated herein by reference.

Compensatory Arrangements of Certain Officers

On June 2, 2010, our Chief Financial Officer, David Dechant, was awarded a stock option under the Company’s 2005 Incentive Compensation Plan, pursuant to resolutions adopted by the Compensation Committee on May 12, 2010. Mr. Dechant was awarded a nonqualified stock option to purchase 30,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price per share equal to $0.70. The option vests in three equal annual installments beginning on June 2, 2011, and expires on June 1, 2020.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Extension of Subordinated Notes and Waiver dated June 24, 2010 (executed June 25, 2010) between Computer Software Innovations, Inc. and Barron Partners LP, Joe G. Black, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton and William J. Buchanan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 1, 2010).

10.2	Second Amended and Restated Commercial Note dated June 25, 2010 from Computer Software Innovations, Inc. to RBC Bank (USA) in the amount of $8,000,000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed July 1, 2010).

10.3	Modification Agreement dated June 25, 2010 between Computer Software Innovations, Inc. and RBC Bank (USA) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed July 1, 2010).

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: August 16, 2010	By:	/S/ NANCY K. HEDRICK
Nancy K. Hedrick
President and Chief Executive Officer

Date: August 16, 2010	By:	/S/ DAVID B. DECHANT
David B Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Extension of Subordinated Notes and Waiver dated June 24, 2010 (executed June 25, 2010) between Computer Software Innovations, Inc. and Barron Partners LP, Joe G. Black, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton and William J. Buchanan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 1, 2010).

10.2	Second Amended and Restated Commercial Note dated June 25, 2010 from Computer Software Innovations, Inc. to RBC Bank (USA) in the amount of $8,000,000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed July 1, 2010).

10.3	Modification Agreement dated June 25, 2010 between Computer Software Innovations, Inc. and RBC Bank (USA) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed July 1, 2010).

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.