Form 10-Q
period 2010-09-30
Computer Software Innovations, Inc.
filed 2010-11-15
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common Stock, $0.001 par value per share	6,541,339 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUES
Software Applications Segment	$3,595	$3,936	$11,170	$11,073
Technology Solutions Segment	10,871	13,869	30,121	29,382

Net sales and service revenue	14,466	17,805	41,291	40,455

COST OF SALES
Software Applications Segment
Cost of sales, excluding depreciation, amortization and capitalization	2,320	1,991	7,051	6,216
Depreciation	49	30	126	88
Amortization of capitalized software costs	387	398	1,085	1,133
Capitalization of software costs	(415)	(240)	(1,270)	(702)

Total Software Applications Segment cost of sales	2,341	2,179	6,992	6,735

Technology Solutions Segment
Cost of sales, excluding depreciation	9,081	11,815	25,826	24,823
Depreciation	28	26	76	79

Total Technology Solutions Segment cost of sales	9,109	11,841	25,902	24,902

Total cost of sales	11,450	14,020	32,894	31,637

Gross profit	3,016	3,785	8,397	8,818

OPERATING EXPENSES
Research and development	45	85	122	252
Selling costs	1,154	1,164	3,363	3,608
Marketing costs	118	77	387	372
Stock based compensation	8	29	49	137
Acquisition costs	—	—	—	2
Professional, legal compliance and litigation costs	66	133	385	378
Depreciation and amortization	134	160	434	483
Other general and administrative expenses	755	793	2,496	2,627

Total operating expenses	2,280	2,441	7,236	7,859

Operating income	736	1,344	1,161	959
OTHER INCOME (EXPENSE)
Interest expense	(54)	(95)	(201)	(302)
Loss on disposal of property and equipment	—	—	(2)	(4)

Net other income (expense)	(54)	(95)	(203)	(306)

Income before income tax expense	682	1,249	958	653
INCOME TAX EXPENSE	295	519	443	358

NET INCOME	$387	$730	$515	$295

BASIC EARNINGS PER SHARE	$0.06	$0.11	$0.08	$0.05

DILUTED EARNINGS PER SHARE	$0.03	$0.05	$0.04	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	6,552	6,405	6,490	6,391

– Diluted	13,912	14,095	13,889	14,081

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	8,694	7,587
Inventories	917	2,628
Prepaid expenses	191	140
Income taxes receivable	43	32

Total current assets	9,845	10,387
PROPERTY AND EQUIPMENT, net	934	732
COMPUTER SOFTWARE COSTS, net	2,773	2,573
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	2,411	2,647

Total assets	$18,394	$18,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,306	$2,229
Deferred revenue	5,560	7,790
Deferred tax liability	617	445
Bank line of credit	1,241	—
Notes payable	152	505
Current portion of subordinated notes payable to shareholders	56	1,750

Total current liabilities	10,932	12,719

LONG-TERM DEFERRED TAX LIABILITY, net	139	144
SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS, less current portion	802	—

Total liabilities	11,873	12,863

SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,740 shares issued and outstanding	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,541 and 6,448 shares issued and outstanding, respectively	7	6
Additional paid-in capital	9,253	9,075
Accumulated deficit	(2,638)	(3,153)
Unearned stock compensation	(108)	(28)

Total shareholders’ equity	6,521	5,907

Total liabilities and shareholders’ equity	$18,394	$18,770

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2009	$6	$7	$9,075	$(3,153)	$(28)	$5,907
Issuance of common stock	1	—	44	—	—	45
Issuance of stock options	—	—	129	—	(129)	—
Exercise of stock options	—	—	5	—	—	5
Stock based compensation	—	—	—	—	49	49
Net income for the nine months ended September 30, 2010	—	—	—	515	—	515

Balances at September 30, 2010	$7	$7	$9,253	$(2,638)	$(108)	$6,521

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(Amounts in thousands)	September 30, 2010	September 30, 2009
OPERATING ACTIVITIES
Net income	$515	$295
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,721	1,783
Stock compensation expense, net	93	178
Deferred income taxes	168	(234)
Loss on disposal of property and equipment	2	4
Changes in deferred and accrued amounts
Accounts receivable	(1,107)	3,306
Inventories	1,711	(1,334)
Prepaid expenses	(51)	(88)
Accounts payable	1,077	711
Deferred revenue	(2,230)	(522)
Income taxes receivable/payable	(11)	366

Net cash provided by operating activities	1,888	4,465

INVESTING ACTIVITIES
Purchases of property and equipment	(604)	(234)
Capitalization of computer software	(1,285)	(732)
Investment in other intangible assets	—	(32)

Net cash used for investing activities	(1,889)	(998)

FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	1,241	(2,926)
Repayments of notes payable	(1,245)	(541)
Proceeds from exercise of stock options and warrants	5	—

Net cash provided by (used for) financing activities	1	(3,467)

Net change in cash and cash equivalents	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$199	$395
Income Taxes	$287	$211

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

Prior to 2005, under the name VerticalBuyer, Inc. we were a public shell, having no operations for several years. In the first quarter of 2005, we were acquired by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). Due to reverse merger accounting, our financial history became that of our acquirer CSI – South Carolina. CSI – South Carolina was organized in 1989 as a software provider, added technology solutions in 1999 and became a public company through the reverse merger in 2005, after which it has continued to produce software and provide technology solutions as described further below.

Description of business and disclosure regarding segments

The Company is in the business of software development of primarily proprietary (internally developed) products and sales of those products both as on premise and off site or Company-hosted solutions. The Company also resells services developed with the use of third-party, primarily software-driven, solutions, which are reported through its Software Applications Segment. The Company is also in the business of sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware–based solutions, accompanied by integration and management services, which activities are reported through its Technology Solutions Segment.

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

The Company’s solution for communication and collaboration, CSI@K12, is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a kindergarten through grade 12 (“K-12”) education environment and is based on Microsoft’s Live@edu hosted email solution. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views. Through CSI@K12, CSI also provides hosted virtual Private Branch (or entity level) Exchange (PBX) systems services for Voice calls over Internet Protocol (“VoIP”) or a solution whereby voice calls are communicated from internet protocol based phones and other end user devices over the internet to telecommunications infrastructure equipment at an off premise hosting location where they are linked to the switched (traditional) telecommunications networks (“Hosted VoIP”). The Internet or “World Wide Web” is also referred to as the “Cloud,” generally when in the context of the medium through which off premise hosted hardware and software are accessed. Hosted (i.e. off customer premise) infrastructure used by customers by connecting to the hosted infrastructure through the Cloud (such as with our Hosted VoIP solution) is also referred to as a “Cloud Solution” and sometimes also referred to in the abbreviated form as the “Cloud.” Cloud solutions, including our Hosted VoIP solution allow customers to purchase telecommunications switching and other hardware and/or software based solutions as a service rather than having to commit to the capital investment required for the purchase of on premise hardware or software, and allow customers to share, at some level, the cost of infrastructure with other customers who also subscribe to the same hosted or Cloud solutions. Our Cloud based solutions do require some hardware. However, unlike our other Technology Solutions reported through our Technology Solutions Segment, our Cloud based solutions generally are driven by greater software investments in our own or integrated third-party products made by CSI and placed in service in its own or CSI contracted hosting sites. By contrast, our Technology Solutions Segment reporting includes primarily hardware-based solutions which are purchased by customers and placed on premise or hosted at customer or third-party owned or contracted sites. Margins on solutions provided through the Software Applications Segment are generally higher than (can be up to twice) those provided by solutions offered through the Technology Solutions Segment.

Technology Solutions Segment

In connection with its hardware-based solutions, the Company provides a wide range of technology products and services including hardware and design, engineering, installation, training and ongoing support and maintenance. Technology solutions include computers, networking, security, internet protocol (IP) telephony, interactive whiteboard solutions and integrated accessories, distance learning and video communication. Margins on solutions provided through the Technology Solutions Segment are generally lower than (can be roughly half of) those provided by solutions offered through the Technology Solutions Segment.

Market

The Company markets its financial management and technology solutions and its services primarily to a wide variety of education and local government agencies, and not-for-profit entities in the southeastern United States, with a focus on future geographic expansion nationally. Its identity and access management solutions are installed in additional states, with a few installations internationally, and its CSI@K12 products are targeted to K-12 school districts throughout the US. The majority of the Company’s business is with K-12 (kindergarten through grade 12) public education entities, with local government entities one of its fastest growing segments and non-for-profits and some corporations also included in its client mix.

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

Use of estimates and interim adjustments and seasonal considerations impacting financial results

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). GAAP requires us to make estimates, assumptions and judgments and to rely on projections of future results of operations and cash flows. Those estimates, assumptions, judgments and projections are an integral part of the consolidated financial statements. We base our estimates and assumptions on historical data and other assumptions, which include knowledge and experience with regard to past and current events and assumptions about future events that we believe are reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in our consolidated financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

Our judgments are based on our assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in our consolidated financial statements. Actual results could differ materially from these estimates, assumptions, projections and judgments.

The interim consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity and cash flows are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. The Company’s operations are seasonal, being driven by its primary client base, K-12 schools being closed or having significantly reduced operations during the summer months. At such time infrastructure and systems changes are less disruptive to their operations and so during such times they prefer to have a larger number of projects completed. As a result, and with the Company’s fiscal quarter corresponding to the calendar year, the results for the Company’s first and fourth quarters of each fiscal year when schools are in session are typically lower than the results for its second and third quarters, which contain the summer months when schools are closed or have significantly reduced operations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K.

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

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The amended guidance is effective for activity and period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The Company is currently evaluating the amended guidance and expects that it may impact its disclosures in future periods, but otherwise will not have a significant effect on its consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-17, concerning the milestone method of revenue recognition. The ASU codified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate it will have a material impact on our results of operations or financial condition.

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

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding, including common stock held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three and nine month periods ended September 30, 2010 and 2009, both prior to and after application of the treasury stock method.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,522	6,405	6,490	6,391
Common stock held in escrow	500	800	500	800
Preferred stock	6,740	6,740	6,740	6,740
Warrants	300	6,464	1,226	6,298
Options	642	465	545	440

Total Weighted Average Shares Outstanding	14,704	20,874	15,501	20,669

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,522	6,405	6,490	6,391
Common stock held in escrow	500	800	500	800
Preferred stock	6,740	6,740	6,740	6,740
Warrants	—	—	—	—
Options	150	150	159	150

Total Weighted Average Shares Outstanding –treasury stock method	13,912	14,095	13,889	14,081

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

Assumptions used in calculation of fair value

	For the Nine Months Ended September 30,
	2010	2009
Expected term (in years)	7	7
Expected volatility	169%	142%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.8%	2.5%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	174	$0.12	November 1, 2012
Options granted in McAleer acquisition	100	$0.87	January 2, 2017
Options granted to key employees	100	$1.42	November 9, 2017
Options granted to other employees	10	$1.09	May 28, 2018
Options granted to key employees	50	$0.70	April 17, 2019
Options granted to a key and other employees	196	$0.70	June 1, 2020

The following table summarizes option activity under the plans for the first nine months of 2010.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	465	$0.64	5.74	$(21)
Granted	196	0.70
Cancelled	—	—
Exercised	(31)	0.17
Forfeited/expired	—	—

Outstanding at September 30, 2010	630	$0.69	6.60	$(54)

Exercisable at September 30, 2010	382	$0.60	4.90	$(1)

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.60 as of September 30, 2010 and the exercise price multiplied by the number of options outstanding as of that date.

As of September 30, 2010 there remained $108 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately three years.

The Company issued 32 shares of common stock to outside Board of Directors under the plan in the first nine months of 2010. During the same period, outside of the plan, the Company issued non-employee based stock awards of 30 shares of common stock as compensation for investor relations services pursuant to the terms of a Consulting Agreement with its investor relations firm (see also NOTE 5 – PREFERRED STOCK AND RELATED WARRANTS).

Total stock based compensation for the three months ended September 30, 2010 was $32, of which $7 related to the stock issued to the Company’s outside Directors, $1 related to stock options granted from acquisition, and the remaining $24 related to employee stock option compensation (wage-related). Total stock based compensation for the three months ended September 30, 2009 was $44, of which $11 related to the stock issued to the Company’s investor relations firm, $7 related to the stock issued to the Company’s outside Directors, $11 related to stock options granted from acquisition, and the remaining $15 related to employee stock option compensation (wage-related).

Total stock based compensation for the first nine months of 2010 was $93, of which $22 related to the stock issued to the Company’s investor relations firm, $22 related to the stock issued to the Company’s outside Directors, $5 related to stock options granted from acquisition, and the remaining $44 related to employee stock option compensation (wage-related). Total stock based compensation for the first nine months of 2009 was $178, of which $94 related to the warrants issued to the Company’s investor relations firm, $21 related to the stock issued to the Company’s investor relations firm, $7 related to the stock issued to the Company’s outside Directors, $15 related to stock options granted from acquisition, and the remaining $41 is related to employee stock option compensation (wage-related).

Employee stock option compensation (wage related) is included in the income statement categories of cost of sales or departmental operating expense categories as appropriate.

NOTE 4 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS and SUBSEQUENT EVENT

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

On June 25, 2010, the Company entered into a modification of the line of credit facility, extending the maturity date from August 31, 2011 to June 30, 2012. This modification temporarily increased the line of credit from $7.0 million to $8.0 million and this increase will be reduced annually by $200 beginning January 31, 2011 until the balance reaches $7.0 million on January 31, 2015 (assuming the facility would be customarily renewed with no significant change in borrowing ability and working capital needs). The increase in the bank’s revolving line of credit from $7.0 million to $8.0 million was for the purpose of accommodating a capital need to fund the June 2010 payments of $875, paid on and as agreed in an extension of, the Subordinated Notes (discussed below), while deferring any immediate impact on working capital line availability.

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

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectability; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bear interest at LIBOR plus 2.50%, subject to a 3% floor, payable monthly. LIBOR plus 2.50% was 2.76% at September 30, 2010 and 2.74% at December 31, 2009.

Our domestic asset-based lending agreement was negotiated to exceed one year with the intent that borrowings on the revolving credit facility would be classified as long-term debt. However, pursuant to the “Debt-Classification of Revolving Credit Agreements Subject to Lock-Box Arrangement and Subjective Acceleration Clauses” subtopic of the FASB’s ASC (the “Revolving Credit Subtopic”), a revolving credit facility which includes both a subjective acceleration clause and a lock-box arrangement should be classified as a current liability. Our revolving credit facility provides for a lock-box arrangement, whereby cash received is used to reduce the balance on a daily basis. Also, our revolver includes a subjective acceleration clause, providing for acceleration upon a material change in our business or financial condition. This is a customary provision for revolving credit agreements. In accordance with the Revolving Credit Subtopic, the balance outstanding under our revolving credit facility has been classified as a current liability.

The Company maintains an equipment term loan which has been modified and increased from time to time with a term of three to four years. The term loan is used periodically to refinance the Company’s capital expenditures initially financed through its bank credit facility and improve its availability under its bank credit facility for working capital purposes. The latest modification prior to September 30, 2010 was November 14, 2008. Pursuant to the modification, the equipment loan was increased from $238 to $1.0 million, and bore interest at 30-day LIBOR plus 250 basis points. Principal and interest were payable in twenty-four consecutive monthly payments of principal and interest of $40 continuing until November 15, 2010.

The amount outstanding on the equipment notes payable to the bank was $152 at September 30, 2010 and $505 at December 31, 2009.

Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2010	$152

Total Principal Payments	$152

On November 5, 2010, subsequent to the end of the third quarter, the equipment term loan was modified, increasing the loan by $1.0 million, under the same payment and other terms as with its previous modification. The purpose of the latest modification was to refinance the Company’s most recent capital expenditures initially financed through its bank credit facility and improve its availability under its bank credit facility for working capital purposes.

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic consolidated financial statements to the bank, compliance with Securities and Exchange Commission (the “SEC” or “Commission”) reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management is not aware of any events of noncompliance with these annual covenants at September 30, 2010 and December 31, 2009.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $1,241 of outstanding draws under the facility as of September 30, 2010 and no draws as of December 31, 2009.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $858 at September 30, 2010, and $1,750 at December 31, 2009. On June 25, 2010, the Company and each of the holders of certain Subordinated Promissory Notes dated February 11, 2005 (the “Subordinated Notes”) entered into an Extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

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

The Subordinated Notes were issued on February 11, 2005 as a part of our reverse merger and recapitalization. The Subordinated Notes are unsecured and are subordinated to the Company’s senior debt, including its revolving credit and term debt with its bank lender. The original principal of all of the Subordinated Notes aggregated $3,750. At June 25, 2010, immediately prior to the Extension, principal on the Subordinated Notes totaled $1,750 and accrued interest totaled $62. The Company has paid interest at the default rate of 15% per annum since the original maturity date of May 9, 2006, when the Company, with the support of its management, board of directors and the Bank elected to defer the payment and pay the default interest rate to use the funds to support working capital needs and investments in acquisitions. The Subordinated Notes were extended several times, the latest being June 25, 2010, as described above, when the maturity date was extended to January 1, 2018. The history of the Subordinated Notes has been previously disclosed in the Company’s Form 8-K dated September 3, 2009, as well as in its prior Forms 10-Q and Forms 10-K.

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

The restructuring of the Subordinated Notes permits the Company to repay the remaining principal over the approximate seven-year period following the restructure. Although the Company may choose to repay the Subordinated Notes earlier, particularly as a result of superior financial performance, the arrangement removes a default and gives the Company flexibility in managing its future liquidity and capital needs. Such future needs might include future acquisitions, and increased working capital relating to significant sales growth as a result of a turnaround in the general economy or increased Federal funding of technology expenditures for education.

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

Scheduled principal payments under the Company’s notes payable for the years ended are presented below:

2010	$—
2011	75
2012	87
2013	101
2014 and thereafter	595

Total Principal Payments	$858

Off Balance Sheet Instruments

As of September 30, 2010, for the periods reported, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 7.

Related Party Transactions

During the first nine months of 2010 the Company made principal and interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, who owns all of the Company’s preferred shares. These payments were made on the subordinated notes payable which were associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of September 30, 2010. In 2010, principal and interest payments to the five original shareholders of CSI – South Carolina totaled $528 and principal and interest payments to Barron also totaled $528.

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

Activity related to the common stock purchase warrants for the three and nine month periods ended September 30, 2010 and outstanding balances are as follows:

Common Stock Purchase Warrants

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Exercise Price	$1.3972	$0.70	$2.0958	$0.85	$0.70	$1.00	$1.20
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010	6/1/2011	6/1/2011	6/1/2011
Warrant related activity for the three months ended September 30, 2010

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at June 30, 2010	—	—	—	—	100	100	100
Issued – three months ended September 30, 2010	—	—	—	—	—	—	—
Exercised – three months ended September 30, 2010	—	—	—	—	—	—	—
Expired – three months ended September 30, 2010	—	—	—	—	—	—	—

Outstanding at September 30, 2010	—	—	—	—	100	100	100

Warrant related activity for the nine months ended September 30, 2010

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2009	2,000	555	2,000	1,609	100	100	100
Issued – nine months ended September 30, 2010	—	—	—	—	—	—	—
Exercised – nine months ended September 30, 2010	—	—	—	—	—	—	—
Expired – nine months ended September 30, 2010	(2,000)	(555)	(2,000)	(1,609)	—	—	—

Outstanding at September 30, 2010	—	—	—	—	100	100	100

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

NOTE 6 – INCOME TAXES

The effective tax rates for the three months ended September 30, 2010 and 2009 were approximately 43.3% and 41.6%, respectively.

The effective tax rates for the nine months ended September 30, 2010 and 2009 were approximately 46.2% and 54.8%, respectively.

The income tax provision for the interim periods presented is computed to arrive at the estimate of the effective rate expected to be applicable in each respective full year using the statutory rate. Income tax expense recorded in the consolidated financial statements differs from the federal statutory income tax rate due to a variety of factors, including state income taxes, non-deductible meals and entertainment expenses, and other miscellaneous permanent differences.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At September 30, 2010, future minimum lease payments under non-cancelable leases were:

2010	$273
2011	798
2012	102

Total	$1,173

Rent expense for the three months ended September 30, 2010 and 2009 was $253 and $257, respectively. Rent expense for the nine months ended September 30, 2010 and 2009 was $770 and $778, respectively.

The Company entered into an operating lease on November 30, 2005 related to the lease of its office facility. The term of this lease is five years, beginning on April 1, 2006 and ending on March 31, 2011. The original commitment under this lease totaled $701, due on the first of each month in escalating monthly payments. The commitments under this lease are included in the future payments in the table above. If at any time the Company terminates the lease, the lessor may recover from the Company all damages approximately resulting from the termination, including the cost of recovering the premises and the worth of the balance of the lease over the reasonable rental value of the premises for the remainder of the lease term, which shall be due immediately. The Company does not anticipate terminating the lease at any time prior to its expiration. Further, the Company anticipates exercising its option to extend the lease for five additional years beyond March 31, 2011 prior to its expiration.

On April 1, 2008 the Company entered into a one year lease with Edge Developments, LLC for 18,000 square feet of warehouse space located at 903B East Main Street, Easley, SC. The terms of this lease required monthly payments of $4, which are included in the schedule above, and expired on March 31, 2010. On March 23, 2010, the Company entered into a one year lease with Edge Developments, LLC for 30,000 square feet of warehouse space at 903A East Main Street, Easley, SC. The terms of this lease require monthly payments of $5, which are included in the schedule above, and are scheduled to expire on March 31, 2011.

On April 1, 2008, in connection with the acquisition of ICS Systems, Inc. (“ICS”), the Company entered into a lease with Byers Properties, LLC for the lease by the Company of the former facilities of ICS. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease begins April 1, 2008 and runs for a period of three years through March 2011. The lease calls for annual rent of $80, payable monthly. The leased property consists of a single-story brick building located on 2.57 acres in Triangle Industrial Park at 8518 Triad Drive, Colfax, North Carolina. The building comprises 7,207 square feet, with approximately 300 square feet being warehouse space. The future minimum lease payments under this lease are included in the schedule above.

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. The future minimum lease payment for leases executed under the program as of September 30, 2010 is included in the schedule above.

Executive Officer Employment Agreements

The Company entered into new, separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009, with terms similar to their prior agreements. The term of all the employment agreements is three years, expiring on February 28, 2012. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at September 30, 2010, excluding bonuses, is approximately $1,228.

NOTE 8 – SEGMENT INFORMATION

CSI is organized into the two reportable segments: Software Applications and Technology Solutions. Below is a description of the types of products and services from which each reportable segment derives its revenues.

Software Applications Segment

Through our Software Applications Segment, we report the results of the development, sales, and deployment and provision of ongoing support of our software applications, fund accounting based financial management software, standards based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, cloud-based communication and collaboration solutions, based on Microsoft’s Live@edu hosted exchange and SharePoint environments and Microsoft SharePoint deployments, and hosted VoIP communications solutions. These solutions consist of, in many cases, primarily proprietary software, but also can encompass integrated third-party software code. Through this segment we also report the results of operations related to other complimentary third-party applications and services we resell.

Technology Solutions Segment

Through our Technology Solutions Segment, we report the results of the technology solutions products and services through the sales and distribution of computers, network infrastructure, interactive classroom technology, VoIP telecommunications and other hardware based solutions and accessories (hardware and hardware operating centric solutions) and the wide range of technology consulting services, including network and systems integration and computer support and maintenance services, that we provide.

Factors management used to identify our segments:

CSI’s reportable segments are analyzed separately because of the differences in margin routinely generated by the major products within each group, and the differences in which sales and investment decisions may be made to evaluate existing or potential new products. Through its Software Applications Segment, the Company develops, sells, deploys and provides ongoing support of its software applications, and hosted communications solutions, which generally have higher margins than its more hardware and hardware operating centric solutions reported in its Technology Solutions Segment. Through its Technology Solutions Segment, the Company provides technology solutions through the sale and distribution of computers, network infrastructure, interactive classroom technology, VoIP telecommunications and other hardware based solutions and accessories and offers a wide range of technology consulting services, including network and systems integration and computer support and maintenance services, which generally provide lower margins than the primarily software centric solutions offered through its Software Applications Segment.

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

The following tables summarize information about segment income for the three and nine month periods ended September 30, 2010 and 2009, and assets allocated to segments as of September 30, 2010 and 2009.

	Software Applications	Technology Solutions	Total Company
Three months ended September 30, 2010:
Net sales and service revenue	$3,595	$10,871	$14,466
Gross profit	1,254	1,762	3,016
Segment income	101	709	(*	)
Segment assets	10,733	7,661	18,394

Three months ended September 30, 2009:
Net sales and service revenue	$3,936	$13,869	$17,805
Gross profit	1,757	2,028	3,785
Segment income	497	1,009	(*	)
Segment assets	11,169	10,971	22,140

*	See reconciliation below

	Software Applications	Technology Solutions	Total Company
Nine months ended September 30, 2010:
Net sales and service revenue	$11,170	$30,121	$41,291
Gross profit	4,178	4,219	8,397
Segment income	542	1,053	(*	)
Segment assets	10,733	7,661	18,394

Nine months ended September 30, 2009:
Net sales and service revenue	$11,073	$29,382	$40,455
Gross profit	4,338	4,480	8,818
Segment income	259	1,217	(*	)
Segment assets	11,169	10,971	22,140

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	September 30, 2010	September 30, 2009
Segment income:
Software Applications Segment	$101	$497
Technology Solutions Segment	709	1,009

TOTAL SEGMENT INCOME	810	1,506

Less: merger-related and compliance costs
Stock compensation – non-cash	(8)	(29)
Acquisition costs	—	—
Professional and legal compliance costs	(66)	(133)

OPERATING INCOME Per Consolidated Statements of Operations	$736	$1,344

	Nine Months Ended
	September 30, 2010	September 30, 2009
Segment income:
Software Applications Segment	$542	$259
Technology Solutions Segment	1,053	1,217

TOTAL SEGMENT INCOME	1,595	1,476

Less: merger-related and compliance costs
Stock compensation – non-cash	(49)	(137)
Acquisition costs	—	(2)
Professional and legal compliance costs	(385)	(378)

OPERATING INCOME Per Consolidated Statements of Operations	$1,161	$959

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

Products and Services

We develop software applications and provide hardware-based technology solutions, focused primarily on the needs of organizations that employ fund accounting. Fund accounting is used by those entities that track expenditures and investments by “fund,” or by source and purpose of the funding (e.g., funds provided by government or grant sources), and is utilized primarily by public sector and not-for-profit entities. Our client base consists principally of K-12 (kindergarten through grade 12) public education and local government organizations including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients. We have a significant number of non-education focused clients which represent our fastest growing sector based on increases in the number of new clients being added. However, our education focused customers typically generate more than 80% of our revenues in a given year.

Organization

Our business efforts are focused on two key operating segments. The first is internally developed software applications and sales of that software both on premise and off site or Company-hosted solutions. The segment also includes resales of services developed with the use of third-party, primarily software-driven, solutions, and related service and support of those solutions (our “Software Applications Segment”). Our other segment is primarily composed of hardware centric technology solutions and related services and support (our “Technology Solutions Segment”).

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

Cloud-based communication and collaboration solutions

In August 2009 we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views. This product has been implemented at a few sites as a full release subject to beta testing and functional improvements. It is anticipated this solution, which is E-Rate fundable, will be more widely distributed in the late summer and fall of 2010, and more significantly following the 2010-2011 E-Rate season. (E-Rate is a program which provides government matching funds, up to 90%, for schools located in more economically challenged, such as rural, areas).

In September 2010, we added hosted virtual Private Branch (or entity level) Exchange (PBX) systems services for Voice calls over Internet Protocol (“VoIP”) or “Hosted VoIP” to our CSI@K12 communication and collaboration solutions suite. Our Hosted VoIP is a solution whereby voice calls are communicated from internet protocol based phones and other end user devices across the internet to telecommunications infrastructure equipment at an off premise hosting location where they are linked to the switched (traditional) telecommunications networks (“Hosted VoIP”). The Internet or “World Wide Web” is also referred to as the “Cloud,” generally in the context of the medium through which off premise hosted hardware and software are accessed. Hosted (i.e. off customer premise) infrastructure used by customers by connecting to the hosted infrastructure through the Cloud (such as with our Hosted VoIP solution) is also referred to as a “Cloud Solution” and sometimes also referred to in the abbreviated form as the “Cloud.” Cloud solutions, including our Hosted VoIP solution allow customers to purchase telecommunications switching and other hardware and/or software based solutions as a service rather than having to commit to the capital investment required for the purchase of on premise hardware or software, and allow customers to share, at some level, the cost of infrastructure with other customers who also subscribe to the same hosted or Cloud solutions. The addition of voice communications to our CSI@K12 product is a natural extension of our branded communication and collaboration solutions offering, and provides the potential of tighter integration and improved security and management over these services through continued product and systems integration development.

Margins

As in other competitive software businesses, the sales and support of software products and software based solutions developed for resale, coupled with few related hardware sales, support higher margins in the Software Applications Segment (also referenced as “software and related services”). The sales of the Technology Solutions Segment (also referenced as “hardware sales and related services”) are typically at lower margins, due to the amount of hardware, a traditionally low margin product, included in those sales. See “ – Technology Solutions Segment – Margins” below for a detailed margins comparison of our Software Applications Segment to our Technology Solutions Segment.

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

Margins

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology Solutions Segment when compared to the Software Applications Segment. Gross margins for the Software Applications Segment were 34.9% and 37.4% for the three and nine month periods ended September 30, 2010, respectively, while margins for our Technology Solutions Segment were 16.2% and 14.0%, respectively, for the same periods. Gross margins for the Software Applications Segment were 44.6% and 39.2% for the three and nine month periods ended September 30, 2009, respectively, while margins for the Technology Solutions Segment were 14.6% and 15.2%, respectively, for the same periods.

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

Seasonality

The Company’s operations are seasonal, being driven by its primary client base, K-12 schools being closed or having significantly reduced operations during the summer months. At such time infrastructure and systems changes are less disruptive to their operations and so during such times they prefer to have a larger number of projects completed. As a result, and with the Company’s fiscal quarter corresponding to the calendar year, the results for the Company’s first and fourth quarters of each fiscal year when schools are in session are typically lower than the results for its second and third quarters, which contain the summer months when schools are closed or have significantly reduced operations.

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

B. Recent Developments

Extension of Subordinated Notes and Removal of Default

As part of our reverse merger and recapitalization in 2005, we issued Subordinated Notes, originally due in May 2006. At that time, with the support of our management, board of directors and Bank, we did not pay the notes, electing instead to pay the penalty of a higher, default interest rate of 15% to use the funds to support working capital needs and investment in acquisitions. Periodically we negotiated extensions with waivers and removal of the default condition, subject to partial payments, and while continuing to pay the default interest rate. Most recently, we entered into an extension of the Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). In connection therewith, we paid approximately half of the then outstanding balance of $1,750 and accrued interest.

The restructuring of the Subordinated Notes permits the Company to repay the remaining $875 in principal over an approximate seven-year period with an annual review to consider an earlier payoff. Although the Company may choose to repay the Subordinated Notes earlier, particularly as a result of superior financial performance, the arrangement removes a default and gives the Company flexibility in managing its future liquidity and capital needs. Such future needs might include future acquisitions, and increased working capital relating to significant sales growth as a result of a turnaround in the general economy or increased Federal funding of technology expenditures for education. The Subordinated Notes and related events are described in more detail in Note 4 to our unaudited financial statements and “- G. Liquidity and Capital Resources” below.

New Product and Solutions Development

In August 2009 we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. This is an effort driven within our Version3 division, acquired in the fall of 2008. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class site and social media tools, delivered in a browser and native Microsoft Outlook access and views. This product has been implemented at a few sites as a full release subject to beta testing and functional improvements. It is anticipated this solution will be more widely distributed in late 2010, and more significantly following the 2010-2011 E-Rate season. (E-Rate is a program which provides government matching funds, up to 90%, for schools located in more economically challenged, such as rural, areas). We estimate we will commit more than $1 million to develop this offering, including both research and development and capitalized development costs, as well as capital expenditures to develop and host certain functions related to this solution. We anticipate we will have profitability related to the product in a two to three year period and will recover this investment with double digit internal rates of return within a three to five year period. In the first nine months of 2010 we spent approximately $0.6 million,] including capitalized development costs and hosting equipment.

In September 2010, we added hosted virtual Private Branch (or entity level) Exchange (PBX) systems services for Voice calls over Internet Protocol (“VoIP”) or “Hosted VoIP” to our CSI@K12 communication and collaboration solutions suite. Our Hosted VoIP is a solution whereby voice calls are communicated from internet protocol based phones and other end user devices across the internet to telecommunications infrastructure equipment at an off premise hosting location where they are linked to the switched (traditional) telecommunications networks (“Hosted VoIP”). The Internet or “World Wide Web” is also referred to as the “Cloud,” generally when in the context of the medium through which off premise hosted hardware and software are accessed. Hosted (i.e., off customer premise) infrastructure used by customers by connecting to the hosted infrastructure through the Cloud (such as with our Hosted VoIP solution) is also referred to as a “Cloud Solution” and sometimes also referred to in the abbreviated form as the “Cloud.” Cloud solutions, including our Hosted VoIP solution, allow customers to purchase telecommunications switching and other hardware and/or software based solutions as a service rather than having to commit to the capital investment required for the purchase of on premise hardware or software, and allow customers to share, at some level, the cost of infrastructure with other customers who also subscribe to the same hosted or Cloud solutions. The addition of voice communications to our CSI@K12 product is a natural extension of our branded communication and collaboration solutions offering, and provides the potential of tighter integration and improved security and management over these services through continued product and systems integration development. Like the email portion of our CSI@K12 offering, the hosted VoIP portion is also E-Rate fundable. We expect our margins on this portion of our solution to more closely resemble those of our other product offerings in our Software Applications Segment than that of our Technology Solutions Segment.

With the addition of Hosted VoIP, our CSI@K12 solution combines our proprietary technology, using our internally developed communications and collaboration tools, with those of third parties to provide a product suite which offers solutions for both voice and data management. The solution set, coupled with our support and services, reduces the management overhead of these services to our customers while providing improved security and compliance for our customer base. The CSI@K12 solutions suite will continue to be enhanced through future additional development and product integration. In the first nine months of 2010 we spent approximately $0.2 million on the Hosted VoIP portion of our CSI@K12 offering, including capitalized purchased software and hosting equipment.

The CSI@K12 solution is not currently a significant revenue generator. However, as the hosted email and VoIP portions of the solution are eligible for the first priority (“priority one”) level of funding under E-Rate—the federal program providing funding for telecommunications, internet access and internal connections for schools. The percentage of a project funded by contributions from E-Rate is based on the percentage of students participating in a subsidized lunch program, due to their being in lower income households. Schools and districts that have a high free and reduced lunch rate count receive a higher percentage of contributions from E-Rate funds to help fund their qualifying projects than do those with a lower count. We believe eligibility for priority one funding coupled with the need for the functionality the product delivers will create revenue growth opportunities in future years. Prior to offering the CSI@K12 solution, CSI’s solutions which were E-Rate eligible were only eligible at priority level two. Priority one projects are considered more important and are funded prior to considering priority level two projects. Thereafter, priority two projects are funded until E-Rate funds have run out, leaving many more potential two projects unfunded, than for priority one. For a more detailed discussion of the E-Rate program, refer to the Federal E-Rate Program under our Government Regulation risk factor disclosed in our previously filed annual report on Form 10-K.

Increased Commercial Account Focus

Traditionally, only a very small portion of our business has been to commercial (non-public) enterprises. While many of our solutions are also applicable to the commercial market space, without staff with significant expertise in that market, we have made little effort to penetrate commercial accounts. Recently, we have hired sales and operations talent with significant experience in the commercial sector, and we are looking to allocate a small portion of our efforts to methodically seek commercial opportunities. Currently, commercial business is not significant to our overall revenues. However, we do expect the amount of revenues from these accounts to grow over time. The public sector is traditionally slower to enter a recession but also slower to exit. As a result, we believe, in future periods, adding more commercial business to our account base may accelerate improved performance following challenging economic times as the business climate improves.

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

As a result of the impact of the recession on our customers, beginning in 2009 we saw a moderate increase in the amount of projects postponed or changed as a result of customer budget cuts. A potential indicator of ongoing business health — the value of quoting activity and incoming service orders received — has held steady and at times exceeded modestly that of the recent past. However, we have seen additional scrutiny in the purchase process increase the timeframe significantly from quoting to receiving purchase orders for new projects and software orders. Due to our acquisition activity, we now have a greater geographic region and larger number of potential customers to sell into than at any point in our past history. Also, we have a greater breadth of product offerings, which we believe, coupled with our expanded geographic reach, provides the potential to double our EBIDTA over the next five years. (EBITDA is a non-GAAP measure. Please see our disclosure regarding EBITDA and reconciliation to the nearest GAAP measure under “G. Liquidity and Capital Resources – Non-GAAP

Financial Measures: EBITDA and Adjusted EBITDA”). However, in light of the current economic climate, and given that our governmental client base generally lags the private sector both in feeling the impact of an economic downturn and benefit from a recovery due to the delay in tax collection cycles, we see significant uncertainty in the short term, and through 2011. Our financial results, including revenues and profitability, will hinge significantly on the mix between the actual impact from decreased customer budgets and our ability to acquire new accounts and increase penetration in existing accounts and with new products. We cannot predict what impact this change in mix, if any, will have on our financial results.

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“Recovery Act”). The Recovery Act was an attempt to jumpstart an economic recovery. Among other spending initiatives, it included spending for expanding educational opportunities (“Stimulus”). Millions of dollars have been made available to the education market space, including more than $846 million in Stabilization funds, Title I and IDEA (Individuals with Disabilities Education Act), E2T2 (Enhancing Education Through Technology), etc. for South Carolina alone. (South Carolina is the state where CSI was founded and which continues to be our largest source of revenue. South Carolina amounts are per tables by state available at the US Department of Education’s www.ed.gov website and are for use over the next two school years.)

We expected the initiatives and incentives contained in the Recovery Act which relate to the education and local government market space would have a direct, positive impact on our financial results. However, based on what we have seen thus far, it appears the Recovery Act is more likely defraying the negative impact of budget shortfalls in our customer markets and has assisted us in maintaining better results on our revenue line than we might have experienced otherwise, rather than driving significant new business. Due to the uncertainties as to how the funds are being distributed and for what areas they are being used; where, and how much might remain available; what eligible projects we might be able to propose and win; and whether suppliers are capable of meeting the potential increase in demand, we cannot predict what impact, if any, the Recovery Act has had or will continue to have on our financial results. Once all Stimulus funding is used or expires, our clients may experience additional budgetary pressure until they participate in any economic recovery, which has typically been on a delayed basis compared to the private sector.

Due to the uncertainty created by the current economic environment, we took precautionary measures in the first quarter of 2009 to control costs, including reducing our labor force by approximately 10% to more closely align with adjusted revenue expectations in light of the economic climate coupled with potential continued delays in Stimulus spending. These reductions reduced our expenses by about $300 per quarter on a (pre-tax) go forward basis. However, we have made additional investment in new technologies and sales focus which has offset much of these savings. We believe these investments are prudent in light of the returns we anticipate particularly in connection with an economic recovery. However, due to the unknown impact of the potential drop in Stimulus in 2011, and lack of specifically identifiable positive impact from the spending thus far on our business, we remain cautious looking forward, particularly in the short-term.

We continue to monitor our staffing needs and employee headcount closely. In part, because we reduced our labor force late in the second quarter of 2009, our results for the first and second quarters of 2010 were significantly improved over the prior year. We do not anticipate, due to the reduction in force occurring in the second quarter of 2009, that the force reduction will contribute to improved results in the fourth quarter of 2010 versus 2009. We expect our results for the full year of 2010 to be profitable, but they may be below those of 2009. They could, perhaps, be better as we started the first two quarters with performance ahead of the prior year. However, because: 1) we currently have no plans for further reduction in labor force, primarily as a result of the continued investment we are making in connection with CSI@K12 (and most recently adding a Hosted VoIP offering), and with organic expansion of our technology solutions in our expanded market place following our acquisitions (primarily Alabama); 2) we have experienced a slowdown in the time from quoting to receiving orders, and 3) we are uncertain what, if any, stabilization of budgets has occurred as a result of Stimulus funding, or what change in budget conditions may exist following the full use or expiration of Stimulus funding; we anticipate our fourth quarter results could be lower than those of the prior year, and are providing no guidance for 2011 at this time.

Through the last half of 2009 and the first half of 2009 we saw only a limited number of deals for which the funding could be readily tied to Stimulus sources. As a result, we continue to plan and budget without regard to any potential benefit from the Stimulus. We may take further actions later in 2010 or in early 2011 to reduce costs depending on our continued monitoring of our financial results. These could include employee furloughs, deferral of replacements for personnel attrition, or if not otherwise avoidable, reducing headcount beyond attrition. While we plan to take such actions based on our monitoring of our ongoing results, we cannot predict those results or the timing, number or dollar impact of cost reduction efforts we may take or the impact such efforts may have on our financial results. Additionally, if our performance is not impacted significantly by the economy and/or the potential benefits of the Recovery Act are significantly positive to our financial results, we may reinstate raises and increase our 401(k) contributions to prior levels. We may also consider reinstating and funding in future periods, those increases and contributions which were frozen, reduced or otherwise not paid in prior periods.

General Guidance (Forward-Looking Information)

The impact of the current economic conditions on our customers’ budgets have, we believe, resulted in an extension of our sales closing cycles. The unknowns related to the timing, issuance of and restrictions which may be placed on Stimulus funds, and uncertainty as to the amount each eligible customer may receive, have pushed out the decision making processes with regard to the funding of technology solutions and services. Due to the lack of knowledge as to what funds will be available for what projects and when our customers’ ability to make determinations as to the allocation of their funds to projects, investing in opportunities for technology improvement and purchase decisions may be clouded in the short-term. Additionally, it is unclear what impact the full utilization and expiration of Stimulus funds will have on customer budgets in the next one to two years. As a result of cost reduction efforts we made in the first and second quarters of 2009, we previously disclosed prior to the end of our and second quarters of 2010 our expectations that our bottom line performance for the first and second quarters of 2010 would be better than the same quarters of the prior year, and we did see improvement. However, due to the slowing in customer order patterns, and with no such labor force reduction made following the second quarter of 2009 as made previously, and with a better performance in the first half of the year 2010 compared to the first half of 2009, we remain cautious as to our performance for the entire 2010 year. We expect to report a profitable year, but are unsure it will exceed that of 2009. Due to the factors noted previously, including our continued investment in new product offerings in the midst of a challenging economic environment, we are even less certain that fourth quarter performance will exceed that of the prior year. Many observers have reflected in the U.S. press that the economy has entered a recovery. However, our market space, the local government and education space, collects tax revenues based on results in the private sector. Accordingly, our market space is generally slower in both entering and exiting a recessionary period. As a result, and as discussed previously under “– The Current Economic Crisis, Our Response, and the American Recovery and Reinvestment Act of 2009 and Guidance” above, we are unable to provide any specific guidance for 2010, nor are we providing any guidance for 2011, when Stimulus is currently slated to expire, as we await the settlement of uncertainties surrounding the timing of any impact from an economic recovery on our market space or from any Stimulus funding. While the short-term outlook is unclear, we do continue to watch our costs in relation to revenue and other business indicators. We also continue to make investments in research and new product development and improved partner relationships which we believe improve our prospects for growth in the longer-term.

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

D. Critical Accounting Policies and Estimates

Basis of Presentation

In addition to using our legal name, Computer Software Innovations, Inc., we market our solutions under the trademarked brand of CSI Technology Outfitters. This name is used as we seek to “Outfit” organizations with any of their Technology needs (hardware or software). While our consolidated financial statements also include another legal entity, CSI Technology Resources, Inc., a wholly-owned subsidiary, this entity has had no operations since 2001. We use the accrual basis of accounting.

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2010 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 4 to our unaudited financial statements as of and for the three and nine months ended September 30, 2010 and under “—G. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

E. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The amended guidance is effective for activity and period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The Company is currently evaluating the amended guidance and expects that it may impact its disclosures in future periods, but otherwise will not have a significant effect on its consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-17, concerning the milestone method of revenue recognition. The ASU codified the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate it will have a material impact on our results of operations or financial condition.

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

F. Financial Performance

Overview

Our revenues decreased $3.3 million or 19% to $14.5 million for the third quarter of 2010 compared to the same period of the prior year. The revenue decrease was due to a $3.0 million decrease in technology revenues, combined with a $0.3 million decrease in software revenues. The 22% decrease in technology revenues was due to a decrease in interactive classroom hardware sales and related services and commissions. The 9% decrease in software revenues was due to a decrease in new software sales and services. Revenues for the nine months ended September 30, 2010 increased $0.8 million or 2% compared with the same period of the prior year. The 3% increase in technology revenues was due to an increase in primarily personal computer and infrastructure equipment sales and engineering services and support partially offset by a decline in interactive classroom services and commissions. The 1% increase in software revenues was due to an increase in software support revenues.

Gross profit for the third quarter of 2010 decreased $0.8 million, or 20%, to $3.0 million compared to the same period of the prior year. The decrease was due to a $0.5 million decrease in gross profit from the software segment and a $0.3 million decrease in gross profit from the technology segment. The decrease in software segment gross profit was driven by the decrease in revenues combined with increased costs due to the development of the CSI@K12 solution. The decrease in technology gross profit was due to decreased interactive classroom services and commissions. The overall gross margin decreased from 21.3% to 20.8% due to decreased margins in the software segment. The Software Application Segment reported 34.9% margin in the third quarter of 2010 versus 44.6% for the same period in 2009 due to decreased new software and services sales with slightly increased costs primarily due to development of the CSI@K12 solution. The Technology Solutions Segment reported 16.2% margin in the third quarter of 2010 versus 14.6% for the same period in 2009 due to improved product mix with increased infrastructure and third party support agreement sales, which carry a higher margin, and reduced interactive classroom product sales which carry a lower margin.

Gross profit for the nine months ended September 30, 2010 decreased $0.4 million, or 5%, to $8.4 million compared to the same period of the prior year. The decrease was due to a $0.1 million decrease in gross profit from the software segment while the technology segment gross profit decreased $0.3 million. The decrease in software segment gross profit was due to increased cost of sales, particularly with the development of the CSI@K12 solution, coupled with a disproportionate increase in revenues. The decrease in technology gross profit was due to decreased interactive classroom services performance and commissions. The overall gross margin for the nine months ended September 30, 2010 decreased from 21.8% to 20.3% due to decreased margin in both the software and technology segments. The Software Application Segment reported 37.4% margin for the nine months ended September 30, 2010 versus 39.2% for the same period in 2009 due to increased cost of sales primarily due to the development of the CSI@K12 solution, with revenues not increasing at the same rate. The Technology Solutions Segment reported 14.0% margin for the nine months ended September 30, 2010 versus 15.2% for the same period in 2009 due to unfavorable changes in product mix toward resold personal computer hardware and away from commissioned personal computer hardware sales (revenue for business referrals, which has no direct cost component) and due to less interactive classroom services revenues while costs remained relatively flat, with continued investment reaching into new territory (primarily Alabama) following geographic expansion of customer relationships through software acquisitions.

Operating income for the third quarter of 2010 decreased $0.6 million, or 45%, to $0.7 million compared to the same period of the prior year. The decrease in operating income came from the decrease in gross profit, partially offset by a decrease in operating expenses. Operating income for the nine months ended September 30, 2010 increased $0.2 million, or 21%, compared to the same period of the prior year. The improvement in operating income came from the decrease in operating expenses primarily due to a reduction in workforce in May of 2009 and from less stock based compensation, partially offset by a decrease in gross profit. In the prior year, we had initial stock-based compensation with the engagement of a new investor relations firm with a reduced commitment ongoing.

Net income for the third quarter of 2010 decreased $0.3 million, or 47%, to $0.4 million compared to the same period of the prior year. The decrease was due to the decrease in operating income, partially offset by reduced interest expense and a decrease in income tax expense. Net income for the nine months ended September 30, 2010 improved $0.2 million, or 75%, to net income of $0.5 million compared to $0.3 million for the same period of the prior year. The improvement was driven by the improvement in operating income coupled with reduced interest expense, partially offset by an increase in income tax expense.

Consolidated Results of Operations for the Three Months Ended September 30, 2010 and 2009

	Three Months Ended
	September 30, 2010	September 30, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$14,466	$17,805	$(3,339)
GROSS PROFIT	3,016	3,785	(769)
OPERATING INCOME	736	1,344	(608)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(3,339)
Cost of sales excluding depreciation, amortization, and capitalization			2,405
Depreciation and amortization			(10)
Capitalization of software costs			175

			(769)
Operating Expenses:
Research and development costs			40
Selling costs			10
Marketing costs			(41)
Professional and legal compliance costs			67
Stock based compensation			21
Depreciation and amortization			26
Other general and administrative expenses			38

			$(608)

Revenues

Total revenues in the third quarter of 2010 decreased $3.3 million or 19% in comparison with the third quarter of 2009 to $14.5 million. Of this decrease, technology segment revenues decreased $3.0 million while software segment revenues decreased $0.3 million. The 22% decrease in technology revenues was due to a decrease in interactive classroom hardware sales and related services and commissions. The 9% decrease in software revenues was due to a decrease in new software sales and services.

Gross Profit

Gross profit for the third quarter of 2010 decreased $0.8 million or 20% in comparison with the third quarter of 2009, to $3.0 million. Of this decrease, $0.5 million was due to a decrease in software segment gross profit, while technology had a $0.3 million decrease. The decrease in software segment was driven by the decrease in revenues. The decrease in technology gross profit was due to decreased interactive classroom services and commissions. The overall gross margin decreased from 21.3% to 20.8% due to decreased margins in the software segment. The Software Application Segment reported 34.9% margin in the third quarter of 2010 versus 44.6% for the same period in 2009 due to decreased new software and services sales with increased costs primarily due to development of the CSI@K12 solution. The Technology Solutions Segment reported 16.2% margin in the third quarter of 2010 versus 14.6% for the same period in 2009 due to improved product mix with increased infrastructure and third party support agreement sales, which carry a higher margin, and reduced interactive classroom product sales which carry a lower margin.

Operating Expenses

Operating expenses for the third quarter decreased $0.2 million compared to the third quarter of 2009, to $2.3 million. The above table analyzes the major items that account for this decrease. The decrease was primarily a result of reduced professional and legal compliance costs due to reduced investor relations costs, registration costs, and external Sarbanes-Oxley compliance costs. Also contributing to the decrease were reduced research and development costs as more program costs are being capitalized due to being in later stages of the CSI@K12 project where technological feasibility of most related program areas is known. Also contributing to the decline was reduced stock based compensation, as there was not an issuance of stock to an investor relations firm as there was in the third quarter of 2009. The $0.8 million decrease in gross profit, partially offset by the improvement in operating expenses of $0.2 million resulted in a decrease in operating income of $0.6 million, or 45% compared to the prior year, to $0.7 million.

Segment Information

CSI is organized into the two segments: Software Applications and Technology Solutions.

Software Applications Segment

Through our Software Applications Segment, we develop, sell, deploy and provide ongoing support of primarily proprietary software applications and including integrated third-party functionality in our hosted solutions.

	Three Months Ended
	September 30, 2010	September 30, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,595	$3,936	$(341)
GROSS PROFIT	1,254	1,757	(503)
OPERATING INCOME	101	497	(396)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(341)
Cost of sales excluding depreciation, amortization, and capitalization			(329)
Depreciation and amortization			(8)
Capitalization of software costs			175

			(503)
Operating Expenses:
Research and development costs			40
Selling costs			13
Marketing costs			(8)
Depreciation and amortization			26
Other general and administrative expenses			36

			$(396)

Software revenues decreased by $0.3 million, or 9%, in comparison with the third quarter of 2009. The decrease in software revenues was due primarily to decreases in fund accounting new software sales and services and Version3 new software sales and services partially offset by an increase in support revenues.

Software cost of sales increased by 7% in comparison with the third quarter of 2009. The increase in cost of sales came primarily from increased costs for development of the CSI@K12 solution. However, this increase was partially offset by a larger amount of software costs being capitalized than in the prior year for the investment in the CSI@K12 solution. The gross margin for the third quarter of 2010 was 34.9% compared to 44.6% in the third quarter of 2009. The decrease in the margin was due to decreased sales while cost of sales increased primarily due to the development of the CSI@K12 solution.

Software operating expenses for the segment decreased $0.1 million, or 8% in comparison with the third quarter of 2009. The decrease was primarily due to reduced research and development costs with more costs being capitalized as the CSI@K12 project matures, and decreased depreciation and amortization and other general and administrative expenses. The segment experienced a decrease in segment operating income of $0.4 million, or 80% in comparison to the third quarter of 2009, driven by the decrease in gross profit, partially offset by the decrease in operating expenses.

Technology Solutions Segment

Through our Technology Solutions Segment, we provide technology solutions through the sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware–based solutions and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Three Months Ended
	September 30, 2010	September 30, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$10,871	$13,869	$(2,998)
GROSS PROFIT	1,762	2,028	(266)
OPERATING INCOME	709	1,009	(300)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			(2,998)
Cost of sales excluding depreciation, amortization, and capitalization			2,734
Depreciation and amortization			(2)

			(266)
Operating Expenses:
Selling costs			(3)
Marketing costs			(33)
Depreciation and amortization			—
Other general and administrative expenses			2

			$(300)

Technology revenues decreased $3.0 million, or 22% in comparison to the third quarter of 2009. The decrease in technology revenues was due primarily to a decrease in hardware sales, particularly interactive classroom product, interactive classroom installation/services, and commissions, partially offset by an increase in infrastructure product, cabling services, and third party support agreements.

Technology cost of sales decreased $2.7 million, or 23% in comparison to the third quarter of 2009. The decrease in technology cost of sales accompanied the decrease in technology revenues for the related products and services. Gross profit for the period decreased $0.3 million due to decreases in interactive classroom services, while costs were higher with smaller average orders for less efficient installs and decreased commission revenues. Segment gross margin for the period increased from 14.6% to 16.2% due to an improved product mix with increased infrastructure and third party support agreement sales, which carry a higher margin, and reduced interactive classroom product sales which carry a lower margin.

Technology operating expenses were relatively flat in comparison to the third quarter of 2009, with a slight increase in marketing costs. As a result of the decrease in gross profit, the segment experienced a decrease in segment operating income of $0.3 million, or 30% in comparison to the third quarter of 2009.

The following tables summarize information about segment income for the three months ended September 30, 2010 and 2009, and assets allocated to segments as of September 30, 2010 and 2009. Changes in segment assets came primarily from the following:

•

Technology Solutions Segment assets decreased primarily from a decrease in inventory. Inventory decreased due to reduced purchases to reduce inventory levels as sales of interactive classroom solutions decreased compared to the prior year. Changes in accounts receivable from decreased technology sales also contributed to the decline in segment assets.

•

Software Applications Segment assets decreased primarily from a decrease in accounts receivable, due to reduced sales, and other assets. Other assets decreased from a decrease in intangible assets due to amortization of these assets without any acquisition activity in 2010. This decrease was partially offset by increases in capitalized computer software due to the investment in CSI@K12.

	Software Applications	Technology Solutions	Total Company
Three months ended September 30, 2010:
Net sales and service revenue	$3,595	$10,871	$14,466
Gross profit	1,254	1,762	3,016
Segment income	101	709	(*)
Segment assets	10,733	7,661	18,394

Three months ended September 30, 2009:
Net sales and service revenue	$3,936	$13,869	$17,805
Gross profit	1,757	2,028	3,785
Segment income	497	1,009	(*)
Segment assets	11,169	10,971	22,140

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	September 30, 2010	September 30, 2009
Segment income:
Software Applications Segment	$101	$497
Technology Solutions Segment	709	1,009

TOTAL SEGMENT INCOME	810	1,506

Less: merger-related and compliance costs
Stock compensation – non-cash	(8)	(29)
Professional and legal compliance costs	(66)	(133)

OPERATING INCOME Per Consolidated Statements of Operations	$736	$1,344

Interest and Other Income and Expenses

Interest expense decreased in the third quarter of 2010 by 43%, compared to the third quarter of 2009. The decrease was primarily due to reduced average borrowings on the line of credit, equipment note and on the subordinated debt during the third quarter of 2010 compared to the same period in 2009.

Income Taxes

Income tax expense decreased by $0.2 million, or 43%, to $0.3 million in the third quarter of 2010 compared to the third quarter of 2009. The decrease was due primarily to the decrease in pre-tax profit when compared to the prior year.

The effective tax rates for the three months ended September 30, 2010 and 2009 were approximately 43.3% and 41.6%, respectively. The increase in the effective tax rate is primarily due to a larger amount of non-deductible items, such as the non-deductible portion of meals and entertainment, as a percent of pre-tax income in the current year’s third quarter, than in the third quarter of the prior year.

Net Income and Earnings per Share

Net income decreased in the third quarter of 2010 by $0.3 million, or 47%, to $0.4 million compared to the third quarter of 2009. The decrease was primarily due to the decrease in operating income, partially offset by decreased interest expense and income tax expense.

Basic earnings per share decreased from $0.11 in the third quarter of 2009 to $0.06 in the third quarter of 2010. The decrease was primarily due to the decrease in net income. Diluted earnings per share decreased from $0.05 in the third quarter of 2009 to earnings of $0.03 in the third quarter of 2010. The decrease was primarily due to the decrease in net income.

Consolidated Results of Operations for the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$41,291	$40,455	$836
GROSS PROFIT	8,397	8,818	(421)
OPERATING INCOME	1,161	959	202

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$836
Cost of sales excluding depreciation, amortization, and capitalization			(1,838)
Depreciation and amortization			13
Capitalization of software costs			568

			(421)
Operating Expenses:
Research and development costs			130
Selling costs			245
Marketing costs			(15)
Professional and legal compliance costs			(7)
Stock based compensation			88
Acquisition expenses			2
Depreciation and amortization			49
Other general and administrative expenses			131

			$202

Revenues

Total revenues in the first nine months of 2010 increased $0.8 million or 2% in comparison with the first nine months of 2009 to $41.3 million. Of this increase, software segment revenues increased $0.1 million and technology segment revenues increased $0.7 million. The 3% increase in technology revenues was due to an increase in primarily personal computer and infrastructure equipment sales and engineering services and support partially offset by a decline in interactive classroom services and commissions. The 1% increase in software revenues was due to an increase in software support revenues.

Gross Profit

Gross profit for the first nine months of 2010 decreased $0.4 million or 5% in comparison with the first nine months of 2009, to $8.4 million. Of this decrease, $0.1 million was due to a decrease in software segment gross profit, while technology decreased $0.3 million. The decrease in software segment gross profit can be attributed to increased cost of sales, particularly with the development of the CSI@K12 solution, with revenues not increasing as much. The decrease in technology gross profit was due to decreased interactive classroom services performance and commissions. The overall gross margin for the nine months ended September 30, 2010 decreased from 21.8% to 20.3% due to decreased margin in both the software and technology segments. The Software Application Segment reported 37.4% margin for the nine months ended September 30, 2010 versus 39.2% for the same period in 2009 due to the same reasons as the decrease in gross profit. The Technology Solutions Segment reported 14.0% margin for the nine months ended September 30, 2010 versus 15.2% for the same period in 2009 due to unfavorable changes in product mix toward resold hardware, primarily personal computers and away from commissioned personal computer sales (revenue for business referrals, which has no direct cost component). The decline also resulted from less interactive classroom services revenues while costs remained relatively flat with reduced efficiency from handling smaller average order sizes than in the prior year.

Operating Expenses

Operating expenses for the first nine months decreased $0.6 million compared to the first nine months of 2009, to $7.2 million. The above table analyzes the major items that account for this decrease. The decrease was primarily a result of the reduction in workforce from May 2009, impacting selling costs and other general and administrative costs, and due to reduced research and development costs as more product development costs are being capitalized due to being in later stages of the CSI@K12 project where technological feasibility of most related programming areas is known. Also, stock based compensation decreased from the prior year due to the issuance of warrants to an investor relations firm occurring in 2009, with no such issuance in the current year. The $0.6 million decrease in operating expenses, partially offset by the $0.4 million decrease in gross profit resulted in an improvement in operating income of $0.2 million or 21% to operating income of $1.2 million for the current year.

Segment Information

CSI is organized into the two segments: Software Applications and Technology Solutions.

Software Applications Segment

Through our Software Applications Segment, we develop, sell, deploy and provide ongoing support of primarily proprietary software applications and including integrated third-party functionality in our hosted solutions.

	Nine Months Ended
	September 30, 2010	September 30, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$11,170	$11,073	$97
GROSS PROFIT	4,178	4,338	(160)
OPERATING INCOME	542	259	283

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$97
Cost of sales excluding depreciation, amortization, and capitalization			(835)
Depreciation and amortization			10
Capitalization of software costs			568

			(160)
Operating Expenses:
Research and development costs			130
Selling costs			179
Marketing costs			—
Depreciation and amortization			48
Other general and administrative expenses			86

			$283

Software revenues increased by $0.1 million, or 1%, in comparison with the first nine months of 2009. The improvement in software revenues was due primarily to increases in new fund accounting and Version3 support revenues. These increases were partially offset by a decrease in new software sales and services.

Software cost of sales increased by $0.3 million, or 4%, in comparison with the first nine months of 2009. The increase in cost of sales came primarily from increased costs for development of the CSI@K12 solution. However, this increase was offset by the additional capitalization of software costs for the CSI@K12 solution, and a small decrease in depreciation and amortization. The gross margin for the first nine months of 2010 was 37.4% compared to 39.2% in the first nine months of 2009. The decrease in the margin was due to costs of sales increasing at a higher rate than revenues, primarily due to the increase in costs related to the development of CSI@K12.

Software operating expenses for the segment decreased $0.4 million, or 1% in comparison with the first nine months of 2009. The decrease was primarily due to reduced research and development costs with more costs being capitalized as the CSI@K12 project matures, decreased selling costs and other general and administrative expenses as a result of the reduction in workforce in May 2009, and a decrease in depreciation and amortization. The segment experienced an increase in segment operating income of $0.3 million, or 109% in comparison to the first nine months of 2009, driven by the reduction in operating expenses, partially offset by the decrease in gross profit.

Technology Solutions Segment

Through our Technology Solutions Segment, we provide technology solutions through the sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware–based solutions and offer a wide range of technology consulting services, including network and systems integration and computer support and maintenance services.

	Nine Months Ended
	September 30, 2010	September 30, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$30,121	$29,382	$739
GROSS PROFIT	4,219	4,480	(261)
OPERATING INCOME	1,053	1,217	(164)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$739
Cost of sales excluding depreciation, amortization, and capitalization			(1,003)
Depreciation and amortization			3

			(261)
Operating Expenses:
Selling costs			66
Marketing costs			(15)
Depreciation and amortization			1
Other general and administrative expenses			45

			$(164)

Technology revenues increased $0.7 million, or 3% in comparison to the first nine months of 2009. The increase in technology revenues was due primarily to an increase in personal computer sales, infrastructure and engineering services and support. These increases were partially offset by decreases in interactive classroom product and related services and technology reseller commissions.

Technology cost of sales increased $2.7 million, or 23% in comparison to the first nine months of 2009. The increase in technology cost of sales accompanied the increase in technology revenues for the related products and services, and also resulted from reduced efficiencies for interactive classroom solutions installations with smaller average order sizes than in the prior year. Gross profit for the period decreased $0.3 million due to the decreases in interactive classroom services performance and reduced commissions. Segment gross margin for the period decreased from 15.2% to 14.0% due to a shift in product mix with more large PC deals which carry a lower margin and less technology reseller commissions for business referrals to equipment vendors which carry a high margin as the referral commissions have no associated purchases (no related costs of sales). Also contributing was a reduced gross profit from interactive classroom services.

Technology operating expenses decreased $0.1 million, or 3% in comparison to the first nine months of 2009, primarily from the impact of the reduction in workforce from May 2009, impacting selling costs and other general and administrative expenses. Reduced depreciation and amortization costs added to the decrease in operating expenses. As a result of the decrease in gross profit, partially offset by the reduction in operating expenses, the segment experienced a decrease in segment operating income of $0.2 million, or 13% in comparison to the first nine months of 2009.

The following tables summarize information about segment income for the nine months ended September 30, 2010 and 2009, and assets allocated to segments as of September 30, 2010 and 2009. Changes in segment assets came primarily from the following:

•

Technology Solutions Segment assets decreased primarily from a decrease in inventory. Inventory decreased due to reduced purchases to reduce inventory levels as sales of interactive classroom solutions decreased compared to the prior year. Changes in accounts receivable from decreased technology sales also contributed to the decline in segment assets.

•

Software Applications Segment assets decreased primarily from a decrease in accounts receivable, due to reduced sales, and other assets. Other assets decreased from a decrease in intangible assets due to amortization of these assets without any acquisition activity in 2010. This decrease was partially offset by increases in capitalized computer software due to the investment in CSI@K12.

	Software Applications	Technology Solutions	Total Company
Nine months ended September 30, 2010:
Net sales and service revenue	$11,170	$30,121	$41,291
Gross profit	4,178	4,219	8,397
Segment income	542	1,053	(*)
Segment assets	10,733	7,661	18,394

Nine months ended September 30, 2009:
Net sales and service revenue	$11,073	$29,382	$40,455
Gross profit	4,338	4,480	8,818
Segment income	259	1,217	(*)
Segment assets	11,169	10,971	22,140

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Nine Months Ended
	September 30, 2010	September 30, 2009
Segment income:
Software Applications Segment	$542	$259
Technology Solutions Segment	1,053	1,217

TOTAL SEGMENT INCOME	1,595	1,476

Less: merger-related and compliance costs
Stock compensation – non-cash	(49)	(137)
Acquisition costs	—	(2)
Professional and legal compliance costs	(385)	(378)

OPERATING INCOME Per Consolidated Statements of Operations	$1,161	$959

Interest and Other Income and Expenses

Interest expense decreased in the first nine months of 2010 by $0.1 million, or 3%, compared to the first nine months of 2009. The decrease was primarily due to reduced average borrowings on the line of credit, equipment note and on the subordinated debt during the first nine months of 2010 compared to the same period in 2009.

Income Taxes

Income tax expense increased by $0.1 million or 24% in the first nine months of 2010 compared to the first nine months of 2009. The increase was due to the increase in pre-tax income when compared to the prior year.

The effective tax rates for the nine months ended September 30, 2010 and 2009 were approximately 46.2% and 54.8%, respectively. The decrease in the effective tax rate is primarily due to a smaller amount of non-deductible items, such as the non-deductible portion of meals and entertainment, as a percent of pre-tax income in the current year’s first nine month period, than in the first nine months of the prior year.

Net Income and Earnings per Share

Net income improved in the first nine months of 2010 by $0.2 million, or 75%, to net income of $0.5 million for the first nine months of 2010. The improvement was primarily due to the increase in operating income combined with decreased interest expense, and partially offset by an decrease in income tax.

Basic earnings per share improved from $0.05 in the first nine months of 2009 to earnings of $0.08 in the first nine months of 2010. The improvement was primarily due to the increase in net income, partially offset by the increase in the number of basic shares following the issuance of common stock for stock-based compensation in 2010. Diluted earnings per share improved from $0.02 in the first nine months of 2009 to earnings of $0.04 in the first nine months of 2010. The improvement was primarily due to the increase in net income.

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

Cash Flows

For the nine months ended September 30, 2010 the Company had no significant change in cash and cash equivalents with no significant cash on hand. Since the time of the reverse merger in 2005 the Company has operated in most periods without cash and in reliance on a revolving line of credit facility to fund its day to day working capital needs and acquisition activities.

Cash from Operating Activities

Cash provided by operating activities totaled approximately $1.9 million in the first nine months of 2010 compared to cash provided by operating activities of approximately $4.5 million in the first nine months of 2009. The decrease, $2.6 million, was due primarily to significant collection activity in the first nine months of 2009 compared to that of 2010. At the end of 2008, collections were slower from larger product volume and service bundled deals collected on completion and higher federally funded balances for which processing and receipt of government payments is slower and, accordingly, the balance in receivables was much higher at the beginning of 2009 than at the beginning of 2010. This resulted in significantly more collections in early 2009.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts receivable were a result of increased billings through September 30, 2010 as compared to the amounts billed prior to December 31, 2009. The decrease in inventories was due to more sales of interactive classroom products than inventory purchases since the year end. Accounts payable increased primarily due to increased business activity as of third quarter end than compared to December 31, 2009. Deferred revenue decreased due to more billings for support agreements being deferred at December 31 than at the end of the third quarter, since a significant portion of agreements are billed shortly before their July 1 or January 1 start dates.

Cash used for Investing Activities

Cash used for investing activities totaled $1.9 million in the first nine months of 2010 compared to $1.0 million in the first nine months of 2009. The increase of $0.9 million was due to increased capitalization of software costs because of the CSI@K12 development and increased purchases of property and equipment to support the CSI@K12 solution. On the balance sheet, since year end 2009, capitalized software costs and property and equipment has increased due to the CSI@K12 development while other intangible assets declined from no increase in other intangible assets with no new acquisitions, being offset by ongoing depreciation and amortization. Goodwill also remained flat with no acquisition activity.

Cash from Financing Activities

Cash provided by financing activities totaled $1 in the first nine months of 2010 compared to cash used for financing activities of $3.5 million in the first nine months of 2009. The decrease in cash provided of $3.5 million was due to a significant repayment on the line of credit in the first quarter of 2009. The repayment on the line of credit was due to a significant balance existing on the line and in receivables at the end of 2008 from slower collections late in 2008 and collections in early 2009. In contrast, there were $0.8 million of borrowings on the line of credit balance in the first nine months of 2010 as a result of the heavier collections throughout 2009. Also, 2010 collections were partially offset by repayments of notes payable and subordinated notes totaling $1.2 million in the first nine months of 2010 compared to $0.5 million of repayments for the same period in 2009.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Three and Nine Month Periods Ended September 30, 2010 and 2009

EBITDA decreased 32% or $0.6 million to $1.3 million for the three months ended September 30, 2010 compared to the same period in 2009. The decrease in EBITDA was primarily due to the decrease in operating income compared to the prior year.

Adjusted (financing) EBITDA for the quarter ended September 30, 2010 decreased by 32%, or $0.6 million, to $1.3 million for the same reason as the change in EBITDA.

EBITDA increased 5% or $0.1 million to $2.9 million for the nine months ended September 30, 2010 compared to EBITDA of $2.7 million reported for the same period in 2009. The increase in EBITDA was primarily due to the increase in operating income over the prior year. Adjusted (financing) EBITDA for the nine months ended September 30, 2010 increased by 2%, or $0.1 million, to $1.6 million compared to the prior year for the same reason as the change in EBITDA, partially offset by the change in stock-based compensation related to increased issuance of stock and stock warrants to a new investor relations firm in 2009 with a smaller issuance of stock and no warrants issued in 2010.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Reconciliation of net income per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income per GAAP	$387	$730	$515	$295
Adjustments:
Income tax expense	295	519	443	358
Interest expense, net	54	95	201	302
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	211	216	636	650
Amortization of software development costs	387	398	1,085	1,133

EBITDA	$1,334	$1,958	$2,880	$2,738

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	8	29	49	137

Adjusted (Financing) EBITDA	$1,342	$1,987	$2,929	$2,875

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

Our current credit facilities consist of:

•

$8.0 million revolving line of credit (temporarily increased from $7.0 million), of which $1.2 million was drawn and $5.4 million was available at September 30, 2010, which bears interest at LIBOR plus 2.5% (subject to a 3% floor) and matures June 30, 2012 (the temporary $1.0 million increase will be reduced by $200 annually each January 31, beginning 2011 through 2015 and was provided in consideration of our paydown of $0.9 million on our subordinated notes, with a draw on the line, not impacting our prior ability to access $7.0 million of working capital via the line);

•

$1.0 million equipment note, of which approximately $0.2 million was outstanding at September 30, 2010, which bears interest at LIBOR plus 2.5%, and has a three year amortization maturing in November 2010. The equipment note was increased by $1 million on November 5, 2010, and matures April 30, 2013 on substantially the same terms. The increase in the equipment note is disclosed in more detail under “-Factors Affecting Capital Needs and Resources-Bank Credit Facilities;”

•

$2.3 million in Subordinated Notes to Barron Partners LP (“Barron”) and the five founding shareholders, of which $0.9 million remained outstanding at September 30, 2010, which bear interest at 15%, and were extended on June 25, 2010 until no later than January 1, 2018. The notes require principal and interest payments of $50 per quarter. The Company also intends to consider subsequent to each fiscal year end during the term of the Subordinated Notes whether it can make principal payments in addition to those expressly set forth in the Extension. The subordinated notes are discussed further below under “—Factors Affecting Capital Needs and Resources —Subordinated Promissory Notes.”

Auto Fleet Lease Facility

The Company has a $2 million facility under which it leases multiple automobiles under a managed, out-sourced (or “fleet”) program, to support the transportation needs for certain (where cost-effective) sales and delivery efforts. The automobile leases are accounted for as operating leases and lease payments and all other expenses related to these transportation needs are expensed as incurred, just as they would be without the program. Additionally, the program manages the commitment to adding vehicles and exiting of commitments for vehicles when replaced or disposed of, with minimal cost. The Company utilizes the fleet lease program to avoid the administrative costs it would incur if it were to manage such an activity in house. Without the advantage of sharing overhead costs necessary for the management of such a program with others and through economies of scale, such as an outsourced provider can achieve, management would not achieve sufficient savings to administer such a program and would simply choose to incur all related costs as a mileage reimbursement to the employees for use of their personal vehicles. Management believes it would not be cost effective to purchase the vehicles through any type of capital funding, and incur the costs to internally manage and dispose of the vehicles. In addition to the increased costs of internal administration, the disposal costs would likely be greater than incurred under the fleet management program, since the Company is not in the used vehicle market. Accordingly, the Company considers the leasing arrangement an administrative tool, and not a significant source of capital. The auto fleet leases are discussed under Note 7 to our unaudited consolidated financial statements for the periods ending September 30, 2010.

Factors Affecting Capital Needs and Resources

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	our operating cash flow;

•	$5.4 million available to our operations at September 30, 2010 under our $8.0 million line of credit, and the $1 million increase in our bank equipment loan effective November 5, 2010;

•	the anticipated level of capital expenditures for 2010 of $1.3 million ($0.6 million expended through September 30, 2010);

•	capitalized software development costs of approximately $1.5 million;

•	estimated purchase commitments with suppliers;

•	our scheduled debt service on senior term borrowings;

•	repayment of our Subordinated Notes; and

•	potential future acquisitions.

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

On June 25, 2010, we entered into a modification of the line of credit facility, extending the maturity date from August 31, 2011 to June 30, 2012. This modification temporarily increased the line of credit from $7.0 million to $8.0 million and this increase will be reduced annually by $200 beginning January 31, 2011 until the balance reaches $7.0 million on January 31, 2015. The increase in the bank’s revolving line of credit from $7.0 million to $8.0 million was for the purpose of accommodating a capital need to fund the June 2010 payments of $875, paid on and as agreed in an extension of, the Subordinated Notes (discussed below), while deferring any immediate impact on working capital line availability.

On November 5, 2009, subsequent to the period covered by this report ending September 30, 2009, we refinanced our equipment note increasing it by $1.0 million to approximately the same amount to which it was previously increased and refinanced. The purpose of the increase was to refinance our recent capital expenditures originally financed by draws on our line of credit, to match the period over which they are generally used and to replenish working capital availability under the line for these purchases. The terms of the equipment note, including payment and interest, remained the same as with the prior refinance.

Capital Expenditures and Software Development Costs

We currently anticipate that our capital needs for 2010 will principally consist of $1.5 million for software development and $1.3 million for capital expenditures. For the nine months ended September 30, 2010 we have capitalized approximately $1.3 million of software development costs and $0.6 million in capital expenditures. We plan to fund 2010 needs for these items through cash flow from operations and draws under our bank line of credit.

Purchase Commitments

The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. In prior years we have had purchase order commitments to one of our major suppliers for interactive whiteboard inventory purchases in excess of $12.0 million. We may receive and agree to, but have not yet committed to any amounts for 2010. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Subordinated Promissory Notes

At September 30, 2010, subordinated promissory notes payable to shareholders totaled approximately $0.9 million. On June 25, 2010, we entered into an extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

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

•	at the discretion of management and the board of directors of the Company, the remaining balance on the Subordinated Notes can be repaid in full at any time without penalty.

•	the Subordinated Notes are no longer in default, and each note holder waived any existing or past default based upon the Company failing to make any payment of interest or principal when due.

•	despite the Subordinated Notes not being in default, they will continue to bear interest at the Default Rate of 15% until repaid.

•	except as modified by the Extension, all other terms and conditions of the Subordinated Notes were confirmed and shall remain in full force and effect.

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

In addition to Barron Partners, LP, which owns all of our preferred stock, the Subordinated Notes are held by the five shareholders of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation. Four of these note holders are currently executive officers of the Company, and include: Nancy K. Hedrick, President and Chief Executive Officer; Thomas P. Clinton, Senior Vice President of Strategic Relationships; Beverly N. Hawkins, Senior Vice President of Software Development; and William J. Buchanan, Senior Vice President of Technical Delivery and Support. The fifth holder, Joe G. Black, formerly served as chief financial officer of the Company.

The restructuring of the Subordinated Notes permits the Company to repay the remaining $858 in principal over an approximate seven-year period. Although the Company may choose to repay the Subordinated Notes earlier, particularly as a result of superior financial performance and to reduce interest costs, the arrangement removes a default and gives the Company flexibility in managing its future liquidity and capital needs. Such future needs might include future acquisitions, and increased working capital relating to significant sales growth as a result of a turnaround in the general economy or increased Federal funding of technology expenditures for education.

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

Potential Acquisitions

We are examining the potential acquisition of companies and businesses within our industry. We are unable to predict the nature, size or timing of any such acquisition, and accordingly are unable to estimate the capital resources which may be required. Any acquisition would be subject to our utilizing capital sources in addition to those described above. These alternative sources could include the issuance of our common stock or other securities in an acquisition, seller financing, and bank and other third party financing, among other things. We can give no assurance that, should the opportunity for a suitable acquisition arise, we will be able to procure the financial resources necessary to fund any such acquisition or that we will otherwise be able to conclude and successfully integrate any acquisition. Also, while our line of credit may be sufficient, its adequacy may be strained by increased working capital and other needs as a result of acquisition activity. We continue to pursue other opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization. A number of options are under consideration and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective for the reporting period ended September 30, 2010.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2010 a non-executive employee exercised an option to purchase 31,570 shares of our common stock. The aggregate price paid for the shares was $5,366.90. The option was issued under the option plan of CSI – South Carolina, our predecessor. The issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption provided by Rule 701 under such act.

Item 5. Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Bank (USA) is a facility under which we may borrow, repay and then re-borrow. Advances and repayments occur daily under the credit facility, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through November 9, 2010. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through August 11, 2010, was previously disclosed in our Form 10-Q filed with the Commission on August 16, 2010.

Date	Loan Balance
August 23, 2010	$3,353
August 31, 2010	1,928
September 8, 2010	1,138
September 27, 2010	1,750
October 1, 2010	1,173
October 7, 2010	550
October 18, 2010	1,151
October 21, 2010	339
October 29, 2010	—
November 3, 2010	—
November 8, 2010	257
November 9, 2010	1,456

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amended and Restated Master Equity Lease by and among Enterprise Fleet Management, Inc., Enterprise FM Trust and the Company dated October 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 19, 2010).

10.2	Maintenance Agreement between Enterprise Fleet Management, Inc. and the Company dated October 13, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed October 19, 2010).

10.3	Amended and Restated Commercial Promissory Note in the amount of $1,112,827.00 dated November 5, 2010 from the Company payable to RBC Bank (USA) (incorporated by reference to Exhibit 10.1 to the Company’s 8-K, filed November 12, 2010).

10.4	Modification Agreement dated November 5, 2010 between the Company and RBC Bank (USA) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed November 12, 2010).

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: November 15, 2010	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated Master Equity Lease by and among Enterprise Fleet Management, Inc., Enterprise FM Trust and the Company dated October 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 19, 2010).

10.2	Maintenance Agreement between Enterprise Fleet Management, Inc. and the Company dated October 13, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed October 19, 2010).

10.3	Amended and Restated Commercial Promissory Note in the amount of $1,112,827.00 dated November 5, 2010 from the Company payable to RBC Bank (USA) (incorporated by reference to Exhibit 10.1 to the Company’s 8-K, filed November 12, 2010).

10.4	Modification Agreement dated November 5, 2010 between the Company and RBC Bank (USA) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed November 12, 2010).

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.