Form 10-K
period 2010-12-31
Computer Software Innovations, Inc.
filed 2011-03-25
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,216,862

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 21, 2011
Common Stock, $0.001 par value per share	6,552,052 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2011 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

PART I

Item 1.	Business

(Amounts in thousands, except where specifically stated)

A.	Description of Business

Unless the context requires otherwise, “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the combined business of Computer Software Innovations, Inc., a Delaware corporation, and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation.

We develop software applications and provide hardware and software based technology solutions. Our primary software applications are the solutions upon which the Company was founded more than twenty years ago and is our fund accounting based financial management solutions. Approximately ten years later, we added hardware-based solutions to our product mix due to our customers’ need for sufficient infrastructure to run our proprietary software offerings. Through acquisition activities, we have expanded our focus to include cloud-based communications solutions. We account for these under three segments: the Financial Management Applications Segment, the Cloud Services Segment and the Technology Solutions Segment.

Financial Management Applications Segment

Our initial internally developed software product was developed for financial management of public sector entities, primarily local government and kindergarten through grade 12 (“K-12”) organizations. The largest portion of our revenues are derived from the K-12 education market space, with local government being one of our fastest growing market segments. Recently acquired products are also used in higher education. We may pursue other markets but currently they are not a substantial focus.

Our internally developed software efforts have grown to consist primarily of four product groups. Only one is accounted for in the Financial Management Applications Segment: fund accounting based financial management software. The other three are accounted for in the Cloud Services Segment.

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

Results of operations related to our financial management based solutions are reported through our Financial Management Applications Segment.

Cloud Services Segment

The three internally-developed software products accounted for in the Cloud Services Segment are:

•	Standards based lesson planning software;

•	Identity and access management software; and

•

Cloud-based (hosted on computer servers in technology infrastructure environments external to customer sites, with remote customer program execution and access via the internet) communication and collaboration solutions.

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

In August 2009 we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted or Cloud email solution. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views. These solutions were made available beginning in the second quarter of 2010.

In August 2010 we began the enhancement of our CSI@K12 communications and collaboration solutions with the addition of a hosted virtual Private Branch (or entity level) Exchange (PBX) systems services for Voice calls over Internet Protocol (“VoIP”). This is a solution whereby voice calls are communicated from internet protocol based phones and other end user devices over the internet to telecommunications infrastructure equipment at an off premise hosting location where they are linked to the switched (traditional) telecommunications networks (“Hosted VoIP”). The Internet or “World Wide Web” is also referred to as the “Cloud,” generally when in the context of the medium through which off premise hosted hardware and software are accessed. Hosted (i.e. off customer premise) infrastructure used by customers by connecting to the hosted infrastructure through the Cloud (such as with our Hosted VoIP solution) is also referred to as a “Cloud Solution” and sometimes also referred to in the abbreviated form as the “Cloud.” Cloud solutions, including our Hosted VoIP solution allow customers to purchase telecommunications switching and other hardware and/or software based solutions as a service rather than having to commit to the capital investment required for the purchase of on premise hardware or software. Cloud solutions allow customers to share, at some level, the cost of infrastructure with other customers who also subscribe to the same hosted or Cloud solutions.

Due to: (i) the level of solutions delivered using the Cloud, including our hosted email, VoIP and lesson planning offerings; (ii) the integration with our identity life-cycle management products; (iii) resource sharing within these product areas; and (iv) anticipated margins being at a midpoint between our financial management and technology solutions segment margins, we group these products together in our “Cloud Services Segment.” Results of operations related to these primarily Cloud communications-based solutions are reported through our Cloud Services Segment.

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

We develop software applications and provide hardware-based technology solutions. We monitor our business as three segments: the Financial Management Applications Segment, the Cloud Services Segment and the Technology Solutions Segment. However, we take advantage of cross-selling and integration opportunities among the segments.

Typically, in the general marketplace, sales of software and related services generate significantly higher margins than sales of hardware. Because revenues in our Financial Management Applications Segment are from sales and support of proprietary software products (also referred to as “software and related services”) and are coupled with a relatively small volume of sales of hardware-based solutions necessary to run the products, our Financial Management Applications Segment produces higher margins than our Technology Solutions Segment. Conversely, revenues in our Technology Solutions Segment are primarily from sale of hardware-based solutions, and a relatively smaller amount of revenues from integration services (also referred to as “hardware sales and related services”). Accordingly, our Technology Solutions Segment produces lower margins than our Financial Management Applications Segment. Our Cloud Services Segment is a relatively new venture into Cloud technologies. We anticipate that the margins in the Cloud Services Segment, as it matures, will be somewhere between those of our other two sectors, since Cloud Services incorporates both software and hardware based solutions sold as a service. The hardware is that used to host the solutions in the “cloud” (or in a central location accessed by customers through the internet). In the interim, the margins are not indicative of a mature business line, but are lower, which is reflective of those typically experienced in startup operations.

By strategically combining our fund accounting software with our ability to integrate computer and other hardware and cloud based solutions, we have been successful in providing a variety of technological solutions to over 700 clients located in South Carolina, North Carolina, Georgia, Alabama, Louisiana, Mississippi, Tennessee, and Florida. As a result of our acquisition of Version3, we also have a handful of clients in other states and internationally (Canada and the United Kingdom). We are pursuing a national presence with a primary initial focus on the southeastern region of the United States.

Financial Management Applications Segment

Our Financial Management Applications Segment includes our proprietary fund accounting-based software solutions. These solutions are supported by a staff of software developers, implementers, trainers, sales personnel and applications support specialists focused primarily on the development, sale, deployment and support of these “in-house” software products.

Our Financial Management Applications Segment develops financial management software. This software provides accounting, administrative and other management functionality for organizations that employ fund accounting. These organizations include our primary target market: municipalities, county governments and school districts. Our software provides a wide range of functionality to handle public sector and not-for-profit accounting and financial and informational reporting requirements. The software is written in modules which can be sold separately or as a fully-integrated package so that information keyed in one module will be updated electronically into other modules to minimize data entry and improve productivity.

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

Cloud Services Segment

Our Cloud Services Segment includes our primarily Cloud-based software solutions and services. These solutions are supported by a staff of software developers, implementers, trainers, sales personnel and applications support specialists focused primarily on the development, sale, deployment and support of these “in-house” software products. Our proprietary communications related products consist primarily of standards-based lesson planning software, identity and access management software and Cloud-based communication and collaboration solutions.

Standards-Based Lesson Planning Software

“Curriculator,” our Standards-Based Lesson Planning Software, is designed to allow teachers to create lesson plans that tie to a state’s curriculum standards. Lesson plans may then be reviewed by school administrators and reports generated to determine if standards have been met. The product provides a relatively new, more structured approach to lesson planning by teachers and the ability for administrators to review, monitor and support instruction. The product is currently not a significant revenue generator. While we believe there is a need for the software, the adoption rate is slow as teachers and administrators must adapt to a greater use of technology within the lesson planning process. As a result, our focus on this product is limited and we are unsure if or when curriculator will become a significant revenue generator. Additional information concerning the Standards-Based Learning Planning Software is presented in “—F. Product and Services.”

Identity and Access Management Software

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

Cloud-Based Communications and Collaboration Solutions

Hosted Email

Our CSI@K12, Cloud-based communication and collaboration solution, based on Microsoft’s Live@edu hosted email solution, is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools including class sites, and social media tools, delivered in a browser and native Microsoft Outlook access and views. We began delivering this solution in the second quarter of 2010.

Hosted VoIP

Through CSI@K12, CSI also provides hosted virtual Private Branch (or entity level) Exchange (PBX) systems services for Voice calls over Internet Protocol (“VoIP”). This is a solution whereby voice calls are communicated from internet protocol based phones and other end user devices over the internet to telecommunications infrastructure equipment at an off premise hosting location where they are linked to the switched (traditional) telecommunications networks (“Hosted VoIP”). Cloud solutions, including our Hosted VoIP solution, allow customers to purchase telecommunications switching and other hardware and/or software based solutions as a service rather than having to commit to the capital investment required for the purchase of on premise hardware or software. Cloud solutions allow customers to share, at some level, the cost of infrastructure with other customers who also subscribe to the same hosted or Cloud solutions. Our Cloud based solutions do require some hardware. However, unlike our other Technology Solutions reported through our Technology Solutions Segment, our Cloud based solutions generally are driven by greater software investments in our own or integrated third-party products and placed in service in CSI or CSI contracted hosting sites. By contrast, our Technology Solutions Segment reporting includes primarily hardware-based solutions which are purchased by customers and placed on premise or hosted at customer or third-party owned or contracted sites, and not integrated with our own hosted solutions. We believe margins on solutions provided through the Cloud Services Segment, once mature, will generally be higher than (may approach up to twice) those provided by solutions offered through the Technology Solutions Segment. We believe Cloud Services margins will approach but will be less than those in our Financial Management Applications Segment.

These solutions are just now beginning to be sold and were not a significant revenue generator in 2010. However, as hosted solutions, email and VoIP offerings are eligible for the first priority (“priority one”) level of funding under E-Rate, a government program providing funding for telecommunications, internet access and internal connections for schools that have a high free and reduced lunch rate count. We believe eligibility for priority one funding coupled with the need for the functionality the product delivers will create revenue growth opportunities in future years. Under the typical E-Rate cycle, customers submit requests for funding in the spring and receive funding, when approved, in the fall. Accordingly, as these products have just recently been introduced into the E-Rate cycle, it may be the fall of 2011 before we see significant revenues and perhaps the fall of 2012 before significant momentum is gained for these offerings.

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

Segment Information

Our business efforts are focused on the three key operating segments: Financial Management Applications, Cloud Services and Technology Solutions. Prior to the year ended 2010, we reported our operations in two segments: the Software Applications Segment and the Technology Solutions Segment. In the process of its budgeting cycle in 2011, management elected to give more weight to the separation of the Cloud Services offerings due to, among other things, the recent introduction of additional offerings in this group and the amount of investment being made to support them. As a result of this change in focus, we have elected to report our year-end numbers with the additional breakout of our former Software Applications Segment into the separate Financial Applications and Cloud Services Segments, increasing the number of segments reported from two to three. All prior year 2009 amounts have been restated to match the current year’s segment reclassifications. For more information on our business segments, see Note 14 to our audited consolidated financial statements for the year ended December 31, 2010.

The chart below shows revenues, gross profit (loss) and gross margin by business segment for the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues
Financial Management Applications Segment	$13,652	$13,585
Cloud Services Segment	954	1,319
Technology Solutions Segment	38,067	36,913

Revenues	$52,673	$51,817

Gross Profit (Loss)
Financial Management Applications Segment	$5,929	$5,800
Cloud Services Segment	(622)	7
Technology Solutions Segment	5,428	5,533

Gross Profit	$10,735	$11,340

Gross Margin
Financial Management Applications Segment	43.4%	42.7%
Cloud Services Segment	-65.2%	0.5%
Technology Solutions Segment	14.3%	15.0%
Gross Margin	20.4%	21.9%

Additional information concerning segment financial information is set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The decrease in overall margin is mostly due to the reduced gross profit in our Cloud Services Segment from increased investment in new solutions being developed and offered through this Segment.

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

In the merger, CSI-South Carolina merged into VerticalBuyer, with VerticalBuyer continuing as the surviving corporation. Subsequently, VerticalBuyer changed its name to “Computer Software Innovations, Inc.” In the merger transaction, the former stockholders of CSI - South Carolina received, in exchange for their shares of CSI - South Carolina common stock, two sets of notes totaling $3,625 and $1,875, respectively, and 2,527 shares of common stock. Such consideration was in addition to a premerger dividend by CSI - South Carolina to the five shareholders. The set of notes totaling $3,625 was repaid to the former CSI - South Carolina shareholders immediately following the merger from the proceeds of the preferred stock and the $1,875 subordinated note issued to Barron. Subordinated notes payable to the former shareholders of CSI - South Carolina totaling $1,875 remained outstanding following the merger. Amounts outstanding under these notes totaled $841 as of December 31, 2010. The shares of common stock of VerticalBuyer previously held by CSI-South Carolina, representing approximately 77% of VericalBuyer’s issued outstanding capital stock, were canceled in the merger. The remaining stockholders of VerticalBuyer retained their existing shares, subject to a 40 to 1 reverse stock split.

Pursuant to the Preferred Stock Purchase Agreement with Barron, immediately following the consummation of the merger we issued to Barron 7,218 shares of our newly created Series A Convertible Preferred Stock in exchange for the payment of $5,042. Barron also loaned the merged company an additional $1.9 million, in the form of a subordinated note on the same terms as the subordinated notes payable to the former CSI - South Carolina shareholders. As of December 31, 2010, there was $421 outstanding under the Barron subordinated note. Barron was also issued two warrants to purchase in the aggregate 7,218 shares of common stock. The preferred stock is convertible into common stock on a one-for-one basis. The original exercise prices of the warrants were $1.3972 and $2.0958 per share. On December 29, 2006, the Company entered into an agreement with Barron to divide, amend and restate the warrants. In particular, a portion of such warrants were reduced in price. Over the life of the warrants, Barron exercised the warrants to the extent of 1,054 common shares. The warrants expired on February 10, 2010.

The conversion of the preferred stock is, and the exercise of the warrants was, subject to restrictions on ownership that limit Barron’s beneficial ownership of our common stock. Barron is generally prohibited from converting preferred stock to common stock and was prohibited from exercising warrants in an amount that would cause him to beneficially own greater than 4.9% of our common stock at the time of exercise. This prohibition was in place as Barron did not wish or intend to be deemed an “affiliate” or “control person” under federal securities laws. Pursuant to the terms of the Certificate of Designation governing the preferred stock, and the terms of the warrants, the ownership cap may not be amended or waived without the approval of the common stockholders of the Company, excluding for such vote all shares held by the holders of preferred stock and warrants (including Barron) and any directors, officers or other affiliates of the Company.

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

E.	Our Niche in the Governmental and Educational Technology Market

There are approximately three thousand one-hundred counties (according to the U.S. Dept. of Census), thirty-six thousand cities and towns (according to the National League of Cities) and more than fourteen thousand school districts (according to the National Center for Education Statistics) in the United States. Each of these organizations is a potential candidate for an integrated financial management system as well as for various technology services and products. Since many local governments are moving toward outsourcing of information technology services, even more opportunities are available for our services. In 2010, the sale of software, hardware and services to education and local government entities represented approximately 87% and 11% of our total revenues, respectively. Sales to non-educational, non-governmental organizations accounted for approximately 2% of our total sales.

Our customer base is discussed in more detail under “—K. Customers” below.

F.	Products and Services

Financial Management Applications Segment

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

Our most recent proprietary fund accounting system, SmartFusion, is written in Microsoft’s .Net (pronounced “dot-net”) and SQL (pronounced “sequel” and standing for Structured Query Language) database technologies. This version provides improved performance, scalability, more flexible data access, and native data tagging (XML or Extensible Mark-up Language) web support. SQL and .Net have become the industry standards for software development, and XML has become an industry standard for data tagging and retrieval. We have completed the conversion of our core accounting and human resource modules to the SmartFusion platform and are now installing this solution for most new installations as well as upgrading our CSI Accounting +Plus to this version. We anticipate completing the specialized municipal applications, such as Utility Billing and Business License, in 2011 at which point SmartFusion will be installed in new accounts.

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

Our financial management systems accounted for 26% of revenues in 2010 and 2009.

Cloud Services Segment

Standards Based Lesson Planner

Our Standards Based Lesson Planning software, “curriculator,” is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. The system also supports curriculum maps to allow a district to assure key learning objectives are met consistently within the lessons planned. These lesson plans may then be reviewed by school administrators and a report generated to determine the standards that have been met or need to be met. This is particularly important as school systems develop higher accountability standards. In addition, the federal legislation of “No Child Left Behind Act” has focused greater attention on schools’ adequate yearly progress (“AYP”), and meeting curriculum standards is an important component of these measurements. Standards based lesson planning software allows a school to document its compliance with the curriculum standards as a component of its compliance with the “No Child Left Behind Act” legislation.

We continue to add functionality to the product based on feedback from current user groups. Costs related to identifying such functionality and their technological feasibility are expensed while costs related to programming of known technologically feasible improvements are capitalized.

We believe sales of this product, while not yet material, may provide significant additional revenue in the future as we offer this additional product to our existing school-based customers. However, we can give no assurance that this software product will in fact prove successful. The product is not yet cash flow positive. However, the costs related to this product are not material.

Identity and Access Management

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

Cloud-Based Communications and Collaboration Solutions

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

•

CSI@K12 also includes Hosted VoIP technologies whereby a customer may access telecommunications switching services across the internet from a VoIP based phone with the need for on-premise switching equipment. This allows cost savings by sharing equipment and infrastructure to provide such services in the Cloud. CSI plans to enhance these services with additional feature functionality including tighter integration with its other communications related service offerings, particularly the delivery of voice messages and other content from the Hosted VoIP solutions to the Hosted Email solutions and other seamless functionality delivered as an integrated Cloud-based solution.

Certain of this segment’s products are established nationally, with a few international installations. The products are easily scalable to an expanded geographic region beyond the eight-state footprint of our Financial Management applications and our core geographic presence with our technology solutions and provide a broader launching point for these and other CSI solutions. We anticipate this will strengthen our efforts to increase our presence on a national scale.

Technology Solutions Segment

Our Technology Solutions Segment provides solutions to more than two hundred educational and local governmental organizations in South Carolina, North Carolina, Georgia and Alabama. This segment provides professional network integration services as well as network computing solutions to our customers. We strive to deliver high-quality hardware, software and related professional services to help our customers plan, acquire, implement, manage and upgrade their organizations’ information systems.

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

These solutions generated approximately 30% of sales in 2010 and 43% in 2009.

•

Significant focuses in the Technology Solutions Segment include IP (internet packet-based) telephony, wireless, system security and routing/switching. We have a strategic relationship with Cisco Systems, Inc. (“Cisco”), a worldwide leader in networking for the Internet and technology innovation, whereby Cisco provides the hardware necessary to implement these systems. We purchase the majority of our Cisco equipment through Ingram Micro. Ingram Micro is a multi-national distributor of technology hardware. Although we are an indirect reseller of Cisco products, we periodically work closely with Cisco representatives, particularly on large sales. This relationship occasionally produces customer leads and referrals. We also encourage our employees to pursue Cisco technical certifications as such certifications, as well as the achievement of certain sales volumes of Cisco products, can make us eligible for incentives periodically offered by Cisco. We also participate in state contract pricing frameworks that Cisco has established with public entities. Purchases from Ingram Micro are made on an individual purchase order basis. We have no formal agreements with Ingram Micro. We also provide infrastructure solutions which incorporate other vendors’ technologies. Our infrastructure solutions revenues accounted for 22% of sales in 2010 and 15% in 2009.

•

Initiatives in the K-12 market space include one-to-one computing whereby each student is provided a laptop. We deploy laptops, desktops, and notebook computers, personal devices and file servers in a variety of client network environments. We have strategic relationships with Dell and HP, which produce technology solutions that span information technology infrastructure, personal computing and access devices, global services and imaging and printing for enterprises. We provide professional services to deploy these devices. We provide certain support and authorized repair and maintenance for which we are separately compensated. To provide these services, some of our personnel have received training and certifications.

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

G.	Strategy – Market Penetration and Geographic Expansion Through Organic Growth and Acquisitions

General

Our strategy is to grow our business through a combination of organic growth of our software applications and technology solutions, as well as expansion through acquisitions, both within our existing geographic reach and through geographic expansion. As we have opportunity, we also look to expand the geographic reach of our products and services, both organically and through acquisitions. We are pursuing a national presence with a primary, initial focus on the southeastern region of the United States.

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

Our business strategy provides that we will examine the potential acquisition of companies and businesses within our industry. In determining a suitable acquisition candidate, we will carefully analyze a target’s potential to add to and complement our product mix, expand our existing revenue base, improve our margins, expand our geographic coverage, strengthen our management team and, above all, improve stockholder returns. More specifically, we have identified the criteria listed below, by which we evaluate potential acquisition targets in an effort to gain the synergies necessary for successful growth of the Company:

•	Access to new customers and new geographic markets

•	Protection of current customer base from competition

•	Removal or reduction of market entry barriers for our entry into new markets

•	Opportunity to gain operating leverage and increased profit margins

•	Diversification of sales by customer and/or product

•	Improved vendor pricing from increased volume and/or existing vendor relationships

•	Improvements in product/service offerings

•	Protection of and ability to expand mature product lines

•	Ability to attract public capital and increased investor interest

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

Financial Management Applications Segment Strategy

Financial Management Software

Our strategy for our Financial Management Software is to continue to achieve market penetration with new customers in our existing and expanding footprint and increased sales of new modules and enhanced functionality to our existing customer base. To remain competitive, we must periodically upgrade our software to the platform most commonly requested by the market, such as the Microsoft .Net and SQL framework. We must also continue our focus on enhancing applications through the addition of new functionality. These upgrades and enhancements include changes to meet different reporting requirements for other geographic regions such as new states, to help support our strategy of not only increasing our market penetration within our current geographic region but also presenting a competitive product in new territories. Geographic expansion and increased market presence is also achieved through our acquisition strategy which has included the purchase of financial management software and is described in more detail above.

Cloud Services Segment Strategy

Standards-Based Lesson Planning Software

Addressing “No Child Left Behind Act” requirements and meeting state curriculum standards are issues for educators in every state. We use sales calls, our web presence, attendance at educational trade shows and direct mail campaigns to introduce and sell our lesson planning software with initial efforts focused on the southeastern states. This product provides a relatively new, more structured approach to lesson planning, including the ability to manage the consistency of lesson plans in relation to curriculum use objectives and state standards for improved learning. Typically lesson plans have not been maintained in a computer-based system where they can more easily be reviewed, commented on and otherwise managed. However, the adoption rate and sales cycle has been slow as teachers and superintendents must adapt to a greater use of technology and a more structured approach within the lesson planning process. Accordingly, the product is in several K-12 schools, including some specifically focused on improving their test scores, but is not currently a significant revenue driver. We have limited our commitment to resources for marketing and selling this product line until we see the adoption rate and close cycle improve with the increased use of computers in the classroom environment.

Version3 - Identity and Access Management and Cloud-Based Communications and Collaboration Solutions

In August 2008, we acquired Version3 and its intellectual property. These solutions are centered around Identity Lifecycle Management (ILM) and cloud-based communications and collaboration solutions. These solutions include those based on Microsoft’s Live@edu hosted exchange and SharePoint environments, and more recently our Hosted VoIP offerings. As with our Financial Management Applications Segment, our strategy is to continue the enhancement of our existing products and introduce new products surrounding identity management and communications and collaboration technologies.

Financial Management Applications and Cloud Services Segment

While the solutions, discussed in more detail under “-F. Products and Services” above, could be directed toward various verticals, we are focusing our efforts on the K-12 and higher education market. CSI’s existing customer base includes school districts throughout the Southeast and our existing sales teams are now marketing the Version3 solutions to these clients. We have also use telesales efforts. As opportunities are uncovered, we are able to provide webinars to overview the solutions and then provide in-depth demonstrations. The ability to sell the solutions without having to have “feet on the street” in various geographies allows us to sell throughout the United States as well as internationally. In addition to our own sales efforts, we also resale the product on a limited basis through distribution to and through other business partners, such as DELL, and directly with the assistance of commission-based referring partners. Product availability is also communicated on a limited basis by Microsoft, since the Version3 products supports the adoption of Microsoft software. Additionally, Version3 has released shareware tools to enhance the ease of administration of the related Microsoft products to promote additional collaboration and innovation and exposure to the Version3 product brands.

Geographic Expansion

We are able to deliver software applications and hosted services, demonstrations and training over the internet and deliver support by internet or phone. Accordingly, for our Cloud Services Segment, which already has a wider penetration and our Financial Management Applications Segment, we plan to expand our geographic reach to a national level more quickly than for our Technology Solutions Segment. Software marketing efforts may include attendance at national trade shows and national telemarketing, direct mail and web advertising. We will continue to consider acquisitions of businesses and products with penetration in other territories as a method of geographic expansion.

Technology Solutions Segment Strategy

Expansion of Offerings

We are continually seeking new hardware offerings to present to our clients. Our spending on research and development is generally insignificant. As old technologies expire and new technologies emerge, we work to stay a short distance behind the new product curve, adopting primarily those solutions that are proven in the marketplace. As a reseller with internal technical personnel and more than nine hundred public sector clients, we are periodically approached by vendors and manufacturers to expand into new territories or represent new or additional products to our existing customer base and, on occasion to other customer verticals. We also pursue the opportunities within our existing verticals. (Historically we have had no significant revenues generated by verticals outside of the education and local government verticals). For example, new product opportunities we evaluate could include additional products in the following market spaces in which we are already engaging: storage solutions, database technologies such as standardized data-tagging (XML or Extensible Mark-up Language) applications for improved data retrieval, internet based audio and video distribution (equipment used to broadcast audio and video communications), metropolitan wireless (city-wide wireless public internet access and city-wide wireless network access by city employees) and additional service capabilities.

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

As a part of our strategy for increased market penetration and geographic expansion we look to acquire businesses that support this strategy (discussed in more detail above under “-G.- Strategy - Market Penetration and Geographic Expansion through Organic Growth and Acquisitions”). Our recent acquisitions and their benefits in relation to our strategy are described below.

McAleer Computer Associates, Inc.

In 2007, we purchased McAleer Computer Associates for a purchase price of approximately $4.0 million. We are operating the acquired business as a division of the Company under the name “CSI McAleer Technology Outfitters,” and retain the business location in Mobile, Alabama. We sometimes refer to McAleer as “CSI- Mobile.”

McAleer was primarily a provider of financial management software to the education K-12 market. The addition allowed us to increase our market penetration in the financial management software arena and expand our geographic reach for this product group from our three initial states of South Carolina, North Carolina and Georgia to the five additional states of Alabama, Mississippi, Louisiana, Tennessee and Florida. The acquisition constituted a significant move in implementing our stated strategy of geographic expansion, with an ultimate goal of achieving a national presence.

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

Version3, Inc.

In 2008, we consummated the acquisition of Version3. Version3, located in Columbia, South Carolina, was a developer, provider and consultant with respect to solutions that facilitate single sign-on, application access management and provisioning based on Microsoft’s Identity Lifecycle Management, and Microsoft SharePoint deployments. CSI was a reseller of Version3 solutions due to the application of the products to its education market segment. The Version3 acquisition increases our intellectual property ownership and recurring revenues. By joining forces with Version3, we have achieved synergies to expand sales efforts, enhance delivery efficiencies, and allow increased focus on new product development, such as with our Cloud-based communications and collaboration software, based on Microsoft’s Live@edu hosted exchange and SharePoint environments and enhancements to existing solutions, including our identity and access management software. Our Version3 solutions do not require the level of integration with local or state reporting as do our financial management products. As a result, the Version3 installations have already expanded to a national level with installations in states outside our core market. Version3 fits well within our strategy to expand CSI to a national level. Version3 solutions also include a few international implementations.

I.	Sales, Marketing and Distribution

We market our products and services through direct sales throughout North Carolina, South Carolina, Georgia, Alabama, Mississippi, Louisiana, Tennessee and Florida. We have been expanding our direct sales team to cover the larger southeastern United States region.

We have forty-six persons focused on sales and marketing, including a Senior Vice-President of Strategic Relationships, a Senior Vice-President of Software Division, and a Senior Vice-President of Business Development, and twelve employees on our inside sales and marketing staff. In line with our expansion plans described above under “—G. Strategy – Market Penetration and Geographic

Expansion Through Organic Growth and Acquisitions,” we plan to expand both of these teams further as we expand our geographic presence. Other employees are involved in selling on a daily basis. Engineers and trainers have excellent opportunities to sell additional products and services to clients while delivering services.

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

Our relationship with Promethean is established through a reseller agreement, under which we are able to sell interactive whiteboard products on an exclusive basis in two states, South Carolina and North Carolina. In early 2008, we entered into an affiliate relationship with another vendor, providing us the opportunity to sell Promethean products in certain counties in the state of Alabama. For 2009 our affiliate relationship was changed to a direct relations line. The exclusive reseller agreements provide us with the ability to sell Promethean products into these markets, as well as additional opportunities to sell our related project management and technical services. Sales of Promethean products and related connected classroom technologies and services represented approximately 30% of sales revenues in 2010 and 43% in 2009.

Relationships with our other vendor partners are generally established through standards reseller agreements, which allow us to resell their products generally on a non-exclusive basis. Solutions providing similar functionality are generally available from more than one source. Other than Promethean, typically solutions from no single manufacturer account for more than 20% of our revenues in any given year. For more information on our suppliers, see “F. – Products and Services.”

K.	Customers

Our customers are predominantly educational institutions (K-12 and higher education), municipalities, non-profit organizations and other local governments. We sold services and products to more than one thousand customers during 2010. Our top ten customers accounted for 32% of the 2010 gross revenues. Twenty-seven customers constituted approximately 50% of the 2010 gross revenues, but no customer constituted more than 5% of gross revenues. Due to the nature of the large technology projects we install, it is not unusual for a relatively small number of customers to account for the majority of sales. It is not unusual for customers to have ongoing projects extending across several years.

2010 Revenues by Market Type		2010 Revenues by State
Sector	%	State	%
Public – Education	87%	Alabama	15%
Public – Government	11%	Georgia	7%
Other	2%	North Carolina	31%
		South Carolina	45%
		Other	2%

L.	Competition

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

We were recognized by VAR Business Magazine as one of the top 500 network integration companies in the United States (the VAR Business 500) in 2004, 2005, 2006, 2007, 2008, 2009 and 2010. Additionally, in 2005, we were one of three finalists for the Educational Solution Provider of the Year award also presented by VAR Business Magazine. In 2008 we were named the CRN Magazine Fast Growth Education Specialist. In 2009, we were named on the Everything Channel Fast Growth 100 List and to Software Magazine’s 27th Annual Software 500.

There is a disadvantage to this recognition in that we are now highly visible as potential competition for those with whom we compete for business. Virtually all of the companies listed on the VAR Business 500 and Government VAR 100 are competitors or potential competitors of ours. The VAR Business 500 and Government VAR 100 lists include IBM Global Services, EDS, Lockheed Martin IT, Accenture and Computer Sciences, to name a few. Most of the companies are significantly larger than we are, and some may enter our market space. While we believe we will be able to continue to compete effectively in the future, there is no guarantee we will be able to do so or achieve any future recognition.

As CSI begins to market our products and services nationally, we will continue to compete with the same national companies. We will also face additional regional competitors in the new markets we enter.

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

Customer Service

Our historical growth has been due, in large part, to the high level of repeat business from our existing client base. This is evidenced by a greater than 90% client retention rate by our Financial Management Applications Segment and significant recurring sales opportunities to this client base through our Technology Solutions Segment. We believe clients continue to utilize our products and services due to our focus on customer service, attention to detail and regular follow-up. We strive to have technical and customer service staff members available to address swiftly the needs, questions or concerns of clients. Specifically, our software customer service includes user conferences, a support desk access and a website which offers documentation and downloadable upgrades.

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

The length of such implied licenses of our software is generally coextensive with the length of the applicable copyright term provided for by federal law. Currently, the term for copyright protection is the life of the author of the software, plus seventy years. For software works that are “made for hire” (as defined by the Copyright Act), the length of the copyright term is ninety-five years from the first publication.

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

In 2010, we spent and capitalized $1,779 on software development. In 2009, we spent and capitalized $1,124. Our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Our software development efforts have included spending on technological innovation for which the feasibility has been unknown since 2009, as a result of the Version3 acquisition. Software development amounts not related to research and development have been accounted for as deferred software development costs and are amortized over the economic life of the related product (generally three to four years).

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

Federal E-Rate Program

Because we participate in the federal E-Rate Program, we are subject to the rules and regulations of that program. These rules and regulations are continually reviewed and modified and we must stay current with these changes. The risk factor entitled “A significant portion of our revenue stems from sales to schools receiving funding through the E-Rate Program. A loss of such funding could have a material adverse impact on our revenues and financial condition,” contains additional information about the E-Rate program. Approximately 6% and 4% of our 2010 and 2009 revenues, respectively, were generated from the E-Rate program. The Company and its customers compete for federal funds with many other entities and projects. As a result, the revenue we receive from the federal E-Rate Program can be volatile.

P.	Employees

As of December 31, 2010, we had two hundred nineteen employees. Our relationship with our employees is good. Many employees have worked at CSI for more than five years, some more than ten years. Full-time staff are assigned to the following areas:

Technical/Support Services/Training	73
Software Product Development	35
Engineering Services/Project Management	45
Sales/Sales Support	46
Administration/Finance/Internal Information Technology	20

219

Item 1A.	Risk Factors.

(Amounts in thousands, except where specifically stated)

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

As the end of the term of a maintenance agreement approaches, we seek to renew the agreement with the customer. Maintenance agreements represented 21% of our total revenue for the 2010 fiscal year and 20% of our total revenue for the 2009 fiscal year. Due to this characteristic of our business, if our customers chose not to renew their maintenance and support agreements with us on terms beneficial to us, our business, operating results and financial condition could be harmed.

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

We derive a material amount of our revenue from the sale of our fund accounting software and related services, and revenue from this product line and related services is expected to remain a material component of our revenue for the foreseeable future. For the 2010 and 2009 fiscal years, software sales and related services for fund accounting software accounted for approximately 8% and 9% of our total revenues, respectively. We generally grant non-exclusive licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support. We also provide our software under rental arrangements, including ASP (Application Service Provider or CSI hosted) type models. As a result, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, if demand for our fund accounting software declines, we believe we would lose a competitive advantage in providing system integration services, and our technology segment revenues could also decline.

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

Management has not seen any impact from these factors resulting in a substantial downturn in buying patterns, but cannot guarantee that a downturn due to such factors will not occur in the future. Management believes delay in supply or postponement by customers of delivery has, from time to time, deferred as much as 10% to 15% of reported annual revenues between quarters. However, it is impossible for us to quantify the total impact on historically reported results due to these factors, and we cannot predict their future potential impact, if any.

Our failure to compete successfully could cause our revenue or market share to decline.

Our market is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. Our Financial Management Applications Segment has three primary sources of competition:

•	software developers offering integrated specialized products designed to address specific needs of governmental organizations;

•	custom-developed products created either internally or outsourced to custom service providers; and

•	software developers offering general products not designed to address specific needs of governmental organizations.

Our Technology Solutions Segment is subject to competition by both regional and national technology solutions providers, including those listed by VAR Business Magazine as the top 500 network integration companies in the United States (the “VAR 500”).

Our Cloud Communications Segment is subject to competition from a number of larger software providers who market identity life cycle management and hosted email solutions. Competitors also include telecommunications providers who market and sell hosted VoIP solutions, in addition to solutions resold by other members of the VAR 500.

Of the companies with which we compete, many have greater financial, technical and marketing resources and generate greater revenue and have better name recognition than we do. If one or more of our competitors or potential competitors were to merge or form a strategic relationship with another of our competitors, or develop competing products, the change in the competitive landscape could adversely affect our ability to compete successfully. For example, a large diversified software enterprise, such as Microsoft, Oracle or PeopleSoft, could decide to enter the market directly, including through acquisitions. Also, in the same manner, large hardware and technology solutions providers, such as IBM Global Services, Dell, EDS and Lockheed Martin IT, could negatively impact our ability to compete in the technology solutions market. Large telecommunications providers such as AT&T, Verizon, Sprint, Windstream or others, including smaller regional or local competitors, may negatively impact our ability to compete in the hosted VoIP space. While we work to develop technologies that differentiate our products, there is no guarantee such development efforts will be effective for us to remain competitive with those who may have greater market penetration, name recognition or financial resources.

Loss of significant clients could hurt our business by reducing our revenues and profitability.

Our success depends substantially upon retaining our significant clients. Generally, we may lose clients due to conversion to a competing service provider. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. Our top ten clients constituted approximately 32% and 37% of our revenue for the 2010 and 2009 fiscal years, respectively. The loss of a significant portion or all of these clients would have a material adverse effect on our profitability and financial condition.

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

To support the expansion process, we plan to hire additional sales personnel as needed to help penetrate new geographic regions, which could represent a significant investment. While management believes the continued investment is prudent, periodically there may be an initial short-term negative impact on earnings. Due to the length of our typical software sales closing cycle, six to twelve months, coupled with the obstacles to market penetration discussed above, we cannot predict how long it will take for us to expand our reach and recover these costs.

We may not be able to manage our future growth efficiently or profitably. Increased demands on our human resources and infrastructure due to planned expansion, if not accompanied by increases in revenues, could negatively impact our profitability.

We have experienced significant personnel and infrastructure growth since our inception, and are continuing this expansion to address potential market opportunities. For example, our strategy calls for us to expand the size of our outside and inside sales staff and increase our marketing and product development efforts to support a broader geographic reach and expanded product offerings. If these increases in personnel do not produce the intended growth in revenues, there can be no assurance that we will maintain profitability. Additionally, an increase in revenues will result in increased demands on our maintenance and support services professionals in order to maintain service quality. If we are unable to address sufficiently these additional demands on our personnel, operations, systems, procedures and resources, our profitability and growth might suffer.

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

As a result of the relatively low margins associated with the sale of hardware and the new introduction to the market of our Cloud Services Solutions, our Technology Solutions Segment and our Cloud Services Segment produce substantially lower gross margins than our Financial Management Applications segment. Our overall gross profit margin may be adversely affected if revenues of our Technology Solutions Segment rise as a percentage of total revenues, or our Cloud Services Segment does not achieve sufficient market penetration. In turn, this could result in reduced net income.

For the fiscal years ended December 31, 2010 and 2009, our Financial Management Applications Segment reported gross margins of 43.4% and 42.7%, respectively. In contrast, our Technology Solutions Segment for such periods reported gross margins of 14.3% and 15.0%, and our Cloud Services Segment reported gross margins of (65.2)% and 0.5%, respectively. Accordingly, an increase in hardware and related sales in our Technology Solutions Segment or increases in Cloud Services without a corresponding increase in margins, or other changes relative to software revenues in our Financial Management Applications Segment could harm our overall gross margin. A shift in our product mix toward lower margin products would adversely affect our overall profitability if increases in volume of lower margin products did not offset the effect of changes in product mix. A decline in margins may also be received negatively by investors. Since establishing our technology solutions business in 1999, we have seen an increase in the amount of hardware we have been able to sell. Hardware pricing is highly competitive and product life-cycles can be short. As market penetration and competition increase for these products, margins and sales of these products may decline. As current hardware based products mature, there can be no assurance that we will identify new products with equal margins or opportunities for greater volume to replace existing products.

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

Acquisitions also may impact our margins. In 2007 the decline in our Financial Management Applications margin was primarily driven by the addition of McAleer operations, and in 2008 by the ICS. Our overall margins have been driven lower by the impact of the Version3 acquisition. Each of these acquisitions have historically reported lower margins. The acquisition of a technology business, with its lower margins than our Financial Management Applications addition, could also decrease our margins significantly. We cannot predict the timing of acquisitions or the margins of those entities we may acquire, or their impact on our overall margins.

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

The current recession has adversely impacted our primary client base – education and local government customers - by reducing their revenues from various taxes. This could negatively impact the ability of such potential clients to purchase the Company’s products. Although increased appropriations for education under the 2009 Recovery Act could offset or even increase the ability of education and local government customers to purchase the Company’s products, much uncertainty surrounds how the funds are being distributed and into what areas they are being used, and how much funding may remain available. Accordingly, we cannot predict what impact, if any, the Recovery Act has had or will continue to have on our financial results.

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

In an attempt to jumpstart the economy, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“Recovery Act”) on February 17, 2009. The Recovery Act included spending for relief for state government and education budget shortfalls, and funding of specific initiatives including expanding educational opportunities. We expected the initiatives and incentives contained in the Recovery Act which relate to the education and local government market space would have a direct, positive impact on our financial results. However, it appears the Recovery Act has more likely defrayed the negative impact of budget shortfalls in our customer markets and has assisted us in maintaining better results on our revenue line than we might have experienced otherwise, rather than driving significant new business. Due to the uncertainties as to when the funds will be distributed; where, and how much might be available; what eligible projects we might be able to propose and win; and whether suppliers are capable of meeting the potential increase in demand, we cannot predict what impact, if any, the Recovery Act will have on our financial results.

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

Prior to February 11, 2005, we were a public shell with virtually no operations and had limited staff with highly technical accounting and public reporting expertise. In the first quarter of 2005, we entered into a complex merger and resumed public reporting of significant operations. Considerable additional effort is required to maintain and improve the effectiveness of disclosure controls and procedures and internal controls over financial reporting to meet the demands of a public reporting environment. Particularly, substantial additional resources are required in light of Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting beginning with our fiscal 2007 Annual Report on Form 10-K. These requirements have made it necessary for us to hire additional and more technical personnel and engage external resources. Public company requirements have increased our administrative costs and may reduce our profitability in future periods in comparison to our reported historical results.

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

We may discover and report weaknesses in our internal controls, or otherwise be unable to declare our internal control over financial reporting effective. Reporting deficiencies could harm our financial position, reduce investor confidence, cause a decline in the market price for our common stock and subject us to costly litigation.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud or report our internal controls effective, our results of operations could be misstated or our reputation may be harmed.

The Public Company Accounting Oversight Board (the “PCAOB”) has defined a material weakness as a “significant control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” A material weakness does not necessarily mean that a material misstatement has occurred or will occur, but that it could occur.

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

While we have declared our internal control over financial reporting effective as of and for the year ended December 31, 2010, we cannot assure you that the measures we have taken to date, or further measures, will ensure that we will be able to implement and maintain adequate controls over our financial processes and reporting to prevent any failure or deficiency. Any deficiencies or failures in internal controls or reporting deficiencies or failures could harm the financial position of our business, reduce investor confidence, cause a decline in the market price for our common stock, and subject us to costly litigation.

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

Software technology is characterized by rapid technological change and evolving industry standards that require continuous development and enhancements to our software applications. Significant resources, primarily in the form of salaries and benefits, are required to keep up with these changes. We are in the process of rewriting our financial management applications to take advantage of current technologies and develop and enhance cloud services. If we were to experience significant revenue reductions, our ability to implement these changes could be delayed or eliminated, eroding our competitive position and adversely affecting our revenues and financial condition.

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

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, to the fullest extent permitted by Delaware law, provide generally that the Company will indemnify, including the advancement of expenses, any director, officer, employee or agent of the Company who is, or is threatened to be made, a party to any action, suit or proceeding by reason of the fact he was acting as a director, officer, employee or agent of the Company. Any advancement of expenses is subject to the indemnified person undertaking to repay any advanced expenses later deemed to be improper. Such indemnification would cover the cost of attorneys’ fees as well as any judgment, fine or amount paid in settlement of such action provided that the indemnified party meets certain standards of conduct necessary for indemnification under applicable law and the provisions of the Amended and Restated Bylaws. Such indemnity may or may not be covered by officer and director liability insurance and could result in expense to the Company even if such person is not successful in the action. This provision is designed to protect such persons against the costs of litigation that may result from his or her actions on our behalf.

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

Our common stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board. As of March 21, 2011, only approximately 2,987 shares were held by non-affiliates and available for trading in the over-the-counter market. As a result, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions and the lack of coverage by security analysts and the news media of our company.

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

The raising of additional capital in the future may dilute your ownership in our company.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	refund our subordinated notes, which totaled $841 at December 31, 2010, or other indebtedness;

•	provide additional working capital to support revenue growth;

•	develop new services and products; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute your ownership percentage in our company.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

We have a total of 40,000 authorized shares of common stock, of which 7,052 shares were issued and outstanding as of March 21, 2011. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. Of our 40,000 authorized shares, we had reserved for issuance as of March 23, 2011, 7,354 shares of common stock relating to outstanding options and convertible preferred stock. An additional 697 shares of our common stock were reserved for issuance under our 2005 Incentive Compensation Plan as of such date. Also, we anticipate that we may issue common stock in acquisitions we may make pursuant to our business strategy. Any issuances relating to the foregoing would dilute your percentage ownership interests, which would have the effect of reducing your influence on matters on which our stockholders vote. They might also dilute the tangible book value per share of our common stock. In addition, the Series A Convertible Preferred stockholder and the five former shareholders of CSI – South Carolina have the right, so long as any of the Series A Convertible Preferred stock is still outstanding, to participate in any “funding” by the Company (including a sale of common stock) on a pro rata basis at 80% of the offering price, which right if exercised might dilute our net tangible book value per share.

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

A substantial number of shares of our common stock may be issued and subsequently sold upon the conversion of Series A Convertible Preferred Stock held by Barron and upon the exercise of warrants held by consultants. Of the 7,218 shares originally issuable under our Series A preferred stock, 6,740 shares remained to be issued as of March 21, 2011. In addition, the five former shareholders of CSI – South Carolina, four of whom are officers of the Company, held on such date 2,568 shares of common stock, which have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and are accordingly subject to the resale restrictions under such Act and Rule 144 thereunder. Outside directors also held 235 shares issued pursuant to our 2005 Incentive Compensation Plan, which are registered for sale under the Securities Act pursuant to a Form S-8 registration statement. There were also outstanding non-executive employee options to purchase approximately 510 shares of our common stock on March 21, 2011, executive officers held options to purchase 105 shares and consultants held 75 unregistered restricted shares and warrants to purchase 300 shares. Additionally, at March 21, 2011, there remained 697 shares of common stock which could be issued under our 2005 Incentive Compensation Plan. The sale of any or all of these shares could have an adverse impact on the price of our common stock, as could the sale or issuance of additional shares of common stock in the future in connection with acquisitions or otherwise.

The number of shares which may be sold by Barron is relatively large compared to the number of shares held by our management and our non-affiliated public shareholders. If one or more investors purchased a large number of shares from Barron, they may be able to effect a change of control of the Company.

As of March 21, 2011, our executive officers and directors held 2,298 shares of our outstanding common stock, representing approximately 32.6% of the total number of shares outstanding. Barron may sell up to 6,740 shares of common stock (of which, as of the date of this report, all are preferred shares which remain to be converted and sold). Barron is prohibited from converting preferred shares at any time Barron beneficially owns greater than 4.9% of our shares (except under limited circumstances involving significant acquisition transactions). However, an investor could acquire a significant number of shares and effect a change in control of us, including replacing our current management. Such an event might generate uncertainty and a loss of investor confidence.

Insiders currently hold a significant percentage of our stock and could limit your ability to influence the outcome of key transactions, including a change of control, which could adversely affect the market price of our stock.

As of March 21, 2011, approximately 29.3% or 2,049 shares of our common stock were held by our executive officers. Outside directors held 235 shares. Executive officers held options to purchase 105 shares and non-executive officer employees of the Company also held options to purchase approximately 510 shares. The former owners of Version3, now employees of the Company, held 1,767 shares. All of these shareholdings have the potential of solidifying control of the Company with insiders, and would likely limit the ability of any minority stockholders to influence the outcome of key decisions, including elections of directors.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We have leased the following properties:

•

CSI’s headquarters and Easley operations are located at 900 East Main St., Ste. T, Easley, SC 29640. CSI occupies approximately 32,163 square feet of the leased premises. The terms of the lease extend from April 2006 until March 2011, and the average cost per square foot increases over the term of the lease from $4.30/SF to $4.58/SF. The first extension is available from April 2011 until March 2016 at the rate of $5.75 per square foot. Subsequent to December 31, 2010, CSI elected to extend the lease through the first extension or until March 2016. A second five year extension is available from April 2017 until March 2022 at the rate of $5.75/SF plus the greater of 5% or shared operating expense.

•

A warehouse is located at 903 East Main St., Ste. A, Easley, SC 29640, where CSI occupied approximately 30,000 square feet at this leased premise. The terms of the lease extend from March 2010 until March 2011, and the average cost per square foot is $2.18.

•

The “Alabama Operations Center” is located at 650 Clinic Drive, Suite 1150, Mobile, AL 36688. CSI occupies approximately 11,110 square feet at this leased premises. The terms of the lease extend from March 2009 until June 2012, and the average cost per square foot at $12.75/SF. This lease does not include a provision for a lease extension.

•

The “NC Operations Center,” also known as “CSI-Greensboro,” was located at 8518 Triad Drive, Colfax, NC 27235. CSI occupies approximately 7,100 square feet at this leased premises. The terms of this lease extend from April 2008 until March 2011, at the rate of $11.25/SF. Subsequent to December 31, 2010, CSI elected to move its NC Operations Center to a new facility in Greensboro located at 5509-B West Friendly Avenue. In the new facility CSI occupies approximately 4,155 square feet. The terms of this lease extend from April 2011 until March 2014, beginning at the rate of $12.50/SF, subject to a rate increase of 3% annually. A second three year extension is available from April 2014 until March 2017 based on the same 3% rate increase annually.

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

Our common stock is traded in the over the counter market and is quoted on the OTC Bulletin Board. The high and low bids for each quarter of 2009 and 2010 are set forth in the chart below. The source of this information is the Finance page of www.yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Range of Common Stock Prices ($)

	High	Low
2009
1st Quarter	$0.93	$0.40
2nd Quarter	1.15	0.50
3rd Quarter	0.70	0.45
4th Quarter	0.68	0.40
2010
1st Quarter	$0.90	$0.55
2nd Quarter	0.80	0.51
3rd Quarter	0.75	0.26
4th Quarter	0.64	0.34

Source: http://finance.yahoo.com.

As of March 21, 2011, there were 7,052,052 shares of common stock outstanding and approximately 200 stockholders of record, and 6,739,736 shares of Series A Convertible Preferred Stock outstanding with one preferred stockholder of record. Of the total number of shares of common stock outstanding, 2,298,140 shares or 32.6% were held by directors and executive officers.

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

The Equity Compensation Plan information as of December 31, 2010 is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

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

Organization

Our business efforts are focused on three key operating segments: (i) internally developed financial management applications and related services and support (our “Financial Management Applications Segment”); (ii) applications development and integration primarily related to primarily cloud-based services and solutions (our “Cloud Services Segment”); and (iii) other technology solutions and related services and support (our “Technology Solutions Segment”).

Financial Management Applications Segment

Our initial internally developed software product was developed for financial management of public sector entities, primarily local government and kindergarten through grade 12 (“K-12”) organizations. The largest portion of our revenues are derived from the K-12 education market space, with local government being one of our fastest growing segments. Recently acquired products are also used in higher education. We may pursue other markets but currently they are not a substantial focus.

Our internally developed software efforts have grown to consist primarily of four product groups, the first of which is included in our Financial Management Applications Segment:

•	Fund accounting based financial management software

Our other internally developed software products groups, discussed further below, are reported as a part of our Cloud Services Segment:

•	Standards based lesson planning software

•	Identity and access management software

•	Cloud-based communication and collaboration solutions

Fund accounting based financial management software

Our initial and primary software product, fund accounting based financial management software, was developed for those entities that track expenditures and investments by “fund,” or by source and purpose of the funding. Our fund accounting software is used by public sector and not-for-profit entities. These organizations are primarily municipalities, school districts and local governments. Specific software modules include:

•	General (or “Fund”) Ledger;

•	Accounts Payable;

•	Accounts Receivable;

•	Purchasing;

•	Payroll;

•	Human Resources;

•	Inventory;

•	Utility Billing; and

•	Other specialty modules designed for government markets.

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

Staffing

Our Financial Management Applications Segment includes a staff of software developers, implementers, trainers, sales personnel and applications support specialists focused primarily on the development, sales, deployment and support of our “in-house” software products.

Margins

As in other competitive software businesses, the sales and support of software products developed for resale, coupled with few related hardware sales, support higher margins in the Financial Management Applications Segment (also referenced as “software and related services”). The sales of the Technology Solutions Segment (also referenced as “hardware sales and related services”) are typically at lower margins, due to the amount of hardware, a traditionally low margin product, included in those sales. See “ – Technology Solutions Segment – Margins” below for a detailed margins comparison of our Financial Management Applications Segment to our Technology Solutions Segment.

Cloud Services Segment

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

Identity and access management software

In August 2008, we acquired our Identity and access management solutions through our acquisition of Version3. Our identity and access management solutions provide single sign-on, application access management and provisioning based on Microsoft® Identity Lifecycle Management and Microsoft SharePoint deployments. While Version3 solutions are not solely designed for the education market segment, many recent projects have been directed to K-12 and higher education. Prior to the acquisition, CSI was a reseller of Version3 solutions. By joining forces with Version3, we have achieved synergies to expand sales efforts, enhance delivery efficiencies, and allow increased focus on new product development and enhancements to existing solutions. Version3’s solutions do not require the level of integration with local or state reporting as do our financial management products. As a result, the Version3 installations have already expanded to a national level and include a few international implementations.

Cloud-based communication and collaboration solutions

In August 2009 we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views. This solution was made available in the third quarter 2010.

In August 2010, we began the enhancement of our CSI@K12 communications and collaboration solutions with the addition of a hosted virtual Private Branch (or entity level) Exchange (PBX) systems services for Voice calls over Internet Protocol (“VoIP”). This is a solution whereby voice calls are communicated from internet protocol based phones and other end user devices over the internet to telecommunications infrastructure equipment at an off premise hosting location where they are linked to the switched (traditional) telecommunications networks (“Hosted VoIP”). The Internet or “World Wide Web” is also referred to as the “Cloud,” generally in the context of the medium through which off premise hosted hardware and software are accessed. Hosted (i.e., off customer premise) infrastructure used by customers by connecting to the hosted infrastructure through the Cloud (such as with our Hosted VoIP solution) is also referred to as a “Cloud Solution” and sometimes also referred to in the abbreviated form as the “Cloud.” Cloud solutions, including our Hosted VoIP solution, allow customers to purchase telecommunications switching and other hardware and/or software based solutions as a service rather than having to commit to the capital investment required for the purchase of on premise hardware or software. Cloud solutions allow customers to share, at some level, the cost of infrastructure with other customers who also subscribe to the same hosted or Cloud solutions.

Staffing

Our Cloud Services Applications Segment includes a staff of software developers, engineers, implementers, trainers, sales personnel and services support specialists focused primarily on the development, integration, sales, deployment and support of our cloud services products.

Margins

The sales and support of software-based products developed or integrated for resale as services, coupled with a smaller hardware component should support, when mature, higher margins in the Cloud Services Segment (also referenced as “software and related services”) than in the Technology Solutions Segment. We believe these margins may be somewhat lower than the Financial Management Applications Segment, due to the somewhat larger hardware component than for Financial Management Applications. See “ – Technology Solutions Segment – Margins” below for a detailed margins comparison of our Financial Management Applications Segment and Cloud Services Segment to our Technology Solutions Segment.

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

Staffing

In addition to our engineers, our Technology Solutions Segment includes a staff of sales persons, project managers and product specialists. Our Technology Solutions Segment also purchases and resells products from a variety of manufacturers including but not limited to Hewlett Packard, Cisco, Microsoft, Novell, Promethean and Tandberg, and supports our other two Segments, as needed.

Margins

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology Solutions Segment when compared to the Financial Management Applications Segment. With Cloud solutions including a larger hardware component than Financial Management Applications, but generally having some additional economies of scale compared to solutions in the Technology Solutions Segment, we anticipate that margins for the Cloud Services Segment will, once the new solutions in this segment gain traction, be somewhere mid-way between those for the Financial Management Applications Segment and the Technology Solutions Segment. Gross margins for the Financial Management Applications Segment were 43.4% for the 2010 fiscal year, while margins for the Technology Solutions Segment were 14.3% for the same period. Margins for the Cloud Services Segment, due to the initial development of new solutions without yet producing significant revenue, were (65.2)% for the 2010 fiscal year. Gross margin for the Financial Management Applications Segment was 42.7% for the 2009 fiscal year, while margin for our Technology Solutions Segment was 15.0%, and the margin for the Cloud Services Segment, was 0.5% for the same period.

We believe the combined efforts of our Technology Solutions Segment with that of our Financial Management Applications Segment and Cloud Services Segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see “— E. Financial Performance” below.

Strategy

While we report the business as three segments and use such information for analysis and decision making purposes, we also operate the business collectively, taking advantage of cross-selling opportunities. As a part of our financial management applications, Cloud services and technology solutions sales efforts we provide systems and software networking and integration services. These services also generate a significant amount of revenue by increasing demand for the computer hardware equipment we sell.

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

Seasonality

The Company’s operations are seasonal, being driven by its primary client base, K-12 schools, being closed or having significantly reduced operations during the summer months. At such time infrastructure and systems changes are less disruptive to their operations and so during such times they prefer to have a larger number of projects completed. As a result, and with the Company’s fiscal quarter corresponding to the calendar year, the results for the Company’s first and fourth quarters of each fiscal year when schools are in session are typically lower than the results for its second and third quarters, which contain the summer months when schools are closed or have significantly reduced operations.

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

We manage the Company with the goal of improving long-term value for our shareholders. Generally, we believe the opportunities for creating value have been better driven by reinvesting our capital in new products, acquisitions and organic growth. Accordingly, our current strategy is to remain independent and not to be acquired or merged. Further, we have not made any significant efforts to reduce investment in future revenue generating opportunities to provide higher short-term returns for better positioning for a sale or merger. We believe our value to any potential acquirer should include the value we anticipate seeing in future periods from the ongoing investment efforts we are making and should reflect the potential for future returns from those investments. However, we are contacted from time to time by a variety of interests, both acquiring companies, primarily competitors, and investment firms who are interested in exploring making an investment, acquiring or merging with our business. We continue to communicate with various parties with respect to future opportunities. However, the Company has not entered into agreements or understandings for any acquisitions or other strategic transactions which management deems material.

Our acquisition strategy is discussed in more detail under “Item 1. Business—G. Strategy – Market Penetration and Geographic Expansion Through Organic Growth and Acquisitions” and “—H. Acquisitions.”

B.	Recent Developments

New Product and Solutions Development

In August 2009 we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. This is an effort driven within our Version3 division, acquired in the fall of 2008. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class site and social media tools, delivered in a browser and native Microsoft Outlook access and views. This solution was made available in the second quarter of 2010. It is anticipated this solution will be more widely distributed following the 2010-2011 E-Rate season. E-Rate is a program which provides government matching funds, up to 90%, for schools located in more economically challenged, such as rural, areas. Funding begins in mid-summer following applications for funding in the spring.

We may commit approximately $1 million annually to develop this offering, including both research and development and capitalized development costs, as well as capital expenditures to develop and host certain functions related to this solution. In August 2010, we enhanced our CSI@K12 offering with the addition of Hosted VoIP services or virtual Private Branch (or entity level) Exchange (PBX) systems services for VoIP. The addition of voice communications to our CSI@K12 product is a natural extension of our branded communication and collaboration solutions offering, and provides the potential of tighter integration and improved security and management over these services through continued product and systems integration development. Like the email portion of our CSI@K12 offering, the hosted VoIP portion is also E-Rate fundable. We expect our margins on this portion of our solution to more closely resemble those of our other product offerings in our Financial Management Applications Segment than that of our Technology Solutions Segment.

With the addition of Hosted VoIP, our CSI@K12 solution combines our proprietary technology, using our internally developed communications and collaboration tools, with those of third parties to provide a product suite which offers solutions for both voice and data management. The solution set, coupled with our support and services, reduces the management overhead of these services to our customers while providing improved security and compliance for our customer base. The CSI@K12 solutions suite will continue to be enhanced through future additional development and product integration. The integration of voice to the CSI@K12 solution expands the communications functionality of the offering. Due to this offering being supported by third-party software and hardware implemented as a Cloud solution, we anticipate spending more than $1 million annually and potentially several million dollars in capital investment in software and hardware as sales of this solution grow. We anticipate providing services under this solution in the second quarter of 2011. We anticipate we will recover these investments within a three to five year period.

The CSI@K12 solution is not currently a significant revenue generator. However, the hosted email and VoIP portions of the solution are eligible for the first priority (“priority one”) level of funding under E-Rate—the federal program providing funding for telecommunications, internet access and internal connections for schools. The percentage of a project funded by contributions from E-Rate is based on the percentage of students participating in a subsidized lunch program, due to their being in lower income households. Schools and districts that have a high free and reduced lunch rate count receive a higher percentage of contributions from E-Rate funds to help fund their qualifying projects than do those with a lower count. We believe eligibility for priority one funding coupled with the need for the functionality the product delivers will create revenue growth opportunities in future years. Prior to offering the CSI@K12 solution, CSI’s solutions which were E-Rate eligible were only eligible at priority level two. Priority one projects are considered more important and are funded prior to considering priority level two projects. Thereafter, priority two projects are funded until E-Rate funds have run out, leaving many more potential two projects unfunded, than for priority one. For a more detailed discussion of the E-Rate program, refer to the risk factor relating to E-Rate disclosed in “Item 1A. Risk Factors.”

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

As a result of the impact of the recession on our customers, beginning in 2009 we saw a moderate increase in the amount of projects postponed or changed as a result of customer budget cuts. A potential indicator of ongoing business health — the value of quoting activity and incoming service orders received — has held steady and at times exceeded modestly that of the recent past. However, we have seen additional scrutiny in the purchase process increase the timeframe significantly from quoting to receiving purchase orders for new projects and software orders. In light of the current economic climate, and given that our governmental client base generally lags the private sector both in feeling the impact of an economic downturn and benefit from a recovery due to the delay in tax collection cycles, we see significant uncertainty through 2011. Our financial results, including revenues and profitability, will hinge significantly on the mix between the actual impact from decreased customer budgets and our ability to acquire new accounts and increase penetration in existing accounts and with new products. We cannot predict what impact this change in mix, if any, will have on our financial results.

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“Recovery Act”). The Recovery Act was an attempt to jumpstart an economic recovery. Among other spending initiatives, it included spending for expanding educational opportunities (“Stimulus”). Millions of dollars have been made available to the education market space, including more than $846 million in Stabilization funds, Title I and IDEA (Individuals with Disabilities Education Act), E2T2 (Enhancing Education Through Technology), etc. for South Carolina alone. (South Carolina is the state where CSI was founded and which continues to be our largest source of revenue. South Carolina amounts are per tables by state available at the U.S. Department of Education’s www.ed.gov website and are for use over the next two school years.)

We expected the initiatives and incentives contained in the Recovery Act which relate to the education and local government market space would have a direct, positive impact on our financial results. However, it appears the Recovery Act has more likely defrayed the negative impact of budget shortfalls in our customer markets and has assisted us in maintaining better results on our revenue line than we might have experienced otherwise, rather than driving significant new business. Due to the uncertainties as to how the funds are being distributed and for what areas they are being used; where, and how much might remain available; what eligible projects we might be able to propose and win; and whether suppliers are capable of meeting the potential increase in demand, we cannot predict what impact, if any, the Recovery Act has had or will continue to have on our financial results. Once all Stimulus funding is used or expires, our clients may experience additional budgetary pressure until they participate in any economic recovery, which has typically been on a delayed basis compared to the private sector.

Due to the uncertainty created by the current economic environment, we took precautionary measures in the first quarter of 2009 to control costs. Late in the second quarter of 2009, we reduced our labor force by approximately 10% to more closely align with adjusted revenue expectations in light of the economic climate coupled with potential continued delays in Stimulus spending. These reductions reduced our expenses by about $300 per quarter on a (pre-tax) go forward basis. Because of our labor force reduction, our results for the first and second quarters of 2010 were significantly improved over the prior year. Due to the reduction in force occurring in the second quarter of 2009, the force reduction did not contribute significantly to improved results in the fourth quarter of 2010 versus 2009. However, we have made additional investment in new technologies and sales focus which has offset some of these savings. We believe these investments are prudent in light of the returns we anticipate particularly in connection with an economic recovery.

Through the last half of 2009 and the first half of 2010 we saw only a limited number of deals for which the funding could be readily tied to Stimulus sources. As a result, we continue to plan and budget without regard to any potential benefit from the Stimulus. We may take further actions in 2011 to reduce costs depending on our continued monitoring of our financial results. These could include employee furloughs, deferral of replacements for personnel attrition, or if not otherwise avoidable, reducing headcount beyond attrition. While we plan to take such actions based on our monitoring of our ongoing results, we cannot predict those results or the timing, number or dollar impact of cost reduction efforts we may take or the impact such efforts may have on our financial results.

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

As a result of cost reduction efforts we made in the first and second quarters of 2009, we previously disclosed prior to the end of our and second quarters of 2010 our expectations that our bottom line performance for the first and second quarters of 2010 would be better than the same quarters of the prior year, and we did see improvement. Also, following the third quarter of 2010, we reported that we expected to report a profitable year, which we did. However, because: 1) we currently have no plans for further reduction in labor force, primarily as a result of the continued investment we are making in connection with CSI@K12 (and most recently adding a Hosted VoIP offering), and with organic expansion of our technology solutions in our expanded marketplace following our acquisitions (primarily Alabama); 2) we have experienced a slowdown in the time from quoting to receiving orders, 3) we are uncertain what, if any, stabilization of budgets has occurred as a result of Stimulus funding, or what change in budget conditions may exist following the full use or expiration of Stimulus funding; (4) our continued investment in new product offerings in the midst of a challenging economic environment, and (5) the factors noted above under “-Impact of Recovery Act;” we are providing no guidance for 2011 at this time.

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 to our audited consolidated financial statements for the year ended December 31, 2010. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

Disclosure Regarding Segments

The Company reports its operations under three operating segments: the Financial Management Applications Segment, the Cloud Services Segment and the Technology Solutions Segment. See “-A. Introduction – Products and Services” and “-Organization” for more detailed discussions regarding our segments.

Revenue recognition

Software License Revenues

Software revenues consist principally of fees for licenses of our CSI Accounting+Plus software product, service and training. We recognize all software revenue using the residual method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, “Software – Revenue Recognition” (“ASC 985-605”). Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the vendor specific fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in ASC 985-605 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, we defer all revenue from the arrangement until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

Warranties

Our suppliers generally warrant the products distributed by us and allow returns of defective products, including those that have been returned to us by its customers. We do not independently warrant the products we distribute, but we do warrant our services with regard to products that we configure for our customers and products that we build from components purchased from other sources. Warranty expense is not material to our consolidated financial statements.

Long-Lived Assets

Capitalization

Expenditures for major renewals or betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value.

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of such property and equipment.

Computer Software Costs and Amortization

Computer software costs consist of internal software production costs and purchased software products capitalized under the provisions of ASC 985-20-25.

Costs in the research and development of new software products where the technological feasibility is unknown and enhancements which do not prolong the software life or otherwise increase its value, are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three to four years, using the straight-line method. Much of our software development efforts related to our fund accounting and lesson planning products focus on the implementation of known, technological capabilities applied to common business processes to enhance our existing products. Historically, to date, through our Financial Management Applications Segment, we have spent no material efforts on technological innovation for which the feasibility has been unknown. However, as a result of our acquisition of the more complex Version3 products in the latter part of 2008, and related to efforts to expand those and develop additional product offerings where the technological feasibility is not readily known, we are now increasing our efforts toward research and development and record the costs of such efforts separately, as research and development, on the face of our consolidated financial statements.

Goodwill and Other Intangible Assets

The Company follows the provisions prescribed by FASB ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) in our accounting and reporting for goodwill and other intangible assets.

The “Intangibles – Goodwill and Other” topic of the FASB ASC eliminates the requirement to amortize intangible assets with an indefinite life, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition indefinite-lived intangible assets. In accordance with the “Intangibles – Goodwill and Other” topic of the FASB ASC, we do not amortize indefinite-lived intangible assets (e.g., corporate trademarks for which planned use is indefinite). We evaluate the remaining useful life of intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its remaining estimated useful life. Amortizable intangible assets (e.g., product trademarks) are amortized on a straight-line basis over six years or the life of the product, whichever is shorter.

In addition, as required under “Intangibles – Goodwill and Other” topic of the FASB ASC, we perform annual tests for impairment of our indefinite-lived intangible assets. Our indefinite-lived intangible assets consist of values assigned to certain trademarks and other intangibles we have developed or acquired.

Stock based compensation

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan. The Company accounts for stock based compensation using the fair value method prescribed in FASB ASC 718-10-10-2 and related interpretations, which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of the shares granted.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 12 to our consolidated audited financial statements for the year ended December 31, 2010 and under “— F. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements.

D.	Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29 which clarifies existing disclosure requirements for public entities with business combinations that occur in the current reporting period. The ASU stipulates that if an entity is presenting comparative financial statements, revenue and earnings of the combined entity should be disclosed as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The ASU also expands the supplemental pro forma disclosures required by ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance may impact our comparative financial statements and required pro forma disclosures in years when business combinations occur that are material, individually or in the aggregate, and that have acquisition dates of January 1, 2011 or later.

In December 2010, FASB issued ASU No. 2010-28 which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Management does not expect the adoption of this guidance to have a material impact on the results of operations or liquidity of the Company.

In July 2010, FASB issued ASU No. 2010-20, which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The amended guidance is effective for activity and period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The Company is currently evaluating the amended guidance and expects that it may impact its disclosures in future periods, but otherwise will not have a significant effect on its consolidated financial statements.

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

In April 2010, FASB issued ASU No. 2010-13, concerning stock compensation awarded in the currency of which the underlying equity security trades. The ASU codified the consensus reached in EITF Issue No. 09-J. The amendments to the codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate it will have a material impact on our results of operations or financial condition.

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

In January 2010, FASB issued ASU No. 2010-06, concerning disclosures about fair value measurements. The ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in the codification. The FASB’s objective is to improve these disclosures and thus increase the transparency in financial reporting. Specifically, ASU 2010-06 amends the codification to now require (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently evaluating the impact of the adoption of this guidance but does not anticipate it will have a material impact on our results of operations or financial condition.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

E.	Financial Performance

Overview of Financial Performance – Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.

Our revenues for the 2010 fiscal year were $52.7 million, $0.9 million or 2% higher than revenues for the 2009 fiscal year. The increase was driven by a $1.2 million or 3% increase in our Technology Solutions Segment and a $0.1 million increase in our Financial Management Applications Segment, partially offset by a $0.4 million or 28% decrease in our Cloud Services Segment.

The gross profit for 2010 was $10.7 million, $0.6 million or 5% below the prior year. The decrease was due to a $0.6 million decrease in the Cloud Services Segment, combined with a $0.1 million or 2% decrease in the Technology Solutions Segment. The decrease was partially offset by a $0.1 million or 2% increase in gross profit for the Financial Management Applications Segment. The gross margin was 20.4% for 2010 and 21.9% for 2009. The decrease in margin for the year was primarily attributable to reduced gross profit in the Cloud Services segment, combined with a slight decrease in margin in the Technology Solutions Segment. Overall, the Financial Management Applications Segment reported a 43.4% margin in 2010 versus 42.7% in 2009, the Technology Solutions Segment reported a 14.3% margin in 2010 versus 15.0% in 2009, and the Cloud Services Segment reported (65.2)% gross margin in 2010 versus 0.5% margin in 2009.

Operating income increased $0.1 million, or 9% to $1.1 million for 2010 compared to operating income of $1.0 million for the 2009 year. The increase in operating income resulted from a $0.6 million decrease in gross profit and a $0.7 million decrease in operating expenses. Operating expenses decreased primarily as a result of reduced Research and Development for the Cloud Services Segment, reduced Selling and Other general and administrative costs as a result of the reduction in workforce in May 2009, and reduced stock based compensation to investor relations consultants.

Net income increased $0.2 million or 56% to $0.5 million. The increase was primarily related to the $0.1 million increase in operating income and a decrease in interest expense.

Results of Operations

Year Ended December 31, 2010 Versus Year Ended December 31, 2009

The following table and discussion set forth the change in sales and the major items impacting the change in operating income for the year ended December 31, 2010 compared to the year ended December 31, 2009.

	Year Ended
	December 31, 2010	December 31, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$52,673	$51,817	$856
GROSS PROFIT	10,735	11,340	(605)
OPERATING INCOME	1,125	1,036	89

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			856
Cost of sales excluding depreciation, amortization, and capitalization			(2,116)
Depreciation and amortization			(14)
Capitalization of software costs			669

			(605)

Operating Expenses:
Research and development			145
Selling costs			225
Marketing costs			(93)
Professional and legal compliance, and litigation related costs			117
Stock based compensation			2
Acquisition expenses			76
Depreciation and amortization			92
Other general and administrative expenses			130

			89

Revenue

Our revenues for the 2010 fiscal year were $52.7 million, $0.9 million or 2% higher than revenues for the 2009 fiscal year. The increase was driven by a 3% increase in our Technology Solutions Segment, partially offset by a 28% decrease in our Cloud Services Segment. Financial Management Applications Segment revenues had a slight increase in revenues. The increase in Technology Solutions Segment revenues was due to an increase in personal computer and infrastructure equipment sales and partially offset by a decline in interactive classroom product and services revenues and reseller commissions. The increase in Financial Management Applications Segment revenues was due to an increase in software support revenues, partially offset by reduced new software sales and services. Cloud Services Segment new software and services sales decreased, partially offset by an increase in recurring support revenues.

Gross Profit

Gross profit for 2010 decreased $0.6 million, or 5%, to $10.7 million. This decrease was driven primarily by the decreased gross profit by the Cloud Services Segment, due to reduced revenues from a larger number of smaller average size deals in that segment, and the Technology Solutions Segment, due to decreased interactive classroom services performance and reseller commissions. The decrease was partially offset by an increase in gross profit from the Financial Management Applications Segment due to increased profit from support services. Gross margin decreased from 21.9% in 2009 to 20.4% in 2010. The decrease in margin for the year was mostly attributable to the Cloud Services Segment, which declined from a 0.5% margin to a (65.2)% margin because of an increase in cost of sales related to the development of the CSI@K12 solution, and a decrease in revenues from fewer deals of larger average sizes. The Technology Solutions Segment gross margin decreased from 15.0% in 2009 to 14.3% in 2010 due to unfavorable changes in product mix toward resold hardware, primarily personal computers and away from commissioned personal computer sales (revenue for business referrals, which has no direct cost component). The decline also resulted from less interactive classroom services revenues while costs remained relatively flat with reduced efficiency from handling smaller average order sizes than in the prior year. The Financial Management Applications Segment gross margin increased from 42.7% in 2009 to 43.4% in 2010 due to a slight increase in revenues mostly from increased support sales, and a decrease in cost of sales from the continued impact of the prior year reduction in force.

Operating Expenses

Operating expenses were $9.6 million for 2010, a decrease of $0.7 million, or 7%, from the same period of the prior year. The decrease was primarily a result of the reduction in workforce from May 2009, impacting selling costs and other general and administrative costs. The decrease also resulted from reduced research and development costs, as more product development costs are being capitalized due to being in later stages of the CSI@K12 project where technological feasibility of most related programming areas is known. Also, stock based compensation decreased from the prior year due to the issuance of warrants to an investor relations firm occurring in 2009, with no such issuance in the current year.

Operating Income

We recorded operating income for 2010 of $1.1 million, an increase of $0.1 million, or 9%, compared to the operating income in 2009. The increase was due to the impact of the $0.7 million decrease in operating expenses, partially offset by the $0.6 million decrease in gross profit.

Segment Information

Financial Management Applications Segment

	Year Ended
	December 31, 2010	December 31, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$13,652	$13,585	$67
GROSS PROFIT	5,929	5,800	129
OPERATING INCOME	2,423	1,782	641

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			67
Cost of sales excluding depreciation, amortization, and capitalization			(118)
Depreciation and amortization			(21)
Capitalization of software costs			201

			129

Operating Expenses:
Selling costs			265
Marketing costs			49
Depreciation and amortization			44
Other general and administrative expenses			154

			641

Financial Management Applications Segment sales increased as a result of increased support services partially offset by decreases in new software and services sales.

Cost of sales excluding depreciation, amortization, and capitalization increased due to an increase in software development costs in order to advance the development of the SmartFusion accounting software. These costs were offset by an increase in capitalization of software costs for the SmartFusion software. Selling costs, Marketing costs, Depreciation and amortization and Other general and administrative costs all decreased primarily from the May 2009 reduction in workforce.

Cloud Services Segment

	Year Ended
	December 31, 2010	December 31, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$954	$1,319	$(365)
GROSS PROFIT (LOSS)	(622)	7	(629)
OPERATING INCOME	(1,967)	(1,351)	(616)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING LOSS
Gross Profit:
Sales			(365)
Cost of sales excluding depreciation, amortization, and capitalization			(738)
Depreciation and amortization			6
Capitalization of software costs			468

			(629)

Operating Expenses:
Research and development			145
Selling costs			(63)
Marketing costs			(60)
Depreciation and amortization			49
Other general and administrative expenses			(58)

			(616)

Cloud Services Segment sales decreased as a result of reduced new software and services from deals being of smaller average dollar sizes, and with little revenues realized yet from the new solutions offerings of Hosted email and VoIP. This increase was partially offset by an increase in support sales.

Cost of sales excluding depreciation, amortization, and capitalization increased due to an increase in software development costs from the increased development of the CSI@K12 solution. These costs were partially offset by an increase in capitalization of software costs for the CSI@K12 solution. Research and development costs decreased as a result more costs being capitalized as the CSI@K12 project matures. Selling costs, Marketing costs, and Other general and administrative costs all increased due to the additional investment in selling the newer CSI@K12 and Hosted VOIP solutions.

Technology Solutions Segment

	Year Ended
	December 31, 2010	December 31, 2009	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$38,067	$36,913	$1,154
GROSS PROFIT	5,428	5,533	(105)
OPERATING INCOME	1,146	1,277	(131)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			1,154
Cost of sales excluding depreciation, amortization, and capitalization			(1,260)
Depreciation and amortization			1

			(105)
Operating Expenses:
Selling costs			23
Marketing costs			(82)
Depreciation and amortization			(1)
Other general and administrative expenses			34

			(131)

Technology Solutions Segment sales increased as a result of an increase in personal computer sales, infrastructure and engineering services and support. These increases were partially offset by decreases in interactive classroom product and related services and technology reseller commissions.

An increase in Technology Solutions Segment Cost of sales accompanied the increase in technology revenues for the related products and services. The cost of sales increase also resulted from reduced efficiencies for interactive classroom solutions installations with smaller average order sizes than in the prior year. Selling costs and Other general and administrative costs decreased primarily from the May 2009 reduction in workforce. These decreases were partially offset by an increase in marketing costs due to the reallocation of existing personnel to focus more on marketing efforts.

The following table summarizes the segment information discussed above and reconciles them to the consolidated amounts reported and previously discussed. The table also presents the segment assets information. Changes in segment assets came primarily from the following:

•

Segment assets in the Financial Management Applications Segment increased due to an increase in cash, accounts receivable, and income tax receivable, partially offset by a decrease in capitalized software costs due to the amortization of capitalized software from the acquisitions (McAleer and ICS).

•	Segment assets in the Cloud Services Segment increased due to increases in capitalized software costs and property and equipment due to the investment being made in this segment during 2010.

•

Segment assets in the Technology Solutions Segment decreased due to a decrease in inventory which was driven by reduced interactive classroom sales. This decrease was partially offset by increases in cash and accounts receivable.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Year ended December 31, 2010
Net sales and service revenue	$13,652	$954	$38,067	$52,673
Gross profit (loss)	5,929	(622)	5,428	10,735
Segment income (loss)	2,423	(1,967)	1,146	(*	)
Segment assets	9,557	2,563	7,807	19,927

Year ended December 31, 2009
Net sales and service revenue	$13,585	$1,319	$36,913	$51,817
Gross profit	5,800	7	5,533	11,340
Segment income (loss)	1,782	(1,351)	1,277	(*	)
Segment assets	8,329	2,005	8,436	18,770

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Income (GAAP measure):

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

	December 31, 2010	December 31, 2009
Segment income (loss):
Financial Management Applications Segment	$2,423	$1,782
Cloud Services Segment	(1,967)	(1,351)
Technology Solutions Segment	1,146	1,277

TOTAL SEGMENT INCOME	1,602	1,708

Less: merger-related and compliance costs
Stock compensation – non-cash	(48)	(165)
Acquisition costs	—	(2)
Professional and legal compliance and litigation related costs	(429)	(505)

OPERATING INCOME Per consolidated Statements of Income	$1,125	$1,036

Interest and Other Income and Expenses

Other expenses decreased approximately $0.2 million from $0.4 million in 2009 to $0.2 million in 2010. This decrease was due to the decrease in interest expense. Interest expense was approximately $0.2 million in 2010, down approximately $0.2 million compared to 2009. This decrease resulted from significantly lower borrowings on the line of credit due to improved accounts receivable collections, and due to repayments on the subordinated notes made in June of 2010 and thereafter in accordance with the payment plan arranged. As of December 31, 2010, we had no outstanding draws under our bank credit facility. We also had outstanding long-term bank debt, including current portion, of $1.1 million bearing interest at 2.76% (LIBOR plus 2.50%) and outstanding subordinated notes payable to Barron and the five former CSI-South Carolina shareholders totaling $0.8 million and bearing interest at 15.0%.

Income Taxes

Income taxes were recorded as an expense of approximately $0.4 million in 2010, a slight increase from 2009. The increase was due to a higher pre-tax income of approximately $0.2 million compared to 2009. The effective tax rate was driven down by a decrease in the amount of non-deductible items such as meals and entertainment compared to the prior year, not in dollars, but as a percentage of pre-tax income.

Net Income and Earnings Per Share

Net income increased $0.2 million or 56% from $0.3 million in 2009 to $0.5 million in 2010. The increase in net income over the prior year was driven by the decrease in operating costs contributing to the increase in operating income, combined with decreased interest expense, partially offset by reduced gross profit.

Basic earnings per share increased from $0.05 in 2009 to $0.07 in 2010. The increase resulted primarily from the increase in net income, partially offset by an increase in the number of weighted average shares outstanding. Weighted average shares increased because of issuance of shares to non-employee directors and investor relations consultants. Fully diluted earnings per share increased from $0.02 per share in 2009 to $0.03 in 2010. The increase resulted primarily from the increase in net income, combined with a slight decrease in the weighted average shares outstanding, due to the forfeiture of shares held in escrow from the performance of the Version3 acquisition being under the prescribed performance benchmark for release of additional shares in connection with the original acquisition agreement.

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

Cash Flows

For the year ended December 31, 2010, we had an increase of $1.6 million in cash and cash equivalents from improved collections and the continual pay down of debt following our acquisitions in 2007 and 2008. For the year ended December 31, 2009, we had no significant increase in cash and cash equivalents with no significant cash on hand and a smaller pay down of debt compared to 2010. Since the time of the reverse merger in 2005 we have operated in most periods without cash on hand and in reliance on a revolving line of credit facility to fund our day to day working capital needs and the cash portion of the purchase of acquisitions.

Cash from Operating Activities

Cash provided by operating activities totaled $4.5 million for the year ended December 31, 2010, compared to cash provided by operating activities of $7.8 million for the year ended December 31, 2009. The decrease was due primarily to significant collection activity in 2009 compared to that of 2010. At the end of 2008, collections were slower from larger product volume and service bundled deals collected on completion and higher federally funded balances for which processing and receipt of government payments is slower and, accordingly, the balance in receivables was much higher at the beginning of 2009 than at the beginning of 2010. This resulted in significantly more collections in early 2009.

Significant changes at December 31, 2010 since the prior year end to Balance Sheet items related to operating activities are as follows:

The increase in accounts receivable of $1.1million was due to increased billings through December 31, 2010 as compared to the amounts billed prior to December 31, 2009. The decrease in inventories was due to more sales of interactive classroom products than inventory purchases since December 31, 2009. An effort was made to reduce inventory carrying amounts, given lower annual interactive classroom products sales in 2010 compared to 2009. Accounts payable increased primarily due to the timing of larger purchases for projects in progress before December 31, 2010 than compared to December 31, 2009. The increase in deferred revenue was due to increased support agreement billings for all software and technical support agreements.

Cash for Investing Activities

Cash used for investing activities totaled $2.6 million for the year ended December 31, 2010, compared to $1.5 million for the year ended December 31, 2009. The $1.1 million increase was due to increased capitalization of software costs because of the CSI@K12 development and increased purchases of equipment to support the CSI@K12 solution. On the balance sheet, since year end 2009, capitalized software costs and property and equipment have increased due to the CSI@K12 development. Other intangible assets declined as a result of no increase in other intangible assets with no new acquisitions, and the effect of ongoing depreciation and amortization. Goodwill also remained flat with no acquisition activity.

Cash for Financing Activities

Cash used for financing activities totaled to $0.3 million for the year ended December 31, 2010, compared to cash used for financing activities of $6.3 million for the year ended December 31, 2009. The decrease in cash used for financing activities of $6.0 million was due to a significant repayment on the line of credit in the first quarter of and throughout 2009 being much greater than that in 2010. The repayment on the line of credit in 2009 was due to a significant balance existing on the line and in receivables at the end of 2008 from slower collections late in 2008 and collections in early 2009. In contrast, there were no repayments on a net basis on the line of credit during 2010, since any amounts borrowed were repaid in the same year. Also, net repayments on notes payable and subordinated notes collectively totaled $0.3 million in 2010. Net repayments were comprised of a $1.0 million repayment of sub-debt and a $0.3 million repayment on our equipment note which was offset by $1.0 million of new borrowings under our equipment facility. The new equipment note borrowings were used to refinance equipment investments, primarily in CSI@K12, over a longer period where it is anticipated returns on those investments will be realized. This compares to $0.7 million in equipment note repayments in 2009.

Off-Balance Sheet Arrangements

As of December 31, 2010, and for the prior reporting periods, CSI had no off-balance sheet instruments.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Years Ended December 31, 2010 and 2009

EBITDA increased just slightly for the year ended December 31, 2010 to $3.46 million, compared $3.45 million reported for the same period in 2009. The EBITDA increase was primarily due to the $0.1 million increase in operating income over the prior year. This increase was offset by a lesser add back for decreased depreciation and amortization in 2010. Adjusted EBITDA for the year ended December 31, 2010 decreased by 3% or $0.1 million to $3.5 million, compared to $3.6 million for the prior year. The decrease was due to an additional $0.1 million of stock based compensation add-back for 2009.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted EBITDA is provided below:

	Year Ended December 31,
	2010	2009
Reconciliation of net income per GAAP to EBITDA and Adjusted EBITDA:
Net income per GAAP	$453	$290
Adjustments:
Income tax expense	433	354
Interest expense, net	231	388
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	833	867
Amortization of software development costs	1,508	1,552

EBITDA	3,458	3,451

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	48	165

Adjusted EBITDA	$3,506	$3,616

Credit Arrangements

Prior to our going public through the reverse merger, we funded operations through cash flow from operations. In our 2005 reverse merger, which took the CSI operations public, substantially all of our cash was distributed to the founders in exchange for ownership. Due to continued acquisition activity and the recapitalization of the Company in connection with its going public through a reverse merger, the Company frequently has no excess cash and relies on its $8.0 million line of credit facility with its bank to fund its working capital and other funding needs. Accordingly, we now use primarily our working capital facility and term loans to fund our operations. See Note 7 to our audited consolidated financial statements for the year ended December 31, 2010 for details of recent activity under and terms of these facilities.

Our current credit facilities consist of:

•

$8.0 million revolving line of credit, of which there was $0 drawn and $5.4 million available December 31, 2010, which bears interest at LIBOR plus 2.5% and matures June 30, 2012. The $8.0 million includes a temporary $1.0 million increase which will be reduced by $200 annually each January 31, beginning 2011 through 2015. It was provided in consideration of our pay down of $0.9 million on our subordinated notes, with a draw on the line, not impacting our prior ability to access $7.0 million of working capital via the line;

•

$1.1 million equipment note, of which approximately $1.1 million was outstanding at December 31, 2010, which bears interest at LIBOR plus 2.5%, and has a two and one-half year amortization maturing in April 2013; and

•

$2.3 million in subordinated notes to Barron Partners and the five founding shareholders, of which $0.8 million remained outstanding at December 31, 2010, which bear interest at 15% and mature no later than January 1, 2018. The notes are subordinated to our bank lender with whom we have our line of credit.

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

Factors Affecting Capital Needs and Resources:

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	our operating cash flow;

•	$5.4 million available to our operations at December 31, 2010, under our $8.0 million line of credit;

•	the anticipated level of capital expenditures for 2011 of $1.6 million;

•	estimated purchase commitments with suppliers;

•	capitalized software development costs of approximately $1.9 million;

•	our scheduled debt service on senior term borrowings;

•	repayment of our subordinated notes; and

•	potential future acquisitions.

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

On November 5, 2010, we refinanced our equipment note increasing it by $1.0 million to approximately the same amount to which it was previously increased and refinanced. The purpose of the increase was to refinance our recent capital expenditures originally financed by draws on our line of credit, to match the period over which they are generally used and to replenish working capital availability under the line for these purchases. The terms of the equipment note, including payment and interest, remained the same as with the prior refinance.

Capital Expenditures and Software Development Costs

We currently anticipate that our capital needs for 2011 will principally consist of $1.9 million for software development and $1.6 million for capital expenditures. The increase in capital expenditures is anticipated in connection with a growth in revenues for Hosted VoIP and the infrastructure needed to support such growth. This need could be significantly higher or lower dependent on the actual growth achieved in this new product area and should relate directly to revenues and profitability for this solution area. Unlike our past investments in capital expenditures, which have been primarily small to support internal administrative and customer support needs, this investment will be more directly linked to the number of customers we onboard to use this solution. We generally fund equipment purchases through our line of credit but periodically finance or refinance such purchases over a longer period, typically around three years to coincide with the longer-term nature of the relationships with customers and return on investment timeline under such solutions.

For the year ended December 31, 2010, we capitalized approximately $1.8 million of software development costs and $0.9 million in capital expenditures. We plan to fund 2011 needs for these items through cash flow from operations and draws under our bank line of credit or longer term borrowings such as our equipment note. The Company also considers leasing of capital equipment as a financing option, to the extent terms are reasonable in comparison to other financing options, and particularly where there may be a benefit related to the costs of administration of the equipment, particularly with regard to its disposal. The Company currently leases a number of vehicles for the sales people and engineers who are on the road due to the cost-effective nature of the program in comparison to the costs of paying standard mileage rates for a high level of travel, and considering the low cost of outsourced administration through the program.

Purchase Commitments

The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. In prior years we have had purchase order commitments to Promethean, one of our major suppliers, for interactive whiteboard inventory purchases of in excess of $12.0 million. We may receive and agree to, but have not yet committed to any amounts for 2011. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Subordinated Promissory Notes

At December 31, 2010, subordinated promissory notes payable to shareholders totaled approximately $0.8 million. On June 25, 2010, we entered into an extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

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

In addition to Barron, which owns all of our preferred stock, the Subordinated Notes are held by the five shareholders of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation. Four of these note holders are currently executive officers of the Company, and include: Nancy K. Hedrick, President and Chief Executive Officer; Thomas P. Clinton, Senior Vice President of Strategic Relationships; Beverly N. Hawkins, Senior Vice President of Product Development; and William J. Buchanan, Senior Vice President of House Accounts. The fifth holder, Joe G. Black, formerly served as chief financial officer of the Company. The Extension and the related restructuring of the Subordinated Notes were approved by the Company’s three outside directors, none of whom have any interest in the Subordinated Notes.

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

G.	Forward-Looking Statements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Computer Software Innovations, Inc.

Easley, South Carolina

We have audited the accompanying consolidated balance sheets of Computer Software Innovations, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Software Innovations, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years then ended in conformity with United States generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 24, 2011

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,578	$—
Accounts receivable, net	8,681	7,587
Inventories	558	2,628
Prepaid expenses	159	140
Taxes receivable	284	32

Total current assets	11,260	10,387

PROPERTY AND EQUIPMENT, net	1,033	732
COMPUTER SOFTWARE COSTS, net	2,844	2,573
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	2,359	2,647

Total assets	$19,927	$18,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,600	$2,229
Deferred revenue	8,014	7,790
Deferred tax liability	693	445
Bank line of credit	—	—
Current portion of notes payable	456	505
Subordinated notes payable to shareholders	58	1,750

Total current liabilities	11,821	12,719

LONG-TERM DEFERRED TAX LIABILITY, net	226	144
NOTES PAYABLE, less current portion	618	—
SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS, less current portion	783	—

Total liabilities	13,448	12,863

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,740 shares issued and outstanding	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,558 and 6,448 shares issued and outstanding, respectively	7	6
Additional paid-in capital	9,249	9,075
Accumulated deficit	(2,700)	(3,153)
Unearned stock compensation	(84)	(28)

Total shareholders’ equity	6,479	5,907

Total liabilities and shareholders’ equity	$19,927	$18,770

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	For the Years Ended December 31,
	2010	2009
REVENUES
Financial Management Applications Segment	$13,652	$13,585
Cloud Services Segment	954	1,319
Technology Solutions Segment	38,067	36,913

Net sales and service revenue	52,673	51,817

COST OF SALES
Financial Management Applications Segment
Cost of sales, excluding depreciation, amortization and capitalization	7,566	7,448
Depreciation	117	109
Amortization of capitalized software costs	1,184	1,171
Capitalization of software costs	(1,144)	(943)

Total Financial Management Applications Segment cost of sales	7,723	7,785

Cloud Services Segment
Cost of sales, excluding depreciation, amortization and capitalization	1,802	1,064
Depreciation	63	12
Amortization of capitalized software costs	324	381
Capitalization of software costs	(613)	(145)

Total Cloud Services Segment cost of sales	1,576	1,312

Technology Solutions Segment
Cost of sales, excluding depreciation	32,536	31,276
Depreciation	103	104

Total Technology Solutions Segment cost of sales	32,639	31,380

Total cost of sales	41,938	40,477

Gross profit	10,735	11,340

OPERATING EXPENSES
Research and development	166	311
Selling costs	4,572	4,797
Marketing costs	518	425
Stock based (non-employee wage) compensation	48	165
Acquisition costs	—	2
Professional and legal compliance costs	429	505
Depreciation and amortization	550	642
Other general and administrative expenses	3,327	3,457

Total operating expenses	9,610	10,304

Operating income	1,125	1,036

OTHER INCOME (EXPENSE)
Interest expense	(231)	(388)
Loss on disposal of property and equipment	(8)	(4)

Net other expense	(239)	(392)

Income before income taxes	886	644
INCOME TAX EXPENSE	433	354

NET INCOME	$453	$290

BASIC EARNINGS PER SHARE	$0.07	$0.05

DILUTED EARNINGS PER SHARE	$0.03	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	6,504	6,401

– Diluted	13,899	14,105

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in Thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2008	$6	$7	$8,884	$(3,443)	$(55)	$5,399

Issuance of common stock	—	—	46	—	—	46
Issuance of stock options	—	—	51	—	(51)	—
Issuance of warrants, DC Consulting	—	—	94	—	—	94
Stock based compensation	—	—	—	—	78	78
Net income for the year ended December 31, 2009	—	—	—	290	—	290

Balances at December 31, 2009	$6	$7	$9,075	$(3,153)	$(28)	$5,907

Issuance of common stocks	1	—	52	—	—	53
Issuance of stock options	—	—	129	—	(129)	—
Exercise of stock options	—	—	5	—	—	5
Forfeiture of stock options	—	—	(12)	—	12	—
Stock based compensation	—	—	—	—	61	61
Net income for the year ended December 31, 2010	—	—	—	453	—	453

Balances at December 31, 2010	$7	$7	$9,249	$(2,700)	$(84)	$6,479

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the years ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$453	$290
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,341	2,419
Stock compensation expense	113	218
Deferred income taxes	330	(161)
Loss on disposal of property and equipment	8	4
Changes in deferred and accrued amounts net of effects from payments for acquisitions
Accounts receivable	(1,094)	6,275
Inventories	2,070	(1,076)
Prepaid expenses and other assets	(19)	(42)
Accounts payable	371	(1,415)
Deferred revenue	224	1,094
Income tax receivable	(252)	191

Net cash provided by operating activities	4,545	7,797

INVESTING ACTIVITIES
Purchases of property and equipment	(854)	(350)
Capitalization of computer software	(1,779)	(1,124)
Investment in other intangible assets	—	(32)

Net cash used for investing activities	(2,633)	(1,506)

FINANCING ACTIVITIES
Net repayments under line of credit	—	(5,634)
Borrowings under notes payable	1,000	—
Repayments of notes payable	(1,339)	(657)
Proceeds from exercise of stock options	5	—

Net cash provided by financing activities	(334)	(6,291)

Net change in cash and cash equivalents	1,578	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,578	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$243	$488
Income taxes	$354	$311

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

The Company’s internally developed software consists of fund accounting based financial management software (the results of which are reported through its Financial Applications Segment), standards-based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, referred to as our identity and access management solutions, cloud-based communications and collaboration solutions, including both hosted email and hosted voice-over-internet, using internet protocol (“VoIP”) services, and Microsoft SharePoint deployments (the results of which are all reported through its Cloud Services Segment). The Company’s primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund”, or by source and purpose of the funding. The fund accounting software is used primarily by public sector and not-for-profit entities. The Company’s standards-based lesson planning software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The lesson plans can be stored, shared, and retrieved for collaboration, editing and future use. The Company’s solutions for single sign-on application access management provide the ability to eliminate the need for users to sign on to every application separately (thereby allowing “single sign-on”) and provides for other efficiencies related to setting-up and controlling user access. The Company’s hosted email solutions and hosted VoIP solutions focus on making security and administration of email and VoIP telecommunications more efficient and up-front cost of adoption of the technology lower for its primary K12 (kindergarten through grade 12) market space.

In connection with its hardware-based solutions, the Company provides a wide range of technology products and services including hardware and design, engineering, installation, training and ongoing support and maintenance (the results of which are reported through its Technology Solutions Segment). Technology solutions include computers, networking, security, internet protocol (IP) telephony, interactive whiteboard solutions and integrated accessories, distance learning and video communication.

The Company currently markets its products and services primarily to a wide variety of education and local government agencies, and not-for-profit entities in the southeastern United States. The majority of the Company’s business is with K-12 (kindergarten through grade 12) public education and local government entities, although many of its solutions are also applicable to the commercial market space.

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

Disclosure regarding segments

The Company reports its operations under three operating segments: the Financial Management Applications Segment, the Cloud Services Segment and the Technology Solutions Segment.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29 which clarifies existing disclosure requirements for public entities with business combinations that occur in the current reporting period. The ASU stipulates that if an entity is presenting comparative financial statements, revenue and earnings of the combined entity should be disclosed as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The ASU also expands the supplemental pro forma disclosures required by ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance may impact our comparative financial statements and required pro forma disclosures in years when business combinations occur that are material, individually or in the aggregate, and that have acquisition dates of January 1, 2011 or later.

In December 2010, the FASB issued ASU No. 2010-28 which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Management does not expect the adoption of this guidance to have a material impact on the results of operations or liquidity of the Company.

In July 2010, the FASB issued ASU No. 2010-20, which amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The amended guidance is effective for activity and period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The Company is currently evaluating the amended guidance and expects that it may impact its disclosures in future periods, but otherwise will not have a significant effect on its consolidated financial statements.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At times balances may exceed federally insured amounts. Bank overdrafts of $313 as of December 31, 2009 have been reclassified to accounts payable.

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

Inventories

Inventories consist of finished goods purchased for resell from third party vendors and a small amount of service inventory that can be used to provide support services to customers of the Company. Inventories are valued at the lower of historic cost or net realizable value using the first-in, first-out method. The Company is generally able to limit the amount of inventory it has to carry through direct shipment from its suppliers to its customers. However, at times large shipments of inventory may be in transit or not all parts may have been received sufficient for delivery to be consummated or collectability assured, in which case a significant amount of inventory may be recorded in the Company’s financial statements. Additionally, from time to time the Company takes advantage of bulk purchase opportunities for quantity discounts on high-volume sales items to reduce its costs. Typically such inventories are only carried for a few weeks. As of December 31, 2010 and 2009, the Company had finished goods on hand that amounted to $558 and $2,628, respectively.

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

Warranties

The Company’s suppliers generally warrant the products distributed by the Company and allow returns of defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, the Company does warrant its services with regard to products that it configures for its customers and products that it builds from components purchased from other sources. It also limits warranty exposure in its terms of sale for both products and services. Warranty expense is not material to the Company’s consolidated financial statements.

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

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over fair value.

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives:

Classification	Useful Life (years)
Furniture	5
Computer Equipment	3
Office Equipment	3
Leasehold Improvements	3

Computer Software Costs and Amortization

Computer software costs consist of internal software production costs and purchased software products capitalized under the provisions of ASC 985-20-25.

Costs in the research and development of new software products where the technological feasibility is unknown, and enhancements which do not prolong the software life or otherwise increase its value, are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three to four years, using the straight-line method. Much of our software development efforts focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, through our Financial Management Applications Segment, and prior to 2009, we spent no material efforts on technological innovation for which the feasibility has been unknown. However, as a result of our acquisition of the more complex Version3 products in the latter part of 2008, and related to efforts to expand those and develop additional product offerings where the technological feasibility is not readily known we are now increasing our efforts toward research and development and record the costs of such efforts separately, as research and development, on the face of our financial statements.

Goodwill and Other Intangible Assets

The Company follows the provisions set forth in the “Intangibles – Goodwill and Other” topic of the FASB ASC in our accounting and reporting for other intangible assets.

The “Intangibles – Goodwill and Other” topic of the FASB ASC eliminates the requirement to amortize intangible assets with an indefinite life, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition of indefinite-lived intangible assets. In accordance with the “Intangibles – Goodwill and Other” topic of the FASB ASC, we do not amortize indefinite-lived intangible assets (e.g., corporate trademarks for which planned use is indefinite). We evaluate intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its remaining estimated useful life. Amortizable intangible assets (e.g., product trademarks) are amortized on a straight-line basis over six years or the life of the product, whichever is shorter.

In addition, as required under “Intangibles – Goodwill and Other” subtopic of the FASB ASC, we perform annual tests for impairment of our indefinite-lived intangible assets. Our indefinite-lived intangible assets consist of values assigned to certain trademarks and other intangibles we have developed or acquired. As of December 31, 2010, the intangible assets classified as indefinite lived assets total $2,458, which includes goodwill of $2,431 and corporate trademarks of $27 which is included in other intangible assets.

In connection with the acquisition of McAleer, ICS, and Version3, we allocated $3,258 in value to intangible assets. The estimated fair value of these acquired intangible assets is based upon an independent valuation, and is being amortized over the life of the assets. Intangible assets also include other capitalized intangibles of $80.

As of December 31, 2010, other intangible assets had a carrying value of $2,359, net of accumulated amortization of $980, and are included in other intangible assets, net on the consolidated balance sheet. See “Item 1. Business—H. Acquisitions” for further detail regarding the intangible assets related to the McAleer, ICS, and Version3 acquisitions.

Amortization expense was $288 for the year ended December 31, 2010 and $355 for the year ended December 31, 2009. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2010 is expected to be as follows:

Year	Amortization Expense
2011	203
2012	177
2013	159
2014	151
2015	151
Thereafter	1,491

Total	$2,332

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

The company has adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements. Management is not aware of any uncertain tax positions as of December 31, 2010 and 2009.

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

Marketing, Business Promotion and Advertising

Marketing, business promotion and advertising costs are expensed as incurred. Such costs amounted to $518 and $425 for the years ended December 31, 2010 and 2009, respectively.

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 7. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

Subsequent Events Evaluation Date

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 24, 2011, the date the financial statements were issued.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding, including common shares held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the year ended December 31, 2010 and 2009, both prior to and after application of the treasury stock method.

	For the Years Ended December 31,
	2010	2009
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,504	6,401
Common stock held in escrow	500	800
Preferred stock	6,740	6,740
Warrants	992	6,340
Options	565	447

Total Weighted Average Shares Outstanding	15,301	20,728

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,504	6,401
Common stock held in escrow	500	800
Preferred stock	6,740	6,740
Warrants	—	—
Options	155	164

Total Weighted Average Shares Outstanding – Treasury Stock Method	13,899	14,105

Stock related activity for the year ended December 31, 2009

	Common stock (excluding shares held in escrow)	Common stock held in escrow	Preferred Stock	Warrants	Options
Outstanding at December 31, 2008	6,381	800	6,740	6,164	385

Issuances in 2009	67	—	—	300	80

Outstanding at December 31, 2009	6,448	800	6,740	6,464	465

Stock related activity for the year ended December 31, 2010

	Common stock (excluding shares held in escrow)	Common stock held in escrow	Preferred Stock	Warrants	Options
Outstanding at December 31, 2009	6,448	800	6,740	6,464	465

Issuances in 2010	78	—	—	—	196
Forfeitures/Expirations in 2010	—	(300)	—	(6,164)	(15)
Conversions and exercises in 2010	32	—	—	—	(31)

Outstanding at December 31, 2010	6,558	500	6,740	300	615

For details of Warrant related activity, see Note 8 - Preferred Stock and Related Warrants, and for details of Option related activity see Note 10 - Stock-based Compensation.

The potential common shares calculated using the treasury stock method, including common stock held in escrow (and excluding warrants as their exercise price did not exceed the market price for the company’s common stock), were used in the calculation of diluted earnings per share for the years ended December 31, 2010 and 2009.

NOTE 3 – ACCOUNTS RECEIVABLE

	December 31,
	2010	2009
Billed receivables	$8,387	$7,242
Unbilled receivables	314	338
Commission receivable and other	59	81
Allowance for sales returns	(55)	(41)
Allowance for doubtful accounts	(24)	(33)

Total accounts receivable, net	$8,681	$7,587

NOTE 4 – CONCENTRATION OF CREDIT RISK

For the years ended December 31, 2010 and 2009 our top ten clients constituted approximately 32% and 37% of our annual revenue, respectively. At December 31, 2010 and 2009, approximately 20% and 31%, respectively, of the Company’s net accounts receivable were due from the top ten customers. Potential losses from concentrations of credit risk with respect to trade accounts receivable are considered to be limited due to the number of the customers comprising the customer base, including significant amounts to be paid through government funding, and the Company’s ongoing credit evaluations of its customers.

For the years ended December 31, 2010 and 2009, approximately 57% and 56%, respectively, of the Company’s purchases were from three vendors. At December 31, 2010 and 2009, approximately 59% and 51%, respectively, of the Company’s accounts payable were due to these three vendors.

NOTE 5 – PROPERTY AND EQUIPMENT

	December 31,
	2010	2009
Furniture	$292	$316
Computer equipment	298	274
Office equipment	2,358	1,785
Leasehold improvements	221	210

Total	3,169	2,585

Accumulated Depreciation	(2,136)	(1,853)

Property and equipment, net	$1,033	$732

Depreciation expense charged to operations was $545 and $512 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 – COMPUTER SOFTWARE COSTS

	December 31,
	2010	2009
Capitalized computer software costs	$9,429	$7,650
Capitalized computer software from acquisitions	1,762	1,762
Accumulated amortization	(8,347)	(6,839)

Computer software costs, net	$2,844	$2,573

Amortization expense charged to cost of sales for the Financial Management Applications Segment was $1,184 and $1,171, and for the Cloud Services Segment was $324 and $381 for the years ended December 31, 2010 and 2009, respectively.

NOTE 7 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND

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

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectability; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bear interest at LIBOR plus 2.50%, subject to a 3% floor, payable monthly. LIBOR plus 2.50% was 2.76% at December 31, 2010 and 2.74% at December 31, 2009.

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

The Company maintains an equipment term loan which has been modified and increased from time to time with a term of three to four years. The term loan is used periodically to refinance the Company’s capital expenditures initially financed through its bank credit facility and improve its availability under its bank credit facility for working capital purposes. The latest modification prior to December 31, 2010 was November 5, 2010. Pursuant to the modification, the equipment loan was increased from $113 to $1.1 million, and bore interest at 30-day LIBOR plus 250 basis points. Principal and interest are payable in thirty consecutive monthly payments of principal and interest of $40 continuing until April 30, 2013.

The amount outstanding on the equipment notes payable to the bank was $1,074 at December 31, 2010 and $505 at December 31, 2009.

Scheduled principal payments under the Company’s notes payable for the years ending are presented below:

2011	$456
2012	469
2013	149

Total Principal Payments	$1,074

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management is not aware of any debt covenant violations at December 31, 2010 and December 31, 2009.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There were no draws outstanding under the facility as of December 31, 2010 and December 31, 2009.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $841 at December 31, 2010, and $1,750 at December 31, 2009. On June 25, 2010, the Company and each of the holders of certain Subordinated Promissory Notes dated February 11, 2005 (the “Subordinated Notes”) entered into an Extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

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

In addition to Barron, which owns all of our preferred stock, the Subordinated Notes are held by the five shareholders of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation. Four of these note holders are currently executive officers of the Company, and include: Nancy K. Hedrick, President and Chief Executive Officer; Thomas P. Clinton, Senior Vice President of Strategic Relationships; Beverly N. Hawkins, Senior Vice President of Product Development; and William J. Buchanan, Senior Vice President of House Accounts. The fifth holder, Joe G. Black, formerly served as chief financial officer of the Company. The Extension and the related restructuring of the Subordinated Notes were approved by the Company’s three outside directors, none of whom have any interest in the Subordinated Notes.

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

Scheduled principal payments under the Company’s subordinated notes payable for the years ending are presented below:

2011	$58
2012	87
2013	101
2014	117
2015	136
Thereafter	342

Total Principal Payments	$841

Off Balance Sheet Instruments

As of December 31, 2010, and for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 9.

Related Party Transactions

During 2010 and 2009 the Company made principal and interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, who owns all of the Company’s preferred shares. These payments were made on the subordinated notes payable which were associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of December 31, 2010. In 2010, principal and interest payments to the five original shareholders of CSI – South Carolina totaled $553 and principal and interest payments to Barron also totaled $553. In 2009, principal and interest payments to the five original shareholders of CSI – South Carolina totaled $274 and principal and interest payments to Barron also totaled $274.

NOTE 8 – PREFERRED STOCK AND RELATED WARRANTS

Warrants

On February 11, 2005, pursuant to the terms of a Preferred Stock Purchase Agreement with Barron, we issued to Barron common stock purchase warrants to purchase a total of 7,218 shares of our common stock (“Barron warrants”). The unexercised portion of these warrants, detailed below, expired on February 11, 2010.

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

Activity related to the common stock purchase warrants for the years ended December 31, 2010 and 2009 and outstanding balances are as follows:

Common Stock Purchase Warrants

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Exercise Price	$1.3972	$0.70	$2.0958	$0.85	$0.70	$1.00	$1.20
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010	6/1/2011	6/1/2011	6/1/2011

Warrant related activity for the year ended December 31, 2010 and 2009

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2008	2,000	555	2,000	1,609	—	—	—
Issued – year ended December 31, 2009	—	—	—	—	100	100	100
Exercised – year ended December 31, 2009	—	—	—	—	—	—	—

Outstanding at December 31, 2009	2,000	555	2,000	1,609	100	100	100

Issued – year ended December 31, 2010	—	—	—	—	—	—	—
Exercised – year ended December 31, 2010	—	—	—	—	—	—	—
Expired – year ended December 31, 2010	(2,000)	(555)	(2,000)	(1,609)	—	—	—

Outstanding at December 31, 2010	—	—	—	—	100	100	100

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

NOTE 9 – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

Operating leases

The Company leases certain facilities and equipment under various operating leases. At December 31, 2010, future minimum lease payments under non-cancelable leases are:

2011	$1,012
2012	443
2013	348
2014	226
2015	185
2016	46

Total Payments	$2,260

Rent expense for the years ended December 31, 2010 and 2009 was $1,070 and $1,063, respectively.

The Company entered into an operating lease on November 30, 2005 related to the lease of its office facility. The building comprises 32,163 square feet, with approximately 7,600 square feet being warehouse space. On February 8, 2011, the Company extended this lease for five years, now ending on March 31, 2016, with monthly payments of $15 due on the first of each month. The total commitment of the five-year renewal totals $925 and is included in the future payments in the table above. If at any time the Company terminates the lease, the lessor may recover from the Company all damages approximately resulting from the termination, including the cost of recovering the premises and the worth of the balance of the lease over the reasonable rental value of the premises for the remainder of the lease term, which shall be due immediately.

On April 1, 2008 the Company entered into a one year lease with Edge Developments, LLC for 18,000 square feet of warehouse space located at 903B East Main Street, Easley, SC. The terms of this lease required monthly payments of $4, which are included in the rent expense disclosed above, and expired on March 31, 2010. On March 23, 2010, the Company entered into a one year lease with Edge Developments, LLC for 30,000 square feet of warehouse space at 903A East Main Street, Easley, SC. The terms of this lease require monthly payments of $5, which are included in the schedule and rent expense above, and are scheduled to expire on March 31, 2011.

On April 1, 2008, in connection with the acquisition of ICS, the Company entered into a lease with Byers Properties, LLC for the lease by the Company of the former single-story brick facilities of ICS comprising 7,207 square feet, including approximately 300 square feet of warehouse space located at 8518 Triad Drive Colfax, North Carolina. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease began April 1, 2008 and runs for a period of three years through March 2011. The lease calls for annual rent of $80, payable monthly. The future minimum lease payments under this lease are included in the schedule above. For further details on the acquisition of ICS, see “Item 1. Business—H. Acquisitions”. In connection with the expiration of this lease, the Company elected to move its facilities to a smaller, 4,155 square feet space in a multi-story brick and glass commercial building at 5509-B West Friendly Avenue, Suite 304, Greensboro, NC 27410, with rent beginning April 1, 2011 and running through April 2014 at a beginning amount of $4 per month subject to an annual increase in rent of 3%. This lease has a three year extension option also subject to the 3% increase in rent. The future minimum lease payments under this lease are included in the schedule above.

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. The future minimum lease payments for leases executed under the program as of December 31, 2010 are included in the schedule above.

Executive Officer Employment Agreements

The Company entered into separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009, with terms similar to their prior agreements. The term of all the employment agreements is three years, expiring on February 28, 2012. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at December 31, 2010, excluding bonuses, was approximately $1.0 million.

NOTE 10 – STOCK-BASED COMPENSATION

Employee Compensation

The Company has a stock based compensation plan, the 2005 Incentive Compensation Plan.

The Company accounts for stock based compensation using the fair value method prescribed in FASB ASC 718-10-10-2, which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of options granted.

In 2005, the Company assumed the stock based employee compensation plan of CSI- South Carolina as a result of the reverse merger. The Company granted options to purchase 70 shares of common stock in the first quarter of 2007 as a result of the McAleer acquisition which closed on January 2, 2007, and an additional 30 shares of common stock subsequently, related to this acquisition. In November 2007 granted options to purchase an additional 100 shares to key employees. In the first quarter of 2008 the Company granted options to purchase an additional 20 to other employees. In April 2009 the Company granted options to purchase an additional 50 shares to its Chief Executive Officer, (in lieu of a portion of a salary adjustment in connection with the renewal of her executive employment agreement. Commitments under executive agreements are discussed further under Executive Officer Employment Agreements in Note 9. In June 2010, the Company granted options to purchase 196 shares of common stock to a key and other employees. The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model.

Assumptions used in calculation of fair value

	For the Years Ended December 31,
	2010	2009
Expected term (in years)	7	7
Expected volatility	169%	142%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.8%	2.5%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	174	$0.12	November 1, 2012
Options granted in McAleer acquisition	70	$0.87	January 2, 2017
Options granted to key employees	100	$1.42	November 9, 2017
Options granted to other employees	10	$1.09	May 28, 2018
Options granted to key employees	50	$0.70	April 17, 2019
Options granted in McAleer acquisition	10	$1.10	March 31, 2018
Options granted in McAleer acquisition	5	$0.74	March 31 ,2019
Options granted to a key employee and other employees	196	$0.70	April 17, 2019

The following table summarizes option activity under the plans for the year of 2009:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	385	$0.62	5.80	$(79)
Granted	80	0.78
Cancelled	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at December 31, 2009	465	$0.64	5.74	$(21)

Exercisable at December 31, 2009	350	$0.54	4.76	$22

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

The following table summarizes option activity under the plans for the year of 2010:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	465	$0.64	5.74	$(21)
Granted	196	0.70
Exercised	(31)	0.17
Forfeited/expired	(15)	0.86

Outstanding at December 31, 2010	615	$0.68	6.31	$(44)

Exercisable at December 31, 2010	415	$0.67	4.83	$(29)

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.61 as of December 31, 2010 and the exercise price multiplied by the number of options outstanding as of that date.

As of December 31, 2010 there remained $84 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately three years.

Non-employee Compensation

The Company issued 43 shares of common stock to outside Board of Directors under the plan during 2010. Outside of the plan, the Company issued non-employee based stock awards of 30 shares of common stock in 2010 as compensation for investor relations services pursuant to the terms of a Consulting Agreement with its investor relations firm (see also Note 8).

Total stock based compensation for 2010 was $113, of which, $21 related to the stock issued to the Company’s investor relations firm, $30 related to the stock issued to the Company’s outside Board of Directors, -$3 related to stock options granted from acquisition, and the remaining $65 is related to employee stock compensation (wage-related). Employee stock compensation (wage related) is included in the income statement categories of cost of sales or departmental operating expense categories as appropriate.

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

No additional non-employee based stock awards were granted in 2010 or 2009.

NOTE 11 – DEFINED CONTRIBUTION PLAN

In 2007, the Company established a 401(k) defined contribution plan for the benefit of its employees, and terminated the Simple IRA savings plan maintained in previous years. Employees of the Company may participate in the 401(k) plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. The Company’s contributions to the plan, as determined by management, are discretionary and are allocated among the participants based on the participants’ contributions. Contributions to the 401(k) plan were $143 for the year ended December 31, 2010 and $164 for the year ended December 31, 2009, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

During 2010 and 2009 the Company made principal and interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, who owns all of the Company’s preferred shares. These payments were made on the subordinated notes payable which were associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of December 31, 2010. In 2010, principal and interest payments to the five original shareholders of CSI – South Carolina totaled $553 and principal and interest payments to Barron also totaled $553. In 2009, principal and interest payments to the five original shareholders of CSI – South Carolina totaled $274 and principal and interest payments to Barron also totaled $274.

NOTE 13 – INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2010 and 2009 is summarized as follows:

	December 31,
	2010	2009
Current income tax expense (benefit):
Federal	$87	$459
State	16	56

Total current	103	515

Change in deferred income taxes:
Federal	297	(157)
Other	33	(4)

Total deferred	330	(161)

Income tax expense	$433	$354

The gross amounts of deferred tax assets (liabilities) as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$20	$12
Allowance for sales returns	9	15
Trademarks	25	24
Computer software costs	199	146
Other intangible	3	2
Vacation accrual	227	204
Net operating loss carryforwards	214	269
Acquisition related expenses	29	32
Deferred stock compensation	104	139
SC Jobs Tax Credit	95	98

Gross deferred tax assets	925	941
Deferred tax liabilities:
Goodwill	(195)	(133)
Depreciation	(249)	(129)
Trademarks	(271)	(292)
Other intangibles	(30)	(57)
Prepaid expenses	(52)	(46)
Computer software costs	(1,047)	(873)

Gross deferred tax liabilities	(1,844)	(1,530)

Net deferred tax liability	$(919)	$(589)

The net deferred tax liability is classified in the accompanying consolidated Balance Sheets as follows:

	December 31,
	2010	2009
Current portion	$(693)	$(445)
Long-term portion	(226)	(144)

Total	$(919)	$(589)

As of December 31, 2010 the Company had net loss carry-forwards of approximately $0.5 million, with various expiration dates through 2024. The net loss carry-forwards relate to the operating losses of VerticalBuyer, prior to the reverse merger with CSI-South Carolina and the Version3 acquisition.

Reconciliation between income tax expense and the amount computed by applying the federal statutory rate of 34 percent to income before income taxes for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
Tax expenses at statutory rate	$301	34.0%	$219	34.0%
State income tax, net of federal income tax benefit	34	3.8%	38	5.9%
Nondeductible portion of meals and entertainment costs	49	5.6%	48	7.5%
Nondeductible registration costs	4	0.5%	16	2.4%
Other miscellaneous items	45	5.0%	33	5.2%

	$433	48.9%	$354	55.0%

The Company, after consulting with tax experts, recorded South Carolina Jobs Tax Credits earned in fiscal years 2005, 2006 and 2007 of $35, $74 and $133, respectively, or a total of $242 ($159, net of applicable federal income tax effect). Of this amount, approximately $29 was taken in 2007, and approximately $47 was taken in 2008, and approximately $17 was taken in 2009, and approximately $5 will be taken in 2010, with $144 deferred tax benefit ($95, net of applicable federal income tax effect) remaining. We recorded no benefit in 2008, 2009, or 2010.

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

NOTE 14 – SEGMENT INFORMATION

CSI is organized into the three reportable segments: the Financial Management Applications Segment, the Cloud Solutions Segment and the Technology Solutions Segment. Below is a description of the types of products and services from which each reportable segment derives its revenues.

Financial Management Applications Segment

Through our Financial Management Applications Segment, we report the results of the development, sales, and deployment and provision of ongoing support of our fund accounting based financial management software. Through this segment, we also report the results of operations related to complimentary third-party applications and services we resell.

Cloud Services Segment

Through our Cloud Services Segment, we report the results of the development, integration, sales and deployment of our proprietary standards based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, cloud-based communication and collaboration solutions, based on Microsoft’s Live@edu hosted exchange and SharePoint environments and Microsoft SharePoint deployments, and for Hosted VoIP. Through this segment we also report the results of operations related to complimentary third-party applications and services which are an integral part of our solutions.

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

Factors management used to identify our segments:

CSI’s reportable segments are analyzed separately because of the differences in margin routinely generated by the major products within each group, and the differences in which sales and investment decisions may be made to evaluate existing or potential new products. Through its Financial Management Applications Segment, the Company develops, sells, deploys and provides ongoing support of its financial management software applications, which are generally sold to organizations financial personnel and generate the highest margins for the Company, and more comparable to those of the software development industry in general. Through its Cloud Services Segment, the Company develops, integrates, sells, deploys and provides a variety of products primarily delivered through the Cloud (internet), which results in a higher level of commitment to Company hosted hardware to run the software; more so than historically required of the Financial Management Applications Segment, and as a result the margins are expected to be, once the solutions gain traction in the market space, generally somewhere between those of its other two primarily software-based, or hardware-based segments. Through its Technology Solutions Segment, the Company provides technology solutions through the sale and distribution of primarily hardware-based solutions including computers and accessories and offers a wide range of technology consulting services, including network and systems integration and computer support and maintenance services. Due to the higher percent of hardware which compose its technology solutions segment sales, this segment produces the lowest margins for the Company.

Prior to the year ended 2010, the Company reported its operations in two segments, the Software Applications Segment and the Technology Solutions Segment. In the process of its budgeting cycle in 2011, management elected to give more weight to the separation of the Cloud Services offerings due to consideration of the factors above and the recent introduction of additional offerings in this group and the amount of investment being made to support them. This also resulted in further breakout of the 2010 and 2009 year numbers for purposes of comparing historical information to the new budget format. As a result of this change in focus, the Company has elected to report its year end numbers with the additional breakout of its former Software Applications Segment into the separate Financial Applications and Cloud Services Segments, increasing the number of segments reported from two to three. All prior year 2009 amounts have been restated to match the current year’s segment reclassifications.

There are no significant transactions between reportable segments. The total of Segment net sales and service revenue from all segments is equal to Net sales as reported in our Consolidated Statements of Income. Sales and Cost of sales are included in each segment’s income as reported in our Consolidated Statements of Income. Accordingly, the total of the segments’ Gross profit is equal to Gross profit in our Consolidated Statements of Income. Operating expenses are allocated to segment income based on estimate of sales and administrative time spent on each segment. None of the income or loss items following Operating income in our Consolidated Statements of Income are allocated to our segments, since they are reviewed separately by management. Certain non-recurring items (those items occurring for reasons which have not occurred in the prior 2 years and are not likely to reoccur in 2 years)

and compliance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. Accordingly, the total of Segment income from all segments, less non-recurring and compliance items, if any, is equal to Operating income as reported in our Consolidated Statements of Income.

The total of Segment assets for all segments is equal to Total Assets as reported in our Consolidated Balance Sheets. The Company allocates cash and taxes receivable based on the segment’s operating income. No cash is allocated when a segment reports ongoing losses. The Company allocates accounts receivable based on each segment’s percent of revenues to total consolidated revenues. All other assets are allocated based on each segment’s activities giving rise to the assets or need for or use of the assets (e.g. capitalized Computer Software costs, net, and, for Property and Equipment, net).

The following tables summarize information about segment income for the years ended December 31, 2010 and 2009 and assets allocated to segments as of December 31, 2010 and 2009.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Year ended December 31, 2010
Net sales and service revenue	$13,652	$954	$38,067	$52,673
Gross profit (loss)	5,929	(622)	5,428	10,735
Segment income(loss)	2,423	(1,967)	1,146	(	*)
Segment assets	9,557	2,563	7,807	19,927

Year ended December 31, 2009
Net sales and service revenue	$13,585	$1,319	$36,913	$51,817
Gross profit	5,800	7	5,533	11,340
Segment income (loss)	1,782	(1,351)	1,277	(	*)
Segment assets	8,329	2,005	8,436	18,770

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Income (GAAP measure):

	For the Years Ended December 31,
	2010	2009
Segment income (loss):
Financial Management Applications Segment	$2,423	$1,782
Cloud Services Segment	(1,967)	(1,351)
Technology Solutions Segment	1,146	1,277

TOTAL SEGMENT INCOME	1,602	1,708

Less: merger-related and compliance costs
Stock compensation – non-cash	(48)	(165)
Acquisition costs	—	(2)
Professional and legal compliance and litigation related costs	(429)	(505)

OPERATING INCOME Per Consolidated Statements of Income	$1,125	$1,036

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 (“the Evaluation Date”). Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective for the reporting period ended December 31, 2010, such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives for assurance with respect to the financial preparation and presentation. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

(Amounts in thousands, except where specifically stated)

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Bank (USA) is a facility under which we may borrow, repay and then re-borrow. Advances and repayments under the credit facility occur daily, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through March 21, 2011. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through November 9, 2010 was previously disclosed in our Form 10-Q dated September 30, 2010.

Date	Loan Balance
November 10, 2010	$1,664
November 15, 2010	916
November 16, 2010	—
November 30, 2010	—
December 31, 2010	—
January 31, 2011	—
February 28, 2011	—
March 21, 2011	—

Entry Into a Material Definitive Agreement

On February 8, 2011, the Company amended the terms of its lease with Chuck Yeager Real Estate, Agent for Owner- Shag Development Corp., for the lease by the Company of its headquarters and Easley operations, located at 900 East Main St., Ste. T in Easley, South Carolina, pursuant to the terms of that certain lease agreement, attached hereto as Exhibit 10.55. For further details on this lease, see “Item 2. Properties.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

In response to this Item, the information contained under the headings “Election of Directors,” “Governance of the Company,” and “Securities Ownership” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2011 is incorporated herein by reference.

Item 11.	Executive Compensation.

In response to this Item, the information contained under the headings “Governance of the Company – Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2011 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In response to this Item, the information contained under the heading “Securities Ownership” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2011 is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain equity compensation plan information for the Company as of December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	614,705	(1)	$0.68	967,406	(2)
Equity compensation plans not approved by security holders	300,000	(3)	$0.97

(1)

Includes 205,203 shares of underlying options held by non-executive officers of the Company, pursuant to the former incentive plan of CSI – South Carolina, which options were assumed by the Company in its February 2005 merger with CSI – South Carolina.

(2)	Reflects shares available for award under our 2005 Incentive Compensation Plan.
(3)	Represents warrants issued to DC Consulting, an investor relations firm, under the terms of a Consulting Agreement dated May 13, 2009.

A description of the common stock warrants issued to DC Consulting is contained in Note 8 to our audited consolidated financial statements for the year ended December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In response to this Item, the information contained under the headings “Certain Relationships and Related Transactions” and “Governance of the Company” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2011 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

In response to this Item, the information contained under the heading “Audit Information” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2011 is incorporated herein by reference (except for the Report of the Audit Committee of the Board of Directors).

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

COMPUTER SOFTWARE INNOVATIONS, INC.

	By:	/s/ Nancy K. Hedrick
Date: March 25, 2011		Nancy K. Hedrick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy K. Hedrick Nancy K. Hedrick	President and Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2011

/s/ David B. Dechant David B. Dechant	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2011

/s/ Anthony H. Sobel Anthony H. Sobel	Chairman, Director	March 25, 2011

/s/ Shaya Phillips Shaya Phillips	Director	March 25, 2011

/s/ Jeffrey A. Bryson Jeffrey A. Bryson	Director	March 25, 2011

/s/ Thomas P. Clinton Thomas P. Clinton	Senior Vice President of Strategic Relations and Director	March 25, 2011

INDEX TO EXHIBITS

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed November 14, 2005).

3.1.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Computer Software Innovations, Inc. filed with the Delaware Secretary of State on March 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed March 29, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed March 29, 2006).

4.1	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed November 14, 2005).

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 16, 2005).

10.2	First Amendment to the Preferred Stock Purchase Agreement dated November 7, 2005 between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed November 14, 2005).

10.3	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed February 16, 2005).

10.4	First Amendment to the Registration Rights Agreement dated November 7, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed November 14, 2005).

10.5	Warrant Amendment and Exchange Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated December 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2007).

10.6	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed January 5, 2007).

10.7	Computer Software Innovations, Inc. Common Stock Purchase Warrant “A-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed January 5, 2007).

10.8	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-1” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed January 5, 2007).

10.9	Computer Software Innovations, Inc. Common Stock Purchase Warrant “B-2” between Computer Software Innovations, Inc. and Barron Partners LP, with an original issue date of February 11, 2005 and a reissue date of December 29, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed January 5, 2007).

10.10	Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed February 16, 2005).

10.11	Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed February 16, 2005).

10.12	Agreement for the Extension of Subordinated Notes and Waiver between the Company and Barron Partners LP, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton, William J. Buchanan and Joe G. Black dated April 23, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K, filed April 29, 2008).

10.13	Extension of Subordinated Notes and Waiver dated May 12, 2009 between the Company, Barron Partners LP, Joe G. Black, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton, and William J. Buchanan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed May 15, 2009).

10.14	Extension of Subordinated Notes and Waiver dated June 24, 2010 (executed June 25, 2010) between Computer Software Innovations, Inc. and Barron Partners LP, Joe G. Black, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton and William J. Buchanan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 1, 2010).

10.14*	Employment Agreement dated as of March 1, 2009 between the Company and Nancy K. Hedrick (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 5, 2009).

10.15*	Employment Agreement dated as of March 1, 2009, between the Company and Thomas P. Clinton (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed March 5, 2009).

10.16*	Employment Agreement dated as of March 1, 2009, between the Company and William J. Buchanan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed March 5, 2009).

10.17*	Employment Agreement dated as of March 1, 2009, between the Company and Beverly N. Hawkins (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed March 5, 2009).

10.18*	Employment Agreement dated as of May 6, 2005, between the Company and David B. Dechant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed May 9, 2005).

10.19	Form of CSI-South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K, filed March 28, 2005).

10.20	Form of Non-qualified Stock Option Agreement between CSI-South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K, filed March 28, 2005).

10.21	Form of Option Repurchase Agreement between CSI-South Carolina and certain non-executive personnel effective February 7, 2005 (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K, filed March 28, 2005).

10.22	Amended and Restated Loan and Security Agreement between RBC Bank (USA) and Computer Software Innovations, Inc. dated September 14, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 14, 2007).

10.23	Amended and Restated Commercial Promissory Note in the Amount of $7,000,000 payable by Computer Software Innovations, Inc. to RBC Bank (USA) dated September 14, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed September 14, 2007).

10.24	Second Amended and Restated Commercial Note dated June 25, 2010 from Computer Software Innovations, Inc. to RBC Bank (USA) in the amount of $8,000,000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed July 1, 2010).

10.25	Commitment Letter between Computer Software Innovations, Inc. and RBC Bank (USA) dated September 10, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed September 14, 2007).

10.26	Commercial Promissory Note in the Amount of $800,000 payable by Computer Software Innovations, Inc. to RBC Bank (USA) dated January 2, 2007 (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed January 5, 2007).

10.27	Amended and Restated Commercial Promissory Note in the amount of $1,112,827.00 dated November 5, 2010 from the Company payable to RBC Bank (USA) (incorporated by reference to Exhibit 10.1 to the Company’s 8-K, filed November 12, 2010).

10.28	Waiver Agreement regarding Payment on Subordinated Notes between the Company and RBC Bank (USA) dated April 23, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K filed April 29, 2008).

10.29	Modification to Revolving Facility between the Company and RBC Bank (USA) dated June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed July 16, 2008).

10.30	Waiver Letter between the Company and RBC Bank (USA) dated August 8, 2008, relating to the Company engaging in certain operating leases (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 14, 2008).

10.31	Waiver Letter between the Company and RBC Bank (USA) dated August 18, 2008, relating to the acquisition by the Company of Version3, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed August 20, 2008).

10.32	Modification Agreement between the Company and RBC Bank (USA) dated September 11, 2008 (incorporated by reference to the Company’s Form 8-K, filed September 17, 2008).

10.33	Modification Agreement between the Company and RBC Bank (USA) dated November 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 20, 2008).

10.34	Waiver Letter between the Company and RBC Bank (USA) dated May 12, 2009, relating to payments on, and amendments to, certain Subordinated Notes held by shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed May 15, 2009).

10.35	Modification Agreement between the Company and RBC Bank (USA) dated December 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 23, 2009).

10.36	Modification Agreement dated June 25, 2010 between Computer Software Innovations, Inc. and RBC Bank (USA) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed July 1, 2010).

10.37	Modification Agreement dated November 5, 2010 between the Company and RBC Bank (USA) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed November 12, 2010).

10.38*	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 9, 2005).

10.39*	Amendment to the Company’s 2005 Incentive Compensation Plan approved by the stockholders at the Company’s annual meeting held on May 7, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q, filed May 13, 2008).

10.40*	Form of Restricted Stock Agreement entered into by and between the Company and Anthony H. Sobel, Shaya Phillips and Thomas V. Butta dated February 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 27, 2006).

10.41*	Restricted Stock Agreement by and between the Company and Jeffrey A. Bryson dated June 20, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB, filed August 14, 2006).

10.42*	Nonqualified Stock Option Agreement between the Company and David B. Dechant dated November 30, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed December 3, 2007).

10.43*	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 9, 2005).

10.44	Company’s 2008 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed July 17, 2008).

10.45	Reseller Agreement by and between the Company and Promethean, Inc. dated April 18, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 24, 2006).

10.46	Description of Oral Reseller Agreement Between the Company and Promethean, Inc. (May 2007) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 15, 2007).

10.47	Consulting Agreement dated May 13, 2009 between the Company and DC Consulting, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed May 15, 2009).

10.48	Letter Agreement by and between the Company and RBC Bank (USA) dated September 3, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 4, 2009).

10.49	Asset Purchase Agreement for the Acquisition of Assets of McAleer Computer Associates, Inc. by Computer Software Innovations, Inc. dated November 27, 2006 among Computer Software Innovations, Inc., McAleer Computer Associates, Inc. and William J. McAleer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 1, 2006).

10.50	Bill of Sale by McAleer Computer Associates, Inc. in favor of Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed January 5, 2007).

10.51	Assignment and Assumption Agreement between McAleer Computer Associates, Inc. and Computer Software Innovations, Inc. (executed January 2, 2007) (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed January 5, 2007).

10.52	Confidentiality, Noncompetition and Nonsolicitation Agreement by and among Computer Software Innovations, Inc.; McAleer Computer Associates, Inc.; and William J. McAleer dated January 2, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed January 5, 2007).

10.53	Asset Purchase Agreement executed March 31, 2008, to be effective April 1, 2008, by and among Computer Software Innovations, Inc., ICS Systems, Inc. and Michael Byers (incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K, filed April 4, 2008).

10.54	Lease by and between Byers Property, L.L.C. and Computer Software Innovations, Inc. made April 1, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K, filed April 4, 2008).

10.55**	Lease Amendment by and between Chuck Yeager Real Estate, Agent for Owner – Shag Development Corp. and Computer Software Innovations, Inc. dated February 8, 2011.

10.56	Amended and Restated Master Equity Lease by and among Enterprise Fleet Management, Inc., Enterprise FM Trust and the Company dated October 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 19, 2010).

10.57	Maintenance Agreement between Enterprise Fleet Management, Inc. and the Company dated October 13, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed October 19, 2010).

10.58	Contract of Purchase and Sale between the Company and Employee Liability Management, Inc. dated August 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed august 18, 2008).

10.59	Agreement and Plan of Reorganization dated August 18, 2008 by and among Computer Software Innovations, Inc., Version3, Inc. and the shareholders of Version3, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 20, 2008).

14	Computer Software Innovations, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-KSB filed April 2, 2007).

21**	List of Subsidiaries.

23**	Consent of Elliott Davis, LLC.

31.1**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.