Form 10-Q
period 2011-03-31
Computer Software Innovations, Inc.
filed 2011-05-16
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2011
Common Stock, $0.001 par value per share	6,562,765 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

		PAGE NUMBER

PART I - FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands, except per share data)	2011	2010
REVENUES
Financial Management Applications Segment	$3,313	$3,660
Cloud Services Segment	196	175
Technology Solutions Segment	6,574	6,558

Net sales and service revenue	10,083	10,393
COST OF SALES
Financial Management Applications Segment
Cost of sales, excluding depreciation, amortization and capitalization	1,969	1,888
Depreciation	26	28
Amortization of capitalized software costs	236	259
Capitalization of software costs	(291)	(243)

Total Financial Management Applications Segment cost of sales	1,940	1,932

Cloud Services Segment
Cost of sales, excluding depreciation, amortization and capitalization	564	461
Depreciation	48	6
Amortization of capitalized software costs	68	80
Capitalization of software costs	(112)	(197)

Total Cloud Services Segment cost of sales	568	350

Technology Solutions Segment
Cost of sales, excluding depreciation	5,854	5,739
Depreciation	24	23

Total Technology Solutions Segment cost of sales	5,878	5,762

Total cost of sales	8,386	8,044

Gross profit	1,697	2,349
OPERATING EXPENSES
Research and development	26	39
Selling costs	1,197	1,058
Marketing costs	129	161
Stock based (non-employee wage) compensation	8	21
Professional and legal compliance costs	71	163
Depreciation and amortization	106	149
Other general and administrative expenses	873	907

Total operating expenses	2,410	2,498

Operating loss	(713)	(149)
OTHER EXPENSE
Interest expense	(42)	(72)
Loss on disposal of property and equipment	—	(1)

Other expense	(42)	(73)

Net loss before income taxes	(755)	(222)
INCOME TAX BENEFIT	(209)	(53)

NET LOSS	$(546)	$(169)

BASIC LOSS PER SHARE	$(0.08)	$(0.03)

DILUTED LOSS PER SHARE	$(0.08)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	6,554	6,461

– Diluted	6,554	6,461

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$842	$1,578
Accounts receivable, net	7,391	8,681
Inventories	838	558
Prepaid expenses	263	159
Income taxes receivable	534	284

Total current assets	9,868	11,260
PROPERTY AND EQUIPMENT, net	1,093	1,033
COMPUTER SOFTWARE COSTS, net	2,943	2,844
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	2,307	2,359

Total assets	$18,642	$19,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,836	$2,600
Deferred revenue	7,107	8,014
Deferred tax liability	749	693
Bank line of credit	—	—
Notes payable	459	456
Current portion of subordinated notes payable to shareholders	59	58

Total current liabilities	11,210	11,821

LONG-TERM DEFERRED TAX LIABILITY, net	205	226
NOTES PAYABLE, less current portion	503	618
SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS, less current portion	763	783

Total liabilities	12,681	13,448

COMMIMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,740 shares issued and outstanding	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,563 and 6,552 shares issued and outstanding, respectively	7	7
Additional paid-in capital	9,257	9,249
Accumulated deficit	(3,246)	(2,700)
Unearned stock compensation	(64)	(84)

Total shareholders’ equity	5,961	6,479

Total liabilities and shareholders’ equity	$18,642	$19,927

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2010	$7	$7	$9,249	$(2,700)	$(84)	$6,479
Common stock based compensation	—	—	8	—	—	8
Stock option based compensation	—	—	—	—	20	20
Net loss for the three months ended March 31, 2011	—	—	—	(546)	—	(546)

Balances at March 31, 2011	$7	$7	$9,257	$(3,246)	$(64)	$5,961

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(Amounts in thousands)	March 31, 2011	March 31, 2010
OPERATING ACTIVITIES
Net loss	$(546)	$(169)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	508	545
Stock compensation expense, net	28	31
Deferred income taxes	35	16
Loss on disposal of property and equipment	—	1
Changes in deferred and accrued amounts
Accounts receivable	1,290	358
Inventories	(280)	478
Prepaid expenses	(104)	(39)
Accounts payable	236	368
Deferred revenue	(907)	(224)
Income taxes receivable/payable	(250)	(85)

Net cash provided by operating activities	10	1,280

INVESTING ACTIVITIES
Purchases of property and equipment	(212)	(102)
Capitalization of computer software	(403)	(443)

Net cash used for investing activities	(615)	(545)

FINANCING ACTIVITIES
Repayments of notes payable	(131)	(117)

Net cash used for financing activities	(131)	(117)

Net change in cash and cash equivalents	(736)	618
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,578	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$842	$618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$42	$72
Income Taxes	$5	$18

The accompanying notes are an integral part of these consolidated financial statements.

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

Reclassification

Certain prior period amounts have been reclassified to the current presentation. Such reclassifications had no impact on previously reported Net loss, or Shareholders’ equity.

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

The interim consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity and cash flows are unaudited. In our opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. The Company’s operations are seasonal, being driven by its primary client base, K-12 schools being closed or having significantly reduced operations during the summer months. At such time infrastructure and systems changes are less disruptive to their operations and so during such times they prefer to have a larger number of projects completed. As a result, and with the Company’s fiscal quarter corresponding to the calendar year, the results for the Company’s first and fourth quarters of each fiscal year when schools are in session are typically lower than the results for its second and third quarters, which contain the summer months when schools are closed or have significantly reduced operations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K.

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

NOTE 2 – EARNINGS OR LOSS PER SHARE

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding, including common stock held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three month periods ended March 31, 2011 and 2010, both prior to and after application of the treasury stock method.

	For the Three Months Ended March 31,
	2011	2010
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,554	6,461
Common stock held in escrow	200	500
Preferred stock	6,740	6,740
Warrants	300	3,108
Options	585	465

Total Weighted Average Shares Outstanding	14,379	17,274

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,554	6,461
Common stock held in escrow	200	500
Preferred stock	6,740	6,740
Warrants	—	—
Options	138	164

Total Weighted Average Shares Outstanding – treasury stock method	13,632	13,865

The potential common shares were not used in the calculation of diluted loss per share for the three months ended March 31, 2011 and 2010, as the effect is anti-dilutive due to the net loss reported for the period.

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

The Company has granted options to purchase shares of common stock in connection with acquisitions, certain hiring agreements and to incent and encourage the longevity of senior employees through option vesting. The issuance of options is further detailed below. The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model. For further information and discussion related to the weighted average assumptions used in the option pricing model please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Assumptions used in calculation of fair value

	For the Three Months Ended March 31,
	2011	2010
Expected term (in years)	7	7
Expected volatility	169%	142%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.8%	2.5%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	174	$0.12	November 1, 2012
Options granted to key employees	100	$1.42	November 9, 2017
Options granted to other employees	10	$1.09	May 28, 2018
Options granted to key employees	50	$0.70	April 17, 2019
Options granted to a key and other employees	196	$0.70	June 1, 2020

The following table summarizes option activity under the plans for the first three months of 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	615	$0.68	6.31	$(44)
Granted	—	—
Cancelled	—	—
Exercised	—	—
Forfeited/expired	(85)	0.87

Outstanding at March 31, 2011	530	$0.65	6.06	$(53)

Exercisable at March 31, 2011	330	$0.62	4.20	$(22)

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.55 as of March 31, 2011 and the exercise price multiplied by the number of options outstanding as of that date.

As of March 31, 2011 there remained $64 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately three years.

The Company issued $8 shares of common stock to outside Board of Directors under the plan in the first three months of 2011. There were no other issuances of common stock during the period.

Total stock based compensation for the three months ended March 31, 2011 was $28, of which $8 related to the stock issued to the Company’s outside Directors and $20 is related to employee stock compensation (wage-related). Total stock based compensation for the first three months of 2010 was $31, of which $11 related to the stock issued to the Company’s investor relations firm, $7 related to the stock issued to the Company’s outside Board of Directors, $3 related to stock options granted from acquisition, and the remaining $10 is related to employee stock compensation (wage-related).

Employee stock compensation (wage related) is included in the Statement of Operations categories of cost of sales or departmental operating expense categories as appropriate.

NOTE 4 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS

Bank Credit Facilities

The Company maintains a line of credit facility with its bank. The terms of the facility are as follows:

•	the principal amount of the facility is $7.8 million;

•	the latest renewal was on June 25, 2010, with a maturity date of June 30, 2012;

•	permissible purposes of the funds borrowed under the revolving facility include funding short-term working capital and general corporate purposes of the Company; and

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

Under our bank facility, eligible accounts receivable balances essentially include all of our trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which we have determined to be of doubtful collectability; and (iii) accounts due from any one of our customers if such accounts constitute more than 20% of the total eligible accounts. The loans bear interest at LIBOR plus 2.50%, subject to a 3% floor, payable monthly. LIBOR plus 2.50% was 2.76% at March 31, 2011 and 2.76% at December 31, 2010.

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

The Company maintains an equipment term loan which has been modified and increased from time to time with a term of three to four years. The term loan is used periodically to refinance the Company’s capital expenditures initially financed through its bank credit facility and improve its availability under its bank credit facility for working capital purposes. The latest modification prior to March 31, 2011 was November 5, 2010. Pursuant to the modification, the equipment loan was increased from $113 to $1.1 million, and bore interest at 30-day LIBOR plus 250 basis points. Principal and interest are payable in thirty consecutive monthly payments of principal and interest of $40 continuing until April 30, 2013.

The amount outstanding on the equipment notes payable to the bank was $962 at March 31, 2011 and $1,074 at December 31, 2010.

Scheduled principal payments under the Company’s notes payable for the years ending are presented below:

2011	$343
2012	469
2013	150

Total Principal Payments	$962

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income or loss from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income or loss (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management is not aware of any debt covenant violations at March 31, 2011 and December 31, 2010.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There were no draws outstanding under the facility as of March 31, 2011 and December 31, 2010.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $822 at March 31, 2011, and $841 at December 31, 2010. On June 25, 2010, the Company and each of the holders of certain Subordinated Promissory Notes dated February 11, 2005 (the “Subordinated Notes”) entered into an Extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

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

Scheduled principal payments under the Company’s notes payable for the years ending December 31 are presented below:

2011	$39
2012	87
2013	101
2014	117
2015	136
Thereafter	342

Total Principal Payments	$822

Off Balance Sheet Instruments

As of March 31, 2011, and for the periods reported, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 7.

Related Party Transactions

During the first three months of 2011 the Company made principal and interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, who owns all of the Company’s preferred shares. These payments were made on the subordinated notes payable which were associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of March 31, 2011. In 2011, principal and interest payments to the five original shareholders of CSI – South Carolina totaled $25 and principal and interest payments to Barron also totaled $25.

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

Activity related to the common stock purchase warrants for the three month periods ended March 31, 2011 and 2010 and outstanding balances are as follows:

Common Stock Purchase Warrants

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Exercise Price	$1.3972	$0.70	$2.0958	$0.85	$0.70	$1.00	$1.20
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010	6/1/2011	6/1/2011	6/1/2011

Warrant related activity for the three months ended March 31, 2011

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2010	—	—	—	—	100	100	100
Issued – three months ended March 31, 2011	—	—	—	—	—	—	—
Exercised – three months ended March 31, 2011	—	—	—	—	—	—	—
Expired – three months ended March 31, 2011	—	—	—	—	—	—	—

Outstanding at March 31, 2011	—	—	—	—	100	100	100

Warrant related activity for the three months ended March 31, 2010

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2009	2,000	555	2,000	1,609	100	100	100
Issued – three months ended March 31, 2010	—	—	—	—	—	—	—
Exercised – three months ended March 31, 2010	—	—	—	—	—	—	—
Expired – three months ended March 31, 2010	(2,000)	(555)	(2,000)	(1,609)	—	—	—

Outstanding at March 31, 2010	—	—	—	—	100	100	100

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

NOTE 6 – INCOME TAXES

The effective tax rates for the three months ended March 31, 2011 and 2010 were approximately 27.7% and 23.9%, respectively.

The income tax provision or benefit for the interim periods presented is computed to arrive at the estimate of the effective rate expected to be applicable in each respective full year using the statutory rate. Income tax expense recorded in the consolidated financial statements differs from the federal statutory income tax rate due to a variety of factors, including state income taxes, non-deductible meals and entertainment expenses, and other miscellaneous permanent differences.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At March 31, 2011, future minimum lease payments under non-cancelable leases were:

2011	$728
2012	456
2013	360
2014	229
2015	185
2016	46

Total	$2,004

Rent expense for the three months ended March 31, 2011 and 2010 was $276 and $272, respectively.

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

On April 1, 2008 the Company entered into a one year lease with Edge Developments, LLC for 18,000 square feet of warehouse space located at 903B East Main Street, Easley, SC. The terms of this lease required monthly payments of $4, which are included in the rent expense disclosed above, and expired on March 31, 2010. On March 23, 2010, the Company entered into a one year lease with Edge Developments, LLC for 30,000 square feet of warehouse space at 903A East Main Street, Easley, SC. The terms of this lease require monthly payments of $5, which are included in rent expense above, and expired on March 31, 2011. Currently, the Company is operating under a month-to-month agreement with Edge Developments for this facility.

On April 1, 2008, in connection with the acquisition of ICS, the Company entered into a lease with Byers Properties, LLC for the lease by the Company of the former single-story brick facilities of ICS comprising 7,207 square feet, including approximately 300 square feet of warehouse space located at 8518 Triad Drive Colfax, North Carolina. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease began April 1, 2008 and ran for a period of three years through March 2011. The lease called for annual rent of $80, payable monthly. In connection with the expiration of this lease, the Company elected to move its facilities to a smaller, 4,155 square feet space in a multi-story brick and glass commercial building at 5509-B West Friendly Avenue, Suite 304, Greensboro, NC 27410, with rent beginning April 1, 2011 and running through April 2014 at a beginning amount of $4 per month subject to an annual increase in rent of 3%. This lease has a three year extension option also subject to the 3% increase in rent. The future minimum lease payments under this lease are included in the schedule above.

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. The future minimum lease payment for leases executed under the program as of March 31, 2011 is included in the schedule above.

Executive Officer Employment Agreements

The Company entered into new, separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009, with terms similar to their prior agreements. The term of all the employment agreements is three years, expiring on February 28, 2012. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at March 31, 2011, excluding bonuses, is approximately $795.

NOTE 8 – SEGMENT INFORMATION

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

Factors management used to identify our segments:

CSI’s reportable segments are analyzed separately because of the differences in margin routinely generated by the major products within each group, and the differences in which sales and investment decisions may be made to evaluate existing or potential new products. Through its Financial Management Applications Segment, the Company develops, sells, deploys and provides ongoing support of its financial management software applications, which are generally sold to organizations financial personnel and generate the highest margins for the Company, and are more comparable to those of the software development industry in general. Through its Cloud Services Segment, the Company develops, integrates, sells, deploys and provides a variety of products primarily delivered through the Cloud (internet), which results in a higher level of commitment to Company hosted hardware to run the software, more so than historically required of the Financial Management Applications Segment. As a result, the margins of the Cloud Services Segment are expected to be, once the solutions gain traction in the market space, generally somewhere between those of its other two primarily software-based, or hardware-based segments. Through its Technology Solutions Segment, the Company provides technology solutions through the sale and distribution of primarily hardware-based solutions including computers and accessories and offers a wide range of technology consulting services, including network and systems integration and computer support and maintenance services. Due to the higher percent of hardware which compose its Technology Solutions Segment sales, this segment produces the lowest margins for the Company.

Prior to the year ended 2010, the Company reported its operations in two segments, the Software Applications Segment and the Technology Solutions Segment. In the process of its budgeting cycle in 2011, management elected to give more weight to the separation of the Cloud Services offerings due to consideration of the factors above and the recent introduction of additional offerings in this group and the amount of investment being made to support them. This also resulted in further breakout of the 2010 and 2009 year numbers for purposes of comparing historical information to the new budget format. As a result of this change in focus, the Company has elected to report its year end numbers with the additional breakout of its former Software Applications Segment into the separate Financial Applications and Cloud Services Segments, increasing the number of segments reported from two to three. All prior year 2010 amounts have been restated to match the current year’s segment reclassifications.

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

The total of Segment assets for all segments is equal to Total Assets as reported in our Consolidated Balance Sheets. The Company allocates cash and taxes receivable based on the segment’s operating income. No cash is allocated when a segment reports ongoing losses. The Company allocates accounts receivable based on each segment’s percent of revenues to total consolidated revenues. All other assets are allocated based on each segment’s activities giving rise to the assets or need for or use of the assets (e.g., capitalized Computer Software costs, net, and, for Property and Equipment, net).

The following tables summarize information about segment income (loss) for the three months ended March 31, 2011 and 2010 and assets allocated to segments as of March 31, 2011 and 2010.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Three months ended March 31, 2011
Net sales and service revenue	$3,313	$196	$6,574	$10,083
Gross profit (loss)	1,373	(372)	696	1,697
Segment income (loss)	523	(680)	(477)	(*	)
Segment assets	9,445	2,670	6,527	18,642

Three months ended March 31, 2010
Net sales and service revenue	$3,660	$175	$6,558	$10,393
Gross profit (loss)	1,728	(175)	796	2,349
Segment income (loss)	800	(541)	(224)	(*	)
Segment assets	9,039	2,063	7,572	18,674

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating loss per consolidated Statements of Operations (GAAP measure):

	For the Three Months Ended March 31,
	2011	2010
Segment income (loss):
Financial Management Applications Segment	$523	$800
Cloud Services Segment	(680)	(541)
Technology Solutions Segment	(477)	(224)

TOTAL SEGMENT INCOME (LOSS)	(634)	35

Less: merger-related and compliance costs
Stock compensation – non-cash	(8)	(21)
Professional and legal compliance and litigation related costs	(71)	(163)

OPERATING LOSS Per Consolidated Statements of Operations	$(713)	$(149)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts are presented in thousands, except where specifically stated.)

A. Introduction

Unless the context requires otherwise, “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the consolidated combined business of Computer Software Innovations, Inc., a Delaware corporation, which also operates under the DBA (doing business as) name CSI Technology Outfitters and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation.

Products and Services

We develop software applications and provide hardware-based technology solutions, focused primarily on the needs of organizations that employ fund accounting. Fund accounting is used by those entities that track expenditures and investments by “fund,” or by source and purpose of the funding (e.g., funds provided by government or grant sources), and is utilized primarily by public sector and not-for-profit entities. Our client base consists principally of K-12 (kindergarten through grade 12) public education and local government organizations including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients, including commercial enterprises. While we have a significant number of non-education focused clients which represent our fastest growing sector based on increases in the number of new clients being added, our education focused customers typically generate more than 80% of our revenues in a given year.

Organization

Our business efforts are focused on three key operating segments: (i) internally developed financial management applications and related services and support (our “Financial Management Applications Segment”); (ii) applications development and integration primarily related to cloud-based services and solutions (our “Cloud Services Segment”); and (iii) other technology solutions and related services and support (our “Technology Solutions Segment”).

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

Margins

As in other competitive software businesses, the sales and support of software products developed for resale, coupled with few related hardware sales, support higher margins in the Financial Management Applications Segment (also referenced as “software and related services”) than in our other segments. See “ – Technology Solutions Segment – Margins” below for a detailed margins comparison of our Financial Management Applications Segment and Cloud Services Segment to our Technology Solutions Segment.

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

In August 2010, we began the enhancement of our CSI@K12 communications and collaboration solutions with the addition of a hosted virtual Private Branch (or entity level) Exchange (PBX) systems services for Voice calls over Internet Protocol (“VoIP”). This is a solution whereby voice calls are communicated from internet protocol based phones and other end user devices over the internet to telecommunications infrastructure equipment at an off premise hosting location where they are linked to the switched (traditional) telecommunications networks (an internet protocol based solution typically referred to as “Hosted VoIP”). The Internet or “World Wide Web” is also referred to as the “Cloud,” generally in the context of the medium through which off premise hosted hardware and software are accessed. Hosted (i.e., off customer premise)

infrastructure used by customers by connecting to the hosted infrastructure through the Cloud (such as with our Hosted VoIP solution) is also referred to as a “Cloud Solution” and sometimes also referred to in the abbreviated form as the “Cloud.” Cloud solutions, including our Hosted VoIP solution, allow customers to purchase telecommunications switching and other hardware and/or software based solutions as a service rather than having to commit to the capital investment required for the purchase of on premise hardware or software. Cloud solutions allow customers to share, at some level, the cost of infrastructure and its management with other customers who also subscribe to the same hosted or Cloud solutions.

Staffing

Our Cloud Services Applications Segment includes a staff of software developers, engineers, implementers, trainers, sales personnel and services support specialists focused primarily on the development, integration, sales, deployment and support of our cloud services products.

Margins

The sales and support of software-based products developed or integrated for resale as services, coupled with the cost of investment in equipment for hosting, should support when mature lower margins in the Cloud Services Segment than in the Financial Management Applications Segment. Conversely, we believe the margins in the Cloud Services Segment will be higher than the margins in the Technology Solutions Segment. See “ – Technology Solutions Segment – Margins” below for a detailed margins comparison of our Financial Management Applications Segment and Cloud Services Segment to our Technology Solutions Segment.

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

Staffing

In addition to our engineers, our Technology Solutions Segment includes a staff of sales persons, project managers and product specialists. Our Technology Solutions Segment also purchases and resells products from a variety of manufacturers including but not limited to Dell, HP, Cisco, Microsoft, Novell, Promethean and Tandberg, and supports our other two Segments, as needed.

Margins

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology Solutions Segment when compared to the Financial Management Applications Segment. With Cloud solutions including a cost of investment in equipment for hosting not found in Financial Management Applications, but generally having some additional economies of scale compared to solutions in the Technology Solutions Segment, we anticipate that margins for the Cloud Services Segment will, once the new solutions in this segment gain traction, be somewhere mid-way between those for the Financial Management Applications Segment and the Technology Solutions Segment. Gross margins for the Financial Management Applications Segment were 43.4% for the 2010 fiscal year, while margins for the Technology Solutions Segment were 14.3% for the same period. Margins for the Cloud Services Segment, due to the initial development of new solutions without yet producing significant revenue, were (65.2)% for the 2010 fiscal year. Gross margin for the Financial Management Applications Segment was 42.7% for the 2009 fiscal year, while margin for our Technology Solutions Segment was 15.0%, and the margin for the Cloud Services Segment, was 0.5% for the same period.

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

Seasonality

The Company’s operations are seasonal, being driven by its primary client base, K-12 schools, being closed or having significantly reduced operations during the summer months. At such time infrastructure and systems changes are less disruptive to their operations and so during the summer months they prefer to have a larger number of projects completed. As a result, and with the Company’s fiscal quarter corresponding to the calendar year, the results for the Company’s first and fourth quarters of each fiscal year when schools are in session are typically lower than the results for its second and third quarters, which contain the summer months when schools are closed or have significantly reduced operations.

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

Based on our efforts during the winter of 2010 and spring of 2011 E-Rate season, we won approximately $1.5 million of contracts to provide services under the CSI@K12 solution set focused primarily for email. We won another $1.5 million of contracts to provide services under the CSI@K12 solution set focused primarily on our Hosted VoIP portion of the offering. Contract awards are not guaranteed to be funded. We anticipate a higher level of funding due to the priority one status of these offerings; however, we are unsure what the funding level will be or the timing of the funding as the contracts go through a review process before approval. In the past our funding experience for level two contracted services and solutions has been less than 30%. But based on these contract wins, we are looking forward to some potential significant increases in revenues as a result of our investments in the Cloud space. These increases could push our results for 2011 ahead of our results in 2010, despite a slow recovery for budgets in our primary K-12 market space.

Features which have been developed for our CSI@K12 solution set also have application to our higher education and local government clients. Accordingly we are developing these products with these customers in mind, in addition to our K-12 customers and are marketing our CSI@K12 product to higher education customer base as CSI@EDU, and to our local government customer base as CSI@GOV. These opportunities are not eligible or contingent upon E-Rate funding. We anticipate occasional revenue outside of E-Rate for some K-12 customers who, for example, have investment in on-premise products which have not historically qualified for E-Rate funding like our hosted solutions and who wish to move forward with the solution regardless of whether funding is obtained. Further, we anticipate some additional revenue and activities outside of the E-Rate cycle, particularly for sales to the higher education and local government customer base.

General Guidance (Forward-Looking Information)

The impact of the current economic conditions on our customers’ budgets and the unknowns related to the timing, issuance of, restrictions on and expiration of the federal government’s economic Stimulus have, we believe, extended out the decision making process with regard to the funding of technology solutions and services. This has resulted in an extension of our sales closing cycles. We typically experience a loss in the first and fourth quarters of the year as we experience a lower utilization of staff carried to support the greater influx of opportunities in the summer months when schools are not in full session and technology solutions implementation is less disruptive. The extension of our closing cycles and our continued investment in the Cloud Services Segment has resulted in a first quarter loss greater than 2010, but not as great as 2009. In 2009, we put in place a reduction in force in the second quarter as a result of the low performance in the first quarter of 2009. In 2011 we have no plans for such a reduction in force at this time. Except for the support for the cloud investment, our headcount is similar to that following the earlier reduction in force. We anticipate a performance for the second quarter of 2011 somewhat similar to 2010, in which we reported a profit for that quarter. In addition, we anticipate improved earnings in the third quarter from the first round of E-Rate funding available for our new cloud solutions offerings. As a result, we are hopeful for a 2011 performance better than 2010. However, due to the uncertainty that remains in our market with regard to economic recovery, we can provide no specific guidance for the coming quarters or year ending 2011.

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

We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our software and systems integration businesses also may be subject to the effects of other risks and uncertainties, including, but not limited to:

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our unaudited consolidated financial statements as of and for the three month period ended March 31, 2011 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

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

We follow the provisions of the “Income Taxes” topic of the FASB ASC, which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. We recognize the impact of our tax positions in our financial statements if those positions will more likely than not be sustained on audit, based on the technical merit of the position.

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 4 to our unaudited financial statements as of and for the three months ended March 31, 2011 and under “—G. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

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

F. Financial Performance

Overview

Our revenues decreased $0.3 million or 3% to $10.1 million for the first quarter of 2011 compared to the same period of the prior year. The revenue decrease was due to a $0.3 million decrease in Financial Management Applications Segment revenues, while Cloud Services and Technology Solutions Segment revenues had a slight increase over the prior year. The

9% decrease in Financial Management Applications Revenues was due to a decrease in new software sales and services. While we experienced an increase in the amount of opportunities over the prior year, a number of implementations were pushed out to future periods at customers’ requests, an anticipated temporary trend. Cloud services sales increased 12% due to the addition of some CSI@K12 hosted email customers, while there were no sales of this solution in the prior year. Technology solutions revenues’ slight increase was primarily due to increased product sales and third party contracts.

Gross profit for the first quarter of 2011 decreased $0.7 million, or 28%, to $1.7 million compared to the same period of the prior year. The decrease was due to a $0.4 million decrease from the Financial Management Applications Segment, a $0.2 million decrease from the Cloud Services Segment and a $0.1 million decrease from the Technology Solutions Segment. The decrease in the Financial Management Applications Segment gross profit was driven by the decrease in revenues combined with flat, generally semi-fixed costs to operate this segment. The decrease in Cloud Services gross profit was due to an increase in cost of sales with additional staffing for the new hosted voice product line which has not yet become fully implemented and therefore did not experience any sales through the first quarter of 2011. The platform is functioning with demonstrable services and we anticipate revenue from the full implementation of this solution offering in the third quarter of 2011. The decrease in technology gross profit was due to decreased interactive classroom services and technical support revenues with costs not decreasing at the same rate. The overall gross margin decreased from 22.6% to 16.8% due to decreased margins in all three segments. The Financial Management Applications Segment reported 41.4% margin in the first quarter of 2011 versus 47.2% for the same period in 2010 due to decreased new software and services sales with flat costs. The Cloud Services Segment reported -189.8% gross margin, down from -100.0% gross margin for the first quarter of 2010. This decrease is due to only a slight increase in revenues while costs increased proportionately more due to the additional workforce preparing for the implementation of the hosted voice offering. The Technology Solutions Segment reported 10.6% margin in the first quarter of 2011 versus 12.1% for the same period in 2010 due to reduced performance of interactive classroom services and technical support revenues, coupled with an unfavorable change in product mix from higher services to increased hardware sales with low margins.

Operating loss increased $0.6 million, or 379%, to an operating loss of $0.7 million for the first quarter of 2011 compared to an operating loss of $0.1 million for the first quarter of 2010. The increase in operating loss came from the decrease in gross profit, partially offset by a decrease in operating expenses. Due to a continued focus on operating expense control, we anticipate a greater impact from economies of scale in later periods as our market recovers and as our new product offerings begin producing revenues.

Net loss for the first quarter of 2011 increased $0.4 million, or 223%, to a net loss of $0.5 million compared to a net loss of $0.2 million for the same period of the prior year. The increase in net loss was due to the increase in operating loss, partially offset by reduced interest expense and an increase in income tax benefit.

Consolidated Results of Operations for the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$10,083	$10,393	$(310)
GROSS PROFIT	1,697	2,349	(652)
OPERATING LOSS	(713)	(149)	(564)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME (LOSS)
Gross Profit:
Sales			$(310)
Cost of sales excluding depreciation, amortization, and capitalization			(299)
Depreciation and amortization			(6)
Capitalization of software costs			(37)

			(652)

Operating Expenses:
Research and development costs			13
Selling costs			(139)
Marketing costs			32
Stock based compensation			13
Professional and legal compliance costs			92
Depreciation and amortization			43
Other general and administrative expenses			34

			$(564)

Revenues

Total revenues in the first quarter of 2011 decreased $0.3 million or 3% in comparison with the first quarter of 2010 to $10.1 million. Of this decrease, Financial Management Applications Segment revenues decreased $0.3 million while Cloud Services and Technology Solutions Segment’s revenues increased slightly. The 9% decrease in Financial Management Applications revenues was due to a decrease in new software sales and services. While we experienced an increase in the amount of opportunities over the prior year, a number of implementations were pushed out to future periods at customers’ requests, an anticipated temporary trend. The 12% increase in Cloud Services revenues was due to an increase in CSI@K12 hosted email revenues. The slight increase in Technology Solutions revenues was due to an increase in product and third party contract sales.

Gross Profit

Gross profit for the first quarter of 2011 decreased $0.7 million or 28% in comparison with the first quarter of 2010, to $1.7 million. Of this decrease, $0.4 million was due to a decrease in Financial Management Applications Segment, $0.2 million was due to a decrease in Cloud Services Segment, and $0.1 million was due to a decrease in Technology Solutions Segment. The decrease in Financial Management Applications Segment was driven by a decrease in new software and service revenues. The decrease in Cloud Services Segment was due to additional staffing for the new hosted voice product line which was in start-up mode and did not experience any sales through the first quarter of 2011. The platform is functioning with demonstrable services and we anticipate revenue from the full implementation of this solution offering beginning with the third quarter of 2011. The decrease in Technology Solutions Segment was due to decreased interactive classroom services and technical support revenues with costs not decreasing as much. The overall gross margin decreased from 22.6% to 16.8% due to decreased margins in all three segments. The Financial Management Applications Segment reported 41.4% margin in the first quarter of 2011 versus 47.2% for the same period in 2010 due to decreased new software and services sales with flat, generally semi-fixed costs to operate this segment. The Cloud Services Segment reported -189.8% margin in the first quarter of 2011 versus -100.0% for the same period in 2010 due to increased costs from the additional workforce for the hosted voice solution, while revenues for the segment were improved 12%, but off a much smaller base compared to the other segments. The Technology Solutions Segment reported 10.6% margin for the first quarter of 2011, down from 12.1% for the same period of the prior year. The decrease was due to reduced performance of interactive classroom services and technical support revenues, coupled with increased hardware sales with low margins. The increase in costs, primarily from the Cloud Services Segment was accompanied by an increase in depreciation and amortization of previously capitalized software costs and reduced capitalized costs with more effort going toward support for our newer and upgraded solutions in beta and other testing and remediation stages.

Operating Expenses

Operating expenses for the first quarter decreased $0.1 million compared to the first quarter of 2010, to $2.4 million. The above table analyzes the major items that account for this decrease. The decrease was primarily a result of reduced professional and legal compliance costs due to reduced investor relations activities and external Sarbanes-Oxley compliance costs. Also contributing to the decrease was reduced depreciation and amortization due to reduced amortization from reduced amortizable assets from acquisitions. The decrease was partially offset by an increase in selling expenses mostly due to an increase in selling efforts in the Technology Solutions Segment. The $0.7 million decrease in gross profit, partially offset by the improvement in operating expenses of $0.1 million resulted in an increase in operating loss of $0.6 million, or 379% compared to the prior year, to $0.7 million.

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

	Three Months Ended
	March 31, 2011	March 31, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,313	$3,660	$(347)
GROSS LOSS	1,373	1,728	(355)
OPERATING INCOME (LOSS)	523	800	(277)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME (LOSS)
Gross Profit:
Sales			$(347)
Cost of sales excluding depreciation, amortization, and capitalization			(81)
Depreciation and amortization			25
Capitalization of software costs			48

			(355)

Operating Expenses:
Selling costs			(15)
Marketing costs			14
Depreciation and amortization			10
Other general and administrative expenses			69

			$(277)

Financial management applications revenues decreased by $0.3 million, or 9%, in comparison with the first quarter of 2010. The decrease in software revenues was due primarily to decreases in fund accounting new software sales and services, partially offset by an increase in support revenues. While we experienced an increase in the amount of opportunities over the prior year, a number of implementations were pushed out to future periods at customers’ requests, an anticipated temporary trend.

Financial management applications cost of sales increased slightly, by less than 1% in comparison with the first quarter of 2010. The increase in cost of sales came primarily from increased costs for development. However, this increase was partially offset by a larger amount of software costs being capitalized than in ther prior year. The gross margin for the first quarter of 2011 was 41.4% compared to 47.2% in the first quarter of 2010. The decrease in the margin was due to decreased sales while cost of sales remained relatively flat.

Financial management applications operating expenses for the segment decreased $0.1 million, or 8% in comparison with the first quarter of 2010. The decrease was primarily due to reduced other general and administrative expenses. The segment experienced a decrease in segment operating income of $0.3 million, or 35% in comparison to the first quarter of 2010, driven by the decrease in gross profit, partially offset by the decrease in operating expenses.

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

	Three Months Ended
	March 31, 2011	March 31, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$196	$175	$21
GROSS PROFIT	(372)	(175)	(197)
OPERATING LOSS	(680)	(541)	(139)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING LOSS
Gross Profit:
Sales			$21
Cost of sales excluding depreciation, amortization, and capitalization			(103)
Depreciation and amortization			(30)
Capitalization of software costs			(85)

			(197)

Operating Expenses:
Research and development			13
Selling costs			2
Marketing costs			34
Depreciation and amortization			32
Other general and administrative expenses			(23)

			$(139)

Cloud Services revenues increased slightly, or 12%, in comparison with the first quarter of 2010. The increase in revenues was due to increased sales of our hosted email solution. During our winter 2010 and spring 2011 E-Rate season we won a significant amount of E-Rate contracts for both our new hosted email and VoIP solutions totaling approximately $3 million. While we cannot be assured of the level to which the contracts will be funded, we do anticipate a level of funding sufficient to begin improving our revenue from this segment significantly beginning with the third quarter of 2011.

Cloud services cost of sales increased $0.2 million, or 62%, in comparison with the first quarter of 2010. The increase in cost of sales came from increased costs for the hosted voice solution, increased depreciation and amortization due to an increased investment in assets for this segment, and due to less software costs being capitalized from reduced subcontracted development labor. The gross margin for the first quarter of 2011 was -189.8% compared to -100.0% in the first quarter of 2010. The decrease in the margin was due to relatively flat sales while cost of sales increased due to the reasons above.

Cloud services operating expenses for the segment decreased $0.1 million, or 16% in comparison with the first quarter of 2010. The decrease was primarily due to reduced research and development costs with more costs being capitalized as the CSI@K12 project matures, and decreased depreciation and amortization and marketing costs. The segment experienced a decrease in segment operating income of $0.1 million, or 26% in comparison to the first quarter of 2010, driven by the decrease in gross profit, partially offset by the decrease in operating expenses.

Technology Solutions Segment

Through our Technology Solutions Segment, we report the results of the technology solutions products through the sales and distribution of computers and accessories and the wide range of technology consulting services, including network and systems integration and computer support and maintenance services, that we provide.

	Three Months Ended
	March 31, 2011	March 31, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$6,574	$6,558	$16
GROSS PROFIT	696	796	(100)
OPERATING LOSS	(477)	(224)	(253)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING LOSS
Gross Profit:
Sales			$16
Cost of sales excluding depreciation, amortization, and capitalization			(115)
Depreciation and amortization			(1)

			(100)

Operating Expenses:
Selling costs			(126)
Marketing costs			(16)
Depreciation and amortization			1
Other general and administrative expenses			(12)

			$(253)

Technology revenues increased slightly, less than 1%, in comparison to the first quarter of 2010. The increase in technology revenues was due to an increase in infrastructure, PC’s and servers, video conferencing, third party software and third party support contracts. These increases were partially offset by decreases in interactive classroom product, interactive classroom installation/services, third party cabling labor and technical support revenues.

Technology cost of sales increased $0.1 million, or 2% in comparison to the first quarter of 2010. The increase in technology cost of sales accompanied the increase in technology revenues for products while labor costs were relatively flat with decreased revenues. Gross profit for the period decreased $0.1 million due to decreases in interactive classroom services and technology support revenues with flat costs. Segment gross margin for the period decreased from 12.1% to 10.6% due to an unfavorable change in product mix with reduced services revenues which carry a higher margin and increased product sales which carry a lower margin.

Technology operating expenses increased $0.2 million, or 15% in comparison to the first quarter of 2010. The increase was primarily due to an increase in selling costs, accompanied by increased marketing and other general and administrative costs for this segment, partially offset by reduced depreciation and amortization. As a result of the decrease in gross profit and the increase in operating expenses, the segment experienced an increase in segment operating loss of $0.3 million, or 113% in comparison to the first quarter of 2010.

The following tables summarize information about segment income (loss) for the three months ended March 31, 2011 and 2010, and assets allocated to segments as of March 31, 2011 and 2010. Changes in segment assets came primarily from the following:

•

Financial Management Applications Segment assets increased due to an increase in cash and cash equivalents, income tax receivable and capitalized computer software costs. This increase was partially offset by a decrease in other assets due to amortization of these assets without any acquisition activity recently.

•

Cloud Services Segment assets increased due to increased property and equipment and capitalized computer software costs. This is due to the investment being made in this segment with the hosted email and VoIP solutions.

•

Technology Solutions Segment assets decreased primarily from a decrease in inventory. Inventory decreased due to reduced purchases as sales of interactive classroom solutions decreased compared to the prior year. This decrease was partially offset by an increase in accounts receivable balance from increased sales.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Three months ended March 31, 2011
Net sales and service revenue	$3,313	$196	$6,574	$10,083
Gross profit (loss)	1,373	(372)	696	1,697
Segment income (loss)	523	(680)	(477)	(*	)
Segment assets	9,445	2,670	6,527	18,642

Three months ended March 31, 2010
Net sales and service revenue	$3,660	$175	$6,558	$10,393
Gross profit (loss)	1,728	(175)	796	2,349
Segment income (loss)	800	(541)	(224)	(*	)
Segment assets	9,039	2,063	7,572	18,674

* See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating loss per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	March 31, 2011	March 31, 2010
Segment income (loss):
Financial Management Applications Segment	$523	$800
Cloud Services Segment	(680)	(541)
Technology Solutions Segment	(477)	(224)

TOTAL SEGMENT INCOME (LOSS)	(634)	35

Less: merger-related and compliance costs
Stock compensation – non-cash	(8)	(21)
Professional and legal compliance costs	(71)	(163)

OPERATING LOSS Per Consolidated Statements of Operations	$(713)	$(149)

Interest and Other Income and Expenses

Interest expense decreased in the first quarter of 2011 by 42%, compared to the first quarter of 2010. The decrease was due to reduced borrowings on the subordinated debt during the first quarter of 2011 compared to the same period in 2010.

Income Taxes

Income tax benefit increased by $0.2 million, or 294% compared to the first quarter of 2010, to $0.2 million in the first quarter of 2011. The increase was due primarily to the increase in pre-tax loss when compared to the prior year.

The effective tax rates for the three months ended March 31, 2011 and 2010 were approximately 27.7% and 23.9%, respectively. The increase in the effective tax rate is primarily due to a larger amount of non-deductible items, such as the non-deductible portion of meals and entertainment, as a percent of pre-tax loss in the current year’s first quarter, than in the first quarter of the prior year.

Net Loss and Loss per Share

Net loss increased in the first quarter of 2011 by $0.4 million, or 223%, to $0.5 million compared to the first quarter of 2010. The increase was primarily due to the increase in operating loss, partially offset by decreased interest expense and increased income tax benefit.

Basic and diluted loss per share went from a loss of $0.03 in the first quarter of 2010 to a loss of $0.08 in the first quarter of 2011. The change was primarily due to the increase in net loss.

G. Liquidity and Capital Resources

Our strategic plan includes the expansion of the Company both organically and through acquisitions. Due to the long-term nature of investments in acquisitions, new product development, selling, marketing, administration and product modification investment to support geographic expansion and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Accordingly, we use debt and equity vehicles in addition to cash flow from operations to fund our growth and working capital needs. Currently our funds for working capital are provided under our $7.8 million revolving line of credit.

Cash Flows

For the three months ended March 31, 2011, we had a decrease of $0.7 million in cash and cash equivalents from investment in property and equipment and capitalized software and repayments of notes payable. For the three months ended March 31, 2010, we had an increase in cash and cash equivalents of $0.6 million from operations, due to accounts receivable collections and a reduction in inventory, partially offset by cash invested into property and equipment and capitalized software costs and repayments of notes payable.

Cash from Operating Activities

Virtually no cash was provided by operating activities in the first three months of 2011 compared to cash provided by operating activities of approximately $1.3 million in the first three months of 2010. The decrease, $1.3 million, was due to increased operating loss in the first three months of 2011 compared to that of the prior year and changes in inventory levels and timing of collections primarily earlier on increased deferred revenue billings in the prior year.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Decreases in the consolidated balance sheet line items for accounts receivable were a result of increased collections and decreased billings through March 31, 2011 as compared to the amounts billed prior to December 31, 2010. The increase in inventories was due to more purchases of interactive classroom products than sales since the year end in preparation for upcoming summer projects. Accounts payable increased primarily due to increased business activity as of first quarter end than compared to December 31, 2010. Deferred revenue decreased due to more billings for support agreements being deferred at December 31 than at the end of the first quarter, since a significant portion of agreements are billed shortly before their July 1 or January 1 start dates.

Cash used for Investing Activities

Cash used for investing activities totaled $0.6 million in the first three months of 2011 compared to $0.5 million in the first three months of 2010. The increase of $0.1 million was due to increased purchases of property and equipment, mostly for the Cloud Services Segment. On the balance sheet, since year end 2010, capitalized software costs and property and equipment has increased due to the Cloud Services Segment investment and CSI@K12 development while other intangible assets declined from no increase in other intangible assets with no new acquisitions, being offset by ongoing depreciation and amortization. Goodwill also remained flat with no acquisition activity.

Cash from Financing Activities

Cash used for financing activities totaled $0.1 million in the first three months of 2011 compared to cash used for financing activities of $0.1 million in the first three months of 2010. In both quarters, funds were used to pay down the equipment notes payable and the subordinated notes payable.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Three Month Periods Ended March 31, 2011 and 2010

EBITDA decreased 152% or $0.6 million to -$0.2 million for the three months ended March 31, 2011 compared to the same period in 2010. The decrease in EBITDA was primarily due to the increase in net loss compared to the prior year. Adjusted (financing) EBITDA for the quarter ended March 31, 2011 decreased by 147%, or $0.6 million, to -$0.2 million for the same reason as the change in EBITDA.

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

When evaluating EBITDA and Adjusted EBITDA, investors should consider, among other things, increasing and decreasing trends in both measures and how they compare to levels of debt and interest expense, ongoing investing activities, other financing activities and changes in working capital needs. Moreover, these measures should not be construed as alternatives to net income or loss (as an indicator of operating performance) or cash flows (as a measure of liquidity) as determined in accordance with GAAP.

While some investors use EBITDA to compare between companies with different investment and capital structures, all companies do not calculate EBITDA or Adjusted EBITDA in the same manner. Accordingly, the EBITDA and Adjusted EBITDA measures presented below may not be comparable to similarly titled measures of other companies.

A reconciliation of Net Loss reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Three Months Ended
	March 31, 2011	March 31, 2010
Reconciliation of net loss per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net loss per GAAP	$(546)	$(169)
Adjustments:
Income tax benefit	(209)	(53)
Interest expense, net	42	72
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	204	206
Amortization of software development costs	304	339

EBITDA	$(205)	$395

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	8	21

Adjusted (Financing) EBITDA	$(197)	$416

Credit Arrangements

Credit Facilities

Prior to our going public through the reverse merger, we funded operations through cash flow from operations. In our 2005 reverse merger, which took the CSI operations public, substantially all of our cash was distributed to the founders in exchange for ownership. Due to continued acquisition activity and the recapitalization of the Company in connection with going public through a reverse merger, the Company frequently has no excess cash and relies on its $7.8 million line of credit facility with its bank to fund its working capital and other funding needs. Accordingly, we now use primarily our working capital facility and term loans to fund our operations. See the notes to our unaudited consolidated financial statements included in this report for more details on our borrowing facilities.

Our current credit facilities consist of:

•

$7.8 million revolving line of credit (temporarily increased from $7.0 million), of which $0 was drawn and $4.6 million was available at March 31, 2011, which bears interest at LIBOR plus 2.5% (subject to a 3% floor) and matures June 30, 2012 (the temporary $1.0 million increase will be reduced by $200 annually each January 31, beginning 2011 through 2015 and was provided in consideration of our paydown of $0.9 million on our subordinated notes, with a draw on the line, not impacting our prior ability to access $7.0 million of working capital via the line);

•

$1.1 million equipment note, of which approximately $1.0 million was outstanding at March 31, 2011, which bears interest at LIBOR plus 2.5%, and has a two and one-half year amortization maturing in April 2013; and

•

$2.3 million in subordinated notes to Barron Partners and the five founding shareholders, of which $0.8 million remained outstanding at March 31, 2011, which bear interest at 15% and mature no later than January 1, 2018. The notes are subordinated to our bank lender with whom we have our line of credit.

Auto Fleet Lease Facility

The Company has a $2 million facility under which it leases multiple automobiles under a managed, out-sourced (or “fleet”) program, to support the transportation needs for certain (where cost-effective) sales and delivery efforts. The automobile leases are accounted for as operating leases and lease payments and all other expenses related to these transportation needs are expensed as incurred, just as they would be without the program. Additionally, the program manages the commitment to adding vehicles and exiting of commitments for vehicles when replaced or disposed of, with minimal cost. The Company utilizes the fleet lease program to avoid the administrative costs it would incur if it were to manage such an activity in house. Without the advantage of sharing overhead costs necessary for the management of such a program with others and through economies of scale, such as an outsourced provider can achieve, management would not achieve sufficient savings to administer such a program and would simply choose to incur all related costs as a mileage reimbursement to the employees for use of their personal vehicles. Management believes it would not be cost effective to purchase the vehicles through any type of capital funding, and incur the costs to internally manage and dispose of the vehicles. In addition to the increased costs of internal administration, the disposal costs would likely be greater than incurred under the fleet management program, since the Company is not in the used vehicle market. Accordingly, the Company considers the leasing arrangement an administrative tool, and not a significant source of capital. The auto fleet leases are discussed under Note 7 to our unaudited consolidated financial statements for the period ended March 31, 2011.

Factors Affecting Capital Needs and Resources

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	our operating cash flow;

•	$4.6 million available to our operations at March 31, 2011 under our $7.8 million line of credit;

•	the anticipated level of capital expenditures for 2011 of $1.6 million ($0.2 million expended through March 31, 2011);

•	capitalized software development costs of approximately $1.9 million;

•	estimated purchase commitments with suppliers;

•	our scheduled debt service on senior term borrowings;

•	repayment of our subordinated notes; and

•	potential future acquisitions.

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

Our cash flow from operations has been reasonably strong over the past several years and through the current quarter, as we have increased our business, including recurring revenues and collected cash generally applied to our revolver, and have had sufficient availability under our line of credit to support our working capital needs and fund acquisitions. Two of the three acquisitions have generated cash sufficient to service the borrowings made to purchase them, and the third was purchased primarily with shares of our stock. Our greatest risk to cash flows at this time is the potential continuing impact of the current economic downturn, potentially mitigated by greater opportunities from an expanded geographic reach following our acquisitions.

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

For the three months ended March 31, 2011, we have capitalized approximately $0.4 million of software development costs and $0.2 million in capital expenditures. We plan to fund 2011 needs for these items through cash flow from operations and draws under our bank line of credit or longer term borrowings such as our equipment note. The Company also considers leasing of capital equipment as a financing option, to the extent terms are reasonable in comparison to other financing options, and particularly where there may be a benefit related to the costs of administration of the equipment, particularly with regard to its disposal. The Company currently leases a number of vehicles for the sales people and engineers who are on the road due to the cost-effective nature of the program in comparison to the costs of paying standard mileage rates for a high level of travel, and considering the low cost of outsourced administration through the program. Under our agreements for borrowings with our bank we are required to obtain and have obtained permission to enter into leasing programs, particularly as the terms have been beneficial to our operations. We anticipate, but cannot guarantee our bank will continue to support our entering into additional leasing facilities, particularly when the terms are favorable and purposes effectively support our operations.

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

Subordinated Promissory Notes

At March 31, 2011, subordinated promissory notes payable to shareholders totaled approximately $0.8 million. On June 25, 2010, we entered into an extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

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

We continuously consider and pursue other financing options which could include mezzanine financing or other capitalization alternatives. These options are under consideration, and could provide longer-term financing to match our long-term capital needs. Such needs would include acquisition activities and increased working capital. Depending on cash flow from current operations, should we find longer-term funding unnecessary, we may not take advantage of such additional funding options, thereby paying down debt and minimizing any potential for dilution from any additional raise of capital. In May 2011, we retained an investment banking firm to advise us with respect to strategic options, including potential capital and financing alternatives.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective for the reporting period ended March 31, 2011, such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 1A. Risk Factors.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”).

There have been no material changes in the risk factors previously disclosed in Part I-Item 1A of our Form 10-K.

Item 5. Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Bank (USA) is a facility under which we may borrow, repay and then re-borrow. Advances and repayments occur daily under the credit facility, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through May 10, 2011. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through March 21, 2011, was previously disclosed in our Form 10-K filed with the Commission on March 25, 2011.

Date	Loan Balance
March 31, 2011	$—
April 21, 2011	—
April 25, 2011	294
April 29, 2011	205
May 2, 2011	447
May 5, 2011	111
May 10, 2011	596

Item 6. Exhibits.

Exhibit Number	Description

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: May 16, 2011	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*32	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.