Form 10-Q
period 2011-06-30
Computer Software Innovations, Inc.
filed 2011-08-15
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2011
Common Stock, $0.001 par value per share	6,573,478 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUES
Financial Management Applications Segment	$3,345	$3,431	$6,658	$7,091
Cloud Services Segment	393	309	589	484
Technology Solutions Segment	9,742	12,692	16,316	19,250

Net sales and service revenue	13,480	16,432	23,563	26,825

COST OF SALES
Financial Management Applications Segment
Cost of sales, excluding depreciation, amortization and capitalization	1,968	1,858	3,937	3,746
Depreciation	29	30	55	58
Amortization of capitalized software costs	262	278	498	537
Capitalization of software costs	(303)	(238)	(594)	(481)

Total Financial Management Applications Segment cost of sales	1,956	1,928	3,896	3,860

Cloud Services Segment
Cost of sales, excluding depreciation, amortization and capitalization	610	524	1,174	985
Depreciation	57	13	105	19
Amortization of capitalized software costs	68	81	136	161
Capitalization of software costs	(221)	(177)	(333)	(374)

Total Cloud Services Segment cost of sales	514	441	1,082	791

Technology Solutions Segment
Cost of sales, excluding depreciation	8,026	11,006	13,880	16,745
Depreciation	23	25	47	48

Total Technology Solutions Segment cost of sales	8,049	11,031	13,927	16,793

Total cost of sales	10,519	13,400	18,905	21,444

Gross profit	2,961	3,032	4,658	5,381

OPERATING EXPENSES
Research and development	26	38	52	77
Selling costs	1,242	1,151	2,439	2,209
Marketing costs	174	108	303	269
Stock based (non-employee wage) compensation	7	20	15	41
Professional and legal public company compliance costs	158	156	229	319
Depreciation and amortization	102	151	208	300
Other general and administrative expenses	859	834	1,732	1,741

Total operating expenses	2,568	2,458	4,978	4,956

Operating income (loss)	393	574	(320)	425

OTHER EXPENSE
Interest expense	(46)	(75)	(88)	(147)
Loss on disposal of property and equipment	—	(1)	—	(2)

Other expense	(46)	(76)	(88)	(149)

Income (loss) before income taxes	347	498	(408)	276
INCOME TAX EXPENSE (BENEFIT)	171	201	(38)	148

NET INCOME (LOSS)	$176	$297	$(370)	$128

BASIC EARNINGS (LOSS) PER SHARE	$0.03	$0.05	$(0.06)	$0.02

DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$0.02	$(0.06)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
— Basic	6,565	6,485	6,558	6,473

— Diluted	13,757	13,911	6,558	13,906

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1,578
Accounts receivable, net	10,936	8,681
Inventories	1,453	558
Prepaid expenses	308	159
Income taxes receivable	472	284

Total current assets	13,169	11,260
PROPERTY AND EQUIPMENT, net	1,319	1,033
COMPUTER SOFTWARE COSTS, net	3,138	2,844
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	2,257	2,359

Total assets	$22,314	$19,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,772	$2,600
Deferred revenue	8,427	8,014
Deferred tax liability	869	693
Bank line of credit	1,236	—
Current portion of notes payable	463	456
Current portion of subordinated notes payable to shareholders	62	58

Total current liabilities	14,829	11,821

LONG-TERM DEFERRED TAX LIABILITY, net	193	226
NOTES PAYABLE, less current portion	385	618
SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS, less current portion	741	783

Total liabilities	16,148	13,448

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,740 shares issued and outstanding	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,573 and 6,552 shares issued and outstanding, respectively	7	7
Additional paid-in capital	9,366	9,249
Accumulated deficit	(3,070)	(2,700)
Unearned stock compensation	(144)	(84)

Total shareholders’ equity	6,166	6,479

Total liabilities and shareholders’ equity	$22,314	$19,927

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2010	$7	$7	$9,249	$(2,700)	$(84)	$6,479
Common stock based compensation	—	—	15	—	—	15
Issuance of stock options	—	—	102	—	(102)	—
Stock option based compensation	—	—	—	—	42	42
Net loss for the six months ended June 30, 2011	—	—	—	(370)	—	(370)

Balances at June 30, 2011	$7	$7	$9,366	$(3,070)	$(144)	$6,166

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)	Six Months Ended
	June 30, 2011	June 30, 2010
OPERATING ACTIVITIES
Net (loss) income	$(370)	$128
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities
Depreciation and amortization	1,049	1,123
Stock compensation expense, net	57	61
Deferred income taxes	143	22
Loss on disposal of property and equipment	—	2
Changes in deferred and accrued amounts
Accounts receivable	(2,255)	(3,692)
Inventories	(895)	181
Prepaid expenses	(149)	(83)
Accounts payable	1,172	4,459
Deferred revenue	413	(645)
Income taxes receivable/payable	(188)	(108)

Net cash (used for) provided by operating activities	(1,023)	1,448

INVESTING ACTIVITIES
Purchases of property and equipment	(600)	(322)
Capitalization of computer software	(927)	(862)

Net cash used for investing activities	(1,527)	(1,184)

FINANCING ACTIVITIES
Net borrowings under line of credit	1,236	845
Repayments of notes payable	(264)	(1,109)

Net cash provided by (used for) financing activities	972	(264)

Net change in cash and cash equivalents	(1,578)	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,578	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$87	$146
Income Taxes	$7	$236

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

In the first quarter of 2005, the Company concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of the Company’s common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into the Company, (“reverse merger”), the Company’s issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of the Company’s name to “Computer Software Innovations, Inc.”

Description of business

The Company is engaged in the business of development and sales of internally developed software, sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware–based solutions.

The Company’s internally developed software consists of fund accounting based financial management software (the results of which are reported through its Financial Applications Segment), standards-based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, referred to as its identity and access management solutions, cloud-based communications and collaboration solutions, including both hosted email and hosted voice-over-internet, using internet protocol (“VoIP”) services, and Microsoft SharePoint deployments (the results of which are all reported through its Cloud Services Segment). The Company’s primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund”, or by source and purpose of the funding. The fund accounting software is used primarily by public sector and not-for-profit entities. The Company’s standards-based lesson planning software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The lesson plans can be stored, shared, and retrieved for collaboration, editing and future use. The Company’s solutions for single sign-on application access management provide the ability to eliminate the need for users to sign on to every application separately (thereby allowing “single sign-on”) and provides for other efficiencies related to setting-up and controlling user access. The Company’s hosted email solutions and hosted VoIP solutions focus on making security and administration of email and VoIP telecommunications more efficient and up-front cost of adoption of the technology lower for its primary K-12 (kindergarten through grade 12) market space.

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

The Company currently markets its products and services primarily to a wide variety of education and local government agencies, and not-for-profit entities in the southeastern United States. The Company also markets to other verticals such as mid and larger size commercial businesses and healthcare. The majority of the Company’s business is with K-12 public education and local government entities, although many of its solutions are also applicable to the commercial market space.

Disclosure regarding segments

The Company reports its operations under three operating segments: the Financial Management Applications Segment, the Cloud Services Segment and the Technology Solutions Segment.

Financial Management Applications Segment

Through the Financial Management Applications Segment, the Company reports the results of the development, sales, and deployment and provision of ongoing support of its fund accounting based financial management software. Through this segment, the Company also reports the results of operations related to complimentary third-party applications and services the Company resells.

Cloud Services Segment

Through the Cloud Services Segment, the Company reports the results of the development, integration, sales and deployment of its proprietary standards based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, cloud-based communication and collaboration solutions, based on Microsoft’s Live@edu hosted exchange and SharePoint environments and Microsoft SharePoint deployments, and for Hosted VoIP. Through this segment the Company also reports the results of operations related to complimentary third-party applications and services which are an integral part of its solutions.

Technology Solutions Segment

Through the Technology Solutions Segment, the Company reports the results of the technology solutions products through the sales and distribution of computers, infrastructure and physical security hardware and accessories and the wide range of technology consulting services, including network and systems integration and computer support and maintenance services, that the Company provides.

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

Reclassification

Certain prior period amounts have been reclassified to the current presentation. Such reclassifications had no impact on previously reported Net income, or Shareholders’ equity.

Use of estimates and interim adjustments and seasonal considerations impacting financial results

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). GAAP requires Company management (“Management”) to make estimates, assumptions and judgments and to rely on projections of future results of operations and cash flows. Those estimates, assumptions, judgments and projections are an integral part of the consolidated financial statements. The Company’s management bases its estimates and assumptions on historical data and other assumptions, which include knowledge and experience with regard to past and current events and assumptions about future events that Company management believes are reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in its consolidated financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

Management’s judgments are based on its assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in the Company’s consolidated financial statements. Actual results could differ materially from these estimates, assumptions, projections and judgments.

The interim consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity and cash flows are unaudited. In Management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. The Company’s operations are seasonal, being driven by its primary client base, K-12 schools being closed or having significantly reduced operations during the summer months. At such time infrastructure and systems changes are less disruptive to their operations and so during such times they prefer to have a larger number of projects completed. As a result, and with the Company’s fiscal quarter corresponding to the calendar year, the results for the Company’s first and fourth quarters of each fiscal year when schools are in session are typically lower than the results for its second and third quarters, which contain the summer months when schools are closed or have significantly reduced operations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Recent accounting pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, which clarifies and changes fair value measurement and disclosure requirements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments but does not require additional fair value measurements. This guidance will be effective for the Company beginning January 1, 2012. Management does not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – EARNINGS OR LOSS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding, including common stock held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three and six month periods ended June 30, 2011 and 2010, both prior to and after application of the treasury stock method.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,565	6,485	6,558	6,473
Common stock held in escrow	200	500	200	500
Preferred stock	6,740	6,740	6,740	6,740
Warrants	204	300	252	1,696
Options	570	528	542	497

Total Weighted Average Shares Outstanding	14,279	14,553	14,292	15,906

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,565	6,485	6,558	6,473
Common stock held in escrow	200	500	200	500
Preferred stock	6,740	6,740	6,740	6,740
Warrants	20	6	25	15
Options	232	180	224	178

Total Weighted Average Shares Outstanding –treasury stock method	13,757	13,911	13,747	13,906

The potential common shares were not used in the calculation of diluted loss per share for the six months ended June 30, 2011, as the effect is anti-dilutive due to the net loss reported for the period.

NOTE 3 – STOCK-BASED COMPENSATION

The Company has a stock based compensation plan, established in 2005, the “2005 Incentive Compensation Plan”. The Company accounts for stock based compensation using the fair value method prescribed in the “Stock Compensation” section of the FASB’s Accounting Standards Codification (“ASC”), which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of options granted. In 2005, the Company assumed the stock based employee compensation plan of CSI – South Carolina as a result of the reverse merger.

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

Assumptions used in calculation of fair value

	For the Six Months Ended June 30,
	2011	2010
Expected term (in years)	7	7
Expected volatility	208%	169%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.3%	2.8%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	158	$0.12	November 1, 2012
Options granted to key employees	100	$1.42	November 9, 2017
Options granted to other employees	10	$1.09	May 28, 2018
Options granted to key employees	50	$0.70	April 17, 2019
Options granted to a key and other employees	196	$0.70	June 1, 2020
Options granted to a key and other employees	213	$0.70	June 1, 2021

The following table summarizes option activity under the plans for the three months ended June, 30 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	530	$0.65	6.06	$(53)
Granted	213	0.70
Cancelled	—	—
Exercised	—	—
Forfeited/expired	(16)	0.17

Outstanding at June 30, 2011	727	$0.68	7.12	$236

Exercisable at June 30, 2011	383	$0.65	4.74	$133

The following table summarizes option activity under the plans for the first six months of 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	615	$0.68	6.31	$(44)
Granted	213	0.70
Cancelled	—	—
Exercised	—	—
Forfeited/expired	(101)	0.76

Outstanding at June 30, 2011	727	$0.68	7.12	$236

Exercisable at June 30, 2011	383	$0.65	4.74	$133

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $1.00 as of June 30, 2011 and the exercise price multiplied by the number of options outstanding as of that date.

As of June 30, 2011 there remained $144 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately three years.

The Company issued 21 shares of common stock to outside Board of Directors and 213 employee stock options under the plan in the first six months of 2011. There were no other issuances of common stock during the period.

Total stock based compensation for the three months ended June 30, 2011 was $29, of which $7 related to the stock issued to the Company’s outside Directors and $22 is related to employee stock compensation (wage-related). Total stock based compensation for the three months ended June 30, 2010 was $30, of which $11 related to the stock issued to the Company’s investor relations firm, $8 related to the stock issued to the Company’s outside Board of Directors, $1 related to stock options granted from acquisition, and the remaining $10 is related to employee stock compensation (wage-related).

Total stock based compensation for the six months ended June 30, 2011 was $57, of which $15 related to the stock issued to the Company’s outside Directors and $42 is related to employee stock compensation (wage-related). Total stock based compensation for the first six months of 2010 was $6 1, of which $22 related to the stock issued to the Company’s investor relations firm, $15 related to the stock issued to the Company’s outside Board of Directors, $4 related to stock options granted from acquisition, and the remaining $20 is related to employee stock compensation (wage-related).

Employee stock compensation (wage related) is included in the Statements of Operations categories of cost of sales or departmental operating expense categories as appropriate.

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

Under the Company’s bank facility, eligible accounts receivable balances essentially include all of the Company’s trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which the Company’s management have determined to be of doubtful collectability; and (iii) accounts due from any one of the Company’s customers if such accounts constitute more than 20% of the total eligible accounts. The loans bear interest at LIBOR plus 2.50%, subject to a 3% floor, payable monthly. LIBOR plus 2.50% was 2.69% at June 30, 2011 and 2.76% at December 31, 2010.

The Company’s domestic asset-based lending agreement was negotiated to exceed one year with the intent that borrowings on the revolving credit facility would be classified as long-term debt. However, pursuant to the “Debt-Classification of Revolving Credit Agreements Subject to Lock-Box Arrangement and Subjective Acceleration Clauses” subtopic of the FASB’s ASC (the “Revolving Credit Subtopic”), a revolving credit facility which includes both a subjective acceleration clause and a lock-box arrangement should be classified as a current liability. The Company’s revolving credit facility provides for a lock-box arrangement, whereby cash received is used to reduce the balance on a daily basis. Also, the Company’s revolver includes a subjective acceleration clause, providing for acceleration upon a material change in the Company’s business or financial condition. This is a customary provision for revolving credit agreements. In accordance with the Revolving Credit Subtopic, the balance outstanding under the Company’s revolving credit facility has been classified as a current liability.

The Company maintains an equipment term loan which has been modified and increased from time to time with a term of three to four years. The term loan is used periodically to refinance the Company’s capital expenditures initially financed through its bank credit facility and improve its availability under its bank credit facility for working capital purposes. The latest modification prior to June 30, 2011 was November 5, 2010. Pursuant to the modification, the equipment loan was increased from $113 to $1.1 million, and bore interest at 30-day LIBOR plus 250 basis points. Principal and interest are payable in thirty consecutive monthly payments of principal and interest of $40 continuing until April 30, 2013.

The amount outstanding on the equipment notes payable to the bank was $848 at June 30, 2011 and $1,074 at December 31, 2010.

Scheduled principal payments under the Company’s bank notes payable for the years ending December 31 are presented below:

2011	$230
2012	469
2013	149

Total Principal Payments	$848

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income or loss from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income or loss (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management is not aware of any debt covenant violations at June 30, 2011 and December 31, 2010.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $1,236 of draws outstanding as of June 30, 2011 and no draws as of December 31, 2010.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $803 at June 30, 2011, and $841 at December 31, 2010. On June 25, 2010, the Company and each of the holders of certain Subordinated Promissory Notes dated February 11, 2005 (the “Subordinated Notes”) entered into an Extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

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

Scheduled principal payments under the Company’s subordinated notes payable for the years ending December 31 are presented below:

2011	$20
2012	87
2013	101
2014	117
2015	136
Thereafter	342

Total Principal Payments	$803

Off Balance Sheet Instruments

As of June 30, 2011, and for the periods reported, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 7.

Related Party Transactions

During the first six months of 2011 the Company made principal and interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, who owns all of the Company’s preferred shares. These payments were made on the subordinated notes payable which were associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of June 30, 2011. In 2011, principal and interest payments to the five original shareholders of CSI – South Carolina totaled $50 and principal and interest payments to Barron also totaled $50.

NOTE 5 – PREFERRED STOCK AND RELATED WARRANTS

Warrants

On February 11, 2005, pursuant to the terms of a Preferred Stock Purchase Agreement with Barron, the Company issued to Barron common stock purchase warrants to purchase a total of 7,218 shares of our common stock (“Barron warrants”). The unexercised portion of these warrants, detailed below, expired on February 11, 2010.

Barron warrant exercises could have been accomplished in one or a series of transactions, subject to a 4.9% beneficial ownership restriction. The terms and conditions of the Barron warrants were identical except with respect to the exercise price.

On May 13, 2009, pursuant to the terms of a Consulting Agreement with DC Consulting, LLC whereby DC Consulting provided investor relations services, the Company issued to DC Consulting common stock purchase warrants to purchase a total of 300 shares of our common stock. Under the agreement, if at any time prior to their stated expiration date (noted below) the market price for the Company’s common stock equals or exceeds the warrant exercise price for a period of 30 days, and the warrants are not exercised, they expire.

Activity related to the common stock purchase warrants for the three and six month periods ended June 30, 2011 and 2010 and outstanding balances are as follows:

Common Stock Purchase Warrants

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Exercise Price	$1.3972	$0.70	$2.0958	$0.85	$0.70	$1.00	$1.20
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010	6/1/2011	6/1/2011	6/1/2011

Warrant related activity for the three months ended June 30, 2011

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at March 31, 2011	—	—	—	—	100	100	100
Issued – three months ended June 30, 2011	—	—	—	—	—	—	—
Exercised – three months ended June 30, 2011	—	—	—	—	—	—	—
Expired – three months ended June 30, 2011	—	—	—	—	(100)	(100)	(100)

Outstanding at June 30, 2011	—	—	—	—	—	—	—

Warrant related activity for the three months ended June 30, 2010

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at March 31, 2010	—	—	—	—	100	100	100
Issued – three months ended June 30, 2010	—	—	—	—	—	—	—
Exercised – three months ended June 30, 2010	—	—	—	—	—	—	—
Expired – three months ended June 30, 2010	—	—	—	—	—	—	—

Outstanding at June 30, 2010	—	—	—	—	100	100	100

Warrant related activity for the six months ended June 30, 2011

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2010	—	—	—	—	100	100	100
Issued – six months ended June 30, 2011	—	—	—	—	—	—	—
Exercised – six months ended June 30, 2011	—	—	—	—	—	—	—
Expired – six months ended June 30, 2011	—	—	—	—	(100)	(100)	(100)

Outstanding at June 30, 2011	—	—	—	—	—	—	—

Warrant related activity for the six months ended June 30, 2010

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2009	2,000	555	2,000	1,609	100	100	100
Issued – six months ended June 30, 2010	—	—	—	—	—	—	—
Exercised – six months ended June 30, 2010	—	—	—	—	—	—	—
Expired – six months ended June 30, 2010	(2,000)	(555)	(2,000)	(1,609)	—	—	—

Outstanding at June 30, 2010	—	—	—	—	100	100	100

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

NOTE 6 – INCOME TAXES

The effective tax rates for the three months ended June 30, 2011 and 2010 were approximately 49.3% and 40.4%, respectively.

The effective tax rates for the six months ended June 30, 2011 and 2010 were approximately 9.3% and 53.6%, respectively.

The income tax provision or benefit for the interim periods presented is computed to arrive at the estimate of the effective rate expected to be applicable in each respective full year using the statutory rate. Income tax expense recorded in the consolidated financial statements differs from the federal statutory income tax rate due to a variety of factors, including state income taxes, non-deductible meals and entertainment expenses, and other miscellaneous permanent differences. Due to the dollar size of non-deductible items, primarily related to the volume of meals paid for engineers traveling to customer sites, when net income is closer to zero, either positively or (when there is a loss) negatively the effective tax rate is significantly higher (or when there is a loss closer to zero, the effective benefit rate is significantly lower) than the federal statutory income tax rate.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At June 30, 2011, future minimum lease payments under non-cancelable leases were:

2011	$492
2012	491
2013	360
2014	229
2015	185
2016	46

Total	$1,803

Rent expense for the three months ended June 30, 2011 and 2010 was $279 and $245, respectively. Rent expense for the six months ended June 30, 2011 and 2010 was $559 and $517, respectively.

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

On April 1, 2008 the Company entered into a one year lease with Edge Developments, LLC for 18,000 square feet of warehouse space located at 903B East Main Street, Easley, SC. The terms of this lease required monthly payments of $4, which are included in the rent expense disclosed above, and expired on March 31, 2010. On March 23, 2010, the Company entered into a one year lease with Edge Developments, LLC for 30,000 square feet of warehouse space at 903A East Main Street, Easley, SC. The terms of this lease require monthly payments of $5, which are included in rent expense above, and expired on March 31, 2011, at which point the Company occupied the facility under a month to month arrangement. On July 8, 2011, the Company amended the lease dated March 23, 2010. This amendment now requires monthly payments of $6 and extends the terms of the lease for one year. The lease is now set to expire on June 30, 2012. The future minimum lease payments under this lease are included in the schedule above.

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

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle open-ended leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. This program provides for the company to incur directly the costs of automobile related transportation for engineers and sales persons with a high amount of travel as a cost-savings effort when compared to the alternative of paying a mileage allowance for such transportation needs at the generally accepted, federal tax deductible rate, and the commitment includes insurance, certain maintenance and other committed costs. The future minimum lease payment for leases executed under the program as of June 30, 2011 is included in the schedule above.

Executive Officer Employment Agreements

The Company entered into new, separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009, with terms similar to their prior agreements. The term of all the employment agreements is three years, expiring on February 28, 2012. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at June 30, 2011, excluding bonuses, is approximately $578.

NOTE 8 – SEGMENT INFORMATION

CSI is organized into the three reportable segments: the Financial Management Applications Segment, the Cloud Solutions Segment and the Technology Solutions Segment. Below is a description of the types of products and services from which each reportable segment derives its revenues.

Financial Management Applications Segment

Through the Company’s Financial Management Applications Segment, the Company reports the results of the development, sales, and deployment and provision of ongoing support of our fund accounting based financial management software. Through this segment, the Company also report the results of operations related to complimentary third-party applications and services the Company resells.

Cloud Services Segment

Through the Company’s Cloud Services Segment, the Company reports the results of the development, integration, sales and deployment of our proprietary standards based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, cloud-based communication and collaboration solutions, based on Microsoft’s Live@edu hosted exchange and SharePoint environments and Microsoft SharePoint deployments, and for Hosted VoIP. Through this segment the Company also reports the results of operations related to complimentary third-party applications and services which are an integral part of the Company’s solutions.

Technology Solutions Segment

Through the Company’s Technology Solutions Segment, the Company reports the results of the technology solutions products through the sales and distribution of computers and accessories and the wide range of technology consulting services, including network and systems integration and computer support and maintenance services, that the Company provides.

Factors management used to identify the Company’s segments:

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

Prior to the year ended 2010, the Company reported its operations in two segments, the Software Applications Segment and the Technology Solutions Segment. In the process of its budgeting cycle in 2011, management elected to give more weight to the separation of the Cloud Services offerings due to consideration of the factors above and the recent introduction of additional offerings in this group and the amount of investment being made to support them. This also resulted in further breakout of the 2010 and 2009 year numbers for purposes of comparing historical information to the new budget format. As a result of this change in focus, the Company elected to report its year end numbers with the additional breakout of its former Software Applications Segment into the separate Financial Applications and Cloud Services Segments, increasing the number of segments reported from two to three. All prior year 2010 amounts have been restated to match the current year’s segment reclassifications.

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

The following tables summarize information about segment income (loss) for the three and six months ended June 30, 2011 and 2010 and assets allocated to segments as of June 30, 2011 and 2010.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Three months ended June 30, 2011
Net sales and service revenue	$3,345	$393	$9,742	$13,480
Gross profit (loss)	1,389	(121)	1,693	2,961
Segment income (loss)	474	(406)	490	(*	)
Segment assets	9,582	3,112	9,620	22,314

Three months ended June 30, 2010
Net sales and service revenue	$3,431	$309	$12,692	$16,432
Gross profit (loss)	1,503	(132)	1,661	3,032
Segment income (loss)	628	(446)	568	(*	)
Segment assets	9,212	2,319	11,001	22,532

*	See reconciliation below

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Six months ended June 30, 2011
Net sales and service revenue	$6,658	$589	$16,316	$23,563
Gross profit (loss)	2,762	(493)	2,389	4,658
Segment income (loss)	997	(1,086)	13	(*	)
Segment assets	9,582	3,112	9,620	22,314

Six months ended June 30, 2010
Net sales and service revenue	$7,091	$484	$19,250	$26,825
Gross profit (loss)	3,231	(307)	2,457	5,381
Segment income (loss)	1,428	(987)	344	(*	)
Segment assets	9,212	2,319	11,001	22,532

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	For the Three Months Ended June 30,
	2011	2010
Segment income:
Financial Management Applications Segment	$474	$628
Cloud Services Segment	(406)	(446)
Technology Solutions Segment	490	568

TOTAL SEGMENT INCOME	558	750

Less: merger-related and compliance costs
Stock compensation – non-cash	(7)	(20)
Professional and legal compliance and litigation related costs	(158)	(156)

OPERATING INCOME Per Consolidated Statements of Operations	$393	$574

	For the Six Months Ended June 30,
	2011	2010
Segment income (loss):
Financial Management Applications Segment	$997	$1,428
Cloud Services Segment	(1,086)	(987)
Technology Solutions Segment	13	344

TOTAL SEGMENT INCOME (LOSS)	(76)	785

Less: merger-related and compliance costs
Stock compensation – non-cash	(15)	(41)
Professional and legal compliance and litigation related costs	(229)	(319)

OPERATING INCOME (LOSS) Per Consolidated Statements of Operations	$(320)	$425

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

Products and Services

We develop software applications and provide hardware-based technology solutions, focused primarily on the needs of organizations that employ fund accounting. Fund accounting is used by those entities that track expenditures and investments by “fund,” or by source and purpose of the funding (e.g., funds provided by government or grant sources), and is utilized primarily by public sector and not-for-profit entities. Our client base consists principally of K-12 (kindergarten through grade 12) public education and local government organizations including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients, including commercial enterprises. While we have a significant number of non-education focused clients which represent our fastest growing sector based on increases in the number of new clients being added, our education focused customers typically generate more than 80% of our revenues in a given year. Of the remaining revenues the majority come from the local government entity market space, such as counties, cities and municipalities. Other customer verticals, such as mid to large size commercial businesses and healthcare, are becoming an increasing focus for those technology solutions which have cross-application to other verticals. This is due in part to encouragement from our vendors to represent their products on a broader scale, and as we add talent with experience in those markets. These other customer verticals still represent a fairly small portion of our business (typically less than 5%).

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

Financial Management Applications Segment

Our initial internally developed software product was developed for financial management of public sector entities, primarily local government and K-12 organizations. The largest portion of our revenues is derived from the K-12 education market space, with local government being one of our fastest growing segments. We may pursue other markets but currently they are not a substantial focus.

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

In the initial state of our focus, South Carolina, and that of an acquired operation, Alabama, more than 80% of the K-12 school districts run our fund accounting software products. We also have a significant presence in the local government market space in these two states. In addition we have implementations in school districts or local government entities in six other states in the southeast: North Carolina, Georgia, Louisiana, Mississippi, Tennessee and Florida. We are looking to expand our financial management solutions to a national level, which will include accommodating expanded local and state reporting requirements.

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

Our marketing strategy is to provide a suite of software products coupled with full service integration of the hardware solutions that support those products and other back-office functions, and to provide ongoing technical support, monitoring and maintenance services to support the clients’ continuing needs. We also market our hardware solutions and ability to provide a wide level of services and support independent from our software solutions, which when marketed to a fund accounting based organization may also lead to future software sales and integration services. By providing a client the ability to call one solution provider and circumvent the difficulties that often arise when dealing with multiple vendors, we believe we are able to achieve high long-term client satisfaction and a competitive advantage in the marketplace. Repeat business from and increased account penetration through added products and services within our existing customer base has been key to our success and we expect it will continue to play a vital role in our growth. Our focus is on nurturing long-standing relationships with existing customers while establishing relationships with new customers. Over the past ten years we have retained more than 80% of our financial management software customers, and many have become technology solutions customers. Some of our customers who first purchased technology solutions and services have subsequently become financial management software customers.

By strategically combining our internally developed software applications with our ability to integrate computer, networking and other hardware solutions, we have been successful in providing software and hardware solutions to over 1,000 clients located primarily in the southeastern states of South Carolina, Alabama, North Carolina, Georgia, Florida, Mississippi, Louisiana and Tennessee. In the states of South Carolina, where CSI was founded, and Alabama where one of our acquired operations was founded, we have account penetration in excess of 80% in the K-12 school district market space.

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

We manage the Company with the goal of improving long-term value for our shareholders. Generally, we believe the opportunities for creating value have been better driven by reinvesting our capital in new products, acquisitions and organic growth. Accordingly, our current strategy is to remain independent and not to be acquired or merged. Further, we have not made any significant efforts to reduce investment in future revenue generating opportunities to provide higher short-term returns for better positioning for a sale or merger. We believe our value to any potential acquirer should include the value we anticipate seeing in future periods from the ongoing investment efforts we are making and should reflect the potential for future returns from those investments. However, we are contacted from time to time by a variety of interests, such as acquiring companies, primarily competitors, and investment firms, who are interested in exploring making an investment, acquiring or merging with our business. We continue to communicate with various parties with respect to future opportunities and from time to time have engaged with investor relations and investment banking resources to assist us in looking at strategic options for achieving our growth goals. We are currently working with an investment banking firm who is advising us as to strategic options. However, the Company has not entered into agreements or understandings for any acquisitions or other strategic transactions which management deems material. For further discussion as to strategic options we consider related to funding for growth, see the section on “Liquidity and Capital Resources,” below.

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

We may commit approximately $1 million annually to develop this offering, including both research and development and capitalized development costs, as well as capital expenditures to develop and host certain functions related to this solution. In August 2010, we enhanced our CSI@K12 offering with the addition of Hosted VoIP services or virtual Private Branch (or entity level) Exchange (PBX) systems services for VoIP. The addition of voice communications to our CSI@K12 product is a natural extension of our branded communication and collaboration solutions offering, and provides the potential of tighter integration and improved security and management over these services through continued product and systems integration development. Like the email portion of our CSI@K12 offering, the hosted VoIP portion is also E-Rate fundable. We expect our margins on this portion of our solution to more closely resemble those of our other product offerings in our Financial Management Applications Segment than margins of our Technology Solutions Segment.

With the addition of Hosted VoIP, our CSI@K12 solution combines our proprietary technology, using our internally developed communications and collaboration tools, with those of third parties to provide a product suite which offers solutions for both voice and data management. The solution set, coupled with our support and services, reduces the management overhead of these services to our customers while providing improved security and compliance for our customer base. The CSI@K12 solutions suite will continue to be enhanced through future additional development and product integration. The integration of voice to the CSI@K12 solution expands the communications functionality of the offering. Due to this offering being supported by third-party software and hardware implemented as a Cloud solution, we anticipate spending more than $1 million annually and potentially several million dollars in capital investment in software and hardware as sales of this solution grow. We began providing significant services under this solution in the second quarter of 2011. We anticipate we will recover these investments within a three to five year period. More specific information as to the amount we plan to spend across the Company for capitalized development costs and capital expenditures is discussed in more detail in the “Liquidity and Capital Resources” section below.

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

Based on our efforts during the winter of 2010 and spring of 2011 E-Rate season, we won approximately $1.5 million of contracts to provide services under the CSI@K12 solution set focused primarily for email. We won another $1.5 million of contracts to provide services under the CSI@K12 solution set focused primarily on our Hosted VoIP portion of the offering. Contract awards are not guaranteed to be funded. We anticipate a higher level of funding due to the priority one status of these offerings; however, we are unsure what the funding level will be or the timing of the funding as the contracts go through a review process before approval. In the past our funding experience for level two contracted services and solutions has been less than 30%. But based on these contract wins, we are looking forward to some potential significant increases in revenues as a result of our investments in the Cloud space. These increases could push our results for 2011 ahead of our results in 2010, despite a slow recovery for budgets in our primary K-12 market space. However, given continued investment in Cloud solutions with certain products only beginning to generate revenues in the third quarter, the beginning of the latest E-Rate cycle and slower results for the first and second quarters of 2011, our results could easily fall below those achieved in 2010.

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

General Guidance (Forward-Looking Information)

The impact of the current economic conditions on our customers’ budgets and the unknowns related to the timing, issuance of, restrictions on and expiration of the federal government’s economic Stimulus have, we believe, extended out the decision making process with regard to the funding of technology solutions and services. This has resulted in an extension of our sales closing cycles. We typically experience a loss in the first and fourth quarters of the year as we experience a lower utilization of staff carried to support the greater influx of opportunities in the summer months when schools are not in full session and technology solutions implementation is less disruptive. The extension of our closing cycles and our continued investment in the Cloud Services Segment has resulted in a first quarter loss greater than 2010 and a second quarter profit in the second quarter lower than that achieved in 2010, for year-to-date earnings closer to our 2009 results than 2010. In 2009, we put in place a reduction in force in the second quarter as a result of the low performance in the first quarter of 2009. In 2011 we have no plans for such a reduction in force at this time. Except, primarily for the support for the Cloud investment, our headcount is similar to that following the earlier reduction in force. We anticipated performance for the second quarter of 2011 somewhat similar to 2010, in which we reported a profit for that quarter. Although somewhat lower than expected, we did achieve a profitable quarter. In addition, we anticipate improved earnings in the third quarter from the first round of E-Rate funding available for our new Cloud solutions offerings. However, as a result of continued lower performance, we are unsure we will achieve a 2011 performance better than 2010. Due to the uncertainty that remains in our market with regard to economic recovery, we can provide no specific guidance for the coming quarters or year ending 2011.

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2011 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 4 to our unaudited financial statements as of and for the six months ended June 30, 2011 and under “—G. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

E. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, which clarifies and changes fair value measurement and disclosure requirements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments but does not require additional fair value measurements. This guidance will be effective for the Company beginning January 1, 2012. Management does not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

F. Financial Performance

Overview

Our revenues decreased $3.0 million or 18% to $13.5 million for the second quarter of 2011 compared to the same period of the prior year. The revenue decrease was due to a $3.0 million decrease in Technology Solutions Segment revenues and a $0.1 million decrease in Financial Management Applications Segment revenues. These decreases were partially offset by a $0.1 million increase in Cloud Services revenues. Technology Solutions Segment revenues were down primarily due to decreased PC and interactive classroom hardware sales, partially offset by increased infrastructure hardware sales. Financial Management Applications revenues were down primarily due to decreased new software and services sales. Cloud Services revenues were up due to increased sales of hosted email, as these solutions were not sold in 2010.

Revenues for the six months ended June 30, 2011 decreased $3.3 million or 12% to $23.6 million compared with the same period of the prior year. The revenue decrease was due to a $2.9 million decrease in Technology Solutions Segment revenues and a $0.5 million decrease in Financial Management Applications Segment revenues. These decreases were partially offset by a $0.1 million increase in Cloud Services revenues. These year to date changes were primarily due to the same reasons as the changes for the second quarter discussed above.

Gross profit for the second quarter of 2011 decreased $0.1 million, or 2%, to $3.0 million compared to the same period of the prior year. The decrease was due to a $0.1 million decrease from the Financial Management Applications Segment, while gross profits for the Cloud Services and Technology Solutions segments were relatively flat. The decrease in the Financial Management Applications Segment gross profit was driven by the decrease in revenues combined with relatively flat, generally semi-fixed costs to operate this segment. Cloud Services gross profit was flat as cost of sales closely followed the increase in revenues. Technology Solutions gross profit was flat as there was a shift in product mix with less PC’s sales which carry very low margin to more infrastructure services revenues with relatively flat costs. The overall gross margin increased from 18.5% to 22.0% due to increased margins from the Technology Solutions segments, partially offset by a decrease in margin from the Financial Management Applications segment. The Financial Management Applications Segment reported 41.5% margin in the second quarter of 2011 versus 43.8% for the same period in 2010 due to decreased new software and services sales with flat costs. The Cloud Services Segment reported -30.8% gross margins versus -42.7% in 2010. This increase is due to the increase in revenues with a lesser increase in costs. The Technology Solutions Segment reported 17.4% margin in the second quarter of 2011 versus 13.1% for the same period in 2010. The increase was due to a favorable shift in product mix from reduced PC sales which carry low margins to increased infrastructure services sales with relatively flat fixed costs.

Gross profit for the six months ended June 30, 2011 decreased $0.7 million, or 13%, to $4.7 million compared to the same period of the prior year. The decrease was due to a $0.4 million decrease from the Financial Management Applications Segment, a $0.2 million decrease from the Cloud Services segment and a $0.1 million decrease from the Technology Solutions segment. The decrease in the Financial Management Applications Segment gross profit was driven by the decrease in revenues combined with relatively flat, generally semi-fixed costs to operate this segment. Cloud Services gross profit decreased due to additional staffing for the new hosted voice product line which was in start-up mode and experienced limited sales through the first six months of 2011. Technology Solutions gross profit was down due to reduced PC and interactive classroom sales. The overall gross margin decreased from 20.1% to 19.8% due to decreased margins from the Financial Management Applications and the Cloud Services segments. The Financial Management Applications Segment reported 41.5% margin for the first six months of 2011 versus 45.6% for the same period in 2010 due to decreased new software and services sales with flat costs. The Cloud Services Segment reported -83.7% gross margins versus -63.4% in 2010. This decrease is due to the increase in costs of sales for the hosted voice solution, with revenues not increasing at the same rate. The Technology Solutions Segment reported 14.6% margin in the first six months of 2011 versus 12.8% for the same period in 2010. The increase was due to a favorable shift in product mix from reduced PC sales which carry low margins to increased services sales with relatively flat fixed costs.

Operating income decreased $0.2 million, or 32%, to operating income of $0.4 million for the second quarter of 2011. The decrease in operating income came from the decrease in gross profit and an increase in operating expenses, particularly selling expenses.

For the six months ended June 30, 2011, operating results decreased $0.7 million, or 175%, to an operating loss of $0.3 million compared to operating income of $0.4 million for the same period of 2010. The decrease in operating results came from the decrease in gross profit.

Net income for the second quarter of 2011 decreased $0.1 million, or 41%, to net income of $0.2 million. The decrease in net income was due to the decrease in operating income, partially offset by reduced interest expense and reduced income tax expense.

Net loss for the first six months of 2011 was -$0.4 million, a decrease of $0.5 million, or 389%, compared to net income of $0.1 million for the same period of the prior year. The decrease was due to the decrease in operating results, partially offset by reduced interest expense and an increase in income tax benefit.

Consolidated Results of Operations for the Three Months Ended June 30, 2011 and 2010

	Three Months Ended
	June 30, 2011	June 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$13,480	$16,432	$(2,952)
GROSS PROFIT	2,961	3,032	(71)
OPERATING INCOME	393	574	(181)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$(2,952)
Cost of sales excluding depreciation, amortization, and capitalization			2,784
Depreciation and amortization			(12)
Capitalization of software costs			109

			(71)
Operating Expenses:
Research and development costs			12
Selling costs			(91)
Marketing costs			(66)
Stock based compensation			13
Professional and legal compliance costs			(2)
Depreciation and amortization			49
Other general and administrative expenses			(25)

			$(181)

Revenues

Total revenues in the second quarter of 2011 decreased $3.0 million or 18% in comparison with the second quarter of 2010 to $13.4 million. Of this decrease, Technology Solutions decreased $2.9 million while the Financial Management Applications Segment revenues decreased $0.1 million. Cloud Services Segment’s revenues increased by $0.1 million. The 23% decrease in Technology Solutions revenues was primarily due to decreased PC and interactive classroom hardware sales, partially offset by increased infrastructure sales. Financial Management Applications revenues decreased 3% due to a decrease in new software sales and services. The 27% increase in Cloud Services revenues was due to an increase in CSI@K12 hosted email.

Gross Profit

Gross profit for the second quarter of 2011 decreased $0.1 million or 2% in comparison with the second quarter of 2010, to $3.0 million. Of this decrease, $0.1 million was due to a decrease in Financial Management Applications Segment, while Cloud Services and Technology Solutions gross profits were relatively flat. The 8% decrease in Financial Management Applications Segment was driven by a decrease in new software and service revenues with flat costs. Cloud Services Segment gross profit increased slightly due to the increase in sales, while costs of sales did not increase at the same rate. Technology Solutions Segment gross profit also increased slightly due to improved services while maintaining fixed costs. The overall gross margin increased from 18.5% to 22.0% due to increased margins in the Technology Solutions Segment. The Financial Management Applications Segment reported 41.5% margin in the second quarter of 2011 versus 43.8% for the same period in 2010 due to decreased new software and services sales with flat, generally semi-fixed costs to operate this segment. The Cloud Services Segment reported -30.8% margin in the second quarter of 2011 versus -42.7% for the same period in 2010 due to increased revenues increasing at a higher rate than costs. The Technology Solutions Segment reported 17.4% margin for the second quarter of 2011, up from 13.1% for the same period of the prior year. The increase was due to improved technology services performance and reduced PC sales, which carry lower margins.

Operating Expenses

Operating expenses for the second quarter increased $0.1 million compared to the second quarter of 2010, to $2.6 million. The above table analyzes the major items that account for this decrease. The increase was primarily a result of increased selling and marketing costs, partially offset by reduced depreciation and amortization due to reduced amortizable assets from acquisitions. The $0.1 million decrease in gross profit combined with the increase in operating expenses resulted in a decrease in operating income of $0.2 million, or 32% compared to the prior year, to $0.4 million.

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

	Three Months Ended
	June 30, 2011	June 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,345	$3,431	$(86)
GROSS PROFIT	1,389	1,503	(114)
SEGMENT INCOME	474	628	(154)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$(86)
Cost of sales excluding depreciation, amortization, and capitalization			(110)
Depreciation and amortization			17
Capitalization of software costs			65

			(114)
Operating Expenses:
Selling costs			(12)
Marketing costs			(62)
Depreciation and amortization			13
Other general and administrative expenses			21

			$(154)

Financial management applications revenues decreased by $0.1 million, or 3%, in comparison with the second quarter of 2010. The decrease in software revenues was due primarily to decreases in fund accounting new software sales and services, partially offset by an increase in support revenues. While we experienced an increase in the amount of opportunities over the prior year, a number of implementations were pushed out to future periods at customers’ requests, an anticipated temporary trend.

Financial management applications cost of sales increased by 1% in comparison with the second quarter of 2010. The increase in cost of sales came primarily from increased costs for development. However, this increase was partially offset by a larger amount of software costs being capitalized than in the prior year. The gross margin for the second quarter of 2011 was 41.5% compared to 43.8% in the second quarter of 2010. The decrease in the margin was due to decreased sales while cost of sales remained relatively flat.

Financial management applications operating expenses increased slightly, by 5%, in comparison with the second quarter of 2010. The increase was primarily due to increased marketing expenses, partially offset by reduced other general and administrative expenses. The segment experienced a decrease in segment operating income of $0.2 million, or 25% in comparison to the second quarter of 2010, driven by the decrease in gross profit and the increase in operating expenses.

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

	Three Months Ended
	June 30, 2011	June 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$393	$309	$84
GROSS LOSS	(121)	(132)	11
SEGMENT LOSS	(406)	(446)	40

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT LOSS
Gross Profit:
Sales			$84
Cost of sales excluding depreciation, amortization, and capitalization			(86)
Depreciation and amortization			(31)
Capitalization of software costs			44

			11
Operating Expenses:
Research and development			12
Selling costs			19
Marketing costs			(12)
Depreciation and amortization			32
Other general and administrative expenses			(22)

			$40

Cloud services revenues increased by $0.1 million, or 27%, in comparison with the second quarter of 2010. The increase in revenues was due to increased sales of our hosted email solution. During our winter 2010 and spring 2011 E-Rate season we won a significant amount of E-Rate contracts for both our new hosted email and VoIP solutions totaling approximately $3 million. While we cannot be assured of the level to which the contracts will be funded, we do anticipate a level of funding sufficient to begin improving our revenue from this segment significantly beginning with the third quarter of 2011.

Cloud services cost of sales increased $0.1 million, or 17%, in comparison with the second quarter of 2010. The increase in cost of sales came from increased costs for the hosted voice solution, increased depreciation and amortization due to an increased investment in assets for this segment, partially offset by more software costs being capitalized. The gross margin for the second quarter of 2011 was -30.8% compared to -42.7% in the second quarter of 2010. The improvement in the margin was due to the increase in sales while cost of sales did not increase at the same rate.

Cloud services operating expenses for the segment decreased $0.1 million, or 13% in comparison with the second quarter of 2010. The decrease was primarily due to reduced depreciation and amortization due to reduced amortizable assets from acquisitions and reduced research and development and marketing costs. The segment experienced a slight decrease in segment operating loss of 9% in comparison to the second quarter of 2010, driven by the increase in gross profit and the decrease in operating expenses.

Technology Solutions Segment

Through our Technology Solutions Segment, we report the results of the technology solutions products through the sales and distribution of computers and accessories and the wide range of technology consulting services, including network and systems integration and computer support and maintenance services, that we provide.

	Three Months Ended
	June 30, 2011	June 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$9,742	$12,692	$(2,950)
GROSS PROFIT	1,693	1,661	32
SEGMENT INCOME	490	568	(78)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$(2,950)
Cost of sales excluding depreciation, amortization, and capitalization			2,980
Depreciation and amortization			2

			32
Operating Expenses:
Selling costs			(98)
Marketing costs			8
Depreciation and amortization			4
Other general and administrative expenses			(24)

			$(78)

Technology revenues decreased $3.0 million, or 23%, in comparison to the second quarter of 2010. The decrease in technology revenues was due to a decrease in PC and interactive classroom sales and a decrease in third party installation services sales. These decreases were partially offset by increases in infrastructure sales, internal interactive classroom and cabling services and technical support revenues.

Technology cost of sales decreased $3.0 million, or 27% in comparison to the second quarter of 2010. The decrease in technology cost of sales accompanied the decrease in technology revenues for products while labor costs were relatively flat. Gross profit for the period increased slightly due to improved performance in interactive classroom services, cabling services, and technical support services and due to increased infrastructure sales. These increases were partially offset by decreases in gross profits generated from PC and interactive classroom product sales. Segment gross margin for the period increased from 13.1% to 17.4% due to improved performance of interactive classroom services, cabling services and technical support services and due to a shift in product mix with less PC sales which carry lower margins (less than 5%).

Technology operating expenses increased $0.1 million, or 10% in comparison to the second quarter of 2010. The increase was primarily due to an increase in selling costs, accompanied by increased other general and administrative costs for this segment. As a result of the increase in operating expenses, partially offset by the slight increase in gross profit, the segment experienced a decrease in segment operating income of $0.1 million, or 14% in comparison to the second quarter of 2010.

The following tables summarize information about segment income (loss) for the three months ended June 30, 2011 and 2010, and assets allocated to segments as of June 30, 2011 and 2010. Changes in segment assets came primarily from the following:

•

Financial Management Applications Segment assets increased due to an increase in income tax receivable and capitalized computer software costs. This increase was partially offset by a decrease in other assets due to amortization of these assets without any acquisition activity recently.

•

Cloud Services Segment assets increased due to increased property and equipment and capitalized computer software costs. This is due to the investment being made in this segment with the hosted email and VoIP solutions.

•

Technology Solutions Segment assets decreased primarily from a decrease in accounts receivable and inventory. Accounts receivable decreased due to a decrease in sales for the segment in comparison to the prior year. Also, inventory decreased due to reduced purchases as sales of interactive classroom solutions decreased compared to the prior year. This decrease was partially offset by an increase in income tax receivable.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Three months ended June 30, 2011
Net sales and service revenue	$3,345	$393	$9,742	$13,480
Gross profit (loss)	1,389	(121)	1,693	2,961
Segment income (loss)	474	(406)	490	(*)
Segment assets	9,582	3,112	9,620	22,314

Three months ended June 30, 2010
Net sales and service revenue	$3,431	$309	$12,692	$16,432
Gross profit (loss)	1,503	(132)	1,661	3,032
Segment income (loss)	628	(446)	568	(*)
Segment assets	9,212	2,319	11,001	22,532

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	June 30, 2011	June 30, 2010
Segment income:
Financial Management Applications Segment	$474	$628
Cloud Services Segment	(406)	(446)
Technology Solutions Segment	490	568

TOTAL SEGMENT INCOME	558	750

Less: merger-related and compliance costs
Stock compensation – non-cash	(7)	(20)
Professional and legal compliance costs	(158)	(156)

OPERATING INCOME Per Consolidated Statements of Operations	$393	$574

Interest and Other Income and Expenses

Interest expense decreased in the second quarter of 2011 by 39%, compared to the second quarter of 2010. The decrease was due to reduced borrowings on the subordinated debt during the second quarter of 2011 compared to the same period in 2010.

Income Taxes

Income tax expense decreased slightly by 15% compared to the second quarter of 2010, to $0.2 million in the second quarter of 2011. The decrease was due primarily to the decrease in pre-tax income when compared to the prior year.

The effective tax rates for the three months ended June, 2011 and 2010 were approximately 49.3% and 40.4%, respectively. The increase in the effective tax rate is primarily due to a larger amount of non-deductible items, such as the non-deductible portion of meals and entertainment, as a percent of pre-tax loss in the current year’s second quarter, than in the second quarter of the prior year.

Net Income and Earnings per Share

Net income decreased in the second quarter of 2011 by $0.1 million, or 41%, to net income of $0.2 million compared to the same period of 2010. The decrease was due to the decrease in operating income, partially offset by decreased interest expense and increased income tax benefit.

Basic earnings per share decreased from $0.05 in the second quarter of 2010 to $0.03 in the second quarter of 2011. The decrease was primarily due to the decrease in net income and due to the increase in the number of basic. Diluted earnings per share decreased from $0.02 in the second quarter of 2010 to earnings of $0.01 in the second quarter of 2011. The decrease was primarily due to the decrease in net income.

Consolidated Results of Operations for the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30, 2011	June 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$23,563	$26,825	$(3,262)
GROSS PROFIT	4,658	5,381	(723)
OPERATING INCOME (LOSS)	(320)	425	(745)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME (LOSS)
Gross Profit:
Sales			$(3,262)
Cost of sales excluding depreciation, amortization, and capitalization			2,485
Depreciation and amortization			(18)
Capitalization of software costs			72

			(723)
Operating Expenses:
Research and development costs			25
Selling costs			(230)
Marketing costs			(34)
Stock based compensation			26
Professional and legal compliance costs			90
Depreciation and amortization			92
Other general and administrative expenses			9

			$(745)

Revenues

Total revenues for the six months ended June 30, 2011 decreased $3.3 million or 12% in comparison with the same period of 2010 to $23.6 million. Of this decrease, Technology Solutions revenues decreased $2.9 million while Financial Management Applications Segment revenues decreased $0.5 million. These decreases were partially offset by a $0.1 million increase in Cloud Services revenues. The 15% decrease in Technology Solutions Segment revenues was primarily due to a decrease in PC and interactive classroom sales, partially offset by an increase in infrastructure sales. The 6% decrease in Financial Management Applications revenues was due to a decrease in new software sales and services. The 22% increase in Cloud Services revenues was due to an increase in CSI@K12 hosted email revenues.

Gross Profit

Gross profit for the first six months of 2011 decreased $0.7 million or 13% in comparison with the same period of 2010, to $4.7 million. Of this decrease, $0.4 million was due to a decrease in Financial Management Applications Segment, $0.2 million was due to a decrease in Cloud Services Segment, and $0.1 million was due to a decrease in Technology Solutions Segment. The decrease in Financial Management Applications Segment was driven by a decrease in new software and service revenues. The decrease in Cloud Services Segment was due to additional staffing for the new hosted voice product line which was in start-up mode and limited sales through the first six months of 2011. The platform is functioning with demonstrable services and we anticipate revenue from the full implementation of this solution offering beginning with the third quarter of 2011. The decrease in Technology Solutions Segment was due to decreased PC and interactive classroom sales. The Financial Management Applications Segment reported 41.5% margin for the first six months of 2011 versus 45.6% for the same period in 2010 due to decreased new software and services sales with flat, generally semi-fixed costs to operate this segment. The Cloud Services Segment reported -83.7% margin for the first six months of 2011 versus -63.4% for the same period in 2010 due to increased costs from the additional workforce for the hosted voice solution, while revenues for the segment were improved 22%, but off a much smaller base compared to the other segments. The Technology Solutions Segment reported 14.6% margin for the first six months of 2011, up from 12.8% for the same period of the prior year. The increase was due to a shift in product mix with less PC sales, which carry lower margins, and improved performance of interactive classroom and cabling services.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 had a slight increase compared to the same period of 2010, to $5.0 million. The above table analyzes the major items that account for this increase. The increase was primarily a result of increased selling and marketing costs, partially offset by reduced professional and legal compliance costs due to reduced investor relations activities and external Sarbanes-Oxley compliance costs and reduced depreciation and amortization due to reduced amortizable assets from acquisitions. The $0.7 million decrease in gross profit with relatively flat operating expenses resulted in a decrease in operating results of $0.7 million, or 175% compared to the prior year, to -$0.3 million.

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

	Six Months Ended
	June 30, 2011	June 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$6,658	$7,091	$(433)
GROSS PROFIT	2,762	3,231	(469)
SEGMENT INCOME	997	1,428	(431)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$(433)
Cost of sales excluding depreciation, amortization, and capitalization			(191)
Depreciation and amortization			42
Capitalization of software costs			113

			(469)
Operating Expenses:
Selling costs			(27)
Marketing costs			(48)
Depreciation and amortization			23
Other general and administrative expenses			90

			$(431)

Financial management applications revenues decreased by $0.5 million, or 6%, in comparison with the first six months of 2010. The decrease in software revenues was due primarily to decreases in fund accounting new software sales and services, partially offset by an increase in support revenues. While we experienced an increase in the amount of opportunities over the prior year, a number of implementations were pushed out to future periods at customers’ requests, an anticipated temporary trend.

Financial management applications cost of sales increased slightly, by less than 1% in comparison with the first six months of 2010. The increase in cost of sales came primarily from increased costs for development. However, this increase was partially offset by a larger amount of software costs being capitalized than in the prior year. The gross margin for the six months ended June 30, 2011 was 41.5% compared to 45.6% in the same period of 2010. The decrease in the margin was due to decreased sales while cost of sales remained relatively flat.

Financial management applications operating expenses for the segment decreased slightly by 2% in comparison with the first six months of 2010. The decrease was primarily due to reduced other general and administrative expenses, partially offset by increased selling and marketing costs. The segment experienced a decrease in segment operating income of $0.4 million, or 30% in comparison to the six months ended June 30, 2010, driven by the decrease in gross profit, partially offset by the decrease in operating expenses.

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

	Six Months Ended
	June 30, 2011	June 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$589	$484	$105
GROSS LOSS	(493)	(307)	(186)
SEGMENT LOSS	(1,086)	(987)	(99)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT LOSS
Gross Profit:
Sales			$105
Cost of sales excluding depreciation, amortization, and capitalization			(189)
Depreciation and amortization			(61)
Capitalization of software costs			(41)

			(186)
Operating Expenses:
Research and development			25
Selling costs			21
Marketing costs			22
Depreciation and amortization			64
Other general and administrative expenses			(45)

			$(99)

Cloud services revenues increased by $0.1 million, or 22%, in comparison with the first six months of 2010. The increase in revenues was due to increased sales of our hosted email solution. During our winter 2010 and spring 2011 E-Rate season we won a significant amount of E-Rate contracts for both our new hosted email and VoIP solutions totaling approximately $3 million. While we cannot be assured of the level to which the contracts will be funded, we do anticipate a level of funding sufficient to begin improving our revenue from this segment significantly beginning with the third quarter of 2011.

Cloud services cost of sales increased $0.3 million, or 37%, in comparison with the first six months of 2010. The increase in cost of sales came from increased costs for the hosted voice solution, increased depreciation and amortization due to an increased investment in assets for this segment, and due to less software costs being capitalized from reduced subcontracted development labor. The gross margin for the six months ended June 30, 2011 was -83.7% compared to -63.4% in the same period of 2010. The decrease in the margin was due to the increase in costs of sales exceeding the sales increase.

Cloud services operating expenses decreased $0.1 million, or 13% in comparison with the six months ended June 30, 2010. The decrease was primarily due to reduced research and development costs with more costs being capitalized as the CSI@K12 project matures, and decreased depreciation and amortization and marketing costs. The segment experienced a decrease in segment operating income of $0.1 million, or 10% in comparison to the first six months of 2010, driven by the decrease in gross profit, partially offset by the decrease in operating expenses.

Technology Solutions Segment

Through our Technology Solutions Segment, we report the results of the technology solutions products through the sales and distribution of computers and accessories and the wide range of technology consulting services, including network and systems integration and computer support and maintenance services, that we provide.

	Six Months Ended
	June 30, 2011	June 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$16,316	$19,250	$(2,934)
GROSS PROFIT	2,389	2,457	(68)
SEGMENT INCOME	13	344	(331)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$(2,934)
Cost of sales excluding depreciation, amortization, and capitalization			2,865
Depreciation and amortization			1

			(68)
Operating Expenses:
Selling costs			(224)
Marketing costs			(8)
Depreciation and amortization			5
Other general and administrative expenses			(36)

			$(331)

Technology revenues decreased by $2.9 million, or 15%, in comparison to the six months ended June 30, 2010. The decrease in technology revenues was due to a decrease in PC and interactive classroom sales, partially offset by an increase in infrastructure and interactive classroom and cabling services.

Technology cost of sales decreased $2.9 million, or 17% in comparison to the first six months of 2010. The decrease in technology cost of sales accompanied the decrease in technology revenues for products while labor costs were relatively flat. Gross profit for the period decreased $0.1 million due to decreases in PC and interactive classroom sales. Segment gross margin for the period increased from 12.8% to 14.6% due to a favorable change in product mix with improved performance of interactive classroom and cabling services and less PC sales which carry lower margins (less than 5%).

Technology operating expenses increased $0.3 million, or 12% in comparison to the first six months of 2010. The increase was primarily due to an increase in selling costs, accompanied by increased other general and administrative costs for this segment. As a result of the decrease in gross profit and the increase in operating expenses, the segment experienced a decrease in segment operating income of $0.3 million, or 96% in comparison to the first six months of 2010.

The following tables summarize information about segment income (loss) for the six months ended June 30, 2011 and 2010, and assets allocated to segments as of June 30, 2011 and 2010. Changes in segment assets came primarily from the following:

•

Financial Management Applications Segment assets increased due to an increase in income tax receivable and capitalized computer software costs. This increase was partially offset by a decrease in other assets due to amortization of these assets without any acquisition activity recently.

•

Cloud Services Segment assets increased due to increased property and equipment and capitalized computer software costs. This is due to the investment being made in this segment with the hosted email and VoIP solutions.

•

Technology Solutions Segment assets decreased primarily from a decrease in accounts receivable and inventory. Accounts receivable decreased due to a decrease in sales for the segment in comparison to the prior year. Also, inventory decreased due to reduced purchases as sales of interactive classroom solutions decreased compared to the prior year. This decrease was partially offset by an increase in income tax receivable.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Six months ended June 30, 2011
Net sales and service revenue	$6,658	$589	$16,316	$23,563
Gross profit (loss)	2,762	(493)	2,389	4,658
Segment income (loss)	997	(1,086)	13	(*)
Segment assets	9,582	3,112	9,620	22,314

Six months ended June 30, 2010
Net sales and service revenue	$7,091	$484	$19,250	$26,825
Gross profit (loss)	3,231	(307)	2,457	5,381
Segment income (loss)	1,428	(987)	344	(*)
Segment assets	9,212	2,319	11,001	22,532

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Six Months Ended
	June 30, 2011	June 30, 2010
Segment income (loss):
Financial Management Applications Segment	$997	$1,428
Cloud Services Segment	(1,086)	(987)
Technology Solutions Segment	13	344

TOTAL SEGMENT INCOME (LOSS)	(76)	785

Less: merger-related and compliance costs
Stock compensation – non-cash	(15)	(41)
Professional and legal compliance costs	(229)	(319)

OPERATING INCOME (LOSS) Per Consolidated Statements of Operations	$(320)	$425

Interest and Other Income and Expenses

Interest expense decreased for the six months ended June 30, 2011 by 40%, compared to the same period of 2010. The decrease was due to reduced borrowings on the subordinated debt during the first six months of 2011 compared to the same period in 2010.

Income Taxes

Income tax expense decreased by $0.2 million, or 126% compared to the first six months of 2010, to a slight income tax benefit in the first six months of 2011. The decrease was due primarily to the change from a pre-tax profit in the first six months of 2010 to a slight pre-tax loss in 2011.

The effective tax rates for the six months ended June 30, 2011 and 2010 were approximately 9.3% and 53.6%, respectively. The decrease in the effective tax rate is primarily due to the impact of non-deductible items on a negative pre-tax base for the six months ended June 30, 2011, thus reducing the income tax benefit in the current year.

Net Loss and Loss per Share

Net income decreased in the first six months of 2011 by $0.5 million, or 389% compared to the same period of 2010, to a net loss of $0.4 million. The decrease was primarily due to the decrease in operating income, partially offset by decreased interest expense and increased income tax benefit.

Basic earnings (loss) per share decreased from earnings per share of $0.02 for the six months ended June 30, 2010 to loss per share of $0.06 for the six months ended June 30, 2011. The decrease was primarily due to the decrease in net income and due to the increase in the number of basic. Diluted (loss) earnings per share decreased from earnings per share of $0.01 for the six months ended June 30, 2010 to loss per share of $0.06 for the six months ended June 30, 2011. The decrease was primarily due to the decrease in net income.

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

Cash Flows

For the six months ended June 30, 2011, we had a decrease of $1.6 million in cash and cash equivalents generated from $1.0 million used for operating activities and $1.5 million used for investment in property and equipment and capitalized software, partially offset by $0.9 million of cash provided by financing activities. For the six months ended June 30, 2010, we had no change in cash and cash equivalents. Since the time of the reverse merger in 2005 the Company has operated in most periods without cash and in reliance on a revolving line of credit facility to fund its day to day working capital needs and acquisition activities. The increase in cash used from the prior year was primarily from an increase in inventory levels, with movement upward from lower levels at the end of 2010 from tighter management than compared to those at 2009, and quicker payments on accounts payable, taking advantage of more cash discounts available from a shift in product mix. Increased capital expenditures for our addition of hosted VoIP to our Cloud Solutions offerings also contributed to the increased use.

Cash from Operating Activities

For the six months ended June 30, 2011, cash used for operating activities totaled $1.0 million compared to cash provided by operating activities of approximately $1.4 million for the same period of 2010. The decrease, $2.5 million, was due to increased operating loss in the first six months of 2011 compared to that of the prior year and changes in accounts payable and inventory levels for the reasons previously mentioned.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts receivable were a result of decreased collections and increased billings through June 30, 2011 as compared to the amounts billed prior to December 31, 2010. The increase in inventories was due to more purchases of interactive classroom products than sales since the year end in preparation for upcoming summer projects. Accounts payable increased primarily due to increased business activity as of second quarter end than compared to December 31, 2010. Deferred revenue increased due to more billings for support agreements being deferred at June 30 than as of the prior year end, since a significant portion of agreements are billed shortly before their July 1 start dates.

Cash used for Investing Activities

Cash used for investing activities totaled $1.5 million in the first six months of 2011 compared to $1.2 million in the first six months of 2010. The increase of $0.3 million was due to increased purchases of property and equipment, mostly for the Hosted VoIP solution in the Cloud Services Segment and increased capitalization of software costs.

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

Cash from Financing Activities

Cash provided by financing activities totaled $0.9 million in the first six months of 2011 compared to cash used for financing activities of $0.3 million in the first six months of 2010. In the current year, net borrowings under the line of credit exceeded the scheduled repayments on notes payable, with the borrowings on the line of credit in the current year driven primarily by the changes in investing activities. However, in the prior period repayments under notes payable exceeded the borrowings under the line of credit, due to larger repayments made on the subordinated debt in the prior year in connection with renegotiating the terms on such debt then.

On the balance sheet, interest bearing debt remained below the balance at the end of the year, due to the ability to use the cash which was available at the end of the 2010 year to fund increased operational and investing cash needs.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Three and Six Month Periods Ended June 30, 2011 and 2010

EBITDA decreased $0.2 million, or 19%, to $0.9 million for the three months ended June 30, 2011 compared to the same period in 2010. The decrease in EBITDA was primarily due to the decrease in operating income compared to the prior year. Adjusted (financing) EBITDA for the quarter ended June 30, 2011 decreased by $0.2 million, or 20%, to $0.9 million for the same reason as the change in EBITDA.

EBITDA decreased $0.8 million, or 53%, to $0.7 million for the six months ended June 30, 2011 compared to the same period in 2010. The decrease in EBITDA was primarily due to the decrease in operating income compared to the prior year. Adjusted (financing) EBITDA for the six months ended June 30, 2011 decreased by $0.8 million, or 53%, to $0.7 million for the same reason as the change in EBITDA.

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

A reconciliation of Net Income (Loss) reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Reconciliation of net income (loss) per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income (loss) per GAAP	$176	$297	$(370)	$128
Adjustments:
Income tax expense (benefit)	171	201	(38)	148
Interest expense, net	46	75	88	147
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	211	219	415	425
Amortization of software development costs	330	359	634	698

EBITDA	$934	$1,151	$729	$1,546

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	7	20	15	41

Adjusted (Financing) EBITDA	$941	$1,171	$744	$1,587

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

Our current credit facilities consist of:

•

$7.8 million revolving line of credit (temporarily increased from $7.0 million), of which $1.2 million was drawn and $6.3 million was available at June 30, 2011, which bears interest at LIBOR plus 2.5% (subject to a 3% floor) and matures June 30, 2012 (the temporary $1.0 million increase will be reduced by $200 annually each January 31, beginning 2011 through 2015 and was provided in consideration of our paydown of $0.9 million on our subordinated notes, with a draw on the line, not impacting our prior ability to access $7.0 million of working capital via the line);

•

$1.1 million equipment note, of which approximately $0.8 million was outstanding at June 30, 2011, which bears interest at LIBOR plus 2.5%, and has a two and one-half year amortization maturing in April 2013; and

•

$2.3 million in subordinated notes to Barron Partners and the five founding shareholders, of which $0.8 million remained outstanding at June 30, 2011, which bear interest at 15% and mature no later than January 1, 2018. The notes are subordinated to our bank lender with whom we have our line of credit.

Auto Fleet Lease Facility

The Company has a $2 million facility under which it leases multiple automobiles under a managed, out-sourced (or “fleet”) program, to support the transportation needs for certain (where cost-effective) sales and delivery efforts. The automobile leases are accounted for as operating leases and lease payments and all other expenses related to these transportation needs are expensed as incurred, just as they would be without the program. Additionally, the program manages the commitment to adding vehicles and exiting of commitments for vehicles when replaced or disposed of, with minimal cost. The Company utilizes the fleet lease program to avoid the administrative costs it would incur if it were to manage such an activity in house. Without the advantage of sharing overhead costs necessary for the management of such a program with others and through economies of scale, such as an outsourced provider can achieve, management would not achieve sufficient savings to administer such a program and would simply choose to incur all related costs as a mileage reimbursement to the employees for use of their personal vehicles. Management believes it would not be cost effective to purchase the vehicles through any type of capital funding, and incur the costs to internally manage and dispose of the vehicles. In addition to the increased costs of internal administration, the disposal costs would likely be greater than incurred under the fleet management program, since the Company is not in the used vehicle market. Accordingly, the Company considers the leasing arrangement an administrative tool, and not a significant source of capital. The auto fleet leases are discussed under Note 7 to our unaudited consolidated financial statements for the period ended June 30, 2011.

Factors Affecting Capital Needs and Resources

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	our operating cash flow;

•	$6.3 million available to our operations at June 30, 2011 under our $7.8 million line of credit;

•	the anticipated level of capital expenditures for 2011 of $1.6 million ($0.6 million expended through June 30, 2011);

•	capitalized software development costs of approximately $1.9 million;

•	estimated purchase commitments with suppliers;

•	our scheduled debt service on senior term borrowings;

•	repayment of our subordinated notes; and

•	potential future acquisitions.

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

For the three months ended June 30, 2011, we have capitalized approximately $0.9 million of software development costs and $0.6 million in capital expenditures. We plan to fund 2011 needs for these items through cash flow from operations and draws under our bank line of credit or longer term borrowings such as our equipment note. The Company also considers leasing of capital equipment as a financing option, to the extent terms are reasonable in comparison to other financing options, and particularly where there may be a benefit related to the costs of administration of the equipment, particularly with regard to its disposal. The Company currently leases a number of vehicles for the sales people and engineers who are on the road due to the cost-effective nature of the program in comparison to the costs of paying standard mileage rates for a high level of travel, and considering the low cost of outsourced administration through the program. Under our agreements for borrowings with our bank we are required to obtain and have obtained permission to enter into leasing programs, particularly as the terms have been beneficial to our operations. We anticipate, but cannot guarantee our bank will continue to support our entering into additional leasing facilities, particularly when the terms are favorable and purposes effectively support our operations.

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

Subordinated Promissory Notes

At June 30, 2011, subordinated promissory notes payable to shareholders totaled approximately $0.8 million. On June 25, 2010, we entered into an extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

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

Expiration of Warrants

On June 1, 2011, warrants issued to DC Consulting expired. The warrants were originally issued in May 2009 pursuant to the terms of a Consulting Agreement with DC Consulting, LLC whereby DC Consulting provided investor relations services.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective for the reporting period ended June 30, 2011, such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Bank (USA) is a facility under which we may borrow, repay and then re-borrow. Advances and repayments occur daily under the credit facility, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through August 8, 2011. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through May 10, 2011, was previously disclosed in our Form 10-Q filed with the Commission on May 16, 2011.

Date	Loan Balance
May 20, 2011	$1,314
May 31, 2011	2,176
June 10, 2011	968
June 20, 2011	1,870
June 30, 2011	1,236
July 7, 2011	248
July 22, 2011	—
July 29, 2011	250
August 1, 2011	533
August 5, 2011	—
August 8, 2011	866

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: August 15, 2011	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability