Form 10-Q
period 2011-09-30
Computer Software Innovations, Inc.
filed 2011-11-14
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2011
Common Stock, $0.001 par value per share	6,584,191 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUES
Financial Management Applications Segment	$3,526	$3,381	$10,184	$10,472
Cloud Services Segment	277	214	866	698
Technology Solutions Segment	13,471	10,871	29,787	30,121

Net sales and service revenue	17,274	14,466	40,837	41,291
COST OF SALES
Financial Management Applications Segment
Cost of sales, excluding depreciation, amortization and capitalization	2,116	1,887	6,053	5,633
Depreciation	31	30	86	88
Amortization of capitalized software costs	289	306	787	843
Capitalization of software costs	(320)	(302)	(914)	(783)

Total Financial Management Applications Segment cost of sales	2,116	1,921	6,012	5,781
Cloud Services Segment
Cost of sales, excluding depreciation, amortization and capitalization	672	433	1,846	1,418
Depreciation	75	19	180	38
Amortization of capitalized software costs	116	81	252	242
Capitalization of software costs	(189)	(113)	(522)	(487)

Total Cloud Services Segment cost of sales	674	420	1,756	1,211
Technology Solutions Segment
Cost of sales, excluding depreciation	11,055	9,081	24,935	25,826
Depreciation	24	28	71	76

Total Technology Solutions Segment cost of sales	11,079	9,109	25,006	25,902

Total cost of sales	13,869	11,450	32,774	32,894

Gross profit	3,405	3,016	8,063	8,397
OPERATING EXPENSES
Research and development	17	45	69	122
Selling costs	1,324	1,154	3,763	3,363
Marketing costs	137	118	440	387
Stock based (non-employee wage) compensation	7	8	22	49
Professional and legal public company compliance costs	157	66	386	385
Depreciation and amortization	100	134	308	434
Other general and administrative expenses	864	755	2,596	2,496

Total operating expenses	2,606	2,280	7,584	7,236

Operating income	799	736	479	1,161
OTHER EXPENSE
Interest expense	(49)	(54)	(137)	(201)
Loss on disposal of property and equipment	—	—	—	(2)

Other expense	(49)	(54)	(137)	(203)

Income before income taxes	750	682	342	958
INCOME TAX EXPENSE (BENEFIT)	(44)	295	(82)	443

NET INCOME	$794	$387	$424	$515

BASIC EARNINGS PER SHARE	$0.12	$0.06	$0.06	$0.08

DILUTED EARNINGS PER SHARE	$0.06	$0.03	$0.03	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
— Basic	6,577	6,522	6,565	6,490

— Diluted	13,641	13,912	13,629	13,889

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1,578
Accounts receivable, net	11,266	8,681
Inventories	2,283	558
Prepaid expenses	261	159
Income taxes receivable	313	284

Total current assets	14,123	11,260
PROPERTY AND EQUIPMENT, net	1,381	1,033
COMPUTER SOFTWARE COSTS, net	3,243	2,844
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	2,206	2,359
DEFERRED TAX ASSET	26	—

Total assets	$23,410	$19,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,155	$2,600
Deferred revenue	6,674	8,014
Deferred tax liability	886	693
Bank line of credit	3,187	—
Current portion of notes payable	466	456
Current portion of subordinated notes payable to shareholders	64	58

Total current liabilities	15,432	11,821

LONG-TERM DEFERRED TAX LIABILITY, net	—	226
NOTES PAYABLE, less current portion	268	618
SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS, less current portion	719	783

Total liabilities	16,419	13,448

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,740 shares issued and outstanding	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,584 and 6,541 shares issued and outstanding, respectively	7	7
Additional paid-in capital	9,373	9,249
Accumulated deficit	(2,276)	(2,700)
Unearned stock compensation	(120)	(84)

Total shareholders’ equity	6,991	6,479

Total liabilities and shareholders’ equity	$23,410	$19,927

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2010	$7	$7	$9,249	$(2,700)	$(84)	$6,479
Common stock based compensation	—	—	22	—	—	22
Issuance of stock options	—	—	102	—	(102)	—
Stock option based compensation	—	—	—	—	66	66
Net income for the nine months ended September 30, 2011	—	—	—	424	—	424

Balances at September 30, 2011	$7	$7	$9,373	$(2,276)	$(120)	$6,991

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)	Nine Months Ended
	September 30, 2011	September 30, 2010
OPERATING ACTIVITIES
Net income	$424	$515
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Depreciation and amortization	1,684	1,721
Stock compensation expense, net	88	93
Deferred income taxes	(59)	168
Loss on disposal of property and equipment	—	2
Changes in deferred and accrued amounts
Accounts receivable	(2,585)	(1,107)
Inventories	(1,725)	1,711
Prepaid expenses	(102)	(51)
Accounts payable	1,555	1,077
Deferred revenue	(1,340)	(2,230)
Income taxes receivable/payable	(29)	(11)

Net cash (used for) provided by operating activities	(2,089)	1,888

INVESTING ACTIVITIES
Purchases of property and equipment	(842)	(604)
Capitalization of computer software	(1,436)	(1,285)

Net cash used for investing activities	(2,278)	(1,889)

FINANCING ACTIVITIES
Net borrowings under line of credit	3,187	1,241
Repayments of notes payable	(398)	(1,245)
Proceeds from exercise of stock options and warrants	—	5

Net cash provided by financing activities	2,789	1

Net change in cash and cash equivalents	(1,578)	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,578	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$134	$199
Income Taxes	$7	$287

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

In the first quarter of 2005, the Company concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of the Company’s common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into the Company (“reverse merger”), the Company’s issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of the Company’s name to “Computer Software Innovations, Inc.” At the time, VerticalBuyer was a public shell, having disposed of all prior operations, and CSI – South Carolina merged into the shell in a “reverse merger” transaction, which is a transaction whereby the historical records of Vertical Buyer prior to the merger, for future reporting purposes become those of acquirer, in this case CSI – South Carolina, as the prior operations of VerticalBuyer are not comparable to its future operations, which are those carried over from CSI – South Carolina. The Company’s historical references are now to operations reported under CSI – South Carolina since its start in late 1989 and formal organization in 1990. Thus CSI’s operations have existed for more than 20 years, 10 years beyond its new corporate organization’s (VerticalBuyer’s) incorporation which occurred in 1999.

Description of business

The Company is engaged in the business of development and sales of internally developed software, sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware–based solutions.

The Company began as an internal developer of software in 1989. The Company’s internally developed software consists of its original product line, fund accounting based financial management software (the results of which are reported through its Financial Management Applications Segment), which is now accompanied by other internal applications development, including standards-based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, referred to as its identity and access management solutions, cloud-based communications and collaboration solutions, including both hosted email and hosted voice-over-internet, using internet protocol (“VoIP”) services, and Microsoft SharePoint deployments (the results of which are all reported through its Cloud Services Segment). The Company’s primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund”, or by source and purpose of the funding. The fund accounting software is used primarily by public sector and not-for-profit entities. The Company’s standards-based lesson planning software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The lesson plans can be stored, shared, and retrieved for collaboration, editing and future use. The Company’s solutions for single sign-on application access management provide the ability to eliminate the need for users to sign on to every application separately (thereby allowing “single sign-on”) and provides for other efficiencies related to setting-up and controlling user access. The Company’s hosted email solutions and hosted VoIP solutions focus on making security and administration of email and VoIP telecommunications more efficient and up-front cost of adoption of the technology lower for its primary kindergarten through grade 12 (“K-12”) market space.

In connection with its hardware-based solutions, the Company provides a wide range of technology products and services including hardware and design, engineering, installation, training and ongoing support and maintenance (the results of which are reported through its Technology Solutions Segment). The Company added its Technology solutions segment in 1999 to meet the needs of customers to have infrastructure adequate to run its software applications. Its Technology solutions include computers, networking, security, internet protocol (“IP”) telephony, interactive whiteboard solutions and integrated accessories, distance learning and video communication.

The Company currently markets its products and services primarily to a wide variety of education and local government agencies, and not-for-profit entities. The Company also markets to other verticals such as mid- and larger-sized commercial businesses and healthcare businesses. The majority of the Company’s business is with K-12 public education and local government entities, although many of its solutions are also applicable to the commercial market space. The majority of the Company’s customers are located in the southeastern United States (“US”) but, primarily with its cloud products, the Company is adding customers in other US regions.

Disclosure regarding segments

The Company reports its operations under three operating segments: the Financial Management Applications Segment, the Cloud Services Segment and the Technology Solutions Segment.

Financial Management Applications Segment

Through the Financial Management Applications Segment, the Company reports the results of the development, sales, and deployment and provision of ongoing support of its fund accounting based financial management software. Through this segment, the Company also reports the results of operations related to complimentary third-party applications and services and supplies the Company resells supporting or complementing the use of its Financial Management Applications.

Cloud Services Segment

Through the Cloud Services Segment, the Company reports the results of the development, integration, sales and deployment of its proprietary standards based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, cloud-based communication and collaboration solutions, based on Microsoft’s Live@edu hosted exchange and SharePoint environments and Microsoft SharePoint deployments, and for “Hosted VoIP” (voice calls over Internet protocol via off premises hosting). Through this segment the Company also reports the results of operations related to complimentary third-party applications and services which are an integral part of its Cloud Services solutions.

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

The interim consolidated balance sheet and the related consolidated statements of operations, and the changes in shareholders’ equity and cash flows are unaudited. In Management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. The Company’s operations are seasonal, being driven by its primary client base, K-12 schools being closed or having significantly reduced operations during the summer months. At such time infrastructure and systems changes are less disruptive to their operations and so during such times they prefer to have a larger number of projects completed. As a result, and with the Company’s fiscal quarter corresponding to the calendar year, the results for the Company’s first and fourth quarters of each fiscal year when schools are in session are typically lower than the results for its second and third quarters, which contain the summer months when schools are closed or have significantly reduced operations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Recent accounting pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, which is intended to simplify testing for goodwill impairment. This guidance gives an entity the option to first assess qualitative factors to determine if it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for the Company beginning January 1, 2012. Management is currently evaluating the impact of this update on the Company’s financial statements, but they do not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2011, FASB issued ASU No. 2011-04, which clarifies and changes fair value measurement and disclosure requirements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments but does not require additional fair value measurements. This guidance will be effective for the Company beginning January 1, 2012. Management does not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding, including common stock held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three and nine month periods ended September 30, 2011 and 2010, both prior to and after application of the treasury stock method.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,577	6,522	6,565	6,490
Common stock held in escrow	200	500	200	500
Preferred stock	6,740	6,740	6,740	6,740
Warrants	—	300	167	1,226
Options	727	642	604	545

Total Weighted Average Shares Outstanding	14,244	14,704	14,276	15,501

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,577	6,522	6,565	6,490
Common stock held in escrow	200	500	200	500
Preferred stock	6,740	6,740	6,740	6,740
Warrants	—	—	—	—
Options	124	150	124	159

Total Weighted Average Shares Outstanding –treasury stock method	13,641	13,912	13,629	13,889

NOTE 3 – STOCK-BASED COMPENSATION

The Company has a stock based compensation plan, established in 2005, (the “2005 Incentive Compensation Plan”). The Company accounts for stock based compensation using the fair value method prescribed in the “Stock Compensation” section of the FASB’s Accounting Standards Codification (“ASC”), which the Company adopted in 2006 using the modified prospective method. The Company utilizes the Black-Scholes model to estimate the fair value of options granted. In 2005, the Company assumed the stock based employee compensation plan of CSI – South Carolina as a result of the reverse merger.

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

Assumptions used in calculation of fair value

	For the Nine Months Ended September 30,
	2011	2010
Expected term (in years)	7	7
Expected volatility	208%	169%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.3%	2.8%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	158	$0.12	November 1, 2012
Options granted to key employees	100	$1.42	November 9, 2017
Options granted to other employees	10	$1.09	May 28, 2018
Options granted to key employees	50	$0.70	April 17, 2019
Options granted to a key and other employees	196	$0.70	June 1, 2020
Options granted to a key and other employees	213	$0.70	June 1, 2021

The following table summarizes option activity under the plans for the three months ended September, 30 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	727	$0.68	7.12	$236
Granted	—	—
Cancelled	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at September 30, 2011	727	$0.68	6.87	$—

Exercisable at September 30, 2011	383	$0.65	4.49	$—

The following table summarizes option activity under the plans for the first nine months of 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	615	$0.68	6.31	$—
Granted	213	0.70
Cancelled	—	—
Exercised	—	—
Forfeited/expired	(101)	0.76

Outstanding at September 30, 2011	727	$0.68	6.87	$—

Exercisable at September 30, 2011	383	$0.65	4.49	$—

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.50 as of September 30, 2011 and the exercise price multiplied by the number of options outstanding as of that date. Because the weighted average exercise price is higher than the market price of $0.50 per share as of September 30, 2011, the aggregate intrinsic value is reflected at $0.

As of September 30, 2011 there remained $120 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately three years.

The Company issued 32 shares of common stock to outside Board of Directors and 213 employee stock options under the plan in the first nine months of 2011. There were no other issuances of common stock during the period.

Total stock based compensation for the three months ended September 30, 2011 was $32, of which $7 related to the stock issued to the Company’s outside Directors and $25 is related to employee stock compensation (wage-related). Total stock based compensation for the three months ended September 30, 2010 was $32, of which $7 related to the stock issued to the Company’s outside Board of Directors, $1 related to stock options granted from acquisition, and the remaining $24 is related to employee stock compensation (wage-related).

Total stock based compensation for the nine months ended September 30, 2011 was $88, of which $22 related to the stock issued to the Company’s outside Directors and $66 is related to employee stock compensation (wage-related). Total stock based compensation for the first nine months of 2010 was $93, of which $22 related to the stock issued to the Company’s investor relations firm, $22 related to the stock issued to the Company’s outside Board of Directors, $5 related to stock options granted from acquisition, and the remaining $44 is related to employee stock compensation (wage-related).

Employee stock compensation (wage related) is included in the Statements of Operations categories of cost of sales or departmental operating expense categories as appropriate.

NOTE 4 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS

Bank Credit Facilities

The Company maintains a line of credit facility with its bank. The terms of the facility are as follows:

•	the principal amount of the facility is $7.8 million;

•	the latest renewal was on September 21, 2011, with a maturity date of July 3, 2013;

•	permissible purposes of the funds borrowed under the revolving facility include funding short-term working capital and general corporate purposes of the Company; and

•

the definition of the borrowing base includes 50% of eligible inventory (with a maximum borrowing ability against eligible inventory of $1.0 million), in addition to 80% of eligible accounts receivable.

On September 21, 2011, the Company entered into a modification of the line of credit facility, extending the maturity date from June 30, 2012 to July 3, 2013. Previously, on June 25, 2010, the Company entered into a modification of the line of credit facility temporarily increasing the line of credit from $7.0 million to $8.0 million and this increase will be reduced annually by $200 beginning January 31, 2011 until the balance reaches $7.0 million on January 31, 2015 (assuming the facility would be customarily renewed with no significant change in borrowing ability and working capital needs). The increase in the bank’s revolving line of credit from $7.0 million to $8.0 million was for the purpose of accommodating a capital need to fund the June 2010 payments of $875, paid on and as agreed in an extension of, the Subordinated Notes (discussed below), while deferring any immediate impact on working capital line availability.

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

Under the Company’s bank facility, eligible accounts receivable balances essentially include all of the Company’s trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which the Company’s management have determined to be of doubtful collectability; and (iii) accounts due from any one of the Company’s customers if such accounts constitute more than 20% of the total eligible accounts. The loans bear interest at LIBOR plus 2.50%, subject to a 3% floor, payable monthly. LIBOR plus 2.50% was 2.72% at September 30, 2011 and 2.76% at December 31, 2010.

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

The Company maintains an equipment term loan which has been modified and increased from time to time with a term of three to four years. The term loan is used periodically to refinance the Company’s capital expenditures initially financed through its bank credit facility and improve its availability under its bank credit facility for working capital purposes. The latest modification prior to September 30, 2011 was November 5, 2010. Pursuant to the modification, the equipment loan was increased from $113 to $1.1 million, and bore interest at 30-day LIBOR plus 250 basis points. Principal and interest are payable in thirty consecutive monthly payments of principal and interest of $40 continuing until April 30, 2013.

The amount outstanding on the equipment notes payable to the bank was $734 at September 30, 2011 and $1,074 at December 31, 2010.

Scheduled principal payments under the Company’s bank notes payable for the years ending December 31 are presented below:

2011	$115
2012	469
2013	150

Total Principal Payments	$734

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income or loss from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income or loss (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management is not aware of any debt covenant violations at September 30, 2011 and December 31, 2010.

The amended loan agreement also contains certain restrictive covenants. These include general prohibitions on: disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $3,187 of draws outstanding as of September 30, 2011 and no draws as of December 31, 2010.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $783 at September 30, 2011, and $841 at December 31, 2010. On June 25, 2010, the Company and each of the holders of certain Subordinated Promissory Notes dated February 11, 2005 (the “Subordinated Notes”) entered into an Extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

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

Scheduled principal payments under the Company’s subordinated notes payable for the years ending December 31 are presented below:

2012	$87
2013	101
2014	117
2015	136
Thereafter	342

Total Principal Payments	$783

Off Balance Sheet Instruments

As of September 30, 2011, and for the periods reported, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 7.

Related Party Transactions

During the first nine months of 2011 the Company made principal and interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, who owns all of the Company’s preferred shares. These payments were made on the subordinated notes payable which were associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of September 30, 2011. In 2011, principal and interest payments to the five original shareholders of CSI – South Carolina totaled $75 and principal and interest payments to Barron also totaled $75.

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

Activity related to the common stock purchase warrants for the three and nine month periods ended September 30, 2011 and 2010 and outstanding balances are as follows:

Common Stock Purchase Warrants
	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Exercise Price	$1.3972	$0.70	$2.0958	$0.85	$0.70	$1.00	$1.20
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010	6/1/2011	6/1/2011	6/1/2011

Warrant related activity for the three months ended September 30, 2011
	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at June 30, 2011	—	—	—	—	100	100	100
Issued – three months ended September 30, 2011	—	—	—	—	—	—	—
Exercised – three months ended September 30, 2011	—	—	—	—	—	—	—
Expired – three months ended September 30, 2011	—	—	—	—	(100)	(100)	(100)

Outstanding at September 30, 2011	—	—	—	—	—	—	—

Warrant related activity for the three months ended September 30, 2010
	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at June 30, 2010	—	—	—	—	100	100	100
Issued – three months ended September 30, 2010	—	—	—	—	—	—	—
Exercised – three months ended September 30, 2010	—	—	—	—	—	—	—
Expired – three months ended September 30, 2010	—	—	—	—	—	—	—

Outstanding at September 30, 2010	—	—	—	—	100	100	100

Warrant related activity for the nine months ended September 30, 2011
	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2010	—	—	—	—	100	100	100
Issued – nine months ended September 30, 2011	—	—	—	—	—	—	—
Exercised – nine months ended September 30, 2011	—	—	—	—	—	—	—
Expired – nine months ended September 30, 2011	—	—	—	—	(100)	(100)	(100)

Outstanding at September 30, 2011	—	—	—	—	—	—	—

Warrant related activity for the nine months ended September 30, 2010
	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2009	2,000	555	2,000	1,609	100	100	100
Issued – nine months ended September 30, 2010	—	—	—	—	—	—	—
Exercised – nine months ended September 30, 2010	—	—	—	—	—	—	—
Expired – nine months ended September 30, 2010	(2,000)	(555)	(2,000)	(1,609)	—	—	—

Outstanding at September 30, 2010	—	—	—	—	100	100	100

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

NOTE 6 – INCOME TAXES

The effective tax rates for the three months ended September 30, 2011 and 2010 were approximately -5.9% and 43.3%, respectively.

The effective tax rates for the nine months ended September 30, 2011 and 2010 were approximately -24.0% and 46.2%, respectively.

Income tax expense decreased by $0.3 million or 115% compared to the third quarter of 2010, to a tax benefit of under $0.1 million in the third quarter of 2011. The decrease in tax expense was due to a lower effective rate when compared to the prior year, primarily in connection with increased deferred tax assets recorded for additional South Carolina Jobs Tax Credits in connection with an increase in sustained jobs and potential utilization of future credits in connection with the new solutions introduced in the Cloud Services Segment.

The income tax provision or benefit for the interim periods presented is computed to arrive at the estimate of the effective rate expected to be applicable in each respective full year using the statutory rate. Income tax expense recorded in the consolidated financial statements differs from the federal statutory income tax rate due to a variety of factors, including state income taxes, non-deductible meals and entertainment expenses, and other miscellaneous permanent differences. Due to the dollar size of non-deductible items, primarily related to the volume of meals paid for engineers traveling to customer sites, when net income is closer to zero, either positively or (when there is a loss) negatively the effective tax rate is significantly higher (or when there is a loss closer to zero, the effective benefit rate is significantly lower) than the federal statutory income tax rate. The effective tax rate was also reduced during the quarter when the Company recorded tax credits related to investment and research credits and credits available under the South Carolina Jobs Tax Credit program. The Company recorded these credits in connection with changes in the estimated amounts the Company may record and realize based on management’s estimates of future income.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At September 30, 2011, future minimum lease payments under non-cancelable leases were:

2011	$286
2012	1,073
2013	928
2014	701
2015	185
2016	46

Total	$3,219

Rent expense for the three months ended September 30, 2011 and 2010 was $281 and $253, respectively. Rent expense for the nine months ended September 30, 2011 and 2010 was $845 and $770, respectively.

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

In December 2008, the Company entered into a lease with the University of South Alabama Research and Technology Corporation for the lease by the Company of 11,110 square feet of office space located at 650 Clinic Drive, Suite 1150, Mobile, AL 36688. The term of the Lease began in March 2009 and runs through June 2012. The lease calls for annual rent of $142, payable monthly. The future minimum lease payments under this lease are included in the schedule above.

On April 1, 2008, in connection with the acquisition of ICS, the Company entered into a lease with Byers Properties, LLC for the lease by the Company of the former single-story brick facilities of ICS comprising 7,207 square feet, including approximately 300 square feet of warehouse space located at 8518 Triad Drive, Colfax, North Carolina. Byers Properties is controlled by Michael Byers, who is the sole shareholder of ICS. The term of the Lease began April 1, 2008 and ran for a period of three years through March 2011. The lease called for annual rent of $80, payable monthly. In connection with the expiration of this lease, the Company elected to move its facilities to a smaller, 4,155 square feet space in a multi-story brick and glass commercial building at 5509-B West Friendly Avenue, Suite 304, Greensboro, NC 27410, with rent beginning April 1, 2011 and running through April 2014 at a beginning amount of $4 per month subject to an annual increase in rent of 3%. This lease has a three year extension option also subject to the 3% increase in rent. The future minimum lease payments under this lease are included in the schedule above.

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle open-ended leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. This program provides for the Company to incur directly the costs of automobile related transportation for engineers and sales persons with a high amount of travel as a cost-savings effort when compared to the alternative of paying a mileage allowance for such transportation needs at the generally accepted, federal tax deductible rate, and the commitment includes insurance, certain maintenance and other committed costs. The future minimum lease payment for leases executed under the program as of September 30, 2011 is included in the schedule above.

Executive Officer Employment Agreements

The Company entered into new, separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009, with terms similar to their prior agreements. The term of all the employment agreements is three years, expiring on February 28, 2012. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at September 30, 2011, excluding bonuses, is approximately $361.

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

Cloud Services Segment

Through the Company’s Cloud Services Segment, the Company reports the results of the development, integration, sales and deployment of our proprietary standards based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, cloud-based communication and collaboration solutions, based on Microsoft’s Live@edu hosted exchange and SharePoint environments and Microsoft SharePoint deployments, and for Hosted VoIP. Through this segment the Company also reports the results of operations related to complementary third-party applications and services which are an integral part of the Company’s solutions.

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

The following tables summarize information about segment income (loss) for the three and nine months ended September 30, 2011 and 2010 and assets allocated to segments as of September 30, 2011 and 2010.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Three months ended September 30, 2011
Net sales and service revenue	$3,526	$277	$13,471	$17,274
Gross profit (loss)	1,410	(397)	2,392	3,405
Segment income (loss)	524	(752)	1,191	(*	)
Segment assets	9,186	3,100	11,124	23,410

Three months ended September 30, 2010
Net sales and service revenue	$3,381	$214	$10,871	$14,466
Gross profit (loss)	1,460	(206)	1,762	3,016
Segment income (loss)	633	(532)	709	(*	)
Segment assets	8,302	2,431	7,661	18,394

*	See reconciliation below

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Nine months ended September 30, 2011
Net sales and service revenue	$10,184	$866	$29,787	$40,837
Gross profit (loss)	4,172	(890)	4,781	8,063
Segment income (loss)	1,521	(1,838)	1,204	(*	)
Segment assets	9,186	3,100	11,124	23,410

Nine months ended September 30, 2010
Net sales and service revenue	$10,472	$698	$30,121	$41,291
Gross profit (loss)	4,691	(513)	4,219	8,397
Segment income (loss)	2,061	(1,519)	1,053	(*	)
Segment assets	8,302	2,431	7,661	18,394

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	For the Three Months Ended September 30,
	2011	2010
Segment income (loss):
Financial Management Applications Segment	$524	$633
Cloud Services Segment	(752)	(532)
Technology Solutions Segment	1,191	709

TOTAL SEGMENT INCOME	963	810

Less: merger-related and compliance costs
Stock compensation – non-cash	(7)	(8)
Professional and legal compliance and litigation related costs	(157)	(66)

OPERATING INCOME Per Consolidated Statements of Operations	$799	$736

	For the Nine Months Ended September 30,
	2011	2010
Segment income (loss):
Financial Management Applications Segment	$1,521	$2,061
Cloud Services Segment	(1,838)	(1,519)
Technology Solutions Segment	1,204	1,053

TOTAL SEGMENT INCOME	887	1,595

Less: merger-related and compliance costs
Stock compensation – non-cash	(22)	(49)
Professional and legal compliance and litigation related costs	(386)	(385)

OPERATING INCOME Per Consolidated Statements of Operations	$479	$1,161

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

Products and Services

We develop software applications and provide hardware-based technology solutions, focused primarily on the needs of organizations that employ fund accounting. Fund accounting is used by those entities that track expenditures and investments by “fund,” or by source and purpose of the funding (e.g., funds provided by government or grant sources), and is utilized primarily by public sector and not-for-profit entities. Our client base consists principally of kindergarten through grade 12 (“K-12”) public education and local government organizations including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients, including commercial enterprises. While we have a significant number of non-education focused clients which represent our fastest growing sector based on increases in the number of new clients being added, our education focused customers typically generate more than 80% of our revenues in a given year. Of the remaining revenues the majority come from the local government entity market space, such as counties, cities and municipalities. Other customer verticals, such as mid- to large-size commercial businesses and healthcare, are becoming an increasing focus for those technology solutions which have cross-application to other verticals. This is due in part to encouragement from our vendors to represent their products on a broader scale, and as we add talent with experience in those markets. These other customer verticals still represent a fairly small portion of our business (typically less than 5%).

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

Margins

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology Solutions Segment when compared to the Financial Management Applications Segment. With Cloud solutions, which include a cost of investment in equipment for hosting not found in Financial Management Applications, but generally having some additional economies of scale compared to solutions in the Technology Solutions Segment, we anticipate that margins for the Cloud Services Segment will, once the new solutions in this segment gain traction, be somewhere mid-way between those for the Financial Management Applications Segment and the Technology Solutions Segment. Gross margins for the Financial Management Applications Segment were 43.4% for the 2010 fiscal year, while margins for the Technology Solutions Segment were 14.3% for the same period. Margins for the Cloud Services Segment, due to the initial development of new solutions without yet producing significant revenue, were (65.2)% for the 2010 fiscal year. Gross margin for the Financial Management Applications Segment was 42.7% for the 2009 fiscal year, while margin for our Technology Solutions Segment was 15.0%, and the margin for the Cloud Services Segment, was 0.5% for the same period.

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

Cloud Services

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

We may commit approximately between $1 million and $2 million annually to develop this offering, including both research and development and capitalized development costs, as well as capital expenditures to develop and host certain functions related to this solution. In August 2010, we enhanced our CSI@K12 offering with the addition of Hosted VoIP services or virtual Private Branch (or entity level) Exchange (PBX) systems services for VoIP. The addition of voice communications to our CSI@K12 product is a natural extension of our branded communication and collaboration solutions offering, and provides the potential of tighter integration and improved security and management over these services through continued product and systems integration development. Like the email portion of our CSI@K12 offering, the hosted VoIP portion is also E-Rate fundable. We expect our margins on this portion of our solution to more closely resemble those of our other product offerings in our Financial Management Applications Segment than that of our Technology Solutions Segment.

With the addition of Hosted VoIP, our CSI@K12 solution combines our proprietary technology, using our internally developed communications and collaboration tools, with those of third parties to provide a product suite which offers solutions for both voice and data management. The solution set, coupled with our support and services, reduces the management overhead of these services to our customers while providing improved security and compliance for our customer base. The CSI@K12 solutions suite will continue to be enhanced through future additional development and product integration. The integration of voice to the CSI@K12 solution expands the communications functionality of the offering. Due to this offering being supported by third-party software and hardware implemented as a Cloud solution, we anticipate spending more than $1 million annually and potentially several million dollars in capital investment in software and hardware as sales of this solution grows. We began providing significant services under this solution in the second quarter of 2011. We anticipate we will recover these investments within a three to five year period. More specific information as to the amount we plan to spend across the Company for capitalized development costs and capital expenditures is discussed in more detail in the “Liquidity and Capital Resources” section below.

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

Based on our efforts during the winter of 2010 and spring of 2011 E-Rate season, we won approximately $1.5 million of contracts to provide services under the CSI@K12 solution set focused primarily for email. We won another $1.5 million of contracts to provide services under the CSI@K12 solution set focused primarily on our Hosted VoIP portion of the offering. Contract awards are not guaranteed to be funded. We anticipate a higher level of funding due to the priority one status of these offerings; however, we are unsure what the funding level will be or the timing of the funding as the contracts go through a review process before approval. In the past our funding experience for priority two contracted services and solutions has been less than 30%. But based on these contract wins, we are looking forward to some potentially significant increases in revenues as a result of our investments in the Cloud space. These increases could push our results for 2011 ahead of our results in 2010, despite a slow recovery for budgets in our primary K-12 market space. However, given continued investment in Cloud solutions with certain products only beginning to generate revenues in the third quarter, the beginning of the latest E-Rate cycle and slower results for the first and second quarters of 2011, our results could easily fall below those achieved in 2010.

Features which have been developed for our CSI@K12 solution set also have application to our higher education and local government clients. Accordingly we are developing these products with these customers in mind, in addition to our K-12 customers and are marketing our CSI@K12 product to higher education customer base as CSI@EDU, and to our local government customer base as CSI@GOV. These opportunities are not eligible or contingent upon E-Rate funding. We anticipate occasional revenue outside of E-Rate for some K-12 customers who, for example, have investment in on-premise products which have not historically qualified for E-Rate funding, like our hosted solutions and who wish to move forward with the solution regardless of whether funding is obtained. Further, we anticipate some additional revenue and activities outside of the E-Rate cycle, particularly for sales to the higher education and local government customer base.

Financial Management Applications

In addition to the changes in our Cloud Services Segment, in our Financial Management Applications Segment, we have completed the process of upgrading all customers for our acquired Mobile, AL product to the latest version of its solutions (“NextGen”). We have also completed the conversion of the majority of our modules for our newest, initially, Easley, SC based product to the more technologically-current .Net and SQL platform (“SmartFusion”), with the few remaining modules substantially wrapping up in 2011. Accordingly, we are now able to focus greater effort on enhancements which will improve both the acquired products and our latest product, and to begin to focus in earnest on the consolidation of our acquired products with our latest SmartFusion release. The completion of these integration efforts will provide our customers with a natural, rather than “fork-lift” transition to the latest technology while improving our development and support efficiencies in the long-term, as we progress.

General Guidance (Forward-Looking Information)

The impact of the current economic conditions on our customers’ budgets and the unknowns related to the timing, issuance of, restrictions on and expiration of the federal government’s economic Stimulus have, we believe, extended out the decision making process with regard to the funding of technology solutions and services. This has resulted in an extension of our sales closing cycles. We typically experience a loss in the first and fourth quarters of the year as we experience a lower utilization of staff carried to support the greater influx of opportunities in the summer months when schools are not in full session and technology solutions implementation is less disruptive. The extension of our closing cycles and our continued investment in the Cloud Services Segment has resulted in a first quarter loss greater than 2010 and a profit in the second quarter lower than that achieved in 2010, for year-to-date earnings closer to our 2009 results than 2010. In 2009, we put in place a reduction in force in the second quarter as a result of the low performance in the first quarter of 2009. In 2011 we have no plans for such a reduction in force at this time. Except, primarily for the support for the Cloud investment, our headcount is similar to that following the earlier reduction in force. We anticipated performance for the second quarter of 2011 somewhat similar to 2010, in which we reported a profit for that quarter. Although somewhat lower than expected, we did achieve a profitable quarter. In addition, we have had improved earnings in the third quarter from the first round of E-Rate funding available for our new Cloud Services offerings, but offset by increased costs, and more significantly an increase in our Technology Solutions sales resulted in the increase in profits. However, as a result of continued lower performance potential from increased costs related to the introduction of the new Cloud solutions to the marketplace, we are unsure of whether we will achieve a 2011 performance better than 2010. Due to the uncertainty that remains in our market with regard to economic recovery, we can provide no specific guidance for the coming quarter or year ending 2011.

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

D. Critical Accounting Policies and Estimates

Basis of Presentation

Our consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. (The subsidiary has no material operations and we report on a consolidated basis for both book and tax purposes). We use the accrual basis of accounting.

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2011 included as part of this report. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 4 to our unaudited financial statements as of and for the nine months ended September 30, 2011 and under “—G. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

E. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, which is intended to simplify testing for goodwill impairment. This guidance gives an entity the option to first assess qualitative factors to determine if it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for the Company beginning January 1, 2012. Management is currently evaluating the impact of this update on the Company’s financial statements, but they do not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2011, FASB issued ASU No. 2011-04, which clarifies and changes fair value measurement and disclosure requirements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments but does not require additional fair value measurements. This guidance will be effective for the Company beginning January 1, 2012. Management does not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

F. Financial Performance

Overview

Our revenues increased $2.8 million or 19% to $17.3 million for the third quarter of 2011 compared to the same period of the prior year. The revenue increase was due to a $2.6 million increase in Technology Solutions Segment revenues and a $0.1 million increase in both Financial Management Applications Segment and Cloud Services Segment revenues.

Revenues for the nine months ended September 30, 2011 decreased $0.5 million or 1% to $40.8 million compared with the same period of the prior year. The revenue decrease was due to a $0.4 million decrease in Technology Solutions Segment revenues and a $0.3 million decrease in Financial Management Applications Segment revenues. These decreases were partially offset by a $0.2 million increase in Cloud Services revenues.

Gross profit for the third quarter of 2011 increased $0.4 million, or 13%, to $3.4 million compared to the same period of the prior year. The increase was due to a $0.6 million increase from the Technology Solutions Segment, partially offset by a $0.2 million decrease from the Cloud Services Segment, while gross profit for the Financial Management Applications segment were relatively flat. The overall gross margin decreased from 20.8% to 19.7% due to decreased margins from the Financial Management Applications and Cloud Services segments, partially offset by an increase in the Technology Solutions Segment’s gross margin. The Financial Management Applications Segment reported 40.0% margin in the third quarter of 2011 versus 43.2% for the same period in 2010. The Cloud Services Segment reported -143.3% gross margin versus -96.3% in 2010. The Technology Solutions Segment reported 17.8% margin in the third quarter of 2011 versus 16.2% for the same period in 2010.

Gross profit for the nine months ended September 30, 2011 decreased $0.3 million, or 4%, to $8.1 million compared to the same period of the prior year. The decrease was due to a $0.5 million decrease from the Financial Management Applications Segment and a $0.4 million decrease from the Cloud Services Segment, partially offset by a $0.6 million increase from the Technology Solutions Segment. The overall gross margin decreased from 20.3% to 19.7% due to decreased margins from the Financial Management Applications and the Cloud Services segments. The Financial Management Applications Segment reported 41.0% margin for the first nine months of 2011 versus 44.8% for the same period in 2010. The Cloud Services Segment reported -102.8% gross margins versus -73.5% in 2010. The Technology Solutions Segment reported 16.1% margin in the first nine months of 2011 versus 14.0% for the same period in 2010.

Operating income increased $0.1 million, or 9%, to operating income of $0.8 million for the third quarter of 2011. The increase in operating income came from the increase in gross profit, partially offset by an increase in operating expenses, particularly selling expenses.

For the nine months ended September 30, 2011, operating income decreased $0.7 million, or 59%, to operating income of $0.5 million compared to the same period of 2010. The decrease in operating results came from the decrease in gross profit and increase in operating expenses, particularly selling expenses.

Net income for the third quarter of 2011 increased $0.4 million, or 105%, to net income of $0.8 million. The increase in net income was due to the increase in operating income and reduced income tax expense.

Net income for the first nine months of 2011 was $0.4 million, a decrease of $0.1 million, or 18%, compared to net income of $0.5 million for the same period of the prior year. The decrease was due to the decrease in operating results, partially offset by reduced interest expense and reduced income tax expense.

Consolidated Results of Operations for the Three Months Ended September 30, 2011 and 2010

	Three Months Ended
	September 30, 2011	September 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$17,274	$14,466	$2,808
GROSS PROFIT	3,405	3,016	389
OPERATING INCOME	799	736	63

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$2,808
Cost of sales excluding depreciation, amortization, and capitalization			(2,442)
Depreciation and amortization			(71)
Capitalization of software costs			94

			389
Operating Expenses:
Research and development costs			28
Selling costs			(170)
Marketing costs			(19)
Stock based compensation			1
Professional and legal compliance costs			(91)
Depreciation and amortization			34
Other general and administrative expenses			(109)

			$63

Revenues

Total revenues in the third quarter of 2011 increased $2.8 million or 19% in comparison with the third quarter of 2010 to $17.3 million. Of this increase, Technology Solutions increased $2.6 million while the Financial Management Applications Segment’s and Cloud Services Segment’s revenues both increased $0.1 million. The 24% increase in Technology Solutions revenues was primarily due to increased infrastructure hardware sales. Financial Management Applications revenues increased 4% due to an increase in new software sales and support revenues. The 29% increase in Cloud Services revenues was due to an increase in CSI@K12 hosted email and hosted voice sales.

Gross Profit

Gross profit for the third quarter of 2011 increased $0.4 million or 13% in comparison with the third quarter of 2010, to $3.4 million. Of this increase, Technology Solutions Segment increased by $0.6 million, partially offset by a $0.2 million decrease in Cloud Services gross profit and a slight decrease in Financial Management Applications gross profits. The 3% decrease in Financial Management Applications Segment was driven by an increase in costs of sales from increased product development and support personnel as a percent of revenues added to support additional enhancements to the software. Cloud Services Segment gross profit decreased 93% due to an increase in costs of sales mostly due to the increased costs from the additional workforce for the more recently added hosted voice solution. Technology Solutions Segment gross profit increased 36% due to increased sales, specifically from infrastructure sales. The overall gross margin decreased from 20.8% to 19.7% due to decreased margins in the Financial Management Applications and Cloud Services segments, partially offset by improved margins from the Technology Solutions Segment. The Financial Management Applications Segment reported 40.0% margin in the third quarter of 2011 versus 43.2% for the same period in 2010 due to the same reasons as the decrease in gross profit. The Cloud Services Segment reported -143.3% margin in the third quarter of 2011 versus -96.3% for the same period in 2010 due to the same reasons as the decrease in gross profit. The Technology Solutions Segment reported 17.8% margin for the third quarter of 2011, up from 16.2% for the same period in 2010. The increase was due to better margins on product sales, improved interactive classroom services performance and increased reseller commissions.

Operating Expenses

Operating expenses for the third quarter increased $0.3 million compared to the third quarter of 2010, to $2.6 million. The above table analyzes the major items that account for this increase. The increase was primarily a result of increased selling costs related to a focus on increasing contacts in the technology segment, increased professional and legal compliance costs and other general and administrative costs related primarily to bringing on the new Cloud products. The $0.4 million increase in gross profit, partially offset by the increase in operating expenses, resulted in an increase in operating income of $0.1 million, or 9% compared to the prior year, to $0.8 million.

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

	Three Months Ended
	September 30, 2011	September 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,526	$3,381	$145
GROSS PROFIT	1,410	1,460	(50)
SEGMENT INCOME	524	633	(109)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$145
Cost of sales excluding depreciation, amortization, and capitalization			(229)
Depreciation and amortization			16
Capitalization of software costs			18

			(50)
Operating Expenses:
Selling costs			(21)
Marketing costs			(20)
Depreciation and amortization			13
Other general and administrative expenses			(31)

			$(109)

Financial management applications revenues increased by $0.1 million, or 4%, in comparison with the third quarter of 2010. The increase in software revenues was due primarily to increases in fund accounting new software sales and support revenues, partially offset by a decrease in services revenues. The increase in new sales for the latest version of our fund accounting product was sufficient to offset a decline in services due to a decrease in the upgrades of our Mobile, AL acquired applications to their latest platform for which there was a push to complete in 2010. With that complete, the Company has begun shifting its efforts toward the future consolidation of these products, and further enhancements in the interim applicable to both its acquired and newest products.

Financial management applications cost of sales increased by 10% in comparison with the third quarter of 2010. The increase in cost of sales came primarily from increased costs for development and support costs. However, this increase was partially offset by a larger amount of software costs being capitalized than in the prior year. The gross margin for the third quarter of 2011 was 40.0% compared to 43.2% in the third quarter of 2010. The decrease in the margin was due to the increase in costs of sales exceeding the increase in sales.

Financial management applications operating expenses increased by $0.1 million, or 7%, in comparison with the third quarter of 2010. The increase was primarily due to increased sales, marketing and other general and administrative expenses. The segment experienced a decrease in segment operating income of $0.1 million, or 17% in comparison to the third quarter of 2010, driven by the decrease in gross profit and the increase in operating expenses.

Cloud Services Segment

Through our Cloud Services Segment, we report the results of the development, integration, sales and deployment of our proprietary standards based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, Cloud-based communication and collaboration solutions, based on Microsoft’s Live@edu hosted exchange and SharePoint environments and Microsoft SharePoint deployments, and for Hosted VoIP. Through this segment we also report the results of operations related to complementary third-party applications and services which are an integral part of our solutions.

	Three Months Ended
	September 30, 2011	September 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$277	$214	$63
GROSS LOSS	(397)	(206)	(191)
SEGMENT LOSS	(752)	(532)	(220)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT LOSS
Gross Profit:
Sales			$63
Cost of sales excluding depreciation, amortization, and capitalization			(239)
Depreciation and amortization			(91)
Capitalization of software costs			76

			(191)
Operating Expenses:
Research and development			28
Selling costs			(64)
Marketing costs			(11)
Depreciation and amortization			17
Other general and administrative expenses			1

			$(220)

Cloud services revenues increased by $0.1 million, or 29%, in comparison with the third quarter of 2010. The increase in revenues was due to increased sales of our hosted email and hosted voice solutions, as these solutions were not sold in the same period of 2010.

Cloud services cost of sales increased $0.3 million, or 60%, in comparison with the third quarter of 2010. The increase in cost of sales came from increased costs for the ramp up of the hosted voice solution just now beginning to be delivered to the marketplace, increased depreciation and amortization due to increased investment in assets for this segment, partially offset by more software costs being capitalized. The gross margin for the third quarter of 2011 was -143.3% compared to -96.3% in the third quarter of 2010. The decline in the margin was due to the increase in costs of sales, primarily the ramp up of the hosted voice solution exceeding the increase in sales.

Cloud services operating expenses for the segment increased by 9% in comparison with the third quarter of 2010. The increase was primarily due to increased selling and marketing costs. The segment experienced an increase in segment operations loss of 41% in comparison to the third quarter of 2010, driven by the decrease in gross profit and the increase in operating expenses.

Technology Solutions Segment

Through our Technology Solutions Segment, we report the results of the technology solutions products through the sales and distribution of computers and accessories and the wide range of technology consulting services, including network and systems integration and computer support and maintenance services, that we provide.

	Three Months Ended
	September 30, 2011	September 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$13,471	$10,871	$2,600
GROSS PROFIT	2,392	1,762	630
SEGMENT INCOME	1,191	709	482

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$2,600
Cost of sales excluding depreciation, amortization, and capitalization			(1,974)
Depreciation and amortization			4

			630
Operating Expenses:
Selling costs			(85)
Marketing costs			12
Depreciation and amortization			4
Other general and administrative expenses			(79)

			$482

Technology revenues increased $2.6 million, or 24%, in comparison to the third quarter of 2010. The increase in technology revenues was due to increased infrastructure and cabling product sales, reseller commissions and internal interactive classroom services.

Technology cost of sales increased $2.0 million, or 22% in comparison to the third quarter of 2010. The increase in technology cost of sales accompanied the increase in technology revenues for products, and was also the result of an increase in labor costs. Gross profit for the period increased $0.6 million primarily due to the increase in infrastructure sales, reseller commissions and interactive classroom services. Segment gross margin for the period increased from 16.2% to 17.8% due to improved performance of interactive classroom services, better product margins on infrastructure sales and reseller commissions.

Technology operating expenses increased $0.1 million, or 14% in comparison to the third quarter of 2010. The increase was primarily due to an increase in selling costs, with a focus on generating more sales activities, accompanied by increased other general and administrative costs for this segment. As a result of the increase in gross profit, partially offset by the increase in operating expenses, the segment experienced an increase in segment operating income of $0.5 million, or 68% in comparison to the third quarter of 2010.

The following tables summarize information about segment income (loss) for the three months ended September 30, 2011 and 2010, and assets allocated to segments as of September 30, 2011 and 2010. Changes in segment assets came primarily from the following:

•

Financial Management Applications Segment assets increased due to an increase in accounts receivable, income tax receivable and capitalized computer software costs. This increase was partially offset by a decrease in other assets due to amortization of these assets without any acquisition activity recently.

•

Cloud Services Segment assets increased due to increased accounts receivable, property and equipment and capitalized computer software costs. This is due to the investment being made in this segment with the hosted email and VoIP solutions.

•	Technology Solutions Segment assets increased primarily from an increase in accounts receivable, income tax receivable and inventory.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Three months ended September 30, 2011
Net sales and service revenue	$3,526	$277	$13,471	$17,274
Gross profit (loss)	1,410	(397)	2,392	3,405
Segment income (loss)	524	(752)	1,191	(*	)
Segment assets	9,186	3,100	11,124	23,410

Three months ended September 30, 2010
Net sales and service revenue	$3,381	$214	$10,871	$14,466
Gross profit (loss)	1,460	(206)	1,762	3,016
Segment income (loss)	633	(532)	709	(*	)
Segment assets	8,302	2,431	7,661	18,394

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	September 30, 2011	September 30, 2010
Segment income (loss):
Financial Management Applications Segment	$524	$633
Cloud Services Segment	(752)	(532)
Technology Solutions Segment	1,191	709

TOTAL SEGMENT INCOME	963	810

Less: merger-related and compliance costs
Stock compensation – non-cash	(7)	(8)
Professional and legal compliance costs	(157)	(66)

OPERATING INCOME Per Consolidated Statements of Operations	$799	$736

Interest and Other Income and Expenses

Interest expense decreased in the third quarter of 2011 by 9%, compared to the third quarter of 2010. The decrease was due to reduced borrowings on the subordinated debt during the third quarter of 2011 compared to the same period in 2010.

Income Taxes

Income tax expense decreased by $0.3 million or 115% compared to the third quarter of 2010, to a tax benefit of under $0.1 million in the third quarter of 2011. The decrease in tax expense was due to a lower effective rate when compared to the prior year. The lower effective tax rate resulted from increased deferred tax assets recorded for additional South Carolina Jobs Tax Credits related to an increase in sustained jobs and potential utilization of future credits in connection with the new solutions introduced in the Cloud Services Segment.

The effective tax rates for the three months ended September 30, 2011 and 2010 were approximately -5.9% and 43.3%, respectively. The decrease in the effective tax rate is also due to the recognition of deferred tax asset related to the South Carolina Jobs Tax Credits.

Net Income and Earnings per Share

Net income increased in the third quarter of 2011 by $0.4 million, or 105%, to net income of $0.8 million compared to the same period of 2010. The increase was due to the increase in operating income and reduced income tax expense.

Basic earnings per share increased from $0.06 in the third quarter of 2010 to $0.12 in the third quarter of 2011. The increase was due to the increase in net income. Diluted earnings per share increased from $0.03 in the third quarter of 2010 to earnings of $0.06 in the third quarter of 2011. The increase was primarily due to the increase in net income.

Consolidated Results of Operations for the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30, 2011	September 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$40,837	$41,291	$(454)
GROSS PROFIT	8,063	8,397	(334)
OPERATING INCOME	479	1,161	(682)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME (LOSS)
Gross Profit:
Sales			$(454)
Cost of sales excluding depreciation, amortization, and capitalization			43
Depreciation and amortization			(89)
Capitalization of software costs			166

			(334)
Operating Expenses:
Research and development costs			53
Selling costs			(400)
Marketing costs			(53)
Stock based compensation			27
Professional and legal compliance costs			(1)
Depreciation and amortization			126
Other general and administrative expenses			(100)

			$(682)

Revenues

Total revenues for the nine months ended September 30, 2011 decreased $0.5 million or 1% in comparison with the same period of 2010 to $40.8 million. Of this decrease, Technology Solutions Segment revenues decreased $0.4 million while Financial Management Applications Segment revenues decreased $0.3 million. These decreases were partially offset by a $0.2 million increase in Cloud Services Segment revenues. The 1% decrease in Technology Solutions Segment revenues was primarily due to a decrease in PC and interactive classroom sales, partially offset by an increase in infrastructure sales. The 3% decrease in Financial Management Applications revenues was due to a decrease in new software sales and services. The 24% increase in Cloud Services revenues was due to an increase in CSI@K12 hosted email and hosted voice revenues.

Gross Profit

Gross profit for the first nine months of 2011 decreased $0.3 million or 4% in comparison with the same period of 2010, to $8.1 million. Of this decrease, $0.5 million was due to a decrease in Financial Management Applications Segment and $0.4 million was due to a decrease in Cloud Services Segment, partially offset by a $0.6 million increase in Technology Solutions Segment gross profit. The gross profit decrease in Financial Management Applications Segment was driven by a decrease in new software and service revenues and an increase in costs of sales from personnel increases focusing on enhancements and increased support of the new version of the product. The decrease in the Cloud Services Segment was due to additional staffing for the new hosted voice product line which was in start-up mode and limited sales through the first nine months of 2011. The platform is functioning with demonstrable services and we had some revenue from the full implementation of this solution offering beginning with the third quarter of 2011. The increase in Technology Solutions Segment gross profit was due to increased infrastructure sales and reseller commissions. The Financial Management Applications Segment reported 41.0% margin for the first nine months of 2011 versus 44.8% for the same period in 2010 due to decreased new software and services sales with increased costs to operate this segment. The Cloud Services Segment reported -102.8% margin for the first nine months of 2011 versus -73.5% for the same period in 2010 due to increased costs from the additional workforce for the hosted voice solution, while revenues for the segment were improved 24%, but off a much smaller base compared to the other segments. The Technology Solutions Segment reported 16.1% margin for the first nine months of 2011, up from 14.0% for the same period of the prior year. The increase was due to a shift in product mix with less PC sales, which carry lower margins, and improved performance of interactive classroom and cabling services and reseller commissions.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 increased $0.3 million compared to the same period of 2010, to $7.6 million. The above table analyzes the major items that account for this increase. The increase was primarily a result of increased selling and marketing costs focused on increasing sales activity, as well as increased general and administrative costs focused on increased compliance related to the new start-up products. These factors were partially offset by reduced depreciation and amortization due to reduced amortizable assets from acquisitions. The $0.3 million decrease in gross profit with the increase in operating expenses resulted in a decrease in operating results of $0.7 million, or 59% compared to the prior year, to $0.5 million.

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

	Nine Months Ended
	September 30, 2011	September 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$10,184	$10,472	$(288)
GROSS PROFIT	4,172	4,691	(519)
SEGMENT INCOME	1,521	2,061	(540)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$(288)
Cost of sales excluding depreciation, amortization, and capitalization			(420)
Depreciation and amortization			58
Capitalization of software costs			131

			(519)
Operating Expenses:
Selling costs			(48)
Marketing costs			(68)
Depreciation and amortization			36
Other general and administrative expenses			59

			$(540)

Financial Management Applications revenues decreased by $0.3 million, or 3%, in comparison with the first nine months of 2010. The decrease in software revenues was due primarily to decreases in fund accounting new software sales and services, partially offset by an increase in support revenues. The decline in new sales and services was due to a decrease in the upgrades of our Mobile applications for which there was a push to complete in 2010, without sufficient new license sales of our newest product to offset this decrease in prior quarters.

Financial Management Applications cost of sales increased by 4% in comparison with the first nine months of 2010. The increase in cost of sales came primarily from increased costs for development and support costs for enhancement work and support of the new version for which installs and conversions are increasing. It is anticipated that the development cost will be offset by economies of scale in future periods. This increase was partially offset by a larger amount of software costs being capitalized than in the prior year. The gross margin for the nine months ended September 30, 2011 was 41.0% compared to 44.8% in the same period of 2010. The decrease in the margin was due to decreased sales while cost of sales increased.

Financial management applications operating expenses for the segment increased slightly by 1% in comparison with the first nine months of 2010. The increase was primarily due to increased selling and marketing costs from increased marketing efforts, partially offset by reduced other general and administrative expenses. The segment experienced a decrease in segment operating income of $0.5 million, or 26% in comparison to the nine months ended September 30, 2010, driven by the decrease in gross profit and the slight increase in operating expenses.

Cloud Services Segment

Through our Cloud Services Segment, we report the results of the development, integration, sales and deployment of our proprietary standards based lesson planning software, solutions that facilitate single sign-on application access management and provisioning based on Microsoft’s Identity Lifecycle Management, Cloud-based communication and collaboration solutions, based on Microsoft’s Live@edu hosted exchange and SharePoint environments and Microsoft SharePoint deployments, and for Hosted VoIP. Through this segment we also report the results of operations related to complementary third-party applications and services which are an integral part of our solutions.

	Nine Months Ended
	September 30, 2011	September 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$866	$698	$168
GROSS LOSS	(890)	(513)	(377)
SEGMENT LOSS	(1,838)	(1,519)	(319)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT LOSS
Gross Profit:
Sales			$168
Cost of sales excluding depreciation, amortization, and capitalization			(428)
Depreciation and amortization			(152)
Capitalization of software costs			35

			(377)
Operating Expenses:
Research and development			53
Selling costs			(43)
Marketing costs			11
Depreciation and amortization			81
Other general and administrative expenses			(44)

			$(319)

Cloud Services revenues increased by $0.2 million, or 24%, in comparison with the first nine months of 2010. The increase in revenues was due to increased sales of our hosted email and hosted voice solutions, while we did not have any sales of these solutions in the prior year.

Cloud Services cost of sales increased $0.5 million, or 45%, in comparison with the first nine months of 2010. The increase in cost of sales came from increased costs for the hosted voice solution, primarily additional operations personnel, increased depreciation and amortization due to an increased investment in assets for this segment, partially offset by an increase in software costs being capitalized. The gross margin for the nine months ended September 30, 2011 was -102.8% compared to -73.5% in the same period of 2010. The decrease in the margin was due to the increase in costs of sales exceeding the sales increase.

Cloud Services operating expenses decreased $0.1 million, or 6% in comparison with the nine months ended September 30, 2010. The decrease was primarily due to reduced research and development costs with more costs being capitalized as the CSI@K12 project matures, and decreased depreciation and amortization. The segment experienced a decrease in segment operating income of $0.3 million, or 21% in comparison to the first nine months of 2010, driven by the decrease in gross profit, partially offset by the decrease in operating expenses.

Technology Solutions Segment

Through our Technology Solutions Segment, we report the results of the technology solutions products through the sales and distribution of computers, networks, technology infrastructure, on-premise VoIP systems, interactive classroom solutions, security and surveillance systems, cabling and accessories and the wide range of technology consulting services, including network and systems integration and computer support and maintenance services, that we provide.

	Nine Months Ended
	September 30, 2011	September 30, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$29,787	$30,121	$(334)
GROSS PROFIT	4,781	4,219	562
SEGMENT INCOME	1,204	1,053	151

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$(334)
Cost of sales excluding depreciation, amortization, and capitalization			891
Depreciation and amortization			5

			562
Operating Expenses:
Selling costs			(309)
Marketing costs			4
Depreciation and amortization			9
Other general and administrative expenses			(115)

			$151

Technology Solutions revenues decreased by $0.4 million, or 1%, in comparison to the nine months ended September 30, 2010. The decrease in technology revenues was due to a decrease in PC and interactive classroom sales, partially offset by an increase in infrastructure, reseller commissions and interactive classroom and cabling services.

Technology Solutions cost of sales decreased $0.9 million, or 3% in comparison to the first nine months of 2010. The decrease in technology cost of sales accompanied the decrease in technology revenues for products, and combined with a favorable shift in product mix. Gross profit for the period increased $0.6 million due to a favorable product mix with increased infrastructure sales, reseller commissions and internal interactive classroom services. Segment gross margin for the period increased from 14.0% to 16.1% due to the favorable change in product mix, primarily from increased reseller commissions, improved performance of interactive classroom and cabling services and less PC sales which carry lower margins (typically less than 5%).

Technology Solutions operating expenses increased $0.4 million, or 13% in comparison to the first nine months of 2010. The increase was primarily due to an increase in selling costs to focus on generating more sales activities, accompanied by increased other general and administrative costs for this segment. As a result of the increase in gross profit, partially offset by the increase in operating expenses, the segment experienced an increase in segment operating income of $0.2 million, or 14% in comparison to the first nine months of 2010.

The following tables summarize information about segment income (loss) for the nine months ended September 30, 2011 and 2010, and assets allocated to segments as of September 30, 2011 and 2010. Changes in segment assets came primarily from the following:

•

Financial Management Applications Segment assets increased due to increases in accounts receivable, income tax receivable and capitalized computer software costs. The aggregate increase was partially offset by a decrease in other assets due to amortization of these assets without any acquisition activity recently.

•

Cloud Services Segment assets increased due to increased accounts receivable, property and equipment and capitalized computer software costs. This is due to the investment being made in this segment with the hosted email and VoIP solutions.

•	Technology Solutions Segment assets increased primarily from an increase in accounts receivable, income tax receivable and inventory.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Nine months ended September 30, 2011
Net sales and service revenue	$10,184	$866	$29,787	$40,837
Gross profit (loss)	4,172	(890)	4,781	8,063
Segment income (loss)	1,521	(1,838)	1,204	(*	)
Segment assets	9,186	3,100	11,124	23,410

Nine months ended September 30, 2010
Net sales and service revenue	$10,472	$698	$30,121	$41,291
Gross profit (loss)	4,691	(513)	4,219	8,397
Segment income (loss)	2,061	(1,519)	1,053	(*	)
Segment assets	8,302	2,431	7,661	18,394

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Nine Months Ended
	September 30, 2011	September 30, 2010
Segment income (loss):
Financial Management Applications Segment	$1,521	$2,061
Cloud Services Segment	(1,838)	(1,519)
Technology Solutions Segment	1,204	1,053

TOTAL SEGMENT INCOME	887	1,595

Less: merger-related and compliance costs
Stock compensation – non-cash	(22)	(49)
Professional and legal compliance costs	(386)	(385)

OPERATING INCOME Per Consolidated Statements of Operations	$479	$1,161

Interest and Other Income and Expenses

Interest expense decreased for the nine months ended September 30, 2011 by 33%, compared to the same period of 2010. The decrease was due to reduced borrowings on the subordinated debt during the first nine months of 2011 compared to the same period in 2010.

Income Taxes

Income tax expense decreased by $0.5 million, or 119% compared to the first nine months of 2010, to an income tax benefit of $0.1 million in the first nine months of 2011. The decrease was due to the reduced pretax income and a lower effective tax when compared to the prior year.

The effective tax rates for the nine months ended September 30, 2011 and 2010 were approximately -24.0% and 46.2%, respectively. The decrease in the effective tax rate is due to the impact of non-deductible items on a negative pre-tax base for the nine months ended September 30, 2011, coupled with increased deferred tax assets recorded for additional South Carolina Jobs Tax Credits related to an increase in sustained jobs and potential utilization of future credits in connection with the new solutions introduced in the Cloud Services Segment. This shifted income tax expense to a benefit in the current year.

Net Income and Income per Share

Net income decreased in the first nine months of 2011 by $0.1 million, or 18% compared to the same period of 2010, to net income of $0.4 million.

Basic earnings per share decreased from earnings per share of $0.08 for the nine months ended September 30, 2010 to earnings per share of $0.06 for the nine months ended September 30, 2011. The decrease was primarily due to the decrease in net income. Diluted earnings per share decreased from earnings per share of $0.04 for the nine months ended September 30, 2010 to earnings per share of $0.03 for the nine months ended September 30, 2011. The decrease was primarily due to the decrease in net income.

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

Cash Flows

For the nine months ended September 30, 2011, we had a decrease of $1.6 million in cash and cash equivalents generated from $2.1 million used for operating activities and $2.3 million used for investment in property and equipment and capitalized software, partially offset by $2.8 million of cash provided by financing activities. For the nine months ended September 30, 2010, we had no change in cash and cash equivalents. Since the time of the reverse merger in 2005 the Company has operated in most periods without cash and in reliance on a revolving line of credit facility to fund its day to day working capital needs and acquisition activities. The increase in cash used from the prior year was primarily from an increase in accounts receivable and inventory levels, with movement upward in 2011 from lower levels at the end of 2010 and from increased sales and product delivery later in the third quarter, close to the end of the reporting period than in the prior year, which sustained higher second quarter sales and higher collections in the third quarter. Increased capital expenditures for the addition of Hosted VoIP to our Cloud Services offerings also contributed to the increased use.

Cash from Operating Activities

For the nine months ended September 30, 2011, cash used for operating activities totaled $2.1 million compared to cash provided by operating activities of approximately $1.9 million for the same period of 2010. The decrease, $4.0 million, was due to reduced operating income in the first nine months of 2011 compared to that of the prior year and changes in accounts receivable and inventory levels for the reasons previously mentioned.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Increases in the consolidated balance sheet line items for accounts receivable were a result of decreased collections and increased billings through September 30, 2011 as compared to the amounts billed prior to December 31, 2010. The increase in inventories was due to more purchases of interactive classroom products than sales since the year end. Accounts payable increased primarily due to increased business activity as of third quarter end than compared to December 31, 2010. Deferred revenue decreased due to more billings for support agreements being deferred at December 31, 2010 than as of the current period end.

Cash used for Investing Activities

Cash used for investing activities totaled $2.3 million in the first nine months of 2011 compared to $1.9 million in the first nine months of 2010. The increase of $0.4 million was due to increased purchases of property and equipment, mostly for the Hosted VoIP solution in the Cloud Services Segment and increased capitalization of software costs.

On the balance sheet, since year end 2010, capitalized software costs and property and equipment have increased due to the Cloud Services Segment investment and CSI@K12 development. Other intangible assets declined from no increase in other intangible assets with no new acquisitions, offset by ongoing depreciation and amortization. Goodwill also remained flat with no acquisition activity.

Cash from Financing Activities

Cash provided by financing activities totaled $2.8 million in the first nine months of 2011 compared to a small amount of cash provided by financing activities in the first nine months of 2010. In the current year, net borrowings under the line of credit exceeded the scheduled repayments on notes payable, with the borrowings on the line of credit in the current year driven primarily by the changes in operating and investing activities.

On the balance sheet, interest bearing debt was higher than the balance at the end of the year, due to the increase in line of credit borrowings for operations and investing activities.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Three and Nine Month Periods Ended September 30, 2011 and 2010

EBITDA increased $0.1 million, or 7%, to $1.4 million for the three months ended September 30, 2011 compared to the same period in 2010. The increase in EBITDA was primarily due to the increase in operating income compared to the prior year. Adjusted (financing) EBITDA for the quarter ended September 30, 2011 increased by $0.1 million, or 7%, to $1.4 million for the same reason as the change in EBITDA.

EBITDA decreased $0.7 million, or 25%, to $2.2 million for the nine months ended September 30, 2011 compared to the same period in 2010. The decrease in EBITDA was primarily due to the decrease in operating income compared to the prior year. Adjusted (financing) EBITDA for the nine months ended September 30, 2011 decreased by $0.7 million, or 25%, to $2.2 million for the same reason as the change in EBITDA.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Reconciliation of net income per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income per GAAP	$794	$387	$424	$515
Adjustments:
Income tax expense (benefit)	(44)	295	(82)	443
Interest expense, net	49	54	137	201
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	230	211	645	636
Amortization of software development costs	405	387	1,039	1,085

EBITDA	$1,434	$1,334	$2,163	$2,880

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	7	8	22	49

Adjusted (Financing) EBITDA	$1,441	$1,342	$2,185	$2,929

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

Our current credit facilities consist of:

•

$7.8 million revolving line of credit (temporarily increased from $7.0 million), of which $3.2 million was drawn and $4.6 million was available at September 30, 2011, which bears interest at LIBOR plus 2.5% (subject to a 3% floor) and matures July 3, 2013 (the temporary $1.0 million increase will be reduced by $200 annually each January 31, beginning 2011 through 2015 and was provided in consideration of our paydown of $0.9 million on our subordinated notes, with a draw on the line, not impacting our prior ability to access $7.0 million of working capital via the line);

•

$1.1 million equipment note, of which approximately $0.7 million was outstanding at September 30, 2011, which bears interest at LIBOR plus 2.5%, and has a two and one-half year amortization maturing in April 2013; and

•

$2.3 million in subordinated notes to Barron Partners and the five founding shareholders, of which $0.8 million remained outstanding at September 30, 2011, which bear interest at 15% and mature no later than January 1, 2018. The notes are subordinated to our bank lender with whom we have our line of credit.

Auto Fleet Lease Facility

The Company has a $2 million facility under which it leases multiple automobiles under a managed, out-sourced (or “fleet”) program, to support the transportation needs for certain (where cost-effective) sales and delivery efforts. The automobile leases are accounted for as operating leases and lease payments and all other expenses related to these transportation needs are expensed as incurred, just as they would be without the program. Additionally, the program manages the commitment to adding vehicles and exiting of commitments for vehicles when replaced or disposed of, with minimal cost. The Company utilizes the fleet lease program to avoid the administrative costs it would incur if it were to manage such an activity in house. Without the advantage of sharing overhead costs necessary for the management of such a program with others and through economies of scale, such as an outsourced provider can achieve, management would not achieve sufficient savings to administer such a program and would simply choose to incur all related costs as a mileage reimbursement to the employees for use of their personal vehicles. Management believes it would not be cost effective to purchase the vehicles through any type of capital funding, and incur the costs to internally manage and dispose of the vehicles. In addition to the increased costs of internal administration, the disposal costs would likely be greater than incurred under the fleet management program, since the Company is not in the used vehicle market. Accordingly, the Company considers the leasing arrangement an administrative tool, and not a significant source of capital. The program consists of mid-sized, standard vehicles traditionally used for sales activities with a reasonable step up in vehicle model for key managers. Individuals pay a portion of the costs for personal use, with an increased payment by managers. Vehicles are only provided for those who travel sufficient miles for the company to experience savings over traditional per mile reimbursement if driving a personal car, sufficient to justify their inclusion in the car program. We do not provide luxury vehicles for any members of management, and neither the CEO nor CFO are provided cars as they do not currently drive sufficient mileage to justify one. The auto fleet leases are discussed under Note 7 to our unaudited consolidated financial statements for the period ended September 30, 2011.

Factors Affecting Capital Needs and Resources

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	our operating cash flow;

•	$4.6 million available to our operations at September 30, 2011 under our $7.8 million line of credit;

•	the anticipated level of capital expenditures for 2011 of $1.6 million ($0.8 million expended through September 30, 2011);

•	capitalized software development costs of approximately $1.9 million;

•	estimated purchase commitments with suppliers;

•	our scheduled debt service on senior term borrowings;

•	repayment of our subordinated notes; and

•	potential future acquisitions.

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

While we have drawn on our line significantly and paid it down from time to time, we cannot guarantee that cash flow from operations will be sufficient to repay our line of credit facility at the time it is due and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Our bank line of credit currently is due to expire in July 2013. Although management currently believes that our existing lender will agree to a future renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. We cannot guarantee that operations will generate sufficient results to meet leverage ratios to support necessary borrowings or procure new financing. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

On September 21, 2011, the Company entered into a modification of the line of credit facility, extending the maturity date from June 30, 2012 to July 3, 2013. Previously, on June 25, 2010 the Company entered into a modification of the line of credit facility temporarily increasing the line of credit from $7.0 million to $8.0 million and this increase will be reduced annually by $200 beginning January 31, 2011 until the balance reaches $7.0 million on January 31, 2015. The increase in the bank’s revolving line of credit from $7.0 million to $8.0 million was for the purpose of accommodating a capital need to fund the June 2010 payments of $875, paid on and as agreed in an extension of, the Subordinated Notes (discussed below), while deferring any immediate impact on working capital line availability.

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

Capital Expenditures and Software Development Costs

We currently anticipate that our capital needs for 2011 will principally consist of $1.9 million for software development and $1.6 million capital expenditures. The increase in capital expenditures is anticipated in connection with a growth in revenues for Hosted VoIP and the infrastructure needed to support such growth. This need could be significantly higher or lower dependent on the actual growth achieved in this new product area and should relate directly to revenues and profitability for this solution area. Unlike our past investments in capital expenditures, which have been primarily small to support internal administrative and customer support needs, this investment will be more directly linked to the number of customers we onboard to use this solution. We generally fund equipment purchases through our line of credit but periodically finance or refinance such purchases over a longer period, typically around three years to coincide with the longer-term nature of the relationships with customers and return on investment timeline under such solutions.

For the nine months ended September 30, 2011, we have capitalized approximately $1.4 million of software development costs and $0.8 million in capital expenditures. We plan to fund remaining 2011 needs for these items through cash flow from operations and draws under our bank line of credit or longer term borrowings such as our equipment note. The Company also considers leasing of capital equipment as a financing option, to the extent terms are reasonable in comparison to other financing options, and particularly where there may be a benefit related to the costs of administration of the equipment, particularly with regard to its disposal. The Company currently leases a number of vehicles for the sales people and engineers who are on the road due to the cost-effective nature of the program in comparison to the costs of paying standard mileage rates for a high level of travel, and considering the low cost of outsourced administration through the program. Under our agreements for borrowings with our bank we are required to obtain and have obtained permission to enter into leasing programs, particularly as the terms have been beneficial to our operations. We anticipate, but cannot guarantee our bank will continue to support our entering into additional leasing facilities, particularly when the terms are favorable and purposes effectively support our operations.

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

Subordinated Promissory Notes

At September 30, 2011, subordinated promissory notes payable to shareholders totaled approximately $0.8 million. On June 25, 2010, we entered into an extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

•

the Company agreed to make, within five days of the date of approval of the Extension, principal payments on the notes totaling $875, $438 in the case of the Subordinated Note held by Barron Partners LP (“Barron”) and $88 each in the case of the other five note holders. These payments were made on June 29, 2010;

•

the maturity date of each Subordinated Note was extended from August 30, 2009 until no later than January 1, 2018, on which date all principal and accrued interest will be due and payable in full, if not earlier paid;

•

the Company, beginning October 1, 2010, will make quarterly payments on the Subordinated Notes of principal and accrued interest in the amount of $50 in the aggregate to be applied pro-rata among the note holders, $25 on the Barron Subordinated Note and $5 each on the other Subordinated Notes;

•

the Company expressed its intention to consider subsequent to each fiscal year end during the term of the Subordinated Notes whether it can make principal payments in addition to those expressly set forth in the Extension. Any such determination by the management and board of directors of the Company is in their sole discretion, and shall be based on factors they deem relevant, including but not limited to the financial performance of the Company during such fiscal year;

•	at the discretion of management and the board of directors of the Company, the remaining balance on the Subordinated Notes can be repaid in full at any time without penalty;

•	the Subordinated Notes are no longer in default, and each note holder waived any existing or past default based upon the Company failing to make any payment of interest or principal when due;

•	despite the Subordinated Notes not being in default, they will continue to bear interest at the Default Rate of 15% until repaid; and

•	except as modified by the Extension, all other terms and conditions of the Subordinated Notes were confirmed and shall remain in full force and effect.

The Subordinated Notes were issued on February 11, 2005 as a part of our reverse merger and recapitalization. The Subordinated Notes are unsecured and are subordinated to the Company’s senior debt, including its revolving credit and term debt with its bank lender. The original principal of all of the Subordinated Notes aggregated $3,750. The Company has paid interest at the default rate of 15% per annum since the original maturity date of May 9, 2006, when the Company, with the support of its management, board of directors and the Bank elected to defer the payment and pay the default interest rate to use the funds to support working capital needs and investments in acquisitions. The Subordinated Notes were extended several times, the latest being pursuant to the September 21, 2011 Extension, described above.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective for the reporting period ended September 30, 2011, such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with RBC Bank (USA) is a facility under which we may borrow, repay and then re-borrow. Advances and repayments occur daily under the credit facility, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through November 7, 2011. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through September 19, 2011, was previously disclosed in our Form 8-K filed with the Commission on September 23, 2011.

Date	Loan Balance
September 26, 2011	$2,782,000
October 6, 2011	3,749,000
October 13, 2011	3,651,000
October 20, 2011	4,098,000
October 27, 2011	3,742,000
November 1, 2011	3,304,000
November 7, 2011	4,080,000

Item 6. Exhibits.

Exhibit Number	Description

10.1	Modification Agreement between the Company and RBC Bank (USA) dated September 21, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 23, 2011).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: November 14, 2011	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Modification Agreement between the Company and RBC Bank (USA) dated September 21, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 23, 2011).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

.