Form 10-K
period 2011-12-31
Computer Software Innovations, Inc.
filed 2012-03-28
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,563,502

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 20, 2012
Common Stock, $0.001 par value per share	6,584,191 shares

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2012 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

PART I

Item 1.	Business

(Amounts in thousands, except where specifically stated)

A.	Description of Business

Unless the context requires otherwise, “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the combined business of Computer Software Innovations, Inc., a Delaware corporation, which also operates under the DBA (doing business as) CSI Technology Outfitters, and its subsidiary, CSI Technology Resources, Inc., a South Carolina corporation.

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

Financial Management Applications Segment

Our initial internally developed software product was developed for financial management of public sector entities, primarily local government and kindergarten through grade 12 (“K-12”) educational organizations. The largest portion of our revenues is derived from the K-12 education market space, with local government also being a fast growing portion of this segment. We may pursue other markets but currently they are not a substantial focus.

Our internally developed software efforts have grown to consist primarily of four product groups. Only one is accounted for in the Financial Management Applications Segment: fund accounting based financial management software. The other three are accounted for in the Cloud Services Segment.

Our initial and primary software product, fund accounting based financial management software, was developed for those entities that track expenditures and investments by “fund,” or by source and purpose of the funding. Our fund accounting software is used primarily by public sector and not-for-profit entities. In the initial state of our focus, South Carolina, more than 80%, and in that of an acquired operation, Alabama, more than 90% of the K-12 school districts run our fund accounting software products. We also have a significant presence in the local government market space in these two states. In addition we have implementations in school districts or local government entities in six other states in the southeast: North Carolina, Georgia, Louisiana, Mississippi, Tennessee and Florida. We are looking to expand our financial management solutions to a national level, which will include accommodating expanded local and state reporting requirements.

Results of operations related to our financial management based solutions are reported through our Financial Management Applications Segment.

Cloud Services Segment

The three internally-developed, primarily software-driven solutions accounted for in the Cloud Services Segment are:

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

In August 2009, we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted or Cloud email solution. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views. These solutions were made available beginning in the second quarter of 2010.

In August 2010, we began the enhancement of our CSI@K12 communications and collaboration solutions with the addition of a hosted virtual Private Branch (or entity level) Exchange (PBX) systems services for Voice calls over Internet Protocol (“VoIP”). This is a solution whereby voice calls are communicated from internet protocol based phones and other end user devices over the internet to telecommunications infrastructure equipment at an off premise hosting location where they are linked to the switched (traditional) telecommunications networks (“Hosted VoIP”). The Internet or “World Wide Web” is also referred to as the “Cloud,” generally when in the context of the medium through which off premise hosted hardware and software are accessed. Hosted (i.e., off customer premise) infrastructure used by customers by connecting to the hosted infrastructure through the Cloud (such as with our Hosted VoIP solution) is also referred to as a “Cloud Solution” and sometimes also referred to in the abbreviated form as the “Cloud.” Cloud solutions, including our Hosted VoIP solution, allow customers to purchase telecommunications switching and other hardware and/or software based solutions as a service, a rent/lease-type, recurring payments model for use of the equipment and software, rather than having to commit to the capital investment required for the purchase of on premise hardware or software. Cloud solutions allow customers to share, at some level, the cost of infrastructure with other customers who also subscribe to the same hosted or Cloud solutions, while often gaining the advantage of having access to more feature functionality available in a larger shared-solution environment than they might be able to afford purchasing on their own.

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

Due to the focus of our software products on the K-12 Education market space, our revenues from our technology solutions are derived primarily from the K-12 education market space with local government and higher education markets also contributing. The software products with a high level of penetration on the K-12 market space, coupled with our 21st Century Connected Classroom has been a significant factor in maintaining the K-12 education market space as our largest revenue contributor.

Public Organization, Contact and Trading Information

Our operations are those of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation organized in 1990 (“CSI – South Carolina”). The history of CSI – South Carolina is described in “ – C. History and Restructuring of CSI – South Carolina.” Our current business operations are described in “ – B. Overview” and elsewhere in this “Item 1. Business.”

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

We are a company focused primarily on the education and local government market spaces. The majority of our revenues are derived from this market space and we generally focus on products that may be utilized in, directed toward or targeted to this market space.

We develop software applications and provide hardware-based technology solutions. We monitor our business as three segments: the Financial Management Applications Segment, the Cloud Services Segment and the Technology Solutions Segment. However, we take advantage of cross-selling and integration opportunities among the segments as they arise.

Typically, in the general marketplace, sales of software and related services generate significantly higher margins than sales of hardware. Because revenues in our Financial Management Applications Segment are from sales and support of proprietary software products (also referred to as “software and related services”) and are coupled with a relatively small volume of sales of hardware-based solutions necessary to run the products, our Financial Management Applications Segment produces higher margins than our Technology Solutions Segment. Conversely, revenues in our Technology Solutions Segment are primarily from sale of hardware-based solutions, and a relatively smaller amount of revenues from integration services (also referred to as “hardware sales and related services”). Accordingly, our Technology Solutions Segment produces lower margins than our Financial Management Applications Segment. Our Cloud Services Segment is a relatively new venture into Cloud technologies. We anticipate that the margins in the Cloud Services Segment, as it matures, will be somewhere between those of our other two segments, since Cloud Services incorporates both software and hardware based solutions sold as a service. The hardware is used to host the solutions in the “Cloud” (or in a central location accessed by customers through the internet). In the interim, the margins are not indicative of a mature business line, but are lower, which is reflective of those typically experienced in startup operations.

By strategically combining our fund accounting software with our ability to integrate computer and other hardware and Cloud based solutions, we have been successful in providing a variety of technological solutions to over 700 clients located in South Carolina, North Carolina, Georgia, Alabama, Louisiana, Mississippi, Tennessee, and Florida. As a result of our acquisition of Version3, we also have a handful of clients in other states and internationally (Canada and the United Kingdom). We are pursuing a national presence with a primary initial focus on the southeastern region of the United States. The addition of the Cloud Segment (via the Version3 acquisition) has resulted in our expansion into an additional twenty-one states for some level of presence in a total of 29 of the 50 states in the United States.

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

More detailed information concerning the modules noted above and additional specialty modules is presented in “ – F. Product and Services.”

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

Standards-Based Lesson Planning Software

“Curriculator,” our Standards-Based Lesson Planning Software, is designed to allow teachers to create lesson plans that tie to a state’s curriculum standards. The software also allows curriculum directors to create curriculum “maps” or guides as to what lesson content is expected to be taught and when. Lesson plans may then be reviewed by school administrators and reports generated to determine if standards have been met or instructors are meeting guide expectations. The product provides a relatively new, more structured approach to lesson planning by teachers and the ability for administrators to review, monitor and support instruction. The product is currently not a significant revenue generator. While we believe there is a need for the software, the adoption rate is slow as teachers and administrators must adapt to a greater use of technology within the lesson planning process, which has traditionally been a significantly manual process with little automation. Lesson plan development must be moved from pen and paper to computer input. As a result, our focus on this product is limited and we are unsure if or when curriculator will become a significant revenue generator. Additional information concerning the Standards-Based Lesson Planning Software is presented in “ – F. Product and Services.”

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

Cloud-Based Communications and Collaboration Solutions

Hosted Email

Our CSI@K12, Cloud-based communication and collaboration solution, based on Microsoft’s Live@edu hosted email solution, is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools including class sites, and social media tools, delivered in a browser and native Microsoft Outlook access and views. We began delivering this solution in the second quarter of 2010. In 2010 we delivered about a half dozen email solutions and in 2011 that number exceeded more than a dozen, more than doubling our client base for this new product within two years and taking our presence into several new states.

Hosted VoIP

Through CSI@K12, CSI also provides hosted virtual Private Branch (or entity level) Exchange (“PBX”) systems services for Voice calls over Internet Protocol (“VoIP”). This is a solution whereby voice calls are communicated from internet protocol based phones and other end user devices over the internet to telecommunications infrastructure equipment at an off premise hosting location where they are linked to the switched (traditional) telecommunications networks (“Hosted VoIP”). Cloud solutions, including our Hosted VoIP solution, allow customers to purchase telecommunications switching and other hardware and/or software based solutions as a service rather than having to commit to the capital investment required for the purchase of on premise hardware or software. Cloud solutions allow customers to share, at some level, the cost of infrastructure with other customers who also subscribe to the same hosted or Cloud solutions. Our Cloud based solutions do require some hardware. However, unlike our other Technology Solutions reported through our Technology Solutions Segment, our Cloud based solutions generally are driven by greater software investments in our own or integrated third-party products and placed in service in CSI or CSI contracted hosting sites. By contrast, our Technology

Solutions Segment reporting includes primarily hardware-based solutions which are purchased by customers and placed on premise or hosted at customer or third-party owned or contracted sites, and not integrated with our own hosted solutions. We believe margins on solutions provided through the Cloud Services Segment, once mature, will generally be higher than (may approach up to twice) those provided by solutions offered through the Technology Solutions Segment. We believe Cloud Services margins will approach but will be less than those in our Financial Management Applications Segment.

These solutions are just now beginning to be sold and were not a significant revenue generator in 2010. However, as hosted solutions, email and VoIP offerings are eligible for the first priority (“priority one”) level of funding under E-Rate, a government program providing funding for telecommunications, internet access and internal connections for schools that have a high free and reduced lunch rate count. We believe eligibility for priority one funding coupled with the need for the functionality the product delivers will create revenue growth opportunities in future years. Under the typical E-Rate cycle, customers submit requests for funding in the spring and receive funding, when approved, in the fall. Accordingly, as these products have just recently been introduced into the E-Rate cycle, it was the fall of 2011 before we saw significant revenues, with the addition of our first three customers running our Hosted VoIP solutions. It will likely be the fall of 2012 before significant momentum is gained for these offerings.

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

We have combined many of these products and services into an integrated offering, our 21st Century Connected Classroom. This has been a significant factor in substantially increasing our revenues in the Technology Solutions Segment over the last several years. More detailed information concerning the technologies provided by our Technology Solutions Segment is presented in “ – F. Product and Services.”

Segment Information

Our business efforts are focused on the three key operating segments: Financial Management Applications, Cloud Services and Technology Solutions. Prior to the year ended 2010, we reported our operations in two segments: the Software Applications Segment and the Technology Solutions Segment. In the process of its budgeting cycle for 2011, management elected to give more weight to the separation of the Cloud Services offerings due to, among other things, the recent introduction of additional offerings in this group and the amount of investment being made to support them. As a result of this change in focus, we elected, as of December 21, 2010, to report our year-end numbers with the additional breakout of our former Software Applications Segment into the separate Financial Applications and Cloud Services Segments, increasing the number of segments reported from two to three. For more information on our business segments, see Note 14 to our audited consolidated financial statements for the year ended December 31, 2011.

The chart below shows revenues, gross profit (loss) and gross margin by business segment for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues
Financial Management Applications Segment	$13,689	$13,652
Cloud Services Segment	1,176	954
Technology Solutions Segment	40,187	38,067

Revenues	$55,052	$52,673

Gross Profit (Loss)
Financial Management Applications Segment	$5,355	$5,929
Cloud Services Segment	(1,269)	(622)
Technology Solutions Segment	6,622	5,428

Gross Profit	$10,708	$10,735

Gross Margin
Financial Management Applications Segment	39.1%	43.4%
Cloud Services Segment	-107.9%	-65.2%
Technology Solutions Segment	16.5%	14.3%
Gross Margin	19.5%	20.4%

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

On February 10, 2005, CSI – South Carolina and VerticalBuyer, Inc. (“VerticalBuyer”), its then 77% owned subsidiary and an inactive “shell” company (or one which had previously discontinued all prior operations), entered into an Agreement and Plan of Merger. The agreement provided that CSI – South Carolina would merge into VerticalBuyer, with VerticalBuyer being the surviving corporate legal entity. As a result, CSI – South Carolina became a publicly held company reporting to the SEC. Also on February 10, 2005, CSI – South Carolina and Barron Partners LP (“Barron”) entered into definitive agreements for a preferred stock investment in the Company following its merger with CSI – South Carolina. The merger and transactions with Barron were consummated February 11, 2005.

In the merger, CSI-South Carolina merged into VerticalBuyer, with VerticalBuyer continuing as the surviving corporation for legal entity purposes. Subsequently, VerticalBuyer changed its name to “Computer Software Innovations, Inc.” When an operating company merges into a public shell company (referred to as a “Reverse Merger”), the accounting for the transaction is such that the shell company’s prior years’ historical results are reported as if they were those of the operating company to the Reverse Merger. Accordingly, the most important brand to carry forward is that of the operating entity. In the merger transaction, the former stockholders of CSI – South Carolina received, in exchange for their shares of CSI – South Carolina common stock, two sets of notes totaling $3,625 and $1,875, respectively, and 2,527 shares of common stock. Such consideration was in addition to a premerger dividend by CSI – South Carolina to the five shareholders. The set of notes totaling $3,625 was repaid to the former CSI – South Carolina shareholders immediately following the merger from the proceeds of the preferred stock and the $1,875 subordinated note issued to Barron. Subordinated notes payable to the former shareholders of CSI – South Carolina totaling $1,875 remained outstanding following the merger. Amounts outstanding under both the Barron and former shareholders of CSI notes totaled $763 as of December 31, 2011. The shares of common stock of VerticalBuyer previously held by CSI-South Carolina, representing approximately 77% of VericalBuyer’s issued outstanding capital stock, were canceled in the merger. The remaining stockholders of VerticalBuyer retained their existing shares, subject to a 40 to 1 reverse stock split.

Pursuant to a Preferred Stock Purchase Agreement with Barron, immediately following the consummation of the merger we issued to Barron 7,218 shares of our newly created Series A Convertible Preferred Stock in exchange for the payment of $5,042. Barron also loaned the merged company an additional $1,875, in the form of a subordinated note on the same terms as the subordinated notes payable to the former CSI – South Carolina shareholders. As of December 31, 2011, there was $382 outstanding under the Barron portion of the subordinated notes. Barron was also issued two warrants to purchase in the aggregate 7,218 shares of common stock. The preferred stock is initially convertible into common stock on a one-for-one basis. The original exercise prices of the warrants were $1.3972 and $2.0958 per share. On December 29, 2006, the Company entered into an agreement with Barron to divide, amend and restate the warrants. In particular, a portion of such warrants were reduced in price. Over the life of the warrants, Barron exercised the warrants to the extent of 1,054 common shares. The remaining warrants expired on February 10, 2010.

The conversion of the preferred stock is, and the exercise of the warrants was, subject to restrictions on ownership that limit Barron’s beneficial ownership of our common stock. Barron is generally prohibited from converting preferred stock to common stock and was prohibited from exercising warrants in an amount that would cause it to beneficially own greater than 4.9% of our common stock at the time of exercise. This prohibition was in place as Barron did not wish or intend to be deemed an “affiliate” or “control person” under federal securities laws. Pursuant to the terms of the Certificate of Designation governing the preferred stock, and the terms of the warrants, the ownership cap may not be amended or waived without the approval of the common stockholders of the Company, excluding for such vote all shares held by the holders of preferred stock and warrants (including Barron) and any directors, officers or other affiliates of the Company.

In conjunction with the Preferred Stock Purchase Agreement, the Company also entered into a Registration Rights Agreement with Barron, whereby we agreed to register the shares of the common stock underlying the preferred stock and warrants to be sold to Barron. The registration rights agreement generally required us to keep a registration statement effective for the resale of Barron’s securities for thirty-six months or until such time as the securities were sold or became unrestricted. Our obligation to maintain an effective registration statement expired with the expiration of the warrants.

D.	Subsidiaries

Our consolidated financial statements continue to include CSI Technology Resources, Inc. as a wholly-owned subsidiary. However, this subsidiary no longer has any significant operations or separate accounting. Its former operations are now accounted for within CSI, except that CSI Technology Resources, Inc. is still named in certain contracts. At a future date, but no later than 90 days from the execution of CSI’s most recent credit agreement with its bank, under such agreement, these contracts will be transferred to the parent and the subsidiary deactivated, subject to a review of any tax and legal consequences. As the Company files a consolidated tax return and has been accounting for all activities through CSI, there should be no financial or tax implications related to the formal procedures which will be undertaken to deactivate the subsidiary.

We have no other subsidiaries.

E.	Our Niche in the Governmental and Educational Technology Market

There are approximately three thousand one-hundred counties (according to the U.S. Dept. of Census), thirty-six thousand cities and towns (according to the National League of Cities) and more than fourteen thousand school districts (according to the National Center for Education Statistics) in the United States. Each of these organizations is a potential candidate for an integrated financial management system as well as for various technology services and products. Since many local governments and an increasing number of school districts are moving toward outsourcing of many information technology services, even more opportunities are available for our services. In 2011, the sale of software, hardware and services to education and local government entities represented approximately 84% and 12% of our total revenues, respectively. Sales to non-educational, non-governmental organizations accounted for approximately 4% of our total sales.

Our customer base is discussed in more detail under “ – K. Customers” below.

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

Our most recent proprietary fund accounting system, SmartFusion, is written in Microsoft’s .Net (pronounced “dot-net”) and SQL (pronounced “sequel” and standing for Structured Query Language) database technologies. This version provides improved performance, scalability, more flexible data access, and native data tagging (XML or Extensible Mark-up Language allowing for numbers and certain data to be “tagged” with names designating what they represent, such as tagging the value for net income in the current year with a tag name such as “Net Income, Current Year” so data systems can pull that data out of web forms) web support. SQL and .Net have become the industry standards for software development, and XML has become an industry standard for data tagging and retrieval. We have completed the conversion of our core accounting and human resource modules to the SmartFusion platform and are now installing this solution for most new installations as well as upgrading our existing customers using our prior CSI Accounting +Plus solution to this latest version. We completed substantially all of the specialized municipal applications, such as Utility Billing and Business License, in 2011, at which point SmartFusion is being installed in new accounts.

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

In 2007, CSI acquired the fund accounting software of McAleer Computer Associates, Inc. (“McAleer” or “CSI-Mobile”), targeted at the K-12 education market space. In 2008, CSI acquired the fund accounting software of ICS Systems, Inc. (“ICS” or “CSI-Greensboro”), targeted at the local government market space. Neither of these products are available in Microsoft .Net and SQL versions. Both products include modules similar to those included in SmartFusion (as discussed above). These acquired products continue to be marketed, sold and supported in areas surrounding their installed client base. The goal is to merge the functionality of these acquired products into a single SmartFusion product offering over time.

Our financial management applications segment accounted for 25% of our revenues in 2011 and 26% of revenues in 2010.

Cloud Services Segment

Standards Based Lesson Planner

Our Standards Based Lesson Planning software, “curriculator,” is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. The system also supports curriculum maps to allow a district to assure key learning objectives are met consistently within the lessons planned. These lesson plans may then be reviewed by school administrators and a report generated to determine the standards that have been met or need to be met. This is particularly important as school systems develop higher accountability standards. In addition, the federal legislation of the “No Child Left Behind Act” has focused greater attention on schools’ adequate yearly progress (“AYP”), and meeting curriculum standards is an important component of these measurements. Standards based lesson planning software allows a school to document its compliance with the curriculum standards as a component of its compliance with the “No Child Left Behind Act” legislation.

We continue to add functionality to the product based on feedback from current user groups. As with all our proprietary software solutions, costs related to identifying such functionality and their technological feasibility are expensed while costs related to programming of known technologically feasible improvements are capitalized.

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

•

CSI@K12 is a K-12 communication and collaboration platform in partnership with Microsoft. Instructional Communications Management (“ICM”) is a complementary technology for describing and integrating all the different modes of communication that participate in educational dialogues. Not just email from the teacher, ICM involves all facets of communication between educators, learners and other supporting players (parents, tutors, community, etc.). CSI@K12 is the enterprise class solution that imbeds Microsoft’s award-winning Live@Edu (hosted email), satisfies K-12 compliance and security requirements, and is E-Rate fundable. CSI@K12 provides an integrated portal experience for users, providing email, homework and class tasks, network file access, and a rich set of collaboration tools including class sites and social media tools, delivered in a browser and native Outlook access and views. CSI@K12 provides the core tools necessary for the efficient management of rules and policies necessary to meet regulatory requirements for the implementation and use in a K-12 environment.

•

CSI@K12 also includes Hosted VoIP technologies whereby a customer may access telecommunications switching services across the internet from a VoIP based phone without the need for on-premise switching equipment. This allows cost savings by sharing equipment and infrastructure to provide such services in the Cloud. CSI plans to enhance these services with additional feature functionality including tighter integration with its other communications related service offerings, particularly the delivery of voice messages and other content from the Hosted VoIP solutions to the Hosted Email solutions and other seamless functionality delivered as an integrated Cloud-based solution.

Certain of this segment’s products are established nationally, with a few international installations. The products are easily scalable to an expanded geographic region beyond the eight-state footprint of our Financial Management applications and our core geographic presence with our technology solutions and provide a broader launching point for these and other CSI solutions. We anticipate this will strengthen our efforts to increase our presence on a national scale. Through the end of 2011, the addition of our Cloud solutions had bolstered a product presence, in some form or fashion, to a total of 29 of the 50 states.

Technology Solutions Segment

Our Technology Solutions Segment provides solutions to more than two hundred educational and local governmental organizations primarily in South Carolina, North Carolina, Georgia and Alabama. This segment provides professional network integration services as well as network computing solutions to our customers. We strive to deliver high-quality hardware, software and related professional services to help our customers plan, acquire, implement, manage and upgrade their organizations’ information systems.

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

We have established associations with some of the largest vendors in the industry, and with others whom we believe offer innovative products. We believe that strong industry relationships will further enhance our competitive position. We have developed and maintain the following major vendor relationships:

•

Our focus on the K-12 sector has led to our developing relationships with vendors who specialize in technologies for the classroom. Promethean Collaborative Classroom Solutions offer what we consider to be the industry-leading solution for transforming the classroom into an interactive learning environment. Using Promethean’s ActivBoards, students are able to use a stylus on a special electronic white board to interact with computer projected images. The computer reacts to the stylus activity and projects the results. Although there are other competitive products in the marketplace, by having a focused sales arrangement in three states (except for certain distributor and a limited number of other reseller relationships) to market an industry-leading solution in North Carolina, South Carolina and southern Alabama, we believe we are better able to maintain gross margins than would otherwise be possible. In addition to selling the ActivBoards, we offer installation services, end user training and market complementary products (e.g., projectors, PC Tablets, audio amplification systems) to be used with the boards for the collaborative classroom. Our classroom solutions continue to be a primary, substantial revenue generator, although reducing in volume as we have substantially increased our penetration into our limited authorized sales footprint of only a few states, leaving an ever diminishing number of opportunities for new sales. However, there is some potential for increases from technology refresh opportunities driven by technology improvements.

These solutions generated approximately 26% of sales in 2011 and 30% in 2010.

•

Significant focuses in the Technology Solutions Segment include IP (internet protocol) telephony, wireless, system security and routing/switching. We have a strategic relationship with Cisco Systems, Inc. (“Cisco”), a worldwide leader in networking for the Internet and technology innovation, whereby Cisco provides the hardware necessary to implement these systems. We purchase the majority of our Cisco equipment through Ingram Micro. Ingram Micro is a multi-national distributor of technology hardware. Although we are an indirect reseller of Cisco products, we periodically work closely with Cisco representatives, particularly on large sales. This relationship occasionally produces customer leads and referrals. We also encourage our employees to pursue Cisco technical certifications as such certifications, as well as the achievement of certain sales volumes of Cisco products, can make us eligible for incentives periodically offered by Cisco. We also participate in state contract pricing frameworks that Cisco has established with public entities. Purchases from Ingram Micro are made on an individual purchase order basis. We have no formal agreements with Ingram Micro. We also provide infrastructure solutions which incorporate other vendors’ technologies. Our infrastructure solutions revenues accounted for 29% of sales in 2011 and 22% in 2010, an increasing trend we anticipate may continue and which has outstripped and mitigated the decline in collaborative classroom solutions sales.

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

Our relationship with Promethean is established through a reseller agreement, under which we are able to sell interactive whiteboard products on an focused basis (except for certain distributor and a limited number of other reseller relationships ) in South Carolina, North Carolina and southern Alabama.

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

G.	Strategy – Market Penetration and Geographic Expansion Through Organic Growth and Acquisitions

General

Our strategy is to grow our business through a combination of organic growth of our software applications and technology solutions, as well as expansion through acquisitions, both within our existing geographic reach and through geographic expansion. We have pursued a national presence with a primary, initial focus on the southeastern region of the United States for our financial applications and technology solutions, while our Cloud services has resulted in a quick shift to a targeted effort toward expansion in all states with its product group.

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

Cloud Services Segment Strategy

Standards-Based Lesson Planning Software

Addressing “No Child Left Behind Act” requirements and meeting state curriculum standards are issues for educators in every state. We use sales calls, our web presence, attendance at educational trade shows and direct mail campaigns to introduce and sell our lesson planning software with initial efforts focused on the southeastern states. This product provides a relatively new, more structured approach to lesson planning, including the ability to manage the consistency of lesson plans in relation to curriculum use objectives and state standards for improved learning. Typically lesson plans have not been maintained in a computer-based system where they can more easily be reviewed, commented on and otherwise managed. However, the adoption rate and sales cycle has been slow as teachers and superintendents must adapt to a greater use of technology and a more structured approach within the lesson planning process. Accordingly, the product is in several K-12 schools, including some specifically focused on improving their test scores, but is not currently a significant revenue driver. We have limited our commitment to resources for marketing and selling this product line until we see the adoption rate and close cycle improve with the increased use of computers in the classroom instructional environment.

Version3 – Identity and Access Management and Cloud-Based Communications and Collaboration Solutions

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

Financial Management Applications and Cloud Services Segment

While the solutions, discussed in more detail under “-F. Products and Services” above, could be directed toward various verticals, we are focusing our efforts on the K-12 and higher education market. CSI’s existing customer base includes school districts throughout the Southeast and our existing sales teams are now marketing the Version3 solutions to these clients. We have also used telesales efforts. As opportunities are uncovered, we are able to provide webinars to overview the solutions and then provide in-depth demonstrations. The ability to sell the solutions without having to have “feet on the street” in various geographies allows us to sell throughout the United States as well as having a few installations internationally. In addition to our own sales efforts, we also resell the product on a limited basis through distribution to and through other business partners, such as Dell, and directly with the assistance of commission-based referring partners. Product availability is also communicated on a limited basis by Microsoft, since the Version3 products support the adoption of Microsoft software. Additionally, Version3 has released shareware tools to enhance the ease of administration of the related Microsoft products to promote additional collaboration and innovation and exposure to the Version3 product brands.

Geographic Expansion

We are able to deliver software applications and hosted services, demonstrations and training over the internet and deliver support by internet or phone. Accordingly, for our Cloud Services Segment, which already has a wider penetration than our Financial Management Applications Segment, we plan to expand our geographic reach to a national level more quickly than for our Technology Solutions Segment. Software marketing efforts may include attendance at national trade shows and national telemarketing, direct mail and web advertising. We will continue to consider acquisitions of businesses and products with penetration in other territories as a method of geographic expansion.

Technology Solutions Segment Strategy

Expansion of Offerings

We are continually seeking new hardware offerings to present to our clients. Our spending on research and development is generally not significant, although increasing. As old technologies expire and new technologies emerge, we work to stay a short distance behind the new product curve, adopting primarily those solutions that are proven in the marketplace. As a reseller with internal technical personnel and more than one thousand primarily public sector clients, we are periodically approached by vendors and manufacturers to expand into new territories or represent new or additional products to our existing customer base and, on occasion to other customer verticals. We also pursue the opportunities within our existing verticals. (Historically we have had no significant revenues generated by verticals outside of the education and local government verticals). For example, new product opportunities we evaluate could include additional products in the following market spaces in which we are already engaging: storage solutions, database technologies such as standardized data-tagging (XML or Extensible Mark-up Language) applications for improved data retrieval, internet based audio and video distribution (equipment used to broadcast audio and video communications), metropolitan wireless (city-wide wireless public internet access and city-wide wireless network access by city employees) and additional service capabilities.

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

Geographic Expansion

Generally, our technology offerings require hands-on implementation and support. In order to expand into new geographic territories, we must find qualified personnel in an area to service our business. The need for hands-on implementation and support may also require investment in additional physical offices and other overhead. We believe our approach is conservative. Our strategy is to limit the number of new target areas until they become cash flow positive before expanding into additional ones. Accordingly, we intend to expand the geographic reach of our technology offerings from our primary client locations of South Carolina, North Carolina and Georgia to surrounding states methodically over time. The January 2007 acquisition of McAleer reflects this strategy of geographic expansion. Through McAleer, we gained a presence in five states not previously served by CSI: Alabama, Mississippi, Louisiana, Tennessee and Florida in our Financial Management Applications Segment, and capitalized on that acquisition to expand our technology solutions reach into Alabama, the state where McAleer had the most significant presence. In addition, the August 2008 acquisition of Version3 added some additional installations in other states, Canada and the United Kingdom, further expanding our geographic reach on a more limited basis. With an even easier ability to expand through the products provided with this acquisition, we have capitalized with the talent brought on through the Version3 acquisition to develop additional products focused toward an expanded geographic reach. This has resulted in some level of CSI product or services presence in 29 of the 50 states in the United States market.

We may accelerate expansion if we find complementary businesses in other regions that we are able to acquire. Until such time as we are able to find appropriate acquisitions, our geographic reach for the Technology Solutions Segment is likely to be limited to the southeast for the next several years. Our marketing efforts to expand into new territories has included and will likely include additional telemarketing, attendance at trade shows, and direct mail in addition to personal contact.

H.	Acquisitions

As a part of our strategy for increased market penetration and geographic expansion we look to acquire businesses that support this strategy (discussed in more detail above under “ – G. – Strategy – Market Penetration and Geographic Expansion through Organic Growth and Acquisitions”). Our acquisitions which have moved us beyond our original and continuing headquarters location of Easley, SC (“CSI-Easley”) and their benefits in relation to our strategy are described below.

McAleer Computer Associates, Inc.

In 2007, we purchased McAleer Computer Associates for a purchase price of approximately $4.0 million. We are operating the acquired business as a division of the Company under the name “CSI McAleer Technology Outfitters,” and retain the business location in Mobile, Alabama. We sometimes refer to McAleer as “CSI-Mobile.”

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

Version3, Inc.

In 2008, we consummated the acquisition of Version3. Version3, located in Columbia, South Carolina, was a developer, provider and consultant with respect to solutions that facilitate single sign-on, application access management and provisioning based on Microsoft’s Identity Lifecycle Management, and Microsoft SharePoint deployments. CSI was a reseller of Version3 solutions due to the application of the products to its education market segment. The Version3 acquisition increases our intellectual property ownership and recurring revenues. By joining forces with Version3, we have achieved synergies to expand sales efforts, enhance delivery efficiencies, and allow increased focus on new product development, such as with our Cloud-based communications and collaboration solutions. These solutions are based on Microsoft’s Live@edu hosted exchange and SharePoint environments and enhancements to existing solutions, including our identity and access management software, as well as the expansion into the Hosted VoIP market for our education and local government customer vertical. Our Version3 solutions do not require the level of integration with local or state reporting as do our financial management products. As a result, the Version3 installations have already expanded to a national level with installations in 21 states outside our core eight-state market for our financial management applications and technology solutions. Version3 fits well within our strategy to expand CSI to a national level. Version3 solutions also include a few international implementations.

I.	Sales, Marketing and Distribution

We market our products and services through direct sales throughout North Carolina, South Carolina, Georgia, Alabama, Mississippi, Louisiana, Tennessee and Florida. We have been expanding our direct sales team to cover the larger southeastern United States region. We also call on areas outside this region as opportunities present themselves particularly with the Cloud Services segment.

We have approximately fifty persons focused on sales and marketing, including a Senior Vice-President of Strategic Relationships, Senior Vice-Presidents of the Financial Management Applications software and Cloud Services divisions, and a Senior Vice-President of Business Development, and fourteen employees on our inside sales and marketing staff. In line with our expansion plans described above under “ – G. Strategy – Market Penetration and Geographic Expansion Through Organic Growth and Acquisitions,” we plan to expand both of these teams further as we expand our geographic presence. Other employees are involved in selling on a daily basis. Engineers and trainers have excellent opportunities to sell additional products and services to clients while delivering services.

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

Our relationship with Promethean is established through a reseller agreement, under which we are able to sell interactive whiteboard products on a focused basis in three states, South Carolina, North Carolina and Alabama. The reseller agreement provides us with the ability to sell Promethean products into these markets, as well as additional opportunities to sell our related project management and technical services. Sales of Promethean products and related connected classroom technologies and services represented approximately 26% of sales revenues in 2011 and 30% in 2010.

Relationships with our other vendor partners are generally established through standard reseller agreements, which allow us to resell their products generally on a non-exclusive basis, primarily focused on clients’ technology infrastructure. Other than Promethean, Cisco is the other manufacturer whose products we sell in substantial volumes. Our infrastructure related business represented approximately 29% of our sales revenues in 2011 and 22% in 2010. Such products are generally purchased through the major distributors to the technology solutions market space, such as Ingram Micro. Solutions providing similar functionality are generally available from more than one source as there are several distributors who work with manufacturers to deliver their products to the technology reseller markets. Other than Promethean and Cisco, typically solutions from no single manufacturer account for more than 20% of our revenues in any given year. For more information on our suppliers, see “F. – Products and Services.”

K.	Customers

Our customers are predominantly educational institutions (K-12 and higher education), municipalities, non-profit organizations and other local governments. We sold services and products to more than one thousand customers during 2011. Our top ten customers accounted for 29% of the 2011 gross revenues. Thirty-one customers constituted approximately 50% of the 2011 gross revenues, and two customers each constituted 5% of gross revenues. Due to the nature of the large technology projects we install, it is not unusual for a relatively small number of customers to account for the majority of sales. It is not unusual for customers to have ongoing projects extending across several years.

2011 Revenues by Market Type		2011 Revenues by State
Sector	%	State	%

Public – Education	84%	Alabama	10%
Public – Government	12%	Georgia	11%
Other	4%	North Carolina	26%
		South Carolina	51%
		Other	2%

L.	Competition

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

In the fund accounting software market, there are a handful of national companies and many regional companies that have carved a niche in their region much as CSI has done in the southeast. On a national level these include divisions of Tyler Technologies, particularly MUNIS and INCODE, divisions of Sungard Data Systems, Sungard Bi-Tech and Sungard Pentamation, and the Harris Computer Systems division of Constellation Software, Inc.

The hardware and technology services market tends to have more regional rather than national competitors. In some cases hardware vendors, such as Hewlett Packard, offer engineering services that are in direct competition with our engineering services. On a national level, Pomeroy IT Solutions is the primary competitor in the IT products and services market.

We have been recognized by VAR Business Magazine as one of the top 500 network integration companies in the United States (the VAR Business 500) every year since 2004 through 2011. Additionally, in 2005, we were one of three finalists for the Educational Solution Provider of the Year award also presented by VAR Business Magazine. In 2008 we were named the CRN Magazine Fast Growth Education Specialist. In 2009, we were named on the Everything Channel Fast Growth 100 List and beginning in 2009 to Software Magazine’s Annual Software 500.

There is a disadvantage to this recognition in that we are now highly visible as potential competition for those with whom we compete for business. Virtually all of the companies listed on the VAR Business 500 and Government VAR 100 are competitors or potential competitors of ours. The VAR Business 500 and Government VAR 100 lists include IBM Global Services, EDS, Lockheed Martin IT, Accenture and Computer Sciences, to name a few. Most of the companies are significantly larger than we are with more resources, and some may enter our market space. While we believe we will be able to continue to compete effectively in the future, there is no guarantee we will be able to do so or achieve any future recognition.

As CSI begins to market our products and services nationally, we will continue to compete with the same national companies. We will also face additional regional competitors in the new markets we enter.

A primary strategic advantage of CSI is our combining the sale of our fund accounting software with network integration and hardware sales and services. We believe that providing one-stop shopping with a single point of contact is a material benefit to our clients and that this has been a key factor in our successful penetration of the educational and governmental software and technology markets in South Carolina, North Carolina, Georgia and Alabama. With the trend in outsourcing, particularly to Cloud-hosted solutions we also believe our investment in the Cloud will pay-off through increased customer loyalty and retention and acquisition of new clients focused on this model. Although competitors exist in these markets, we believe very few organizations offer the blend of services and products that is available through CSI. We are expanding into surrounding states with the goal of leveraging this strategic advantage in new areas.

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

Diversification of Products and Service

Our products and services can address the needs of many departments within an educational facility, city or county. We offer a wide variety of services and products, including financial and lesson planning software, workflow management solutions, network integration products and services, specialized classroom technologies, IP telephony and IP surveillance, distance learning technology, wireless solutions, identity life-cycle management and most recently adding email and VoIP cloud-hosted offerings.

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

In 2011, we spent and capitalized $1,950 on software development. In 2010, we spent and capitalized $1,779. Outside of a small portion of our Cloud solutions as a result of our Version3 acquisition, our software development efforts focus primarily on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Our software development efforts have included spending on technological innovation for which the feasibility has been unknown since 2009, as a result of the Version3 acquisition. Software development amounts not related to research and development have been capitalized and accounted for as deferred software development costs and are amortized over the estimated economic life of the related products (generally three to four years).

O.	Government Regulations

Procurement Regulations

We are subject to certain laws, regulations, policies and procedures governing the procurement by local governmental units of goods and services generally. These vary by jurisdiction, and there is a wide variance in the policies and procedures with which we must comply among our clients. For example, some governmental units require that we strictly comply with a request for proposal, some of our projects are subject to bid, and in others, the official handling procurement has considerable discretion. We have integrated compliance with these governmental procurement requirements into our sales process. As a result, the sales cycle associated with our products tends to be complex and lengthy. Factors contributing to the length and complexity of the sales cycle are the potential need to provide written responses to requests for proposals, detailed product functionality reviews and demonstrations, customizing software to meet a particular customer’s needs and the integration of our products and services with third party products.

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

Impact of Regulations on Maintenance of our Software

With respect to our software products, compliance with existing and future and government regulations is a potential cost to CSI. Upon certain changes in law, we are required to review the construction and content of our software to determine what impact, if any, the changes will have on the underlying rules tables in, and the operation of, our software. For example, our fund accounting systems have to be modified as the federal and state governments change reporting requirements. Modifications for Form W-2, Form 1099, various health and retirement reporting and payroll tax table updates are a few examples of the changes that may need to be made. Changes in regulations impacting services and security must also be considered in the development and management processes for products and infrastructure operations and access related to both of our on-premise solutions and those hosted in the Cloud.

If a regulatory change does impact our software, modification will need to be made at a cost and burden to CSI, which modifications can encompass both the software solutions and tools used to monitor and manage our operational activities. In an extreme case, our software may be required to be rewritten entirely. The costs related to these activities may potentially be passed on to customers in the form of product updates and product service agreements, but in certain circumstances the costs may be absorbed by us entirely. For example, if we have a support agreement with a customer for a software product serviced, but no longer sold, by CSI, then our cost for updating the software may not be fully recoverable from the customer, but instead may be limited by the terms of the support agreement.

Federal E-Rate Program

Because we participate in the federal E-Rate Program, we are subject to the rules and regulations of that program. These rules and regulations are continually reviewed and modified and we must stay current with these changes. The risk factor entitled “A significant portion of our revenue stems from sales to schools receiving funding through the E-Rate Program. A loss of such funding could have a material adverse impact on our revenues and financial condition,” contains additional information about the E-Rate program. Approximately 13% and 6% of our 2011 and 2010 revenues, respectively, were generated from the E-Rate program. The Company and its customers compete for federal funds with many other entities and projects. As a result, the revenue we receive from the federal E-Rate Program can be volatile.

P.	Employees

As of December 31, 2011, we had two hundred forty-nine employees. Our relationship with our employees is good. Many employees have worked at CSI for more than five years, some more than ten years. Full-time staff are assigned to the following areas:

Technical/Support Services/Training	87
Software Product Development	40
Engineering Services/Project Management	50
Sales/Sales Support	51
Administration/Finance/Internal Information Technology	21

249

Item 1A.	Risk Factors.

(Amounts in thousands, except where specifically stated)

Risk Factors Relating to Our Company

The current recession has adversely impacted our primary client base – education and local government customers – by reducing their revenues from various taxes. This could negatively impact the ability of such potential clients to purchase the Company’s products. Although increased appropriations for education under the 2009 Recovery Act could offset or even increase the ability of education and local government customers to purchase the Company’s products, much uncertainty surrounds how the funds are being distributed and into what areas they are being used, and how much funding may remain available. Accordingly, we cannot predict what impact, if any, the Recovery Act has had or will continue to have on our financial results.

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

We derive a material portion of our revenue from the sale of software-based or software-enhanced solutions, both on-premise and Cloud hosted. We believe that the use by our customers of our software also gives us a competitive advantage in our providing system integration services, including the sale of hardware, to these customers. To maintain this competitive advantage and assure the continued use and acceptance of our software-based solutions to sustain and increase our recurring revenues from such products, we continually invest in maintenance and enhancements of our existing products and the integration and development of new solutions. If our efforts are not successful, continuous investment in our software-based solutions could have a direct and indirect adverse impact on our revenues and financial performance.

We derive a material amount of our revenue from the sale of our fund accounting software and related services, and we anticipate the continued enhancement in this and new software-based solutions, particularly our Cloud solutions, will improve revenues and provide a return on our investment for the foreseeable future. For the 2011 and 2010 fiscal years, we capitalized $1.2 million and $1.1 million of labor invested in our fund accounting software and $0.7 million and $0.6 million invested in our Cloud solutions. We generally grant non-exclusive licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support. We also provide our software under rental arrangements, including ASP (Application Service Provider or CSI hosted) type models. As a result, our future license, services and maintenance revenue are substantially dependent on sales to new customers. If we do not make appropriate investments in our software-based solutions, both our new product sales revenues and our recurring revenues for support and maintenance could decline, and we could fail to provide a reasonable return on these investments. In addition, if demand for our financial management software declines or the demand we anticipate in our newly-developed Cloud solutions does not increase related revenues, we believe the value recorded for these products would not be realized and it would be necessary to write off a portion or all remaining unamortized investment we capitalized.

We also plan to acquire and have acquired new products and solutions in business acquisitions. Our plans for competitive products purchased have included integration of feature functionality with our existing products in order to effectively support customers brought on with the acquired products. Such integration requires investment in product development. We have to date spent limited time on integration, and plan to increase these efforts over time. We anticipate such investment will provide synergies such as reducing the cost of maintaining multiple products. However, as with our existing products discussed above, the loss of the related investment including the accounting for costs capitalized if our efforts are not successful, could also have a direct and indirect adverse impact on our revenues and financial performance.

Our primary investments in our Cloud Services Segment represent new product introductions for the Company, and are subject to many of the risks of a startup enterprise. This segment has not yet shown a profit. Should we continue to invest in Cloud Services without reaching critical mass and achieving an adequate return, we could have a material adverse impact on our profitability and financial condition.

Our Cloud Services Segment includes our products and services related to: (i) our identity and access management software, (ii) our Cloud-based communication and collaboration solutions, including CSI@K12 and (iii) our standards-based lesson planning software. Although these offerings are focused primarily on the K-12 education market space in which our Financial Management Applications Segment and Technology Solutions Segment play, our Cloud-based communications and collaboration solutions, primarily hosted VoIP and Email offerings, represent offerings that we have previously provided as on-premise solutions with larger or all portions of the offerings consisting of third party components rather than including our own, significantly integrated intellectual property. Offering these services hosted in the Cloud is a new venture for the Company. Although we have expertise and experience in many elements of the offerings provided by Cloud Services, including software and hardware and related value added services, we have a very short history of experience in some elements, such as telecommunications outside internal connections. We now have an established customer base running the products successfully, but continue to develop and invest in additional feature functionality as we look to differentiate the product to achieve the customer gains for critical mass. We invested capital totaling $0.7 million and $0.6 million to establish our Cloud Services platform during 2011 and 2010, respectively. Although we believe Cloud Service operations will be successful and the return on our investment could be significant, we can give you no assurances that this will indeed be the case. For 2011 and 2010, the segment reported revenues of $1.2 million and $954 and operating losses of $(2.5) million and $(2.0) million, respectively. The increase in loss was a result of adding the VoIP component prior to achieving break-even for our previously introduced Email component of our Cloud-based communication and collaboration solutions.

Risks associated with the Cloud Services Segment include: competition from larger, better funded and more experienced competitors; an inability to procure and retain personnel with the requisite expertise, particularly with respect to elements with which the Company is not traditionally familiar; lack of market acceptance of our Cloud-based offerings; failure of the unit to attain a critical mass of customers and sales sufficient to support overhead and achieve profitability, should we not organize sufficient sales force growth and marketing efforts to achieve critical mass; increasing costs to comply with telecommunications and other laws and regulations relating to Cloud Services which are new to us; and the operational and other risks associated with a startup operation. Although we believe the Cloud Services Segment shows the potential to achieve significant returns, our failure to execute on our strategy and make these initiatives successful could have a material adverse effect on our operating results and financial condition.

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

As a result of the relatively low margins associated with the sale of hardware and the new introduction to the market of our Cloud Services Solutions, our Technology Solutions Segment and our Cloud Services Segment produce substantially lower gross margins than our Financial Management Applications segment. Our overall gross margin may be adversely affected if revenues of our Technology Solutions Segment rise as a percentage of total revenues, or our Cloud Services Segment does not achieve sufficient market penetration. In turn, this could result in reduced net income.

For the fiscal years ended December 31, 2011 and 2010, our Financial Management Applications Segment reported gross margins of 39.1% and 43.4%, respectively. In contrast, our Technology Solutions Segment for such periods reported gross margins of 16.5% and 14.3%, and our Cloud Services Segment reported gross margins of (107.9)% and (65.2)%, respectively. Accordingly, an increase in hardware and related sales in our Technology Solutions Segment or increases in Cloud Services without a corresponding increase in margins, or other changes relative to software revenues in our Financial Management Applications Segment could harm our overall gross margin. A shift in our product mix toward lower margin products would adversely affect our overall profitability if increases in volume of lower margin products did not offset the effect of changes in product mix. A decline in margins may also be received negatively by investors. Since establishing our technology solutions business in 1999, we have seen an increase in the amount of hardware we have been able to sell. Hardware pricing is highly competitive and product life-cycles can be short. As market penetration and competition increase for these products, margins and sales of these products may decline. As current hardware based products mature, there can be no assurance that we will identify new products with equal margins or opportunities for greater volume to replace existing products.

Our customers are predominantly educational institutions, municipalities, non-profit organizations, and other local governments. Negative trends in governmental spending patterns or failure to appropriate funds for our contracts, whether due to budgetary constraints or otherwise, may have an adverse impact on sales revenues.

Approximately 96% of our revenues are generated from sales of software, hardware and services to county and city governments and school districts. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. Many of these contracts are subject to annual review and renewal by the local governments, and may be terminated at any time on short notice. Our dependence on county and city governments and school districts for the sales of our products and services renders our revenue position particularly susceptible to downturns in revenues as a result of changes in governmental spending patterns and the contract award process.

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

We derive a material amount of our revenue from the sale of our fund accounting software and related services, and revenue from this product line and related services is expected to remain a material component of our revenue for the foreseeable future. For the 2011 and 2010 fiscal years, software sales and related services for fund accounting software accounted for approximately 7% and 8% of our total revenues, respectively. We generally grant non-exclusive licenses to our products on a perpetual basis and deliver new versions and enhancements to customers who purchase annual maintenance and support. We also provide our software under rental arrangements, including ASP (Application Service Provider or CSI hosted) type models. As a result, our future license, services and maintenance revenue are substantially dependent on sales to new customers. In addition, if demand for our fund accounting software declines, we believe we would lose a competitive advantage in providing system integration services, and our technology segment revenues could also decline.

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

As the end of the term of a maintenance agreement approaches, we seek to renew the agreement with the customer. Maintenance agreements represented 21% of our total revenue for the 2011 and 2010 fiscal years. Due to this characteristic of our business, if our customers chose not to renew their maintenance and support agreements with us on terms beneficial to us, our business, operating results and financial condition could be harmed.

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

Our success depends substantially upon retaining our significant clients. Generally, we may lose clients due to conversion to a competing service provider. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. Our top ten clients constituted approximately 29% and 32% of our revenue for the 2011 and 2010 fiscal years, respectively. The loss of a significant portion or all of these clients would have a material adverse effect on our profitability and financial condition.

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

Acquisitions also may impact our margins. In 2007 the decline in our Financial Management Applications margin was primarily driven by the addition of McAleer operations, and in 2008 by the ICS acquisition. Our overall margins have been driven lower by the impact of the Version3 acquisition. Each of these acquisitions have historically reported lower margins. The acquisition of a technology business, with its lower margins than our Financial Management Applications addition, could also decrease our margins significantly. We cannot predict the timing of acquisitions or the margins of those entities we may acquire, or their impact on our overall margins.

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

While we have declared our internal control over financial reporting effective as of and for the year ended December 31, 2011, we cannot assure you that the measures we have taken to date, or further measures, will ensure that we will be able to implement and maintain adequate controls over our financial processes and reporting to prevent any failure or deficiency. Any deficiencies or failures in internal controls or reporting deficiencies or failures could harm the financial position of our business, reduce investor confidence, cause a decline in the market price for our common stock, and subject us to costly litigation.

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

Risk Factors Relating to Our Common Stock

Our shareholder rights plan could make it more difficult for a third party to acquire control of our company which could have a negative effect on the price of our common stock.

We adopted a stockholder rights plan which could discourage potential acquisition proposals and could delay or prevent a change in control of our company. These deterrents could also adversely affect the price of our common stock.

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

Our common stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board. As of March 20, 2012, only approximately 2,736 shares were held by non-affiliates and available for trading in the over-the-counter market. As a result, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions and the lack of coverage by security analysts and the news media of our company.

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

•

While the preferred stock is outstanding, we are not permitted to pay cash dividends on our common stock. This restriction means we are unlikely to pay cash dividends to our common stockholders in the foreseeable future.

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

The raising of additional capital in the future may dilute your ownership in our company.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	refund our subordinated notes, which totaled $763 at December 31, 2011, or other indebtedness;

•	provide additional working capital to support revenue growth;

•	develop new services and products; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute your ownership percentage in our company.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

We have a total of 40,000 authorized shares of common stock, of which 6,784 shares were issued and outstanding as of March 20, 2012. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. Of our 40,000 authorized shares, we had reserved for issuance as of March 20, 2012, 7,279 shares of common stock relating to outstanding options and convertible preferred stock. An additional 158 shares of our common stock were reserved for issuance under our 2005 Incentive Compensation Plan as of such date. Also, we anticipate that we may issue common stock in acquisitions we may make pursuant to our business strategy. Any issuances relating to the foregoing would dilute your percentage ownership interests, which would have the effect of reducing your influence on matters on which our stockholders vote. They might also dilute the tangible book value per share of our common stock. In addition, the Series A Convertible Preferred stockholder and the five former shareholders of CSI – South Carolina have the right, so long as any of the Series A Convertible Preferred stock is still outstanding, to participate in any “funding” by the Company (including a sale of common stock) on a pro rata basis at 80% of the offering price, which right if exercised might dilute our net tangible book value per share.

Because we intend to retain any earnings to finance the development of our business, we may never pay cash dividends. Furthermore, the terms of the Series A Convertible Preferred Stock prohibit the payment of cash dividends. Agreements with our bank lender contain significant restrictions on cash dividends.

We have not paid cash dividends, except for the one-time cash dividend paid by CSI – South Carolina, our predecessor, prior to the February 2005 merger and sale of preferred stock. Pursuant to the Preferred Stock Purchase Agreement, no cash dividends may be paid on our common stock while any Series A Convertible Preferred Stock is outstanding. Also, our agreements with our bank lender prohibit any dividend which would, upon payment, result in a default under our financial covenants. Regardless of these restrictions, we do not anticipate paying cash dividends on our common stock in the foreseeable future, but instead intend to retain any earnings to finance the development of our business.

Availability of significant amounts of common stock for sale in the future, or the perception that such sales could occur, could cause the market price of our common stock to drop.

A substantial number of shares of our common stock may be issued and subsequently sold upon the conversion of Series A Convertible Preferred Stock held by Barron and upon the exercise of warrants held by consultants. Of the 7,218 shares originally issuable under our Series A preferred stock, 6,740 shares remained to be issued as of March 20, 2012. In addition, the five former shareholders of CSI – South Carolina, four of whom are officers of the Company, held on such date 2,568 shares of common stock, which have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and are accordingly subject to the resale restrictions under such Act and Rule 144 thereunder. Outside directors also held 268 shares issued pursuant to our 2005 Incentive Compensation Plan, which are registered for sale under the Securities Act pursuant to a Form S-8 registration statement. There were also outstanding non-executive employee options to purchase approximately 572 shares of our common stock on March 20, 2012, executive officers held options to purchase 125 shares and consultants held 75 unregistered restricted shares. Additionally, at March 20, 2012, there remained 582 shares of common stock which could be issued under our 2005 Incentive Compensation Plan. The sale of any or all of these shares could have an adverse impact on the price of our common stock, as could the sale or issuance of additional shares of common stock in the future in connection with acquisitions or otherwise.

The number of shares which may be sold by Barron is relatively large compared to the number of shares held by our management and our non-affiliated public shareholders. If one or more investors purchased a large number of shares from Barron, they may be able to effect a change of control of the Company.

As of March 20, 2012, our executive officers and directors held 2,330 shares of our outstanding common stock, representing approximately 34.3% of the total number of shares outstanding. Barron may sell up to 6,740 shares of common stock (of which, as of the date of this report, all are preferred shares which remain to be converted and sold). Barron is prohibited from converting preferred shares at any time Barron beneficially owns greater than 4.9% of our shares (except under limited circumstances involving significant acquisition transactions). However, an investor could acquire a significant number of shares and effect a change in control of us, including replacing our current management. Such an event might generate uncertainty and a loss of investor confidence.

Insiders currently hold a significant percentage of our stock and could limit your ability to influence the outcome of key transactions, including a change of control, which could adversely affect the market price of our stock.

As of March 20, 2012, approximately 30.4% or 2,063 shares of our common stock were held by our executive officers. Outside directors held 267 shares. Executive officers held options to purchase 125 shares and non-executive officer employees of the Company also held options to purchase approximately 572 shares. The former owners of Version3, now employees of the Company, held 1,385 shares. All of these shareholdings have the potential of solidifying control of the Company with insiders, and would likely limit the ability of any minority stockholders to influence the outcome of key decisions, including elections of directors.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We have leased the following properties:

•

CSI’s headquarters and Easley operations are located at 900 East Main St., Ste. T, Easley, SC 29640. CSI occupies approximately 32,163 square feet of the leased premises. The terms of the lease extend from April 2011 through March 2016, at an average cost per square foot of $5.75/SF. A second five year extension is available from April 2017 until March 2022 at the rate of $5.75/SF plus the greater of 5% or shared operating expense.

•

A warehouse is located at 903 East Main St., Ste. A, Easley, SC 29640, where CSI occupies approximately 30,000 square feet at this leased premise. The terms of the lease extend from July 2011 through June 2012, and the average cost per square foot is $2.38.

•

The “Alabama Operations Center” is located at 650 Clinic Drive, Suite 1150, Mobile, AL 36688. CSI occupies approximately 11,110 square feet of the leased premises. The terms of the lease extend from March 2009 until June 2012, and the average cost per square foot is $12.75/SF. This lease does not include a provision for a lease extension.

•

The “NC Operations Center,” also known as “CSI-Greensboro,” is located at 5509-B West Friendly Avenue, Greensboro, NC 27410. CSI occupies approximately 4,155 square feet of the leased premises. The terms of this lease extend from April 2011 through March 2014, at the rate of $12.50/SF, subject to a rate increase of 3% annually. A three year extension is available from April 2014 until March 2017 based on the same 3% rate increase annually.

•

A portion of the “Version3 Operations” continues to be housed at the location where the operations existed when acquired, 440 Knox Abbott Drive, Cayce, SC 29033. This is a month-to-month lease which commenced in August 2008, at the rate of $2,406/month. Version3 Operations, particularly the operations related to the new Cloud product offerings have been expanded primarily within the Easley headquarters leased premises referred to above.

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

Our common stock is traded in the over the counter market and is quoted on the OTC Bulletin Board. The high and low bids for each quarter of 2010 and 2011 are set forth in the chart below. The source of this information is the Finance page of www.yahoo.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Range of Common Stock Prices ($)

	High	Low
2010
1st Quarter	$0.90	$0.55
2nd Quarter	0.80	0.51
3rd Quarter	0.75	0.26
4th Quarter	0.64	0.34
2011
1st Quarter	$0.81	$0.40
2nd Quarter	1.00	0.22
3rd Quarter	1.00	0.28
4th Quarter	0.50	0.18

Source: http://finance.yahoo.com

As of March 20, 2012, there were 6,784,191 shares of common stock outstanding and approximately 200 stockholders of record, and 6,739,736 shares of Series A Convertible Preferred Stock outstanding with one preferred stockholder of record. Of the total number of shares of common stock outstanding, 2,330,279 shares or 34.3% were held by directors and executive officers.

We have paid no cash dividends during the past four years.

No cash dividends may be paid with respect to the Series A Convertible Preferred Stock and, pursuant to the Preferred Stock Purchase Agreement, no cash dividends may be paid on our common stock while any Series A Convertible Preferred Stock is outstanding. Also, our agreements with our bank lender prohibit any dividend which would, upon payment, result in a default under our financial covenants. Furthermore, even if these dividend restrictions were to be no longer effective, we have no plans to pay cash dividends in the foreseeable future. Instead, we intend to retain the earnings of our business for working capital and other investments in order to fund future growth.

The Equity Compensation Plan information as of December 31, 2011 is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

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

Products and Services

We develop software applications and provide hardware-based technology solutions, focused primarily on the needs of organizations that employ fund accounting. Fund accounting is used by those entities that track expenditures and investments by “fund,” or by source and purpose of the funding (e.g., funds provided by government or grant sources), and is utilized primarily by public sector and not-for-profit entities. Our client base consists principally of K-12 public education and local government organizations including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients. While we have a significant number of non-education focused clients which represent our fastest growing sector based on increases in the number of new clients being added, our education focused customers typically generate more than 80% of our revenues in a given year.

Organization

Our business efforts are focused on three key operating segments: (i) internally developed financial management applications and related services and support (our “Financial Management Applications Segment”); (ii) applications development and integration related to primarily cloud-based services and solutions (our “Cloud Services Segment”); and (iii) other technology solutions and related services and support (our “Technology Solutions Segment”).

Financial Management Applications Segment

Our initial internally developed software product was developed for financial management of public sector entities, primarily local government and K-12 organizations. The largest portion of our revenues in this segment are derived from the K-12 education market space, with local government being one of our fastest growing segments. Recently acquired products are also used in higher education. We may pursue other markets but currently they are not a substantial focus.

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

In the initial state of our focus, South Carolina, more than 80%, and in that of an acquired operation, Alabama, more than 90% of the K-12 school districts run our fund accounting software products. We also have a significant presence in the local government marketspace in these two states. In addition we have implementations in school districts or local government entities in six other states in the southeast: North Carolina, Georgia, Louisiana, Mississippi, Tennessee and Florida. We are looking to expand our financial management solutions to a national level, which will include accommodating expanded local and state reporting requirements.

Staffing

Our Financial Management Applications Segment includes a staff of software developers, implementers, trainers, sales personnel and applications support specialists focused primarily on the development, sales, deployment and support of our “in-house” software products.

Margins

As in other competitive software businesses, the sales and support of software products developed for resale, coupled with few related hardware sales, support higher margins in the Financial Management Applications Segment (also referenced as “software and related services”). The sales of the Technology Solutions Segment (also referenced as “hardware sales and related services”) are typically at lower margins, due to the amount of hardware, a traditionally low margin product, included in those sales. See “– Technology Solutions Segment – Margins” below for a detailed margins comparison of our Financial Management Applications Segment to our Technology Solutions Segment.

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

Cloud-based communication and collaboration solutions

In August 2009, we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views. This solution was made available in the third quarter 2010.

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

Margins

The sales and support of software-based products developed or integrated for resale as services, coupled with a smaller hardware component should support, when mature, higher margins in the Cloud Services Segment than in the Technology Solutions Segment. We believe these margins may be somewhat lower than the Financial Management Applications Segment, due to the somewhat larger hardware component than for Financial Management Applications. See “– Technology Solutions Segment – Margins” below for a detailed margins comparison of our Financial Management Applications Segment and Cloud Services Segment to our Technology Solutions Segment.

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

Margins

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology Solutions Segment when compared to the Financial Management Applications Segment. With Cloud solutions including a larger hardware component than Financial Management Applications, but generally having some additional economies of scale compared to solutions in the Technology Solutions Segment, we anticipate that margins for the Cloud Services Segment will, once the new solutions in this segment gain traction, be somewhere mid-way between those for the Financial Management Applications Segment and the Technology Solutions Segment. Gross margins for the Financial Management Applications Segment were 39.1% for the 2011 fiscal year, while margins for the Technology Solutions Segment were 16.5% for the same period. Margins for the Cloud Services Segment, due to the initial development of new solutions without yet producing significant revenue, were (107.9)% for the 2011 fiscal year. Gross margin for the Financial Management Applications Segment was 43.4% for the 2010 fiscal year, while margin for our Technology Solutions Segment was 14.3%, and the margin for the Cloud Services Segment was (65.2)% for the same period.

We believe the combined efforts of our Technology Solutions Segment with that of our Financial Management Applications Segment and Cloud Services Segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see “– E. Financial Performance” below.

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

By strategically combining our internally developed software applications with our ability to integrate computer, networking and other hardware solutions, we have been successful in providing software and hardware solutions to over one thousand clients located primarily in the southeastern states of South Carolina, Alabama, North Carolina, Georgia, Florida, Mississippi, Louisiana and Tennessee. In the states of South Carolina, where CSI was founded, and Alabama where one of our acquired operations was founded, we have account penetration in excess of 80% and 90%, respectively, in the K-12 school district market space.

Our long-term strategy is to pursue a national presence. Our primary initial focus has been on the southeast region of the United States. As a result of our acquisitions, we have expanded our reach into the southeastern states significantly and are beginning to look at other areas of the United States. Additionally, with our latest acquisition we have added a small number of customers outside our main southeast footprint, including a few new customers internationally. Not all solutions are marketed to all states. However, we continue to expand the number of solutions offered in each area as resources and expanding vendor relationships permit. These efforts have resulted in some product presence in 29 of the 50 states in the United States.

For more information on our strategy, see “– Acquisitions” below and “Item 1. Business – G. Strategy – Market Penetration and Geographic Expansion Through Organic Growth and Acquisitions” and “– H. Acquisitions.”

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

We manage the Company with the goal of improving long-term value for our shareholders. Generally, we believe the opportunities for creating value have been better driven by reinvesting our capital in new products, acquisitions and organic growth. Accordingly, our strategy has generally been to remain independent and not to be acquired or merged. Further, we have not made any significant efforts to reduce investment in future revenue generating opportunities to provide higher short-term returns for better positioning for a sale or merger. We believe our value to any potential acquirer should include the value we anticipate seeing in future periods from the ongoing investment efforts we are making and should reflect the potential for future returns from those investments. However, we are contacted from time to time by a variety of interests, both acquiring companies, primarily competitors, and investment firms who are interested in exploring making an investment, acquiring or merging with our business. We continue to communicate with various parties with respect to future opportunities. In this connection, the Company has worked with, from time to time, both investor relations firms and investment bankers. Currently, we are being advised by an investment banker on various strategic options. In addition, the Company has adopted a shareholder rights agreement in an effort to assure the interests of all shareholders, including minority shareholders, are considered in any merger or investment opportunities which may arise. However, the Company has not entered into agreements or understandings for any acquisitions or other strategic transactions which management deems material.

Our acquisition strategy is discussed in more detail under “Item 1. Business – G. Strategy – Market Penetration and Geographic Expansion Through Organic Growth and Acquisitions” and “– H. Acquisitions.”

B.	Recent Developments

New Product and Solutions Development

In August 2009, we began development efforts of our CSI@K12 communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. This is an effort driven within our Version3 division, acquired in the fall of 2008. CSI@K12 is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. CSI@K12 also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class site and social media tools, delivered in a browser and native Microsoft Outlook access and views. This solution was made available in the second quarter of 2010. Approximately a half dozen solutions were installed that year, and more than a dozen in 2011. We anticipate continued growth for this solution and a good return on investment in the future. It is anticipated this solution will be more widely distributed following the 2011-2012 E-Rate season. E-Rate is a program which provides government matching funds, up to 90%, for schools located in more economically challenged, such as rural, areas. Funding begins in mid-summer following applications for funding in the spring.

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

With the addition of Hosted VoIP, our CSI@K12 solution combines our proprietary technology, using our internally developed communications and collaboration tools, with those of third parties to provide a product suite which offers solutions for both voice and data management. The solution set, coupled with our support and services, reduces the management overhead of these services to our customers while providing improved security and compliance for our customer base. The CSI@K12 solutions suite will continue to be enhanced through future additional development and product integration. The integration of voice to the CSI@K12 solution expands the communications functionality of the offering. Due to this offering being supported by third-party software and hardware implemented as a Cloud solution, we anticipate spending more than $1 million annually and potentially several million dollars in capital investment in software and hardware as sales of this solution grow. We began providing services under this solution in the third quarter of 2011, and brought on the first three customers for this solution by year end. We anticipate we will recover these investments within a three to five year period.

The CSI@K12 solution is not currently a significant revenue generator. However, the hosted email and VoIP portions of the solution are eligible for the first priority (“priority one”) level of funding under E-Rate – the federal program providing funding for telecommunications, internet access and internal connections for schools. The percentage of a project funded by contributions from E-Rate is based on the percentage of students participating in a subsidized lunch program, due to their being in lower income households. Schools and districts that have a high free and reduced lunch rate count receive a higher percentage of contributions from E-Rate funds to help fund their qualifying projects than do those with a lower count. We believe eligibility for priority one funding coupled with the need for the functionality the product delivers will create revenue growth opportunities in future years. Prior to offering the CSI@K12 solution, CSI’s solutions which were E-Rate eligible were only eligible at priority level two. Priority one projects are considered more important and are funded prior to considering priority level two projects. Thereafter, priority two projects are funded until E-Rate funds have run out, leaving many more potential two projects unfunded, than for priority one. For a more detailed discussion of the E-Rate program, refer to the risk factor relating to E-Rate disclosed in “Item 1A. Risk Factors.”

General Guidance (Forward-Looking Information)

The impact of the current economic conditions on our customers’ budgets have, we believe, resulted in an extension of our sales closing cycles. We have experienced a slowdown in the time from quoting to receiving orders. We are uncertain what change in budget conditions may exist following our continued investment in new product offerings in the midst of a challenging economic environment. Accordingly, we are providing no specific guidance for 2012 at this time. However, we do believe our results for the first quarter and year 2012, based on our latest projections will be similar to or exceed those of 2011.

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 to our audited consolidated financial statements for the year ended December 31, 2011. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

Disclosure Regarding Segments

The Company reports its operations under three operating segments: the Financial Management Applications Segment, the Cloud Services Segment and the Technology Solutions Segment. See “– A. Introduction – Products and Services” and “– Organization” for more detailed discussions regarding our segments.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 12 to our consolidated audited financial statements for the year ended December 31, 2011 and under “– F. Liquidity and Capital Resources – Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements.

D.	Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, which is intended to simplify testing for goodwill impairment. This guidance gives an entity the option to first assess qualitative factors to determine if it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for the Company beginning January 1, 2012. Management is currently evaluating the impact of this update on the Company’s financial statements, but does not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2010, FASB issued ASU No. 2010-28 which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Management adopted this guidance effective January 1, 2011 and it did not have a material impact on the results of operations or liquidity of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

E.	Financial Performance

Overview of Financial Performance – Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.

Our revenues for the 2011 fiscal year were $55.1 million, $2.4 million or 5% higher than revenues for the 2010 fiscal year. The increase was driven by a $2.1 million or 6% increase in our Technology Solutions Segment, a $0.2 million or 23% increase in our Cloud Services Segment and a slight increase in our Financial Management Applications Segment.

The gross profit for 2011 was $10.7 million, flat compared to the prior year. By segment, there was a gross profit decrease of $0.6 million in both the Financial Management Applications and Cloud Services Segments, offset by a $1.2 million increase in gross profit for the Technology Solutions Segment. The gross margin was 19.5% for 2011 and 20.4% for 2010. The decrease in margin for the year was primarily attributable to reduced gross profit in the Financial Management Applications and Cloud Services segments, partially offset by an increase in margin in the Technology Solutions Segment. Overall, the Financial Management Applications Segment reported a 39.1% gross margin in 2011 versus 43.4% in 2010, the Cloud Services Segment reported (107.9)% gross margin in 2011 versus (65.2)% margin in 2010 and the Technology Solutions Segment reported a 16.5% margin in 2011 versus 14.3% in 2010. Increased sales volume coupled with improved product mix drove the Technology Solutions Segment margins higher. A continued focus on improved feature sets and start-up investment efforts caused a decline in the Financial Management Applications and Cloud Services segments, respectively, which should result in customer retention and future increases with more features rich, competitive products.

Operating income decreased $0.7 million, or 65% to $0.4 million for 2011 compared to operating income of $1.1 million for the 2010 year. The decrease in operating income resulted from a $0.7 million increase in operating expenses. Operating expenses increased primarily as a result of increased selling costs in Technology, driving the improved top line results for that segment. Other general and administrative expenses increased due to the increasing costs of operational compliance primarily related to the start-up investment in the Cloud Services Segment.

Net income decreased $0.2 million or 46% to $0.2 million. The decrease was primarily related to the decrease in operating income, partially offset by a decrease in interest expense and income tax expense.

Results of Operations

Year Ended December 31, 2011 Versus Year Ended December 31, 2010

The following table and discussion set forth the change in sales and the major items impacting the change in operating income for the year ended December 31, 2011 compared to the year ended December 31, 2010.

	Year Ended
	December 31, 2011	December 31, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$55,052	$52,673	$2,379
GROSS PROFIT	10,708	10,735	(27)
OPERATING INCOME	396	1,125	(729)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			2,379
Cost of sales excluding depreciation, amortization, and capitalization			(2,449)
Depreciation and amortization			(150)
Capitalization of software costs			193

			(27)
Operating Expenses:
Research and development			76
Selling costs			(529)
Marketing costs			(38)
Professional and legal compliance, and litigation related costs			(93)
Stock based compensation			26
Depreciation and amortization			143
Other general and administrative expenses			(287)

			$(729)

Revenue

Our revenues for the 2011 fiscal year were $55.1 million, $2.4 million or 5% higher than revenues for the 2010 fiscal year. The increase was driven by a 6% increase in our Technology Solutions Segment and a 23% increase in our Cloud Services Segment. Financial Management Applications Segment had a slight increase in revenues. The increase in Technology Solutions Segment revenues was primarily due to an increase in infrastructure equipment and engineering services and support revenues. The increase in Cloud Services revenues was due to increases in hosted email and hosted voice solutions as these solutions had limited or no sales in 2010. The increase in Financial Management Applications Segment revenues was due to an increase in software support revenues.

Gross Profit

Gross profit for 2011 was relatively flat, experiencing a less than 1% drop compared to 2010. This decrease was due to a decreased gross profit by the Financial Management Applications Segment, due to an increase in costs of sales from increased product development and support personnel as a percent of revenues added to support additional enhancements to the software. Also, gross profit decreased in the Cloud Services Segment due to an increase in costs of sales primarily due to the increased costs from the additional workforce for the more recently added hosted voice solution. These decreases were offset by an increase in Technology Solutions gross profit resulting from increased sales, specifically from infrastructure sales. Overall, gross margin decreased from 20.4% in 2010 to 19.5% in 2011. The Financial Management Applications Segment reported 39.1% margin for 2011 versus 43.4% for 2010 due to decreased new software and services sales with increased costs to operate this segment. The Cloud Services Segment reported (107.9%) margin for 2011 versus (65.2%) for 2010 due to increased costs from the additional workforce for the hosted voice solution, while revenues for the segment were improved 23%, but off a much smaller base compared to the other segments. The Technology Solutions Segment reported 16.5% margin for 2011, up from 14.3% for 2010. The increase was due to a shift in product mix with less PC sales, which carry lower margins, and improved performance of engineering services, interactive classroom and cabling services and reseller commissions.

Operating Expenses

Operating expenses were $10.3 million for 2011, an increase of $0.7 million, or 7%, from the same period of the prior year. The increase was primarily a result of increased selling and marketing costs focused on increasing sales activity in Technology, as well as increased general and administrative costs focused on increased compliance related to the new start-up Cloud products. These factors were partially offset by reduced depreciation and amortization due to reduced amortizable assets from acquisitions.

Operating Income

We recorded operating income for 2011 of $0.4 million, a decrease of $0.7 million, or 65%, compared to the operating income in 2010. The decrease was due to the impact of the $0.7 million increase in operating expenses, with little change in gross profit.

Segment Information

Financial Management Applications Segment

	Year Ended
	December 31, 2011	December 31, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$13,689	$13,652	$37
GROSS PROFIT	5,355	5,929	(574)
OPERATING INCOME	1,688	2,423	(735)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			37
Cost of sales excluding depreciation, amortization, and capitalization			(758)
Depreciation and amortization			84
Capitalization of software costs			63

			(574)
Operating Expenses:
Selling costs			(72)
Marketing costs			(78)
Depreciation and amortization			46
Other general and administrative expenses			(57)

			$(735)

Financial Management Applications revenues increased slightly by less than 1%, in comparison with 2010. The increase in software revenues was due primarily to increases in support revenues, partially offset by decreases in fund accounting new software sales and services. The decline in new sales and services was due to a decrease in the upgrades of our Mobile applications for which there was a push to complete in 2010, without sufficient new license sales of our newest product to offset this decrease in prior quarters.

Financial Management Applications cost of sales increased by 8% in comparison with 2010. The increase in cost of sales came primarily from increased costs for development and support costs for enhancement work and support of the new version for which installs and conversions are increasing. It is anticipated that the development cost will be offset by economies of scale in future periods. This increase was partially offset by a larger amount of software costs being capitalized than in the prior year. The gross margin for 2011 was 39.1% compared to 43.4% in 2010. The decrease in the margin was due to the relatively flat sales performance while cost of sales increased.

Financial Management Applications operating expenses for the segment increased by 5% in comparison with 2010. The increase was primarily due to increased selling and marketing costs from increased marketing efforts. The segment experienced a decrease in segment operating income of $0.7 million, or 30% in comparison to 2010, driven by the decrease in gross profit and the increase in operating expenses.

Cloud Services Segment

	Year Ended
	December 31, 2011	December 31, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$1,176	$954	$222
GROSS LOSS	(1,269)	(622)	(647)
OPERATING LOSS	(2,479)	(1,967)	(512)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING LOSS
Gross Loss:
Sales			222
Cost of sales excluding depreciation, amortization, and capitalization			(759)
Depreciation and amortization			(240)
Capitalization of software costs			130

			(647)
Operating Expenses:
Research and development			76
Selling costs			(11)
Marketing costs			12
Depreciation and amortization			82
Other general and administrative expenses			(24)

			$(512)

Cloud Services revenues increased by $0.2 million, or 23%, in comparison with 2010. The increase in revenues was due to increased sales of our hosted email and hosted voice solutions. We had fewer sales of hosted email in its first year as a new product and we did not have any sales of the newly introduced hosted voice solutions in the prior year.

Cloud Services cost of sales increased $0.9 million, or 55%, in comparison with 2010. The increase in cost of sales came from increased costs related to the start-up of the hosted voice solution, primarily additional operations personnel, increased depreciation and amortization due to an increased investment in assets for this segment, partially offset by an increase in software costs being capitalized. The gross margin for 2011 was (107.9%) compared to (65.2%) in 2010. The decrease in the margin was due to the increase in cost of sales exceeding the sales increase.

Cloud Services operating expenses decreased $0.1 million, or 10% in comparison with 2010. The decrease was primarily due to reduced research and development costs with more costs being capitalized as the CSI@K12 development effort matured, and decreased depreciation and amortization from the ongoing reduction by amortization of the intangibles acquired in connection with the original acquisition of this group. The segment experienced a decrease in segment operating income of $0.5 million, or 26% in comparison to 2010, driven by the decrease in gross profit, partially offset by the decrease in operating expenses.

Technology Solutions Segment

	Year Ended
	December 31, 2011	December 31, 2010	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$40,187	$38,067	$2,120
GROSS PROFIT	6,622	5,428	1,194
OPERATING INCOME	1,731	1,146	585

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			2,120
Cost of sales excluding depreciation, amortization, and capitalization			(932)
Depreciation and amortization			6

			1,194
Operating Expenses:
Selling costs			(446)
Marketing costs			28
Depreciation and amortization			15
Other general and administrative expenses			(206)

			$585

Technology Solutions revenues increased by $2.1 million, or 6%, in comparison to 2010. The increase in technology revenues was due to an increase in infrastructure, engineering services and support, reseller commissions and interactive classroom, partially offset by a decrease in PC and interactive classroom sales.

Technology Solutions cost of sales increased $0.9 million, or 3% in comparison to 2010. The increase in technology cost of sales accompanied the increase in technology revenues for products, and combined with a favorable shift in product mix. Gross profit for the period increased $1.2 million due to a favorable product mix with increased infrastructure sales, reseller commissions and internal interactive classroom services. Segment gross margin for the period increased from 14.3% to 16.5% due to the favorable change in product mix, primarily from increased reseller commissions, improved performance of engineering services and support, interactive classroom and cabling services and less PC sales which carry lower margins (typically less than 5%).

Technology Solutions operating expenses increased $0.6 million, or 14% in comparison to 2010. The increase was primarily due to an increase in selling personnel to focus on generating more sales activities, accompanied by increased other general and administrative costs for this segment, primarily costs related to the increase in personnel. As a result of the increase in gross profit, partially offset by the increase in operating expenses, the segment experienced an increase in segment operating income of $0.6 million, or 51% in comparison to 2010.

The following table summarizes the segment information discussed above and reconciles them to the consolidated amounts reported and previously discussed. The table also presents the segment assets information. Changes in segment assets came primarily from the following:

•

Segment assets in the Financial Management Applications Segment decreased due to a decrease in cash from increased investment in product development and a decrease in other assets due to amortization of intangibles from the acquisitions (McAleer and ICS), partially offset by an increase in accounts receivable and income tax receivable.

•

Segment assets in the Cloud Services Segment increased due to increases in capitalized software costs and property and equipment due to the investment being made in this segment during the last two years.

•

Segment assets in the Technology Solutions Segment increased due to an increase in accounts receivable, inventory and income tax receivable, partially offset by a decrease in cash from the increase in the operating assets previously mentioned.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Year ended December 31, 2011
Net sales and service revenue	$13,689	$1,176	$40,187	$55,052
Gross profit (loss)	5,355	(1,269)	6,622	10,708
Segment income (loss)	1,688	(2,479)	1,731	(*	)
Segment assets	9,139	3,493	10,236	22,868

Year ended December 31, 2010
Net sales and service revenue	$13,652	$954	$38,067	$52,673
Gross profit (loss)	5,929	(622)	5,428	10,735
Segment income (loss)	2,423	(1,967)	1,146	(*	)
Segment assets	9,557	2,563	7,807	19,927

*	See reconciliation below

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

	December 31, 2011	December 31, 2010
Segment income (loss):
Financial Management Applications Segment	$1,688	$2,423
Cloud Services Segment	(2,479)	(1,967)
Technology Solutions Segment	1,731	1,146

TOTAL SEGMENT INCOME	940	1,602

Less: merger-related and compliance costs
Stock compensation – non-cash	(22)	(48)
Professional and legal compliance costs	(522)	(429)

OPERATING INCOME Per consolidated Statements of Income	$396	$1,125

Interest and Other Income and Expenses

Other expenses decreased slightly in 2011 to $0.2 million compared to 2010. This decrease was due to the decrease in interest expense. This decrease resulted from repayments on the subordinated notes which were made mid-year in 2010 and thereafter in accordance with the payment plan arranged. This decrease was partially offset by increased interest from increased borrowings on the bank line of credit. At year end 2011, we had a balance outstanding under our bank credit facility with no balance outstanding at year-end 2010.

Income Taxes

Income taxes were recorded as a benefit of less than $0.1 million in 2011 compared to income tax expense of $0.4 million in 2010. The decrease in expense was due to a lower pre-tax income of approximately $0.7 million compared to 2010 and due to a lower effective rate when compared to the prior year. The lower effective tax rate reflects increased deferred tax assets recorded for additional South Carolina Jobs Tax Credits in connection with an increase in sustained jobs and potential utilization of future credits in connection with the new solutions introduced in the Cloud Services Segment.

Net Income and Earnings Per Share

Net income decreased $0.3 million or 46% from $0.5 million in 2010 to $0.2 million in 2011. The decrease in net income compared to the prior year was driven by the increase in operating costs contributing to the decrease in operating income, partially offset by reduced interest expense and income tax expense.

Basic earnings per share decreased from $0.07 in 2010 to $0.04 in 2011. The decrease resulted primarily from the decrease in net income and an increase in the number of weighted average shares outstanding. Weighted average shares increased because of issuance of shares to non-employee directors. Fully diluted earnings per share decreased from $0.03 per share in 2010 to $0.02 in 2011. The decrease resulted primarily from the decrease in net income, partially offset by a slight decrease in the weighted average shares outstanding, due to the forfeiture of shares held in escrow from the performance of the Version3 acquisition being under the prescribed performance benchmark for release of additional shares in connection with the original acquisition agreement.

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

Cash Flows

For the year ended December 31, 2011, we had a decrease of $1.6 million in cash and cash equivalents due to cash used for investing activities mostly due to increased investments in fixed assets and capitalized software exceeding cash generated by operating and financing activities. For the year ended December 31, 2010, we had an increase of $1.6 million in cash and cash equivalents from improved collections and the continual pay down of debt following our acquisitions in 2007 and 2008. Since the time of the reverse merger in 2005 we have operated in most periods without cash on hand and in reliance on a revolving line of credit facility to fund our day to day working capital needs and the cash utilized for acquisitions.

Cash from Operating Activities

Cash provided by operating activities totaled $0.8 million for the year ended December 31, 2011, compared to cash provided by operating activities of $4.5 million for the year ended December 31, 2010. The decrease was due primarily to the change in inventory and accounts receivable balances over the 2011 year than compared to 2010, as these accounts had increased balances as of December 31, 2011.

Significant changes at December 31, 2011 since the prior year end to Balance Sheet items related to operating activities are as follows:

The increase in accounts receivable of $2.2 million was due to increased billings through December 31, 2011 as compared to the amounts billed prior to December 31, 2010. The increase in inventories was due to more purchases of interactive classroom products than at December 31, 2010 to take advantage of extra volume purchase discounts provided. Accounts payable increased primarily due to the timing of larger purchases for projects in progress before December 31, 2011 compared to December 31, 2010 and follows the increase in inventory. The increase in deferred revenue was due to increased support agreement billings for all software and technical support agreements.

Cash for Investing Activities

Cash used for investing activities totaled $3.1 million for the year ended December 31, 2011, compared to $2.6 million for the year ended December 31, 2010. The $0.5 million increase was due to increased capitalization of software costs because of the increase in development spent on enhancements to both the Financial Management Applications software and the CSI@K12 solutions and increased purchases of equipment to support the CSI@K12 solution. On the balance sheet, in addition to the changes in capitalized software and property and equipment noted above, other intangible assets declined as a result of no increase in other intangible assets with no new acquisitions, and the effect of ongoing depreciation and amortization. Goodwill also remained flat with no acquisition activity.

Cash for Financing Activities

Cash provided by financing activities totaled to $0.8 million for the year ended December 31, 2011, compared to cash used for financing activities of $0.3 million for the year ended December 31, 2010. The net change of $1.1 million was primarily due to $1.3 million of net borrowings under the line of credit in 2011, primarily to fund the investing activities noted above, net of operating cash flow available, not used for other debt repayments. We believe our investments in our solutions, particularly the start-up of our Cloud offerings will provide a solid return to justify this investment as our market penetration with these products grows. In contrast, there were no borrowings on a net basis on the line of credit during 2010, since any amounts borrowed were repaid in the same year. This change was partially offset by net repayments on notes payable and subordinated notes collectively totaling $0.5 million in 2011 compared to $0.3 million in 2010. Net repayments were comprised of $0.5 million on our equipment note in 2011, compared to a $1.0 million repayment of sub-debt and a $0.3 million repayment on our equipment note which was offset by $1.0 million of new borrowings under our equipment facility in 2010. The new equipment note borrowings from 2010 were used to refinance equipment investments, primarily in CSI@K12, over a longer period where it is anticipated returns on those investments will be realized.

Off-Balance Sheet Arrangements

As of December 31, 2011, and for the prior reporting periods, CSI had no off-balance sheet instruments.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Years Ended December 31, 2011 and 2010

EBITDA decreased $0.8 million, or 21%, for the year ended December 31, 2011 to $2.7 million, compared to $3.5 million reported for the same period in 2010. The EBITDA decrease was primarily due to the $0.7 million decrease in operating income over the prior year. Adjusted EBITDA for the year ended December 31, 2011 decreased $0.7 million, or 21% to $2.8 million, compared to $3.5 million for the prior year. The decrease was due to the same reasons as the decrease in EBITDA.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted EBITDA is provided below:

	Year Ended December 31,
	2011	2010
Reconciliation of net income per GAAP to EBITDA and Adjusted EBITDA:
Net income per GAAP	$243	$453
Adjustments:
Income tax benefit (expense)	(39)	433
Interest expense, net	192	231
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	884	833
Amortization of software development costs	1,464	1,508

EBITDA	2,744	3,458

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Stock based compensation (non-cash portion)	22	48

Adjusted EBITDA	$2,766	$3,506

Credit Arrangements

Prior to our going public through the reverse merger, we funded operations through cash flow from operations. In our 2005 reverse merger, which took the CSI operations public, substantially all of our cash was distributed to the founders in exchange for ownership. Due to continued acquisition activity and the recapitalization of the Company in connection with its going public through a reverse merger, the Company frequently has no excess cash and relies on its $8.0 million line of credit facility with its bank to fund its working capital and other funding needs. Accordingly, we now use primarily our working capital facility and term loans to fund our operations. See Note 7 to our audited consolidated financial statements for the year ended December 31, 2011 for details of recent activity under and terms of these facilities.

Our credit facilities consist of:

•

At year end, a $7.8 million revolving line of credit, of which there was $1.3 million drawn and $6.5 million available December 31, 2011, which bore interest at LIBOR plus 2.5% and was to mature July 3, 2013. The $7.8 million line included a temporary $1.0 million increase which was to be reduced by $200 annually each January 31, beginning 2011 through 2015. The temporary increase was provided in consideration of our pay down of $0.9 million on our subordinated notes in 2010, with a draw on the line, so as to defer the impact of our ability to access additional working capital via the line with higher availability prior to the paydown.

On March 6, 2012, the Company entered into a new revolving line of credit with Fifth Third Bank on substantially the same terms as its previous credit facility. Changes include an increase to $8.0 million, with the $200 annual reduction eliminated. Also, the interest rate was reduced to LIBOR plus 2.25%. As with the previous facility, the Fifth Third line of credit is subject to a borrowing base, which includes 50% of eligible inventory up to $4.0 million, and 80% of eligible accounts receivable. The new facility expires July 31, 2013.

•

At year end, a $1.1 million equipment note, of which approximately $0.6 million was outstanding at December 31, 2011, which bore interest at LIBOR plus 2.5%, and had a two and one-half year amortization and would have matured in April 2013 .

On March 6, 2012, in conjunction with entering into the new revolving line of credit with Fifth Third Bank, the Company also entered into a new term loan in the principal amount of $700. The proceeds of the new term loan were used to refinance the prior term facility and to fund capital expenditures. The rate on the new term loan was reduced to LIBOR plus 2.25%, and is repayable in consecutive monthly payments of principal and interest of $40. The new term loan matures October 6, 2013.

•

$2.3 million in subordinated notes to Barron Partners and the five founding shareholders, of which $0.8 million remained outstanding at December 31, 2011, which bear interest at 15% and mature no later than January 1, 2018. The notes are subordinated to our bank lender with whom we have our line of credit.

Auto Fleet Lease Facility

We have an approximately $2 million facility under which we lease multiple automobiles under a managed, out-sourced (or “fleet”) program, to support the transportation needs for sales and delivery efforts, where cost effective. Executives or employees who travel sufficient distances for mileage reimbursement costs at the IRS standard mileage rate receive a company car. Those for whom travel is not a sufficient part of their job do not receive a company vehicle. Company vehicles are driven by those managers, sales persons, engineers and other employees who are on the road travelling frequently as a part of their routine job requirements. This represents approximately 25% of our work force. As is considered in the IRS mileage reimbursement rates, the program and facility commitment includes the costs not only for the vehicles but also for insurance, maintenance, gas and other incidentals to operating the vehicles.

The Company picks the vehicle models that are a generally in the mid-size class. Most employees are provided a lower mid-size vehicle model with standard options, while managers are provided a somewhat better model. When replacement vehicles are rotated in employees are given the opportunity to upgrade options so long as they pay for any cost above standard options. The Company does not cover the costs of any luxury cars, and an amount is withheld from each employee’s pay to cover the cost of personal use of the company vehicles.

The reason for the program is primarily that we gain efficiency by assuring our mobile workforce has reliable transportation, and minimize the potential for abuse of mileage and other expense reporting with improved vehicle use metrics. We do not incur significant costs under the program, as the cost of the program would be generally offset by the mileage reimbursements we would otherwise have to pay this mobile workforce were they to use personal vehicles.

The automobile leases are accounted for as operating leases and lease payments and all other expenses related to these transportation needs are expensed as incurred, just as they would be without the program. Additionally, the program manages the acquisition and disposition of commitments made under vehicles added such that the exiting of commitments on the vehicles, when they are replaced or disposed of, occurs with minimal cost or income incurred at that time. We are also able to exit the commitments under any vehicle at any time. The Company utilizes the fleet lease program to avoid the administrative costs it would incur if it were to manage such an activity in house. Without the advantage of sharing overhead costs necessary for the management of such a program, and through economies of scale such as an outsourced provider can achieve, management would not achieve sufficient savings to administer such a program in-house and would simply choose to incur all related costs as a mileage reimbursement to the employees for use of their personal vehicles. Management believes it would not be cost effective to purchase the vehicles through any type of capital funding, and incur the costs to internally manage and dispose of the vehicles. In addition to the increased costs of internal administration, the disposal costs would likely be greater if self-managed than that incurred under the fleet management program, since the Company is not in the used vehicle market, and the cost of the program would outweigh the benefits. Due to the offset of mileage expense for the cost of the program and efficiency gained through providing the vehicles under an efficient, outsourced program, the Company considers the leasing arrangement an administrative tool, and not a significant source of capital.

Factors Affecting Capital Needs and Resources:

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	our operating cash flow;

•	$6.5 million available to our operations at December 31, 2011, under our then $7.8 million (now $8.0 million) line of credit;

•	the anticipated level of capital expenditures for 2012 of $1.5 million;

•	estimated purchase commitments with suppliers;

•	capitalized software development costs for 2012 of approximately $2.6 million;

•	our scheduled debt service on senior term borrowings;

•	repayment of our subordinated notes; and

•	potential future acquisitions.

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

Our cash flow from operations has been reasonably strong over the past several years and through the current quarter, as we have increased our business, including recurring revenues and collected cash generally applied to our revolver, and have had sufficient availability under our line of credit to support our working capital needs and fund acquisitions. Two of the three acquisitions have generated cash sufficient to service the borrowings made to purchase them, and the third was purchased primarily with shares of our stock. Our greatest risk to cash flows at this time is the potential continuing impact of the latest economic downturn and risk of recovery, potentially mitigated by greater opportunities from an expanded geographic reach following our acquisitions.

Bank Credit Facilities

In light of our growth and acquisition strategy, we believe for the foreseeable future we will rely on our bank credit facilities.

While we have drawn on our line significantly and paid it down from time to time, we cannot guarantee that cash flow from operations will be sufficient to repay our line of credit facility at the time it is due and adequately fund our growing working capital needs. In the alternative, we would attempt to refinance the credit facility with another lender. Our new bank line of credit currently is due to expire in July 2013. Although management currently believes that our existing lender will agree to a future renewal of the facility, there can be no assurance that our bank will in fact do so or that replacement financing could be procured by us on favorable terms or at all. We cannot guarantee that operations will generate sufficient results to meet leverage ratios to support necessary borrowings or procure new financing. Without such a credit facility, we believe that our ability to fund our business operations, including providing sufficient working capital to fund sales growth, could be adversely affected.

On March 6, 2012, we refinanced our line of credit facility originally with RBC Bank USA with Fifth Third Bank. The new facility generally mirrored the terms and conditions of the old facility, except with an increase in the line from the original terms of $8.0 million declining $200 per year until reaching $7.0 million ($7.8 million at December 31, 2011), to an $8.0 million level (with no annual decreases). The new maturity changed from July 3, 2013 to July 31, 2013. The change in bank relationship also provided for a refinance of our equipment note to $700 (a small increase above what we owed on the prior equipment note before the refinance.) We periodically refinance our recent capital expenditures originally financed by draws on our line of credit, to match the period over which they are generally used and to replenish working capital availability under the line for these purchases. The terms of the equipment note, including payment and interest, remained similar to that in the prior refinance.

Capital Expenditures and Software Development Costs

We currently anticipate that our capital needs for 2012 will principally consist of $2.6 million for software development and $1.5 million for capital expenditures. The increase in capital expenditures is anticipated in connection with a growth in revenues for Hosted VoIP and the infrastructure needed to support such growth. This need could be significantly higher or lower dependent on the actual growth achieved in this new product area and should relate directly to revenues and profitability for this solution area. Unlike our past investments in capital expenditures, which have been primarily small to support internal administrative and customer support needs, this investment will be more directly linked to the number of customers we onboard to use this solution. We generally fund equipment purchases through our line of credit but periodically finance or refinance such purchases over a longer period, typically around three years to coincide with the longer-term nature of the relationships with customers and return on investment timeline under such solutions.

For the year ended December 31, 2011, we capitalized approximately $2.0 million of software development costs and $1.2 million in capital expenditures. We plan to fund 2012 needs for these items through cash flow from operations and draws under our bank line of credit or longer term borrowings such as our equipment note. The Company also considers leasing of capital equipment as a financing option, to the extent terms are reasonable in comparison to other financing options, and particularly where there may be a benefit related to the costs of administration of the equipment, particularly with regard to its disposal. The Company currently leases a number of vehicles for the managers, sales people and engineers who are on the road due to the cost-effective nature of the program in comparison to the costs of paying standard mileage rates for a high level of travel, and considering the low cost of outsourced administration through the program.

Purchase Commitments

The majority of our purchase commitments are based on firm purchase orders from customers. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. We may receive and agree to, but have not yet committed to any amounts for 2012. We committed to $11.7 million in 2011 and achieved approximately 80% of the committed amount. We do not always achieve our commitments, which are not a guarantee; so whether we achieve a committed amount does not impact our costs or liabilities. However, it may impact future relations including pricing for future purchases. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Subordinated Promissory Notes

At December 31, 2011, subordinated promissory notes payable to shareholders totaled approximately $0.8 million. On June 25, 2010, we entered into an extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

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

•

the Company, beginning October 1, 2010, agreed to make quarterly payments on the Subordinated Notes of principal and accrued interest in the amount of $50 in the aggregate to be applied pro-rata among the note holders, $25 on the Barron Subordinated Note and $5 each on the other Subordinated Notes.

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

•	at the discretion of management and the board of directors of the Company, the remaining balance on the Subordinated Notes can be repaid in full at any time without penalty.

•	the Subordinated Notes were no longer in default, and each note holder waived any existing or past default based upon the Company failing to make any payment of interest or principal when due.

•	despite the Subordinated Notes not being in default, they will continue to bear interest at the Default Rate of 15% until repaid.

•	except as modified by the Extension, all other terms and conditions of the Subordinated Notes were confirmed and remained in full force and effect.

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

In addition to Barron Partners LP, which owns all of our preferred stock, the Subordinated Notes are held by the five shareholders of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation. Four of these note holders are currently executive officers of the Company, and include: Nancy K. Hedrick, President and Chief Executive Officer; Thomas P. Clinton, Senior Vice President of Strategic Relationships; Beverly N. Hawkins, Senior Vice President of Product Development; and William J. Buchanan, Senior Vice President of House Accounts. The fifth holder, Joe G. Black, formerly served as chief financial officer of the Company. The Extension and the related restructuring of the Subordinated Notes were approved by the Company’s three outside directors, none of whom have any interest in the Subordinated Notes.

The restructuring of the Subordinated Notes permits the Company to repay the remaining $763 in principal over an approximate seven-year period. Although the Company may choose to repay the Subordinated Notes earlier, particularly as a result of superior financial performance and to reduce interest costs, the arrangement removed a default and gave the Company flexibility in managing its future liquidity and capital needs. Such future needs might include future acquisitions, and increased working capital relating to significant sales growth as a result of a turnaround in the general economy or increased Federal funding of technology expenditures for education.

Expiration of Warrants

On June 1, 2011, warrants issued to DC Consulting expired. The warrants were originally issued in May 2009 pursuant to the terms of a Consulting Agreement with DC Consulting, LLC whereby DC Consulting provided investor relations services.

On February 10, 2010, warrants issued to Barron expired. The warrants were issued in February 2005 as a part of the preferred stock investment by Barron in the Company. At the time, it was anticipated that the exercise of the warrants by Barron would generate a significant amount of capital for the Company. Given the stock price of our common stock following issuance of the warrants, few of the warrants were exercised. On December 29, 2006, we entered into an agreement with Barron to divide, amend and restate the warrants, including a reduction in the exercise price. Subsequent to the price reduction and prior to the expiration of the warrants, Barron effectuated exercises in the latter part of 2007 with proceeds to the Company totaling $738. The remaining warrants – ranging in price from $.70 per share to $2.0958 per share – would have generated proceeds of approximately $8.7 million.

Accordingly, the expiration of the warrants took away a potential source of additional capital for the Company. Other financing options are discussed in “– Adequacy of Liquidity and Capital Resources” below.

Potential Acquisitions and External Investing Activities

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

We continue to examine opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization, as well as ways to improve shareholder value. We continue to communicate with various parties with respect to future opportunities and from time to time have engaged with investor relations and investment banking resources to assist us in looking at strategic alternatives for achieving our growth goals. As previously disclosed, we are currently working with an investment banking firm which is advising us as to our strategic options.

We manage the Company with the goal of improving long-term value for our shareholders. Generally, we believe the opportunities for creating value have been better driven by reinvesting our capital in new products, acquisitions and organic growth. Accordingly, our strategy has generally been to remain independent and not to be acquired or merged. Further, we have not made any significant efforts to reduce investment in future revenue generating opportunities to provide higher short-term returns for better positioning for a sale or merger. We believe our value to any potential acquirer should include the value we anticipate seeing in future periods from the ongoing investment efforts we are making and should reflect the potential for future returns from those investments. However, we are contacted from time to time by a variety of interests, both acquiring companies, primarily competitors, and investment firms who are interested in exploring making an investment, acquiring or merging with our business. We continue to communicate with various parties with respect to future opportunities. The Company has adopted a shareholder rights agreement in an effort to assure the interests of all shareholders, including minority shareholders, are considered in any merger or investment opportunities which may arise.

We continue to focus on growing the business, including promoting expansion of the recent internal investments in Cloud solutions through increased sales of those solutions while focusing on growing our other business segments as well. We believe this strategy will provide greater shareholder value and improve interest in our stock or a higher valuation for any future exit or other opportunity to return greater shareholder value over time.

Adequacy of Liquidity and Capital Resources

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Computer Software Innovations, Inc.

Easley, South Carolina

We have audited the accompanying consolidated balance sheets of Computer Software Innovations, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Software Innovations, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years then ended in conformity with United States generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 28, 2012

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1,578
Accounts receivable, net	10,872	8,681
Inventories	1,568	558
Prepaid expenses	374	159
Taxes receivable	608	284

Total current assets	13,422	11,260

PROPERTY AND EQUIPMENT, net	1,529	1,033
COMPUTER SOFTWARE COSTS, net	3,330	2,844
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	2,156	2,359

Total assets	$22,868	$19,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,587	$2,600
Deferred revenue	8,558	8,014
Deferred tax liability, net	990	693
Bank line of credit	1,312	—
Current portion of notes payable	469	456
Current portion of subordinated notes payable to shareholders	67	58

Total current liabilities	14,983	11,821

LONG-TERM DEFERRED TAX LIABILITY, net	206	226
NOTES PAYABLE, less current portion	150	618
SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS, less current portion	696	783

Total liabilities	16,035	13,448

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock – $0.001 par value; 15,000 shares authorized; 6,740 shares issued and outstanding	7	7
Common stock – $0.001 par value; 40,000 shares authorized; 6,584 and 6,558 shares issued and outstanding, respectively	7	7
Additional paid-in capital	9,369	9,249
Accumulated deficit	(2,457)	(2,700)
Unearned stock compensation	(93)	(84)

Total shareholders’ equity	6,833	6,479

Total liabilities and shareholders’ equity	$22,868	$19,927

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	For the Years Ended December 31,
	2011	2010
REVENUES
Financial Management Applications Segment	$13,689	$13,652
Cloud Services Segment	1,176	954
Technology Solutions Segment	40,187	38,067

Net sales and service revenue	55,052	52,673

COST OF SALES
Financial Management Applications Segment
Cost of sales, excluding depreciation, amortization and capitalization	8,324	7,566
Depreciation	120	117
Amortization of capitalized software costs	1,097	1,184
Capitalization of software costs	(1,207)	(1,144)

Total Financial Management Applications Segment cost of sales	8,334	7,723

Cloud Services Segment
Cost of sales, excluding depreciation, amortization and capitalization	2,561	1,802
Depreciation	260	63
Amortization of capitalized software costs	367	324
Capitalization of software costs	(743)	(613)

Total Cloud Services Segment cost of sales	2,445	1,576

Technology Solutions Segment
Cost of sales, excluding depreciation	33,468	32,536
Depreciation	97	103

Total Technology Solutions Segment cost of sales	33,565	32,639

Total cost of sales	44,344	41,938

Gross profit	10,708	10,735

OPERATING EXPENSES
Research and development	90	166
Selling costs	5,101	4,572
Marketing costs	556	518
Stock based (non-employee wage) compensation	22	48
Professional and legal compliance costs	522	429
Depreciation and amortization	407	550
Other general and administrative expenses	3,614	3,327

Total operating expenses	10,312	9,610

Operating income	396	1,125

OTHER EXPENSE
Interest expense	(192)	(231)
Loss on disposal of property and equipment	—	(8)

Total other expense	(192)	(239)

Income before income taxes	204	886
INCOME TAX (BENEFIT) EXPENSE	(39)	433

NET INCOME	$243	$453

BASIC EARNINGS PER SHARE	$0.04	$0.07

DILUTED EARNINGS PER SHARE	$0.02	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
– Basic	6,570	6,504

– Diluted	13,600	13,899

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in Thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2009	$6	$7	$9,075	$(3,153)	$(28)	$5,907

Issuance of common stocks	1	—	52	—	—	53
Issuance of stock options	—	—	129	—	(129)	—
Exercise of stock options	—	—	5	—	—	5
Forfeiture of stock options	—	—	(12)	—	12	—
Stock based compensation	—	—	—	—	61	61
Net income for the year ended December 31, 2010	—	—	—	453	—	453

Balances at December 31, 2010	$7	$7	$9,249	$(2,700)	$(84)	$6,479

Issuance of common stocks	—	—	22	—	—	22
Issuance of stock options	—	—	102	—	(102)	—
Forfeiture of stock options	—	—	(4)	—	4	—
Stock based compensation	—	—	—	—	89	89
Net income for the year ended December 31, 2011	—	—	—	243	—	243

Balances at December 31, 2011	$7	$7	$9,369	$(2,457)	$(93)	$6,833

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the years ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$243	$453
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,348	2,341
Stock compensation expense	111	113
Deferred income taxes	277	330
Loss on disposal of property and equipment	—	8
Changes in deferred and accrued amounts
Accounts receivable	(2,191)	(1,094)
Inventories	(1,010)	2,070
Prepaid expenses and other assets	(215)	(19)
Accounts payable	987	371
Deferred revenue	544	224
Income tax receivable	(324)	(252)

Net cash provided by operating activities	770	4,545

INVESTING ACTIVITIES
Purchases of property and equipment	(1,177)	(854)
Capitalization of computer software	(1,950)	(1,779)

Net cash used for investing activities	(3,127)	(2,633)

FINANCING ACTIVITIES
Net borrowings under line of credit	1,312	—
Borrowings under notes payable	—	1,000
Repayments of notes payable	(533)	(1,339)
Proceeds from exercise of stock options	—	5

Net cash provided by (used for) financing activities	779	(334)

Net change in cash and cash equivalents	(1,578)	1,578
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,578	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$1,578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$195	$243
Income taxes	$8	$354

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

Reclassifications

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

In December 2010, FASB issued ASU No. 2010-28 which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Management adopted this guidance effective January 1, 2011 and it did not have a material impact on the results of operations or liquidity of the Company.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At times balances may exceed federally insured amounts. Bank overdrafts of $511 as of December 31, 2011 have been reclassified to accounts payable.

Accounts receivable

The Company generally performs credit evaluations of its customers’ financial condition as deemed necessary. The Company sells primarily to local government and education entities whose source of funding (local taxes and federal funding) is generally assured; accordingly the risk of uncollectability is lower than that of businesses selling primarily to non-government entities. In general, receivables are due 30 days after the issuance of the invoice. The Company provides an allowance for doubtful accounts, based upon a review of outstanding receivables, which can include a review of payment history, credit history and current financial condition. Credit is granted to substantially all customers on an unsecured basis. In addition, the Company provides a sales returns allowance, which is estimated based upon a percentage of sales, derived from historical data of such returns.

Inventories

Inventories consist of finished goods purchased for resale from third party vendors and a small amount of service inventory that can be used to provide support services to customers of the Company. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. The Company is generally able to limit the amount of inventory it has to carry through direct shipment from its suppliers to its customers. However, at times large shipments of inventory may be in transit or not all parts may have been received sufficient for delivery to be consummated or collectability assured, in which case a significant amount of inventory may be recorded in the Company’s financial statements. Additionally, from time to time the Company takes advantage of bulk purchase opportunities for quantity discounts on high-volume sales items to reduce its costs. Typically such inventories are only carried for a few weeks. As of December 31, 2011 and 2010, the Company had finished goods on hand that amounted to $1,568 and $558, respectively.

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

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives (lease term in the case of leasehold improvements):

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

In addition, as required under “Intangibles – Goodwill and Other” subtopic of the FASB ASC, we perform annual tests for impairment of our indefinite-lived intangible assets. Our indefinite-lived intangible assets consist of values assigned to certain trademarks and other intangibles we have developed or acquired. As of December 31, 2011 and 2010, the intangible assets classified as indefinite lived assets total $2,458, which includes goodwill of $2,431 and corporate trademarks of $27 which is included in other intangible assets.

In connection with the acquisition of McAleer, ICS, and Version3, we allocated $3,258 in value to intangible assets. The estimated fair value of these acquired intangible assets is based upon an independent valuation, and is being amortized over the life of the assets.

As of December 31, 2011, other intangible assets had a carrying value of $2,156, net of accumulated amortization of $1,184, and are included in other intangible assets, net on the consolidated balance sheet. Of the $2,156, $27 consisted of intangible assets with an indefinite life with the remaining $2,129 amortizable as detailed below. As of December 31, 2010, other intangible assets had a carrying value of $2,359, net of accumulated amortization of $980, and are included in other intangible assets, net on the consolidated balance sheet. $27 of the $2,359 consisted of intangible assets with an indefinite life with the remaining $2,332 amortizable at December 31, 2010.

Amortization expense was $203 for the year ended December 31, 2011 and $288 for the year ended December 31, 2010. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2011 is expected to be as follows:

Year	Amortization Expense
2012	$177
2013	159
2014	151
2015	151
2016	151
Thereafter	1,340

Total	$2,129

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

The deferred income tax assets and liabilities at the end of the year are determined using the enacted statutory tax rates expected to be in effect when the taxes are actually due or refundable.

The Company has adopted the provisions under ASC Topic 740, “Income Taxes” (“ASC 740”) which requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense in its financial statements. Management is not aware of any uncertain tax positions as of December 31, 2011 and 2010.

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

Marketing, Business Promotion and Advertising

Marketing, business promotion and advertising costs are expensed as incurred. Such costs amounted to $556 and $518 for the years ended December 31, 2011 and 2010, respectively.

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 7 and Note 12. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

Subsequent Events Evaluation Date

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the filing date. The following events occurred subsequent to year-end and prior to the filing date. See Note 15 – Subsequent Events.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares (preferred stock, warrants and options, and including common shares held in escrow), outstanding during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the year ended December 31, 2011 and 2010, both prior to and after application of the treasury stock method.

	For the Years Ended December 31,
	2011	2010
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,570	6,504
Common stock held in escrow	200	500
Preferred stock	6,740	6,740
Warrants	125	992
Options	634	565

Total Weighted Average Shares Outstanding	14,269	15,301

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,570	6,504
Common stock held in escrow	200	500
Preferred stock	6,740	6,740
Warrants	—	—
Options	90	155

Total Weighted Average Shares Outstanding – Treasury Stock Method	13,600	13,899

Stock related activity for the year ended December 31, 2010

	Common stock (excluding shares held in escrow)	Common stock held in escrow	Preferred Stock	Warrants	Options
Outstanding at December 31, 2009	6,448	800	6,740	6,464	465

Issuances in 2010	72	—	—	—	196
Forfeitures/Expirations in 2010	—	(300)	—	(6,164)	(15)
Conversions and exercises in 2010	32	—	—	—	(31)

Outstanding at December 31, 2010	6,552	500	6,740	300	615

Stock related activity for the year ended December 31, 2011

	Common stock (excluding shares held in escrow)	Common stock held in escrow	Preferred Stock	Warrants	Options
Outstanding at December 31, 2010	6,552	500	6,740	300	615

Issuances in 2011	32	—	—	—	213
Forfeitures/Expirations in 2011	—	(300)	—	(300)	(131)
Conversions and exercises in 2011	—	—	—	—	—

Outstanding at December 31, 2011	6,584	200	6,740	—	697

For details of Warrant related activity, see Note 8 – Preferred Stock and Related Warrants, and for details of Option related activity see Note 10 – Stock-based Compensation.

The potential common shares calculated using the treasury stock method, including common stock held in escrow (and excluding warrants as their exercise price did not exceed the market price for the Company’s common stock), were used in the calculation of diluted earnings per share for the years ended December 31, 2011 and 2010.

NOTE 3 – ACCOUNTS RECEIVABLE

	December 31,
	2011	2010
Billed receivables	$10,797	$8,387
Unbilled receivables	186	314
Commission receivables and other	62	59
Allowance for sales returns	(137)	(55)
Allowance for doubtful accounts	(36)	(24)

Total accounts receivable, net	$10,872	$8,681

NOTE 4 – CONCENTRATION OF CREDIT RISK

For the years ended December 31, 2011 and 2010 our top ten clients constituted approximately 29% and 32% of our annual revenue, respectively. At December 31, 2011 and 2010, approximately 59% and 20%, respectively, of the Company’s net accounts receivable were due from the top ten customers. Potential losses from concentrations of credit risk with respect to trade accounts receivable are considered to be limited due to the number of the customers comprising the customer base, including significant amounts to be paid through government funding, and the Company’s ongoing credit evaluations of its customers.

For the years ended December 31, 2011 and 2010, approximately 60% and 57%, respectively, of the Company’s purchases were from three vendors. At December 31, 2011 and 2010, approximately 64% and 59%, respectively, of the Company’s accounts payable were due to these three vendors.

NOTE 5 – PROPERTY AND EQUIPMENT

	December 31,
	2011	2010
Furniture	$358	$292
Computer equipment	336	298
Office equipment	3,339	2,358
Leasehold improvements	289	221

Total	4,322	3,169

Accumulated Depreciation	(2,793)	(2,136)

Property and equipment, net	$1,529	$1,033

Depreciation expense charged to operations was $681 and $545 for the years ended December 31, 2011 and 2010, respectively.

NOTE 6 – COMPUTER SOFTWARE COSTS

	December 31,
	2011	2010
Capitalized computer software costs	$11,379	$9,429
Capitalized computer software from acquisitions	1,762	1,762
Accumulated amortization	(9,811)	(8,347)

Computer software costs, net	$3,330	$2,844

Amortization expense charged to cost of sales for the Financial Management Applications Segment was $1,097 and $1,184, and for the Cloud Services Segment was $367 and $324 for the years ended December 31, 2011 and 2010, respectively.

NOTE 7 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS

Bank Credit Facilities

The Company maintains a line of credit facility with its bank. The terms of the facility in place as of December 31, 2011 were as follows:

•	the maximum borrowable amount under the facility was $7.8 million;

•	the latest renewal prior to December 31, 2011, was on September 21, 2011, with a maturity date of July 3, 2013;

•	permissible purposes of the funds borrowed under the revolving facility included funding short-term working capital and general corporate purposes of the Company; and

•	the definition of the borrowing base included 50% of eligible inventory (with a maximum borrowing ability against eligible inventory of $1.0 million), and 80% of eligible accounts receivable.

On September 21, 2011, the Company entered into a modification of the line of credit facility, extending the maturity date from June 30, 2012 to July 3, 2013. Previously, on June 25, 2010, the Company entered into a modification of the line of credit facility temporarily increasing the line of credit from $7.0 million to $8.0 million, this increase to be reduced annually by $200 beginning January 31, 2011 until the balance reached $7.0 million on January 31, 2015 (assuming the facility would be customarily renewed with no significant change in borrowing ability and working capital needs). The increase in the bank’s revolving line of credit from $7.0 million to $8.0 million was for the purpose of accommodating a capital need to fund the June 2010 payments of $875, paid on and as agreed in an extension of, the Subordinated Notes (discussed below), while deferring any immediate impact on working capital line availability.

Other than the amendments noted above, the material obligations and provisions of the facility remained unchanged. Previous modifications also memorialized certain previously granted waivers to the restrictive covenants and requirements contained in the agreements with the bank. The bank granted waivers permitting us to enter into acquisitions, including the use of bank credit facility advances to fund such acquisitions, and incurring related mortgage indebtedness for acquired real estate subsequently sold. The bank also waived any cross-default relating to the subordinated notes payable to certain shareholders, which the Company did not repay at their May 2006 maturity. Such waivers and prior modifications have been disclosed in the Company’s previous filings on Forms 10-K, 10-Q and 8-K.

Under the Company’s bank facility, eligible accounts receivable balances essentially included all of the Company’s trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts were excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which the Company’s management have determined to be of doubtful collectability; and (iii) accounts due from any one of the Company’s customers if such accounts constitute more than 20% of the total eligible accounts. The loans bore interest at LIBOR plus 2.50%, subject to a 3% floor, payable monthly. LIBOR plus 2.50% was 2.77% at December 31, 2011 and 2.76% at December 31, 2010.

The Company’s domestic asset-based lending agreement was negotiated to exceed one year with the intent that borrowings on the revolving credit facility would be classified as long-term debt. However, pursuant to the “Debt-Classification of Revolving Credit Agreements Subject to Lock-Box Arrangement and Subjective Acceleration Clauses” subtopic of the FASB’s ASC (the “Revolving Credit Subtopic”), a revolving credit facility which includes both a subjective acceleration clause and a lock-box arrangement should be classified as a current liability. The Company’s revolving credit facility provided for a lock-box arrangement, whereby cash received is used to reduce the balance on a daily basis. Also, the Company’s revolver included a subjective acceleration clause, providing for acceleration upon a material change in the Company’s business or financial condition. This is a customary provision for revolving credit agreements. In accordance with the Revolving Credit Subtopic, the balance outstanding under the Company’s revolving credit facility has been classified as a current liability.

The Company maintained an equipment term loan which was modified and increased from time to time with a term of three to four years. The term loan was used periodically to refinance the Company’s capital expenditures initially financed through its bank credit facility and improve its availability under its bank credit facility for working capital purposes. The latest modification prior to September 30, 2011 was November 5, 2010. Pursuant to the modification, the equipment loan was increased from $113 to $1.1 million, and bore interest at 30-day LIBOR plus 250 basis points. Principal and interest were payable in thirty consecutive monthly payments of principal and interest of $40 continuing until April 30, 2013.

The amount outstanding on the equipment notes payable to the bank was $619 at December 31, 2011 and $1,074 at December 31, 2010. Subsequent to December 31, 2011 the Company refinanced its equipment note with a new financial institution, with substantially the same terms as under the previous note, except the amount financed was increased to $700. See Note 15 – Subsequent Events.

Scheduled principal payments under the Company’s notes payable following the refinance at March 6, 2012 and for the year ending December 31, 2011 are presented below:

	At March 6, 2012	Year Ended December 31, 2011
2012	$350	$469
2013	350	150

Total Principal Payments	$700	$619

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank, were secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company was required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company was required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the amended loan agreement, “EBITDA” means the total of (i) net income from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management is not aware of any debt covenant violations at December 31, 2011 and December 31, 2010.

The amended loan agreement also contained certain restrictive covenants. These include general prohibitions on: (i) disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the amended loan agreement prohibited the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank could accelerate the Company’s obligations under the amended loan agreement and the related promissory notes upon an event of default under the amended loan agreement. Events of default generally included the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $1,312 drawn on the facility as of December 31, 2011. There were no draws outstanding under the facility as of December 31, 2010.

See also Note 15 – Subsequent Events, which describes the Company’s refinancing of its line of credit and equipment notes on substantially the same terms as those above.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $763 at December 31, 2011, and $841 at December 31, 2010. On June 25, 2010, the Company and each of the holders of certain Subordinated Promissory Notes dated February 11, 2005 (the “Subordinated Notes”) entered into an Extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

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

The restructuring of the Subordinated Notes permits the Company to repay the remaining principal over the approximate seven-year period following the restructure. Although the Company may choose to repay the Subordinated Notes earlier, particularly as a result of superior financial performance, the arrangement removed a default and gives the Company flexibility in managing its future liquidity and capital needs. Such future needs might include future acquisitions, and increased working capital relating to significant sales growth as a result of a turnaround in the general economy or increased Federal funding of technology expenditures for education.

The Extension was formulated in cooperation with the Company’s then primary lender, RBC Bank (USA) (the “Bank”), which had previously waived any cross default under the Bank’s revolving and other credit facilities as a result of the previous default under the Subordinated Notes. In conjunction with the Company entering into the Extension, it also entered into a related modification of its credit facilities with the Bank.

Scheduled principal payments under the Company’s subordinated notes payable for the years ending December 31 are presented below:

2012	$67
2013	101
2014	117
2015	136
2016	157
Thereafter	185

Total Principal Payments	$763

Related Party Transactions

During 2011 and 2010 the Company made principal and interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, which owns all of the Company’s preferred shares. These payments were made on the subordinated notes payable which were associated with the reverse merger transaction which occurred in 2005, and were subject to an annual interest rate of 15% as of December 31, 2011. In 2011, principal and interest payments to the five original shareholders of CSI – South Carolina totaled $100 and principal and interest payments to Barron also totaled $100. In 2010, principal and interest payments to the five original shareholders of CSI – South Carolina totaled $553 and principal and interest payments to Barron also totaled $553.

Off Balance Sheet Instruments

As of December 31, 2011, and for the prior reporting periods, and through the filing date, CSI had no off-balance sheet instruments except for certain operating leases discussed in Note 9.

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

On May 13, 2009, pursuant to the terms of a Consulting Agreement with DC Consulting, LLC whereby DC Consulting provided investor relations services, we issued to DC Consulting common stock purchase warrants to purchase a total of 300 shares of our common stock. Under the agreement, if at any time prior to their stated expiration date (noted below) the market price for the Company’s common stock equaled or exceeded the warrant exercise price for a period of 30 days, and the warrants were not exercised, they expired.

Activity related to the common stock purchase warrants for the years ended December 31, 2011 and 2010 and outstanding balances are as follows:

Common Stock Purchase Warrants

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Exercise Price	$1.3972	$0.70	$2.0958	$0.85	$0.70	$1.00	$1.20
Expiration Date	2/10/2010	2/10/2010	2/10/2010	2/10/2010	6/1/2011	6/1/2011	6/1/2011

Warrant related activity for the year ended December 31, 2011 and 2010

	Warrant A1	Warrant A2	Warrant B1	Warrant B2	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2009	2,000	555	2,000	1,609	100	100	100

Issued – year ended December 31, 2010	—	—	—	—	—	—	—
Exercised – year ended December 31, 2010	—	—	—	—	—	—	—
Expired – year ended December 31, 2010	(2,000)	(555)	(2,000)	(1,609)	—	—	—

Outstanding at December 31, 2010	—	—	—	—	100	100	100

Issued – year ended December 31, 2011	—	—	—	—	—	—	—
Exercised – year ended December 31, 2011	—	—	—	—	—	—	—
Expired – year ended December 31, 2011	—	—	—	—	(100)	(100)	(100)

Outstanding at December 31, 2011	—	—	—	—	—	—	—

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

See also Note 15 with respect to the Company’s adoption of a shareholder rights plan.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

Operating leases

The Company leases certain facilities and equipment under various operating leases. At December 31, 2011, future minimum lease payments under non-cancelable leases are:

2012	$1,069
2013	923
2014	702
2015	185
2016	46

Total Payments	$2,925

Rent expense for the years ended December 31, 2011 and 2010 was $1,179 and $1,070, respectively.

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

On April 1, 2008 the Company entered into a one year lease with Edge Developments, LLC for 18,000 square feet of warehouse space located at 903B East Main Street, Easley, SC. The terms of this lease required monthly payments of $4, which are included in the rent expense disclosed above, and expired on March 31, 2010. On March 23, 2010, the Company entered into a one year lease with Edge Developments, LLC for 30,000 square feet of warehouse space at 903A East Main Street, Easley, SC. The terms of this lease require monthly payments of $5, which are included in the schedule and rent expense above, and expired on March 31, 2011, at which point the Company occupied the facility under a month to month arrangement. On July 8, 2011, the Company amended the lease dated March 23, 2010. This amendment now requires monthly payments of $6 and extends the terms of the lease for one year. The lease is now set to expire on June 30, 2012. The future minimum lease payments under this lease are included in the schedule above.

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

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. The future minimum lease payments for leases executed under the program as of December 31, 2011 are included in the schedule above.

Executive Officer Employment Agreements

The Company entered into separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009, with terms similar to their prior agreements. The term of all the employment agreements was three years, expiring on February 28, 2012. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate annual commitment is $0.9 million. The aggregate commitment for future salaries at December 31, 2011, excluding bonuses, was approximately $0.1 million.

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

In 2005, the Company assumed the stock based employee compensation plan of CSI – South Carolina as a result of the reverse merger. The Company granted options to purchase 70 shares of common stock in the first quarter of 2007 as a result of the McAleer acquisition which closed on January 2, 2007, and an additional 30 shares of common stock subsequently, related to this acquisition. In November 2007 the Company granted options to purchase an additional 100 shares to key employees. In the first quarter of 2008 the Company granted options to purchase an additional 20 to other employees. In April 2009 the Company granted options to purchase an additional 50 shares to its Chief Executive Officer (in lieu of a portion of a salary adjustment in connection with the renewal of her executive employment agreement). Commitments under executive agreements are discussed further under Executive Officer Employment Agreements in Note 9. In June 2010, the Company granted options to purchase 196 shares of common stock to a key and other employees. The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model.

Assumptions used in calculation of fair value
	For the Years Ended December 31,
	2011	2010
Expected term (in years)	7	7
Expected volatility	208%	169%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.3%	2.8%

Stock options
Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	158	$0.12	November 1, 2012
Options granted to key employees	80	$1.42	November 9, 2017
Options granted to other employees	10	$1.09	May 28, 2018
Options granted to key employees	50	$0.70	April 17, 2019
Options granted to a key employee and other employees	186	$0.70	June 1, 2020
Options granted to a key employee and other employees	213	$0.70	June 1, 2021

The following table summarizes option activity under the plans for the year of 2010:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	465	$0.64	5.74	$(21)
Granted	196	0.70
Exercised	(31)	0.17
Forfeited/expired	(15)	0.86

Outstanding at December 31, 2010	615	$0.68	6.31	$(44)

Exercisable at December 31, 2010	415	$0.67	4.83	$(29)

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

The following table summarizes option activity under the plans for the year of 2011:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	615	$0.68	6.31	$(44)
Granted	213	0.70
Exercised	—	—
Forfeited/expired	(131)	0.86

Outstanding at December 31, 2011	697	$0.65	6.61	$(282)

Exercisable at December 31, 2011	360	$0.61	4.12	$(130)

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.25 as of December 31, 2011 and the exercise price multiplied by the number of options outstanding as of that date.

As of December 31, 2011 there remained $93 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately three years.

Non-employee Compensation

The Company issued 32 shares of common stock to non-employee directors under the plan during 2011. The Company issued 43 shares of common stock to non-employee directors under the plan during 2010. Outside of the plan, the Company issued non-employee based stock awards of 30 shares of common stock in 2010 as compensation for investor relations services pursuant to the terms of a Consulting Agreement with its investor relations firm (see also Note 8).

Total stock based compensation for 2011 was $110, of which, $22 related to the stock issued to the Company’s non-employee directors and the remaining $88 is related to employee stock compensation (wage-related). Employee stock compensation (wage related) is included in the income statement categories of cost of sales or departmental operating expense categories as appropriate.

Total stock based compensation for 2010 was $113, of which, $21 related to the stock issued to the Company’s investor relations firm, $30 related to the stock issued to the Company’s non-employee directors, $(3) related to forfeitures of stock options granted from acquisition, and the remaining $65 is related to employee stock compensation (wage-related). Employee stock compensation (wage related) is included in the income statement categories of cost of sales or departmental operating expense categories as appropriate.

No additional non-employee based stock awards were granted in 2011 or 2010.

NOTE 11 – DEFINED CONTRIBUTION PLAN

In 2007, the Company established a 401(k) defined contribution plan for the benefit of its employees, and terminated the Simple IRA savings plan maintained in previous years. Employees of the Company may participate in the 401(k) plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement. The Company’s contributions to the plan, as determined by management, are discretionary and are allocated among the participants based on the participants’ contributions. Contributions to the 401(k) plan were $298 for the year ended December 31, 2011 and $143 for the year ended December 31, 2010, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

Payments of principal and interest on the subordinated notes payable are transactions with related parties. For details, see Note 7 – Long-Term and Short-Term Debt, Including Related Party Transactions, and Off-Balance Sheet Instruments. There were no other related party transactions reportable for the year ended December 31, 2011.

NOTE 13 – INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Current income tax expense (benefit):
Federal	$(312)	$87
State	(4)	16

Total current	(316)	103

Change in deferred income taxes:
Federal	391	297
Other	(114)	33

Total deferred	277	330

Income tax expense	$(39)	$433

The gross amounts of deferred tax assets (liabilities) as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$51	$20
Allowance for sales returns	14	9
Trademarks	23	25
Computer software costs	195	199
Other intangible	4	3
Vacation accrual	218	227
Net operating loss carryforwards	242	214
Contribution carryforwards	2	—
Acquisition related expenses	28	29
Deferred stock compensation	98	104
SC jobs tax credit carryforwards	305	95

Gross deferred tax assets	1,180	925

Deferred tax liabilities:
Goodwill	(258)	(195)
Depreciation	(497)	(249)
Trademarks	(249)	(271)
Other intangibles	(32)	(30)
Prepaid expenses	(95)	(52)
Computer software costs	(1,245)	(1,047)

Gross deferred tax liabilities	(2,376)	(1,844)

Net deferred tax liability	$(1,196)	$(919)

The net deferred tax liability is classified in the accompanying consolidated Balance Sheets as follows:

	December 31,
	2011	2010
Current portion	$(990)	$(693)
Long-term portion	(206)	(226)

Total	$(1,196)	$(919)

As of December 31, 2011 the Company had net loss carryforwards of approximately $0.5 million, with various expiration dates through 2024. The net loss carryforwards relate to the operating losses of VerticalBuyer, prior to the reverse merger with CSI-South Carolina and the Version3 acquisition.

Reconciliation between income tax expense and the amount computed by applying the federal statutory rate of 34 percent to income before income taxes for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010

Tax expenses at statutory rate	$69	34.0%	$301	34.0%
State income tax, net of federal income tax benefit	(1)	-0.3%	34	3.8%
Nondeductible portion of meals and entertainment costs	46	22.6%	49	5.6%
Nondeductible registration costs	5	2.5%	4	0.5%
Change in valuation allowance	(166)	-81.9%	—	0.0%
Other miscellaneous items	8	3.9%	45	5.0%

	$(39)	-19.2%	$433	48.9%

The Company qualified for and earned South Carolina jobs tax credits in fiscal years 2005 through 2011 of $896. Of this amount, approximately $29 was utilized in 2007, approximately $47 was utilized in 2008, approximately $17 was utilized in 2009, approximately $7 was utilized in 2010, and no credits are expected to be utilized in 2011. Excess credits not utilized in a given tax year are carryforwards to be utilized in future tax years. Credits can be carried forward 15 years. The Company has approximately $796 in credits carrying forward to be utilized in future tax years producing an approximate gross deferred tax benefit of $525 (net of applicable federal income tax effect).

The Company applies the principles for recording its South Carolina jobs tax credits established in Emerging Issues Task Force (“EITF”) 94-1, whereby the accounting task force reached consensus that it is not appropriate to record the entire future years’ benefits for increases based on the current year’s events which give rise to the potential but not guarantee the benefits in future years (that is the credits that might be available to be taken in future tax years due to current year events (e.g. for job increases, those increases which must be sustained into future years, but for which the Company would not be eligible without current year increases), should not be recognized in the financial statements prior to their inclusion (e.g. future validity that the jobs were actually sustained and reported as such) in the Company’s tax returns. In other words, a more-likely than not principle, for example, that future job credits, only made available and eligible by a current year increase, will be sustained, is not sufficient basis for recording currently the possible impact of the current year’s events on the future, as it relates to tax credits).

According to FASB ASC topic 740 (“ASC 740”), “Income Taxes,” such tax credit carryovers are to be recorded as assets and reductions of tax expense to the extent it is more likely than not that the taxable income in future periods will be sufficient to utilize the credits earned and employment levels will not decrease (causing a loss of credits earned in prior years). ASC 740 also requires that, on an ongoing basis, management assess any changes in conditions which may affect the likelihood of realizing these tax credit carryovers and that a valuation allowance be established should a degree of uncertainty about the likelihood of realizing these credit carryovers become apparent. A valuation allowance would be established with a charge against income. Based on management’s review of the Company’s historical and current performance and its plans for future growth including acquisitions, the introduction of new products, the expansion of existing products and expansion into new markets, and the earning of additional significant tax credits for the year 2011, management believes it is more likely than not that the Company will not be able to fully utilize these tax credit carryovers and a valuation allowance is considered necessary at this time. Accordingly, the Company has established a valuation allowance of $221 (net of applicable federal income tax effect) for 2011. The Company had previously established a valuation allowance of $381 (net of applicable federal income tax effect) for 2010. The $166 decrease in the valuation allowance was based on the emergence of new evidence during 2011 supporting future growth resulting in higher levels of expected future taxable income against which the credit carryovers may be utilized.

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

Prior to the year ended 2010, the Company reported its operations in two segments, the Software Applications Segment and the Technology Solutions Segment. In the process of its budgeting cycle for 2011, management elected to give more weight to the separation of the Cloud Services offerings due to consideration of the factors above and the recent introduction of additional offerings in this group and the amount of investment being made to support them. This also resulted in further breakout of the 2010 and 2009 year numbers for purposes of comparing historical information to the new budget format. As a result of this change in focus, the Company has elected to report its year end numbers with the additional breakout of its former Software Applications Segment into the separate Financial Applications and Cloud Services Segments, increasing the number of segments reported from two to three. All prior year 2010 amounts have been restated to match the current year’s segment reclassifications.

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

The following tables summarize information about segment income for the years ended December 31, 2011 and 2010 and assets allocated to segments as of December 31, 2011 and 2010.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Year ended December 31, 2011
Net sales and service revenue	$13,689	$1,176	$40,187	$55,052
Gross profit (loss)	5,355	(1,269)	6,622	10,708
Segment income (loss)	1,688	(2,479)	1,731	(*	)
Segment assets	9,139	3,493	10,236	22,868

Year ended December 31, 2010
Net sales and service revenue	$13,652	$954	$38,067	$52,673
Gross profit (loss)	5,929	(622)	5,428	10,735
Segment income (loss)	2,423	(1,967)	1,146	(*	)
Segment assets	9,557	2,563	7,807	19,927

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Income (GAAP measure):

	For the Years Ended December 31,
	2011	2010
Segment income (loss):
Financial Management Applications Segment	$1,688	$2,423
Cloud Services Segment	(2,479)	(1,967)
Technology Solutions Segment	1,731	1,146

TOTAL SEGMENT INCOME	940	1,602

Less: merger-related and compliance costs
Stock compensation – non-cash	(22)	(48)
Professional and legal compliance costs	(522)	(429)

OPERATING INCOME Per consolidated Statements of Income	$396	$1,125

NOTE 15 – SUBSEQUENT EVENTS

Refinancing of Line of Credit and Equipment Notes

On March 6, 2012, the Company refinanced its line of credit and equipment notes with substantially the same terms as its prior line, except that the limit was increased to $8.0 million for the line of credit and to $700 for the equipment note, at a slightly lower interest rate (LIBOR plus 2.25% versus the former LIBOR plus 2.5%) with similar termination dates with another financial institution. The Company incurred $53 in connection with the refinancing.

Shareholder Rights Plan

On March 1, 2012, the Company’s Board of Directors adopted a shareholder rights plan (the “Rights Plan”) as set forth in a rights agreement dated March 5, 2012, between the Company and Continental Trust Company, N.A., as rights agent, (the “Rights Agreement”). The Board declared a dividend of one common share purchase right (a “Right”) for each outstanding share of common stock, $0.001 par value (the “Common Shares”), of the Company, outstanding as of the close of business on March 6, 2012, (the “Record Date”). The Rights Agreement directed the rights agent to distribute the Rights in accordance with the Rights Plan. Initially, no separate certificate representing the Rights (a “Rights Certificate”) will be issued.

Upon becoming exercisable, each Right will entitle the registered holder to purchase from the Company one Common Share of the Company (or in certain circumstances a similar security, cash or other assets of the Company), at a purchase price of $3.00 per Common Share (the “Purchase Price”), subject to adjustment. In addition, one Right will automatically attach to each share of Common Stock (subject to adjustment) that will become outstanding between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (each, as defined below).

Under the Rights Plan separate Right Certificates will be mailed to holders of record of the Common Shares as of the close of business on the earlier to occur of (i) the tenth business day following the earlier of (a) a public announcement or disclosure indicating that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding Common Shares and (b) the date that a majority of the Board become aware of such acquisition and (ii) the tenth business day (or such later date as the Board may determine prior to such time as any person or group becomes an Acquiring Person) following the commencement of, or first public announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding Common Shares (the earlier of such dates being the “Distribution Date”). An Acquiring Person will not include, among other things, any person who or which would otherwise be deemed an Acquiring Person upon the adoption of the Rights Agreement unless that person subsequently acquires or becomes the Beneficial Owner of additional Common Shares.

The Rights Agreement provides that, until the Distribution Date, (i) the Rights will be transferred with and only with the Common Shares, (ii) new Common Share certificates issued after the Record Date upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference, and the initial transaction statement or subsequent periodic statements with respect to uncertificated Common Shares, if any, that are registered after the Record Date upon transfer or new issuance of such Common Shares will also contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common Shares, or the registration of transfer of ownership in the Company’s share register with respect to uncertificated Common Shares, outstanding as of the Record Date will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate or registration.

The Rights are not exercisable until the Distribution Date. The Rights will expire on March 2, 2022 (the “Final Expiration Date”), unless the Final Expiration Date is amended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

As soon as practicable after the Distribution Date, Right Certificates will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date, and thereafter, the separate Right Certificates alone will represent the Rights.

Flip-In – If a person or group becomes an Acquiring Person at any time after the date of the Rights Agreement (with certain limited exceptions), each holder of a Right will thereafter have the right to receive, upon exercise, Common Shares (or, in certain circumstances, other similar securities of the Company, cash, or assets of the Company) having a value equal to two times the Purchase Price of the Right. Notwithstanding any of the foregoing, following the existence of an Acquiring Person, all Rights that are, or were, beneficially owned by any Acquiring Person will be null and void.

Flip-Over – In the event at any time after a person becomes an Acquiring Person that (i) the Company consolidates or merges with any other person, (ii) any person engages in a consolidation or merger with the Company where the outstanding Common Shares are exchanged for securities, cash or property of the other person and the Company is the surviving corporation or (iii) 50% or more of the Company’s assets or earning power is sold or transferred, proper provision will be made so that each holder of a Right shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price of the Right.

Exchange – At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, at an exchange ratio of one Common Share per Right (subject to adjustment).

Redemption – At any time prior to the Distribution Date, the Board may redeem the Rights, in whole but not in part, at a price of $0.0001 per Right (the “Redemption Price”). The redemption of the Rights may be made effective at such time (the “Redemption Date”) on such basis with such conditions as the Board, in its sole discretion, may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

Series A Preferred Stock Limitation – Notwithstanding anything in the Rights Agreement to the contrary, in no event shall a Right be exercisable for a Common Share at an effective price per Common Share of less than the “Conversion Value” of the Company’s Series A Convertible Preferred Stock (as defined therein) as in effect at the time of such exercise. If, as a result of the operation of a Flip-In or a Flip-Over or otherwise, the effective price per Common share would be less than the Conversion Value of the Series A Convertible Preferred Stock, then the price per Common Share shall be increased to the Conversion Value. This limitation shall be null and void and of no further force or effect immediately upon such time as there are no shares of Series A Convertible Preferred Stock outstanding.

Executive Officer Employment Agreements

The employment agreements with the four most highly compensated executive officers renewed on February 29, 2012 for an additional one year term with an aggregate annual commitment of $0.9 million. See Note 9 – Commitments, Contingencies, and Subsequent Events for additional information concerning the agreements.

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 (“the Evaluation Date”). Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective for the reporting period ended December 31, 2011, such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company’s CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives for assurance with respect to the financial preparation and presentation. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

(Amounts in thousands, except where specifically stated)

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with our bank is a facility under which we may borrow, repay and then re-borrow. Advances and repayments under the credit facility occur daily, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through March 20, 2012. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through November 7, 2011 was previously disclosed in our Form 10-Q dated September 30, 2011.

Date	Loan Balance
November 14, 2011	$2,708
November 21, 2011	3,409
November 29, 2011	2,165
December 12, 2011	1,615
December 27, 2011	805
January 6, 2012	1,723
January 25, 2012	361
February 13, 2012	1,010
February 24, 2012	—
March 16, 2012	940
March 19, 2012	340

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

In response to this Item, the information contained under the headings “Election of Directors,” “Governance of the Company,” and “Securities Ownership” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2012 is incorporated herein by reference.

Item 11.	Executive Compensation.

In response to this Item, the information contained under the headings “Governance of the Company – Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2012 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In response to this Item, the information contained under the heading “Securities Ownership” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2012 is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain equity compensation plan information for the Company as of December 31, 2011.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	697,420	(1)	$0.65	581,767	(2)

(1)

Includes 205,203 shares underlying options held by non-executive officers of the Company, pursuant to the former incentive plan of CSI – South Carolina, which options were assumed by the Company in its February 2005 merger with CSI – South Carolina.

(2)	Reflects shares available for award under our 2005 Incentive Compensation Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In response to this Item, the information contained under the headings “Certain Relationships and Related Transactions” and “Governance of the Company” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2012 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

In response to this Item, the information contained under the heading “Audit Information” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2012 is incorporated herein by reference (except for the Report of the Audit Committee of the Board of Directors).

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

COMPUTER SOFTWARE INNOVATIONS, INC.

	By:	/s/ Nancy K. Hedrick
Date: March 28, 2012		Nancy K. Hedrick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nancy K. Hedrick Nancy K. Hedrick	President and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2012

/s/ David B. Dechant David B. Dechant	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2012

/s/ Anthony H. Sobel Anthony H. Sobel	Chairman, Director	March 28, 2012

/s/ Shaya Phillips Shaya Phillips	Director	March 28, 2012

/s/ Jeffrey A. Bryson Jeffrey A. Bryson	Director	March 28, 2012

/s/ Thomas P. Clinton Thomas P. Clinton	Senior Vice President of Strategic Relationships and Director	March 28, 2012

INDEX TO EXHIBITS

Exhibit Number	Document

2.1	Agreement and Plan of Merger dated as of February 10, 2005, between the Company and Computer Software Innovations, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed February 16, 2005).

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed November 14, 2005).

3.1.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Computer Software Innovations, Inc. filed with the Delaware Secretary of State on March 28, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed March 29, 2006).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed March 29, 2006).

4.1	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed November 14, 2005).

4.2	Rights Agreement, dated March 5, 2012, between Computer Software Innovations, Inc and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed March 6, 2012).

10.1	Preferred Stock Purchase Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 16, 2005).

10.2	First Amendment to the Preferred Stock Purchase Agreement dated November 7, 2005 between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed November 14, 2005).

10.3	Registration Rights Agreement dated as of February 10, 2005, between the Company and Barron Partners LP (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed February 16, 2005).

10.4	First Amendment to the Registration Rights Agreement dated November 7, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed November 14, 2005).

10.5	Warrant Amendment and Exchange Agreement between Computer Software Innovations, Inc. and Barron Partners LP dated December 29, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2007).

10.6	Subordinated Promissory Note payable to Barron Partners LP by the Company dated February 11, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed February 16, 2005).

10.7	Form of Subordinated Promissory Notes payable by the Company to each of Nancy K. Hedrick, Thomas P. Clinton, Joe G. Black, Beverly N. Hawkins and William J. Buchanan, respectively, dated February 11, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed February 16, 2005).

10.8	Agreement for the Extension of Subordinated Notes and Waiver between the Company and Barron Partners LP, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton, William J. Buchanan and Joe G. Black dated April 23, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K, filed April 29, 2008).

10.9	Extension of Subordinated Notes and Waiver dated May 12, 2009 between the Company, Barron Partners LP, Joe G. Black, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton, and William J. Buchanan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed May 15, 2009).

10.10	Extension of Subordinated Notes and Waiver dated June 24, 2010 (executed June 25, 2010) between Computer Software Innovations, Inc. and Barron Partners LP, Joe G. Black, Nancy K. Hedrick, Beverly N. Hawkins, Thomas P. Clinton and William J. Buchanan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 1, 2010).

10.11*	Employment Agreement dated as of March 1, 2009 between the Company and Nancy K. Hedrick (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 5, 2009).

10.12*	Employment Agreement dated as of March 1, 2009, between the Company and Thomas P. Clinton (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed March 5, 2009).

10.13*	Employment Agreement dated as of March 1, 2009, between the Company and William J. Buchanan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed March 5, 2009).

10.14*	Employment Agreement dated as of March 1, 2009, between the Company and Beverly N. Hawkins (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed March 5, 2009).

10.15*	Employment Agreement dated as of May 6, 2005, between the Company and David B. Dechant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed May 9, 2005).

10.16	Form of CSI-South Carolina Equity Incentive Plan as adopted and approved by the stockholders on August 1, 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K, filed March 28, 2005).

10.17	Form of Non-qualified Stock Option Agreement between CSI-South Carolina and certain non-executive personnel pursuant to the CSI Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K, filed March 28, 2005).

10.18	Form of Option Repurchase Agreement between CSI-South Carolina and certain non-executive personnel effective February 7, 2005 (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K, filed March 28, 2005).

10.19	Amended and Restated Loan and Security Agreement between RBC Bank (USA) and Computer Software Innovations, Inc. dated September 14, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 14, 2007).

10.20	Amended and Restated Commercial Promissory Note in the Amount of $7,000,000 payable by Computer Software Innovations, Inc. to RBC Bank (USA) dated September 14, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed September 14, 2007).

10.21	Second Amended and Restated Commercial Note dated June 25, 2010 from Computer Software Innovations, Inc. to RBC Bank (USA) in the amount of $8,000,000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed July 1, 2010).

10.22	Commitment Letter between Computer Software Innovations, Inc. and RBC Bank (USA) dated September 10, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed September 14, 2007).

10.23	Commercial Promissory Note in the Amount of $800,000 payable by Computer Software Innovations, Inc. to RBC Bank (USA) dated January 2, 2007 (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed January 5, 2007).

10.24	Amended and Restated Commercial Promissory Note in the amount of $1,112,827.00 dated November 5, 2010 from the Company payable to RBC Bank (USA) (incorporated by reference to Exhibit 10.1 to the Company’s 8-K, filed November 12, 2010).

10.25	Waiver Agreement regarding Payment on Subordinated Notes between the Company and RBC Bank (USA) dated April 23, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K filed April 29, 2008).

10.26	Modification to Revolving Facility between the Company and RBC Bank (USA) dated June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed July 16, 2008).

10.27	Waiver Letter between the Company and RBC Bank (USA) dated August 8, 2008, relating to the Company engaging in certain operating leases (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 14, 2008).

10.28	Waiver Letter between the Company and RBC Bank (USA) dated August 18, 2008, relating to the acquisition by the Company of Version3, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed August 20, 2008).

10.29	Modification Agreement between the Company and RBC Bank (USA) dated September 11, 2008 (incorporated by reference to the Company’s Form 8-K, filed September 17, 2008).

10.30	Modification Agreement between the Company and RBC Bank (USA) dated November 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 20, 2008).

10.31	Waiver Letter between the Company and RBC Bank (USA) dated May 12, 2009, relating to payments on, and amendments to, certain Subordinated Notes held by shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed May 15, 2009).

10.32	Modification Agreement between the Company and RBC Bank (USA) dated December 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 23, 2009).

10.33	Modification Agreement dated June 25, 2010 between Computer Software Innovations, Inc. and RBC Bank (USA) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed July 1, 2010).

10.34	Modification Agreement dated November 5, 2010 between the Company and RBC Bank (USA) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed November 12, 2010).

10.35	Modification Agreement between the Company and RBC Bank (USA) dated September 21, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s form 8-K, filed September 23, 2011).

10.36	Credit Agreement between Computer Software Innovations Inc. and Fifth Third Bank dated as of March 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s form 8-K, filed March 12, 2012).

10.37	Commercial Promissory Note in the amount of $700,000 payable by Computer Software Innovations, Inc. to Fifth Third Bank dated March 6, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s form 8-K, filed March 12, 2012).

10.38	Commercial Promissory Note in the amount of $8,000,000 payable by Computer Software Innovations, Inc. to Fifth Third Bank dated March 6, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s form 8-K, filed March 12, 2012).

10.39	Security Agreement between Computer Software Innovations Inc. and Fifth Third Bank dated as of March 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s form 8-K, filed March 12, 2012).

10.40*	Computer Software Innovations, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 9, 2005).

10.41*	Amendment to the Company’s 2005 Incentive Compensation Plan approved by the stockholders at the Company’s annual meeting held on May 7, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q, filed May 13, 2008).

10.42*	Form of Restricted Stock Agreement entered into by and between the Company and Anthony H. Sobel, Shaya Phillips and Thomas V. Butta dated February 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed February 27, 2006).

10.43*	Restricted Stock Agreement by and between the Company and Jeffrey A. Bryson dated June 20, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB, filed August 14, 2006).

10.44*	Nonqualified Stock Option Agreement between the Company and David B. Dechant dated November 30, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed December 3, 2007).

10.45*	Computer Software Innovations, Inc. 2005 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 9, 2005).

10.46	Company’s 2008 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed July 17, 2008).

10.47**	Education Business Partner Agreement between the Company d/b/a CSI Technology Outfitters and Promethean, Inc. effective as of January 3, 2012.

10.48	Letter Agreement by and between the Company and RBC Bank (USA) dated September 3, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed September 4, 2009).

10.49	Asset Purchase Agreement for the Acquisition of Assets of McAleer Computer Associates, Inc. by Computer Software Innovations, Inc. dated November 27, 2006 among Computer Software Innovations, Inc., McAleer Computer Associates, Inc. and William J. McAleer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 1, 2006).

10.50	Bill of Sale by McAleer Computer Associates, Inc. in favor of Computer Software Innovations, Inc. dated January 2, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed January 5, 2007).

10.51	Assignment and Assumption Agreement between McAleer Computer Associates, Inc. and Computer Software Innovations, Inc. (executed January 2, 2007) (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed January 5, 2007).

10.52	Confidentiality, Noncompetition and Nonsolicitation Agreement by and among Computer Software Innovations, Inc.; McAleer Computer Associates, Inc.; and William J. McAleer dated January 2, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed January 5, 2007).

10.53	Asset Purchase Agreement executed March 31, 2008, to be effective April 1, 2008, by and among Computer Software Innovations, Inc., ICS Systems, Inc. and Michael Byers (incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K, filed April 4, 2008).

10.54	Lease by and between Byers Property, L.L.C. and Computer Software Innovations, Inc. made April 1, 2008 (incorporated by reference to Exhibit 10.02 to the Company’s Form 8-K, filed April 4, 2008).

10.55	Lease Amendment by and between Chuck Yeager Real Estate, Agent for Owner – Shag Development Corp. and Computer Software Innovations, Inc. dated February 8, 2011 (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K, filed March 25, 2011).

10.56	Amended and Restated Master Equity Lease by and among Enterprise Fleet Management, Inc., Enterprise FM Trust and the Company dated October 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 19, 2010).

10.57	Maintenance Agreement between Enterprise Fleet Management, Inc. and the Company dated October 13, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed October 19, 2010).

10.58	Contract of Purchase and Sale between the Company and Employee Liability Management, Inc. dated August 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed august 18, 2008).

10.59	Agreement and Plan of Reorganization dated August 18, 2008 by and among Computer Software Innovations, Inc., Version3, Inc. and the shareholders of Version3, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 20, 2008).

14	Computer Software Innovations, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-KSB filed April 2, 2007).

21**	List of Subsidiaries.

23**	Consent of Elliott Davis, LLC.

31.1**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Schema

101.CAL***	XBRL Taxonomy Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Definition Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.PRE***	XBRL Taxonomy Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Pursuant to Rule 406T of Regulation S-T, exhibits marked with three asterisks (***) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.