Form 10-Q
period 2012-03-31
Computer Software Innovations, Inc.
filed 2012-05-15
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2012
Common Stock, $0.001 par value per share	6,664,191 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share data)	Three Months Ended
	March 31, 2012	March 31, 2011
REVENUES
Financial Management Applications Segment	$3,557	$3,313
Cloud Services Segment	343	196
Technology Solutions Segment	7,899	6,574

Net sales and service revenue	11,799	10,083
COST OF SALES
Financial Management Applications Segment
Cost of sales, excluding depreciation, amortization and capitalization	2,175	1,969
Depreciation	33	26
Amortization of capitalized software costs	255	236
Capitalization of software costs	(120)	(291)

Total Financial Management Applications Segment cost of sales	2,343	1,940

Cloud Services Segment
Cost of sales, excluding depreciation, amortization, impairment and capitalization	826	564
Depreciation	95	48
Amortization and impairment of capitalized software costs	1,484	68
Capitalization of software costs	—	(112)

Total Cloud Services Segment cost of sales	2,405	568

Technology Solutions Segment
Cost of sales, excluding depreciation	6,833	5,854
Depreciation	26	24

Total Technology Solutions Segment cost of sales	6,859	5,878

Total cost of sales	11,607	8,386

Gross profit	192	1,697

OPERATING EXPENSES
Research and development	10	26
Selling costs	1,343	1,197
Marketing costs	76	129
Stock based (non-employee wage) compensation	—	8
Professional and legal public company compliance costs	259	71
Depreciation and amortization	754	106
Other general and administrative expenses	910	873

Total operating expenses	3,352	2,410

Operating loss	(3,160)	(713)

OTHER EXPENSE
Interest expense	(42)	(42)
Amortization of deferred loan costs	(3)	—

Other expense	(45)	(42)

Loss before income taxes	(3,205)	(755)

INCOME TAX EXPENSE (BENEFIT)	(1,182)	(209)

NET LOSS	$(2,023)	$(546)

BASIC LOSS PER SHARE	$(0.31)	$(0.08)

DILUTED LOSS PER SHARE	$(0.31)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING:
— Basic	6,584	6,554

— Diluted	6,584	6,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	7,101	10,872
Inventories	2,394	1,568
Prepaid expenses	342	374
Income taxes receivable	855	608

Total current assets	10,692	13,422

PROPERTY AND EQUIPMENT, net	1,487	1,529
COMPUTER SOFTWARE COSTS, net	1,712	3,330
DEFERRED TAX ASSET	121	—
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	1,505	2,156

Total assets	$17,948	$22,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,002	$3,587
Deferred revenue	6,634	8,558
Deferred tax liability	382	990
Bank line of credit	697	1,312
Current portion of notes payable	469	469
Current portion of subordinated notes payable to shareholders	69	67

Total current liabilities	12,253	14,983

LONG-TERM DEFERRED TAX LIABILITY, net	—	206
NOTES PAYABLE, less current portion	192	150
SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS, less current portion	672	696

Total liabilities	13,117	16,035

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,740 shares issued and outstanding	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,584 shares issued and outstanding, respectively	7	7
Additional paid-in capital	9,369	9,369
Accumulated deficit	(4,480)	(2,457)
Unearned stock compensation	(72)	(93)

Total shareholders’ equity	4,831	6,833

Total liabilities and shareholders’ equity	$17,948	$22,868

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2011	$7	$7	$9,369	$(2,457)	$(93)	$6,833
Stock based compensation	—	—	—	—	21	21
Net loss for the three months ended March 31, 2012	—	—	—	(2,023)	—	(2,023)

Balances at March 31, 2012	$7	$7	$9,369	$(4,480)	$(72)	$4,831

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)	Three Months Ended
	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES
Net loss	$(2,023)	$(546)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, amortization and impairment	2,650	508
Stock compensation expense, net	21	28
Deferred income taxes	(935)	35

Changes in deferred and accrued amounts
Accounts receivable	3,771	1,290
Inventories	(826)	(280)
Prepaid expenses	32	(104)
Accounts payable	415	236
Deferred revenue	(1,924)	(907)
Income taxes receivable/payable	(247)	(250)

Net cash provided by operating activities	934	10

INVESTING ACTIVITIES
Purchases of property and equipment	(161)	(212)
Capitalization of computer software	(120)	(403)

Net cash used for investing activities	(281)	(615)

FINANCING ACTIVITIES
Net repayments under line of credit	(615)	—
Borrowings under notes payable	197	—
Repayments of notes payable	(177)	(131)
Payment of debt issuance costs	(58)	—

Net cash used for financing activities	(653)	(131)

Net change in cash and cash equivalents	—	(736)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,578

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$47	$42
Income Taxes	$—	$5

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in thousands, except per share data and where specifically stated)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Organization

Computer Software Innovations, Inc. (formerly VerticalBuyer, Inc.) (the “Company”, “CSI” or “we”), a Delaware corporation, was incorporated on September 24, 1999. The Company currently trades in the over the counter market and is reported on the OTC Bulletin Board under the symbol “CSWI.OB.”

In the first quarter of 2005, the Company concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of the Company’s common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into the Company (“reverse merger”), the Company’s issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of the Company’s name to “Computer Software Innovations, Inc.” At the time, VerticalBuyer was a public shell, having disposed of all prior operations, and CSI – South Carolina merged into the shell in a “reverse merger” transaction. In this transaction, the historical records of Vertical Buyer prior to the merger for future reporting purposes become those of the acquirer, in this case CSI – South Carolina, as the prior operations of VerticalBuyer are not comparable to its future operations, which are those carried over from CSI – South Carolina. The Company’s historical references are now to operations reported under CSI – South Carolina since its start in late 1989 and formal organization in 1990. Thus, CSI’s operations have existed for more than 20 years, 10 years beyond its new corporate organization’s (VerticalBuyer’s) incorporation which occurred in 1999.

Description of business

The Company is engaged in the business of development and sales of internally developed software, sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware–based solutions.

The Company began as an internal developer of software in 1989. The Company’s internally developed software consists of its original product line, fund accounting based financial management software (the results of which are reported through its Financial Applications Segment), which is now accompanied by other internal applications development, including standards-based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, referred to as its identity and access management solutions, cloud-based communications and collaboration solutions, including both hosted email and hosted voice-over-internet, using internet protocol (“VoIP”) services, and Microsoft SharePoint deployments (the results of which are all reported through its Cloud Services Segment). The Company’s primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund”, or by source and purpose of the funding. The fund accounting software is used primarily by public sector and not-for-profit entities. The Company’s standards-based lesson planning software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The lesson plans can be stored, shared, and retrieved for collaboration, editing and future use. The Company’s solutions for single sign-on application access management provide the ability to eliminate the need for users to sign on to every application separately (thereby allowing “single sign-on”) and provides for other efficiencies related to setting-up and controlling user access. The Company’s hosted email solutions and hosted VoIP solutions focus on making security and administration of email and VoIP telecommunications more efficient and up-front cost of adoption of the technology lower for its primary kindergarten through grade 12 (“K-12”) market space.

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

The Company currently markets its products and services primarily to a wide variety of education and local government agencies, and not-for-profit entities. The Company also markets to other verticals such as mid-and larger-sized commercial businesses and healthcare businesses. The majority of the Company’s business is with K-12 public education and local government entities, although many of its solutions are also applicable to the commercial market space. The majority of the Company’s customers are located in the southeastern United States (“US”). However, primarily with its cloud products, the Company is adding customers in other US regions.

Disclosure regarding segments

The Company reports its operations under three operating segments: the Financial Management Applications Segment, the Cloud Services Segment and the Technology Solutions Segment.

Financial Management Applications Segment

Through the Financial Management Applications Segment, the Company reports the results of the development, sales, and deployment and provision of ongoing support of its fund accounting based financial management software. Through this segment, the Company also reports the results of operations related to complimentary third-party applications, services and supplies the Company resells supporting or complementing its Financial Management Applications.

Cloud Services Segment

Through the Cloud Services Segment, the Company reports the results of the development, integration, sales and deployment of its proprietary standards based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, cloud-based communication and collaboration solutions based on Microsoft’s Live@edu hosted exchange and SharePoint environments and Microsoft SharePoint deployments, and for “Hosted VoIP” (voice calls over Internet protocol via off premises hosting). Through this segment the Company also reports the results of operations related to complimentary third-party applications and services which are an integral part of its Cloud Services solutions.

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

Basis of presentation

The condensed consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. CSI Technology Resources, Inc. was acquired by CSI on May 1, 2000 and became the Technology Solutions Segment of CSI. This subsidiary no longer has any significant operations or separate accounting, as all activities are now accounted for within CSI, except that certain vendor contracts are still in the name of CSI Technology Resources, Inc. At a future date, the name on these contracts may be converted and the subsidiary deactivated, subject to a review of any tax or legal implications. As the Company files a consolidated tax return and has been accounting for all activities through the parent, there should be no financial or tax implications related to the formal procedures which would be undertaken to deactivate the subsidiary. Intercompany balances and transactions have been eliminated. The Company uses the accrual basis of accounting.

Reclassification

Certain prior period amounts have been reclassified to the current presentation. Such reclassifications had no impact on previously reported Net loss, or Shareholders’ equity.

Use of estimates and interim adjustments and seasonal considerations impacting financial results

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). GAAP requires Company management (“Management”) to make estimates, assumptions and judgments and to rely on projections of future results of operations and cash flows. Those estimates, assumptions, judgments and projections are an integral part of the condensed consolidated financial statements. Management bases its estimates and assumptions on historical data and other assumptions, which include knowledge and experience with regard to past and current events and assumptions about future events that Management believes are reasonable under the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities in its condensed consolidated financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.

Management’s judgments are based on its assessment as to the effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in the Company’s condensed consolidated financial statements. Actual results could differ materially from these estimates, assumptions, projections and judgments.

The interim condensed consolidated balance sheet and the related condensed consolidated statements of operations, and the changes in shareholders’ equity and cash flows are unaudited. In Management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. The Company’s operations are seasonal, being driven by its primary client base, K-12 schools, being closed or having significantly reduced operations during the summer months. At such time infrastructure and systems changes are less disruptive to their operations and they prefer to have a larger number of projects completed. As a result, and with the Company’s fiscal year corresponding to the calendar year, the results for the Company’s first and fourth quarters of each fiscal year when schools are in session are typically lower than the results for its second and third quarters, which contain the summer months when schools are closed or have significantly reduced operations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Recent accounting pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, which is intended to simplify testing for goodwill impairment. This guidance gives an entity the option to first assess qualitative factors to determine if it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for the Company beginning January 1, 2012. The Company adopted the provisions contained in this guidance as of January 1, 2012 without any material impact on the Company’s financial position, results of operations, or cash flows.

In May 2011, FASB issued ASU No. 2011-04, which clarifies and changes fair value measurement and disclosure requirements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments but does not require additional fair value measurements. This guidance will be effective for the Company beginning January 1, 2012. The Company adopted the provisions contained in this guidance as of January 1, 2012 without any material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding, including common stock held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three months ended March 31, 2012 and 2011, both prior to and after application of the treasury stock method.

	For the Three Months Ended
	March 31,
	2012	2011
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,584	6,554
Common stock held in escrow	—	200
Preferred stock	6,740	6,740
Warrants	—	300
Options	697	585

Total Weighted Average Shares Outstanding	14,021	14,379

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,584	6,554
Common stock held in escrow	—	200
Preferred stock	6,740	6,740
Warrants	—	—
Options	166	138

Total Weighted Average Shares Outstanding –treasury stock method	13,490	13,632

The potential common shares were not used in the calculation of diluted loss per share for the three months ended March 31, 2012 and 2011, as the effect is anti-dilutive due to the net loss reported for the period.

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

The Company has granted options to purchase shares of common stock in connection with acquisitions, certain hiring agreements and to incent and encourage the longevity of senior employees through option vesting. The issuance of options is further detailed below. The fair value of stock-based compensation was estimated at the grant date for each issuance using the Black-Scholes option-pricing model. For further information and discussion related to the weighted average assumptions used in the option pricing model please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Assumptions used in calculation of fair value

	For the Three Months Ended March 31,
	2012	2011
Expected term (in years)	7	7
Expected volatility	208%	169%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.3%	2.8%

Stock options

Detail	Number of Option Shares	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	158	$0.12	November 1, 2012
Options granted to key employees	80	$1.42	November 9, 2017
Options granted to other employees	10	$1.09	May 28, 2018
Options granted to key employees	50	$0.70	April 17, 2019
Options granted to a key and other employees	186	$0.70	June 1, 2020
Options granted to a key and other employees	213	$0.70	June 1, 2021

The following table summarizes option activity under the plans for the three months ended March 31, 2012.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	697	$0.65	6.61	$—
Granted	—	—
Cancelled	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at March 31, 2012	697	$0.65	6.36	$70

Exercisable at March 31, 2012	360	$0.61	3.87	$50

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.75 as of March 31, 2012 and the exercise price multiplied by the number of shares underlying options outstanding as of that date. Because the weighted average exercise price was higher than the market price of $0.25 per share as of December 31, 2011, the aggregate intrinsic value is reflected at $0.

As of March 31, 2012 there remained $72 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately three years.

There were no issuances of common stock to the outside Board of Directors during the period ending March 31, 2012.

Total stock based compensation for the three months ended March 31, 2012 was $21, all of which related to employee stock compensation (wage-related).

The following table summarizes option activity under the plans for the three months ended March 31, 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	615	$0.68	6.31	$—
Granted	—	—
Cancelled	—	—
Exercised	—	—
Forfeited/expired	(85)	0.87

Outstanding at March 31, 2011	530	$0.65	6.06	$—

Exercisable at March 31, 2011	330	$0.62	4.20	$—

Because the weighted average exercise price was higher than the market price of $0.55 per share as of March 31, 2011 and $0.61 per share as of December 31, 2010, the aggregate intrinsic value is reflected at $0.

As of March 31, 2011 there remained $64 of unrecognized compensation cost related to non-vested stock options which was expected to be recognized over a weighted-average period of approximately three years.

The Company issued $8 of shares of common stock to outside Board of Directors under the plan in the first three months of 2011. There were no other issuances of common stock during the period.

Total stock based compensation for the three months ended March 31, 2011 was $28, of which $8 related to the stock issued to the Company’s outside Directors and $20 is related to employee stock compensation (wage-related).

Employee stock compensation (wage related) is included in the Condensed Consolidated Statements of Operations categories of cost of sales or departmental operating expense categories as appropriate.

NOTE 4 – COMPUTER SOFTWARE COSTS OTHER INTANGIBLE ASSETS AND SUBSEQUENT EVENT

The Company reviews the carrying value of its capitalized software development costs for possible impairment each quarter by comparing the carrying value to the net realizable value of the related software product(s). In connection with the lackluster sales results for the Cloud Email solution during the E-Rate cycle occurring in the first quarter of 2012, the Company revised downward its projected future cash flows for the solution. Based on these revisions, the Company determined it was necessary to record a non-cash impairment charge of $1,313, reflecting the write-off of the remaining carrying value of the Cloud Email solution. This impairment charge is reflected in the line item amortization and impairment of capitalized software costs in the accompanying condensed consolidated Statement of Operations for the three months ended March 31, 2012.

In light of the revised projections for its Cloud Email solution, the Company evaluated other long-lived assets of its Cloud Services Segment for possible impairment. Based on an undiscounted cash flow analysis, the Company concluded that no additional impairment was warranted. However, in connection with this review, the Company determined that the useful life of its Version3 logo should be shortened, resulting in the full amortization of the remaining carrying value of this trademark during the first quarter of 2012. Accelerated amortization expense in the quarter related to this trademark was $660 and is reflected in the operating expense line item depreciation and amortization, in the accompanying condensed consolidated Statement of Operations for the three months ended March 31, 2012.

In response to its revised projections for its Cloud Email solution and various other considerations, Management and the Board have decided to reduce emphasis on the Company’s Cloud Email solution. Based on this decision, the Company implemented a reduction in force related to its Cloud Email solution in the second quarter. Charges related to the reduction in force of eight employees, consisting of wages and benefits, are expected to total $91. The reduction in force was substantially complete as of May 2, 2012, and the financial impact of the charges will be reflected in the Company’s second quarter financial results.

Based on its revised assessment of the Version3 logo’s ongoing contribution to the Company’s sales efforts, Management decided in April 2012 to discontinue use of the Version3 logo, although it may continue to use the phrase “Version3” from time to time in selected circumstances.

NOTE 5 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS

Bank Credit Facilities

The Company maintains a line of credit facility with its bank. The terms of the facility are as follows:

•	the principal amount of the facility is $8.0 million;

•	the latest refinance, which was with a new bank, occurred on March 6, 2012, with a maturity date of July 31, 2013;

•	permissible purposes of the funds borrowed under the revolving facility include funding short-term working capital and general corporate purposes of the Company; and

•

the definition of the borrowing base includes 50% of eligible inventory (with a maximum borrowing ability against eligible inventory of $4.0 million), in addition to 80% of eligible accounts receivable.

On March 6, 2012, the Company refinanced its line of credit with another financial institution on substantially the same terms as its prior line, except that the funding limit was increased to $8.0 million for the line of credit, at a slightly lower interest rate (LIBOR plus 2.25% versus the former LIBOR plus 2.5%) with a termination date of July 31, 2013. Costs associated with the refinance of $58 were incurred and deferred in Other assets and amortization of $3 were recorded for the period ended March 31, 2012.

Under the Company’s bank facility, eligible accounts receivable balances essentially include all of the Company’s trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which the Company’s management have determined to be of doubtful collectability; and (iii) accounts due from any one of the Company’s customers if such accounts constitute more than 30% of the total eligible accounts. The loans bear interest at LIBOR plus 2.25%, payable monthly. LIBOR plus 2.25% was 2.49% at March 31, 2012 and LIBOR plus 2.50 was 2.77% at December 31, 2011.

Pursuant to the “Debt-Classification of Revolving Credit Agreements Subject to Lock-Box Arrangement and Subjective Acceleration Clauses” subtopic of the FASB’s ASC (the “Revolving Credit Subtopic”), a revolving credit facility which includes both a subjective acceleration clause and a lock-box arrangement should be classified as a current liability. The Company’s revolving credit facility provides for a lock-box arrangement, whereby cash received is used to reduce the balance on a daily basis. Also, the Company’s revolver includes a subjective acceleration clause, providing for acceleration upon a material adverse change in the Company’s business or financial condition. This is a customary provision for revolving credit agreements. In accordance with the Revolving Credit Subtopic, the balance outstanding under the Company’s revolving credit facility has been classified as a current liability.

The Company maintains an equipment term loan which has been modified and increased from time to time with a term of three to four years. The term loan is used periodically to refinance the Company’s capital expenditures initially financed through its bank credit facility and improve its availability under its bank credit facility for working capital purposes. The latest modification was March 6, 2012 in conjunction with the line of credit facility refinancing discussed above. Pursuant to the modification, the equipment loan was increased from $0.5 million to $0.7 million, and bore interest at 30-day LIBOR plus 2.25%. Principal and interest are payable in twenty consecutive monthly payments of $40 beginning April 1, 2012 and continuing until October 6, 2013.

The amount outstanding on the equipment notes payable to the bank was $661 at March 31, 2012 and $619 at December 31, 2011.

Scheduled principal payments under the Company’s bank notes payable for the years ending December 31 are presented below:

2012	$350
2013	311

Total Principal Payments	$661

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank (such as accrued interest and service charges), are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the loan agreement, “EBITDA” means the total of (i) net income or loss from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income or loss (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management is not aware of any debt covenant violations at March 31, 2012 and December 31, 2011.

The loan agreement also contains certain restrictive covenants. These include general prohibitions on: disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the loan agreement and the related promissory notes upon an event of default under the loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $697 of draws outstanding as of March 31, 2012 and $1,312 of draws outstanding as of December 31, 2011.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $741 at March 31, 2012, and $763 at December 31, 2011. On June 25, 2010, the Company and each of the holders of certain Subordinated Promissory Notes dated February 11, 2005 (the “Subordinated Notes”) entered into an Extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

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

The Subordinated Notes were issued on February 11, 2005 as a part of our reverse merger and recapitalization. The Subordinated Notes are unsecured and are subordinated to the Company’s senior debt, including its revolving credit and term debt with its bank lender. The original principal of all of the Subordinated Notes aggregated $3,750. At June 25, 2010, immediately prior to the Extension, principal on the Subordinated Notes totaled $1,750 and accrued interest totaled $62. The Company has paid interest at the default rate of 15% per annum since the original maturity date of May 9, 2006, when the Company, with the support of its management, board of directors and its bank elected to defer the payment and pay the default interest rate to use the funds to support working capital needs and investments in acquisitions. The Subordinated Notes were extended several times, the latest being June 25, 2010, as described above, when the maturity date was extended to January 1, 2018. The history of the Subordinated Notes has been previously disclosed in the Company’s Form 8-K dated September 3, 2009, as well as in its prior Forms 10-Q and Forms 10-K.

In addition to Barron, which owns all of our preferred stock, the Subordinated Notes are held by the five shareholders of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation. Four of these note holders are currently executive officers of the Company, and include: Nancy K. Hedrick, President and Chief Executive Officer; Thomas P. Clinton, Senior Vice President of Strategic Relationships; Beverly N. Hawkins, Senior Vice President of Planning and Special Projects Financial Software Solutions; and William J. Buchanan, Senior Vice President of Technology Solutions and Cloud Services. The fifth holder, Joe G. Black, formerly served as chief financial officer of the Company. The Extension and the related restructuring of the Subordinated Notes were approved by the Company’s three outside directors, none of whom have any interest in the Subordinated Notes.

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

The Extension was formulated in cooperation with the Company’s primary lender at the time, which had previously waived any cross default under the bank’s revolving and other credit facilities as a result of the previous default under the Subordinated Notes. In conjunction with the Company entering into the Extension, it also entered into a related modification of its credit facilities with the bank.

Scheduled principal payments under the Company’s subordinated notes payable for the years ending December 31 are presented below:

2012	$45
2013	101
2014	117
2015	136
2016	157
Thereafter	185

Total Principal Payments	$741

Off Balance Sheet Instruments

As of March 31, 2012, and for the periods reported, and through the filing date, the Company had no off-balance sheet instruments except for certain operating leases discussed in Note 8.

Related Party Transactions

During the first three months of 2012 and 2011 the Company made principal and interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, who owns all of the Company’s preferred shares. These payments were made on the subordinated notes payable which were associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of March 31, 2012 and 2011. During the first three months of 2012 and 2011, the Company made principal and interest payments to the five original shareholders of CSI – South Carolina totaling $25, and principal and interest payments to Barron which also totaled $25.

NOTE 6 – PREFERRED STOCK AND RELATED WARRANTS

Warrants

On May 13, 2009, pursuant to the terms of a Consulting Agreement with DC Consulting, LLC whereby DC Consulting provided investor relations services, the Company issued to DC Consulting common stock purchase warrants to purchase a total of 300 shares of our common stock. Under the agreement, if at any time prior to the warrants’ stated expiration date (noted below) the market price for the Company’s common stock equals or exceeds the warrant exercise price for a period of 30 days, and the warrants are not exercised, they expire.

There were no common stock purchase warrants outstanding and there was no activity related to common stock purchase warrants for the three months ended March 31, 2012.

Activity related to the common stock purchase warrants for the three months ended March 31, 2011 and outstanding balances are as follows:

Common Stock Purchase Warrants
	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Exercise Price	$0.70	$1.00	$1.20
Expiration Date	6/1/2011	6/1/2011	6/1/2011

Warrant related activity for the three months ended March 31, 2011
	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2010	100	100	100
Issued – three months ended March 31, 2011	—	—	—
Exercised – three months ended March 31, 2011	—	—	—
Expired – three months ended March 31, 2011	—	—	—

Outstanding at March 31, 2011	100	100	100

NOTE 7 – INCOME TAXES

The effective tax rates for the three months ended March 31, 2012 and 2011 were approximately 36.9% and 27.7%, respectively.

The income tax provision or benefit for the interim periods presented is computed to arrive at the estimate of the effective rate expected to be applicable in each respective full year. Income tax expense (benefit) recorded in the condensed consolidated financial statements differs from the federal statutory income tax rate due to a variety of factors, including state income taxes, non-deductible meals and entertainment expenses, and other miscellaneous permanent differences.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At March 31, 2012, future minimum lease payments under non-cancelable leases were:

2012	$767
2013	923
2014	702
2015	185
2016	46

Total	$2,623

Rent expense for the three months ended March 31, 2012 and 2011 was $311 and $276, respectively.

The Company entered into an operating lease on November 30, 2005 related to the lease of its headquarters office facility at 900 East Main Street, Suite T, Easley, SC. The building comprises 32,163 square feet, with approximately 7,600 square feet being warehouse space. On February 8, 2011, the Company extended this lease for five years, now ending on March 31, 2016, with monthly payments of $15 due on the first of each month. The future minimum lease payments under this lease are included in the schedule above. If at any time the Company terminates the lease, the lessor may recover from the Company all damages approximately resulting from the termination, including the cost of recovering the premises and the worth of the balance of the lease over the reasonable rental value of the premises for the remainder of the lease term, which shall be due immediately.

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

In December 2008, the Company entered into a lease with the University of South Alabama Research and Technology Corporation for the lease by the Company of 11,110 square feet of office space located at 650 Clinic Drive, Suite 1150, Mobile, AL 36688. The term of the Lease began in March 2009 and runs through June 2012. The lease called for annual rent of $142, payable monthly. The future minimum lease payments under this lease are included in the schedule above.

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

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle open-ended leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. This program provides for the company to incur directly the costs of automobile related transportation for engineers and sales persons with a high amount of travel as a cost-savings effort when compared to the alternative of paying a mileage allowance for such transportation needs at the generally accepted, federal tax deductible rate, and the commitment includes insurance, certain maintenance and other committed costs. The future minimum lease payment for leases executed under the program as of March 31, 2012 is included in the schedule above.

Executive Officer Employment Agreements

The Company entered into new, separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009, with terms similar to their prior agreements. The term of all the employment agreements is three years, annually renewable unless otherwise terminated or renegotiated, originally expiring on February 28, 2012, with a current expiration of February 28, 2013. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at March 31, 2012, excluding bonuses, is approximately $650.

NOTE 9 – SEGMENT INFORMATION

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

Cloud Services Segment

Through the Company’s Cloud Services Segment, the Company reports the results of the development, integration, sales and deployment of our proprietary standards based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, cloud-based communication and collaboration solutions based on Microsoft’s Live@edu hosted exchange and SharePoint environments and Microsoft SharePoint deployments, and for Hosted VoIP. Through this segment the Company also reports the results of operations related to complementary third-party applications and services which are an integral part of the Company’s solutions.

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

Factors management used to identify the Company’s segments:

CSI’s reportable segments are analyzed separately because of the differences in margin routinely generated by the major products within each group, and the differences in which sales and investment decisions may be made to evaluate existing or potential new products. Through its Financial Management Applications Segment, the Company develops, sells, deploys and provides ongoing support of its financial management software applications, which are generally sold to organizations’ financial personnel and generate the highest margins for the Company, and are more comparable to those of the software development industry in general. Through its Cloud Services Segment, the Company develops, integrates, sells, deploys and provides a variety of products primarily delivered through the Cloud (internet), which results in a higher level of commitment to Company hosted hardware to run the software, more so than historically required of the Financial Management Applications Segment. As a result, the margins of the Cloud Services Segment are expected to be, once the solutions gain traction in the market space, generally somewhere between those of its other two primarily software-based, or hardware-based segments. Through its Technology Solutions Segment, the Company provides technology solutions through the sale and distribution of primarily hardware-based solutions including computers and accessories and offers a wide range of technology consulting services, including network and systems integration and computer support and maintenance services. Due to the higher percentage of hardware which composes its Technology Solutions Segment sales, this segment produces the lowest margins for the Company.

There are no significant transactions between reportable segments. The total of Segment net sales and service revenue from all segments is equal to Net sales and service revenue as reported in our Condensed Consolidated Statements of Operations. Sales and Cost of sales are included in each segment’s income as reported in our Condensed Consolidated Statements of Operations. Accordingly, the total of the segments’ Gross profit is equal to Gross profit in our Condensed Consolidated Statements of Operations. Operating expenses are allocated to segment income based on an estimate of sales and administrative time spent on each segment. None of the income or loss items following Operating income in our Condensed Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by management. Compliance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. Accordingly, the total of Segment income from all segments, less non-recurring and compliance items, if any, is equal to Operating income as reported in our Condensed Consolidated Statements of Operations.

The total of Segment assets for all segments is equal to Total Assets as reported in our Condensed Consolidated Balance Sheets. The Company allocates cash and taxes receivable based on the segment’s operating income. No cash is allocated when a segment reports ongoing losses. The Company allocates accounts receivable based on each segment’s percent of revenues to total consolidated revenues. All other assets are allocated based on each segment’s activities giving rise to the assets or need for or use of the assets (e.g., capitalized Computer Software costs, net, and, for Property and Equipment, net).

The following tables summarize information about segment income (loss) for the three months ended March 31, 2012 and 2011 and assets allocated to segments as of March 31, 2012 and December 31, 2011.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Three months ended March 31, 2012
Net sales and service revenue	$3,557	$343	$7,899	$11,799
Gross profit (loss)	1,214	(2,062)	1,040	192
Segment income (loss)	388	(3,171)	(118)	(*	)
Segment assets	8,585	1,216	8,147	17,948

Three months ended March 31, 2011
Net sales and service revenue	$3,313	$196	$6,574	$10,083
Gross profit (loss)	1,373	(372)	696	1,697
Segment income (loss)	523	(680)	(477)	(*	)

As of December 31, 2011
Segment assets	9,139	3,493	10,236	22,868

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	For the Three Months Ended March 31,
	2012	2011
Segment income (loss):
Financial Management Applications Segment	$388	$523
Cloud Services Segment	(3,171)	(680)
Technology Solutions Segment	(118)	(477)

TOTAL SEGMENT LOSS	(2,901)	(634)

Less: merger-related and compliance costs
Stock compensation – non-cash	—	(8)
Professional and legal compliance and litigation related costs	(259)	(71)

OPERATING LOSS Per Condensed Consolidated Statements of Operations	$(3,160)	$(713)

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

Products and Services

We develop software applications and provide hardware-based technology solutions, focused primarily on the needs of organizations that employ fund accounting. Fund accounting is used by those entities that track expenditures and investments by “fund,” or by source and purpose of the funding (e.g., funds provided by government or grant sources), and is utilized primarily by public sector and not-for-profit entities. Our client base consists principally of kindergarten through grade 12 (“K-12”) public education and local government organizations including counties and municipalities. Our clients also include public libraries, disabilities boards, higher education and other non-governmental clients, including commercial enterprises. While we have a significant number of non-education focused clients which represent our fastest growing sector based on increases in the number of new clients being added, our education focused customers typically generate more than 80% of our revenues in a given year. Of the remaining revenues, the majority come from the local government entity market space, such as counties, cities and municipalities. Other customer verticals, such as mid-to-large size commercial businesses and healthcare organizations, are becoming an increasing focus for those technology solutions which have cross-application to other verticals. This is due in part to encouragement from our vendors to represent their products on a broader scale, and as we add talent with experience in those markets. These other customer verticals still represent a fairly small portion of our business (typically less than 5%).

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

Cloud-based communication and collaboration solutions

In August 2009 we began development efforts of our Cloud Email, a Cloud-based communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. CSI’s Could Email is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. Cloud Email also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views. This solution was made available in the third quarter 2010. In the second quarter of 2012, subsequent to the first quarter close we elected to reduce our emphasis on the Cloud Email product within our Cloud Services segment. See “– B. Recent Developments - New Product and Solutions Development - Cloud Services” for a more detailed discussion of this change.

In August 2010, we began the enhancement of our Cloud-based communications and collaboration solutions with the addition of a hosted virtual Private Branch (or entity level) Exchange (PBX) systems services for Voice calls over Internet Protocol (“VoIP”). This is a solution whereby voice calls are communicated from internet protocol based phones and other end user devices over the internet to telecommunications infrastructure equipment at an off premise hosting location where they are linked to the switched (traditional) telecommunications networks (an internet protocol based solution typically referred to as “Hosted VoIP”). The Internet or “World Wide Web” is also referred to as the “Cloud,” generally in the context of the medium through which off premise hosted hardware and software are accessed. Hosted (i.e., off customer premise) infrastructure used by customers by connecting to the hosted infrastructure through the Cloud (such as with our Hosted VoIP solution) is also referred to as a “Cloud Solution” and sometimes also referred to in the abbreviated form as the “Cloud.” Cloud solutions, including our Hosted VoIP solution, allow customers to purchase telecommunications switching and other hardware and/or software based solutions as a service rather than having to commit to the capital investment required for the purchase of on premise hardware or software. Cloud solutions allow customers to share, at some level, the cost of infrastructure and its management with other customers who also subscribe to the same hosted or Cloud solutions.

Staffing

Our Cloud Services Applications Segment includes a staff of software developers, engineers, implementers, trainers, sales personnel and services support specialists focused primarily on the development, integration, sales, deployment and support of our cloud services products.

Margins

The sales and support of software-based products developed or integrated for resale as services, coupled with the cost of investment in equipment for hosting, should support, when mature, lower margins in the Cloud Services Segment than in the Financial Management Applications Segment. Conversely, we believe the margins in the Cloud Services Segment will be higher than the margins in the Technology Solutions Segment. See “ – Technology Solutions Segment – Margins” below for a detailed margins comparison of our Financial Management Applications Segment and Cloud Services Segment to our Technology Solutions Segment.

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

Margins

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology Solutions Segment when compared to the Financial Management Applications Segment. With Cloud solutions, which include a cost of investment in equipment for hosting not found in Financial Management Applications, but generally having some additional economies of scale compared to solutions in the Technology Solutions Segment, we anticipate that margins for the Cloud Services Segment will, once the new solutions in this segment gain traction, be somewhere mid-way between those for the Financial Management Applications Segment and the Technology Solutions Segment. Gross margins for the Financial Management Applications Segment were 39.1% for the 2011 fiscal year, while margins for the Technology Solutions Segment were 16.5% for the same period. Margins for the Cloud Services Segment, due to the initial development of new solutions without yet producing significant revenue, were -107.9% for the 2011 fiscal year. Gross margin for the Financial Management Applications Segment was 43.4% for the 2010 fiscal year, while margin for our Technology Solutions Segment was 14.3%, and the margin for the Cloud Services Segment, was -65.2% for the same period.

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

Our long-term strategy is to pursue a national presence. Our primary initial focus has been on the southeast region of the United States. As a result of our acquisitions, we have expanded our reach into the southeastern states significantly and are beginning to look at other areas of the United States. Additionally, with our last acquisition we added a small number of customers outside our main southeast footprint, including a few new customers internationally. Not all solutions are marketed to all states. However, we continue to expand the number of solutions offered in each area as resources and expanding vendor relationships permit and now have users of our products in 29 states.

For more information on our strategy, see “Acquisitions” below and our latest annual report filed on Form 10-K.

Seasonality

The Company’s operations are seasonal, being driven by its primary client base, K-12 schools, being closed or having significantly reduced operations during the summer months. At such time infrastructure and systems changes are less disruptive to their operations and so during the summer months they prefer to have a larger number of projects completed. As a result, and with the Company’s fiscal year corresponding to the calendar year, the results for the Company’s first and fourth quarters of each fiscal year when schools are in session are typically lower than the results for its second and third quarters, which contain the summer months when schools are closed or have significantly reduced operations.

Acquisitions

We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies of scale. We may also utilize acquisitions to, when appropriate, expand our technological capabilities and product offerings. While we may use a portion of any cash proceeds generated by operations or obtained from capital sources to pay down debt on an interim basis, we may use any additional liquidity and/or availability from those sources or related pay-downs to fund acquisitions. We believe our markets contain a number of attractive acquisition candidates. We foresee expanding through acquisitions of one or more of the following types of software and technology organizations:

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

We manage the Company with the goal of improving long-term value for our shareholders. Generally, we believe the opportunities for creating value have been better driven by reinvesting our capital in new products, acquisitions and organic growth. Accordingly, our current strategy is to remain independent and not to be acquired or merged. Further, we have not made any significant efforts to reduce investment in future revenue generating opportunities to provide higher short-term returns for better positioning for a sale or merger. We believe our value to any potential acquirer should include the value we anticipate seeing in future periods from the ongoing investment efforts we are making and should reflect the potential for future returns from those investments. However, we are contacted from time to time by a variety of interests, such as acquiring companies, primarily competitors, and investment firms, who are interested in exploring making an investment, acquiring or merging with our business. We continue to communicate with various parties with respect to future opportunities and from time to time have engaged investor relations and investment banking resources to assist us in looking at strategic options for achieving our growth goals. We are currently working with an investment banking firm who is advising us as to strategic options. However, the Company has not entered into agreements or understandings for any acquisitions or other strategic transactions which management deems material. For further discussion as to strategic options we consider related to funding for growth, see “– G. Liquidity and Capital Resources” below.

B. Recent Developments

Acquisition Proposal

As previously disclosed, on April 3, 2012, the Company received a non-binding letter from Constellation Software, Inc. (“Constellation”) proposing to acquire all of the Company’s outstanding common and preferred stock, and outstanding options to acquire such shares, in a recommended cash tender offer at a price per share of US$1.00. The Board has reviewed the proposal received from Constellation Software Inc. and has authorized Management to request additional information from Constellation about its proposal. Once that information is received, the Board will review Constellation’s proposal in more detail. At this time, the Board has not reached a conclusion as to whether it should pursue or reject the proposal. No action by CSI shareholders is required at this time. The Board has also authorized Management and its financial advisor, Hyde Park Capital, to continue with the Company’s previously disclosed review of strategic options.

Also as previously disclosed, the Company does not intend to make additional disclosures about any developments relating to the proposal received from Constellation, or any proposal that may be received from any other party, unless such disclosure is required by law.

New Product and Solutions Development

Financial Management Applications

As our conversion of our legacy product CSI Accounting+Plus to the newer technology based SmartFusion, using the Microsoft .Net programming language and SQL database platform, is nearing an end, the amount of activities required for maintenance of the new releases to the marketplace is increasing shifting some level of activity of our developers away from enhancements in the shorter-term. We are committed to continuing our enhancement of these products, and are also working on additional enhancements which were not available in the legacy CSI Accounting+Plus product. This shift in efforts is resulting in less software development cost being capitalized and more efforts toward maintenance and other activities the cost of which are not capitalized. The impact is that we have increased development expense in the short-term, which will be offset by lower amortization expense carrying into future periods as a result of the reduced capitalization, while our cash spending on and commitment to our development efforts remain similar to the past. As these products mature and require less maintenance than when newly introduced, we anticipate our efforts toward enhancement will continue to grow, and we may further increase such commitment in the future as our future profitability in this area increases. Some of this increase may be offset by reductions of costs to support legacy products as we migrate off of those products over time. However, at this time we are unable to predict the timing or impact of such potential cost reductions.

Cloud Services

In August 2009 we began development efforts of our Cloud Email, a Cloud-based communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. This is an effort driven within our Cloud Segment, which segment evolved from our acquisition of Version3 in the fall of 2008. Cloud Email is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. Our Cloud-based solutions also provide an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class site and social media tools, delivered in a browser and native Microsoft Outlook access and views. This solution was made available in the second quarter of 2010. This solution was more widely distributed following the 2010-2011 E-Rate season. E-Rate is a program which provides government matching funds, up to 90%, for schools located in more economically challenged, such as rural, areas. Funding begins in mid-summer following applications for funding in the spring.

We planned to commit between approximately $1 million and $2 million annually to develop this offering, including both research and development and capitalized development costs, as well as capital expenditures to develop and host certain functions related to this solution. In the second quarter of 2012, subsequent to the first quarter close, we elected to reduce our emphasis on the Cloud Email product within our Cloud Services segment. The impact of this change on the financial statements is discussed later in this section.

In August 2010, we enhanced our Cloud-based offerings with the addition of Hosted VoIP services or virtual Private Branch (or entity level) Exchange (PBX) systems services for VoIP. The addition of voice communications to our Cloud-based solutions product is a natural extension of our branded communication and collaboration solutions offering, and provides the potential of tighter integration and improved security and management over these services through continued product and systems integration development. Like the email portion of our Cloud solutions offerings, the hosted VoIP portion is also E-Rate fundable. We expect our margins for this portion of our solution to more closely resemble those of our other product offerings in our Financial Management Applications Segment than that of our Technology Solutions Segment.

With the addition of Hosted VoIP, our Cloud solutions combine our proprietary technology, using our internally developed communications and collaboration tools, with those of third parties to provide a product suite which offers solutions for both voice and data management. The solution set, coupled with our support and services, reduces the management overhead of these services to our customers while providing improved security and compliance for our customer base. The Cloud-based solutions suite may continue to be enhanced through future additional development and product integration. The integration of voice to the Cloud solutions expands the communications functionality of the offering. Due to this offering being supported by third-party software and hardware implemented as a Cloud solution, we anticipate spending more than $1 million annually and potentially several million dollars in capital investment in software and hardware as sales of this solution grows. We began providing significant services under this solution in the second quarter of 2011. We anticipate we will recover these investments within a three to five year period. More specific information as to the amount we plan to spend across the Company for capitalized development costs and capital expenditures is discussed in more detail in “– G. Liquidity and Capital Resources” below.

The Cloud solutions are not currently a significant revenue generator. However, the hosted email and VoIP portions of the solution are eligible for the first priority (“priority one”) level of funding under E-Rate—the federal program providing funding for telecommunications, internet access and internal connections for schools. The percentage of a project funded by contributions from E-Rate is based on the percentage of students participating in a subsidized lunch program, due to their being in lower income households. Schools and districts that have a high free and reduced lunch rate count receive a higher percentage of contributions from E-Rate funds to help fund their qualifying projects than do those with a lower count. We believe eligibility for priority one funding coupled with the need for the functionality the product delivers will create revenue growth opportunities in future years. Prior to offering the Cloud solutions, CSI’s solutions which were E-Rate eligible were only eligible at priority level two. Priority one projects are considered more important and are funded prior to considering priority level two projects. Thereafter, priority two projects are funded until E-Rate funds have run out, leaving many more priority two projects unfunded, than for priority one.

Based on our efforts during the winter of 2010 and spring of 2011 E-Rate season, we added contracts to provide services under the Cloud solutions set focused primarily for email for approximately 14 customers. We won contracts to provide services under the Cloud solutions set focused primarily on our Hosted VoIP portion of the offering representing approximately 5 customers. Based on our efforts during the winter of 2011 and spring of 2012 E-Rate season, we increased the number of customer contract awards for our Cloud VoIP focused solution set by approximately 18 customers. However, compared to the same period of the prior year, the number of customer contract awards for our Cloud Email focused solution set was lower, totaling approximately 6 customers.

Contract awards are not guaranteed to be funded. We anticipate a higher level of funding due to the priority one status of these offerings; however, we are unsure what the funding level will be or the timing of the funding as the contracts go through a review process before approval. In the past, our funding experience for priority two contracted services and solutions has been less than 30%. But based on these contract wins, we are looking forward to some increases in revenues as a result of our investments in the Cloud space, primarily Cloud VoIP.

Features which have been developed for our Cloud solutions set also have application to our higher education and local government clients. Accordingly we are developing these products with these customers in mind, in addition to our K-12 customers and are marketing our Cloud solutions to higher education customer base, and to our local government customer base. These opportunities are not eligible or contingent upon E-Rate funding. We anticipate occasional revenue outside of E-Rate for some K-12 customers who, for example, have investment in on-premise products which have not historically qualified for E-Rate funding, like our hosted solutions and who wish to move forward with the solution regardless of whether funding is obtained. Further, we anticipate some additional revenue and activities outside of the E-Rate cycle, particularly for sales to the higher education and local government customer base.

In April 2012, following a review of preliminary first quarter results, potential budgeted and projected future results and operating plans and consideration of potential outcomes and changes in strategies, we decided to renew our commitment to implement our Cloud Email solution’s contracts won as a result of our sales efforts during the 2011-2012 E-Rate contract cycle. The Company also determined to continue ongoing technical support and future migration of our customers to newly developing solutions, such as Microsoft’s Office 365, which may replace such products when coupled together with other developing tools, if and when appropriate.

At the same time, our Board and Management elected to reduce emphasis on our Cloud Email solution. This decision was a culmination of factors considered, which included:

•	The results of our sales efforts through the latest E-Rate sales cycle being lower than anticipated;

•	The potential delay in achieving break-even with our Cloud Email solution;

•

The unknown potential negative impact of existing competitive products and those which are in development or may be developed, including by providers much larger and with substantially greater resources than CSI.

•	The impact of continued investment in this solution on CSI’s overall financial performance considering the lackluster adoption rate recently experienced during the 2012 E-Rate contract cycle; and

•

The potential lost opportunity cost of capital, should CSI be able to redirect resources away from such efforts and toward other potential growth opportunities for its other Cloud products and Financial Management Applications and Technology Segments, in connection with the ongoing review by Management and the Board of CSI’s historical results and potential opportunities in such other areas.

The decision to reduce the emphasis on the Cloud Email solution resulted in a reduction in force (“RIF”) of the number of personnel focused primarily on the pre-sales and development efforts of the Cloud Email solution and change from full-time to part-time efforts of other employees previously focused solely on Cloud Email efforts. The RIF should yield estimated cost savings of approximately $300 per quarter, beginning primarily in the third quarter of 2012. It is anticipated that regular wages up until the date of the RIF, and costs related to the RIF in the second quarter, will not exceed the quarterly costs which have been occurring related to these efforts in recent quarters prior to the RIF, resulting in no significant excess cost or savings in the second quarter of 2012. Charges related to the RIF, expected to be incurred in the second quarter, related to the release of eight (8) persons total $91.

In connection with the lackluster sales results for the Cloud Email solution during the E-Rate cycle occurring in the first quarter of 2012, the Company revised downward its projected future cash flows for the solution. Based on these revisions, the Company determined it was necessary to record a non-cash impairment charge of $1,313, reflecting the write-off of the remaining carrying value of the Cloud Email solution.

General Guidance (Forward-Looking Information)

The impact of the current economic conditions on our customers’ budgets and the unknowns related to the timing, issuance of, restrictions on and expiration of the federal government’s economic stimulus have, we believe, extended out the decision making process with regard to the funding of technology solutions and services. This has resulted in an extension of our sales closing cycles. We typically experience a loss in the first and fourth quarters of the year as we experience a lower utilization of staff carried to support the greater influx of opportunities in the summer months when schools are not in full session and technology solutions implementation is less disruptive. The extension of our closing cycles, our continued investment in the Cloud Services Segment and the write-off and accelerated amortization discussed in the previous section resulted in a first quarter loss greater than 2011. We anticipated performance for the first quarter of 2012 somewhat similar to 2011. However, the results have been lower than originally anticipated due to the factors noted. Also, we have continued to reduce the amount of software development efforts capitalized as we are nearing the end of the upgrade of all modules in our CSI+Plus legacy system to that of our latest Microsoft .Net programming language and Microsoft SQL based database solution, SmartFusion. While we continue to develop enhancements to our products, due to an increase in the number of newer release, SmartFusion modules in the marketplace there has been an increase in the amount of maintenance activities for the enhanced system, which is expensed. We will continue to capitalize enhancements as they meet the related accounting standards for doing so. Because this represents a shift in spending from one activity to another, these changes and the write-off previously discussed do not represent an increased use of cash. As a result of the write-off, and reduction in capitalization of development costs, it is likely our net income in 2012, will be lower than that reported in 2011. Due to the uncertainty that remains in our market with regard to economic recovery, coupled with these changes, we can provide no specific guidance for the coming quarter or year ending 2012.

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

We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our software and systems integration businesses also may be subject to the effects of other risks and uncertainties, including, but not limited to:

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

D. Critical Accounting Policies and Estimates

Basis of Presentation

Our condensed consolidated financial statements include CSI Technology Resources, Inc., a wholly-owned subsidiary. (The subsidiary has no material operations and we report on a consolidated basis for both book and tax purposes). We use the accrual basis of accounting.

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

Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and of the possibility that future events affecting them may differ markedly from management’s current judgments. For a description of our significant accounting policies, see Note 1 contained in the explanatory notes to our audited consolidated financial statements for the year ended December 31, 2011 included in our most recently filed Form 10-K. The most critical accounting policies that have a significant impact on the results we report in our consolidated financial statements are discussed below.

Disclosure Regarding Segments

The Company reports its operations under three operating segments: the Financial Management Applications Segment, the Cloud Services Segment and the Technology Solutions Segment. See “-A. Introduction – Products and Services” and “-Organization” for more detailed discussions regarding our segments.

Revenue Recognition

Software License and Related Revenues

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

Costs in the research and development of new software products where the technological feasibility is unknown and enhancements which do not prolong the software life or otherwise increase its value are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three to four years, using the straight-line method. Much of our software development efforts related to our fund accounting and lesson planning products focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, through our software solutions segment, prior to 2009, we spent material efforts on technological innovation for which the feasibility has been unknown. However, following our acquisition of the more complex Version3 products in the latter part of 2008, and related to efforts to expand those and develop additional product offerings and enhance existing offerings where the technological feasibility is not readily known, from time to time we engage in efforts involving research and development and record the costs of such efforts, when they are incurred, separately, as research and development, on the face of our financial statements.

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

In addition, as required under “Intangibles – Goodwill and Other” subtopic of the FASB ASC, we perform an annual test for impairment of our indefinite-lived intangible assets. Our indefinite-lived intangible assets consist of values assigned to certain trademarks and other intangibles we have developed or acquired.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 5 to our condensed consolidated unaudited financial statements as of and for the three months ended March 31, 2012 and under “—G. Liquidity and Capital Resources—Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

E. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, which is intended to simplify testing for goodwill impairment. This guidance gives an entity the option to first assess qualitative factors to determine if it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for the Company beginning January 1, 2012. The Company adopted the provisions contained in this guidance as of January 1, 2012 without any material impact on the Company’s financial position, results of operations, or cash flows.

In May 2011, FASB issued ASU No. 2011-04, which clarifies and changes fair value measurement and disclosure requirements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments but does not require additional fair value measurements. This guidance will be effective for the Company beginning January 1, 2012. The Company adopted the provisions contained in this guidance as of January 1, 2012 without any material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

F. Financial Performance

Overview

Our revenues increased $1.7 million, or 17%, to $11.8 million for the first quarter of 2012 compared to the same period of the prior year. The revenue increase was due to a $1.3 million increase in Technology Solutions Segment revenues, a $0.3 million increase in Financial Management Applications Segment and a $0.1 million increase in Cloud Services Segment revenues.

Gross profit for the first quarter of 2012 decreased $1.5 million, or 89%, to $0.2 million compared to the same period of the prior year. The decrease was due to a $1.7 million decrease from the Cloud Services Segment and a $0.1 million decrease from the Financial Management Applications Segment, partially offset by a $0.3 million increase from the Technology Solutions Segment. The primary reason for the overall decline was a $1.3 million non-cash impairment write-off of the Cloud Email solution capitalized computer software developed asset in the Cloud Services Segment as described in “ - B. Recent Developments” above. Gross profit declined $0.2 million before the non-cash write-off. The overall gross margin decreased from 16.8% to 1.6% due to decreased margins from the Financial Management Applications and Cloud Services segments, partially offset by an increase in the Technology Solutions Segment’s gross margin. The overall gross margin decreased from 12.8%, prior to the non-cash write-off of the Cloud Email solution computer asset in the Cloud Services Segment, to 1.6% thereafter. The Financial Management Applications Segment reported 34.1% margin in the first quarter of 2012 versus 41.4% for the same period in 2011. The Cloud Services Segment reported -601.2% gross margin versus -189.8% in 2011. The Technology Solutions Segment reported 13.2% margin in the first quarter of 2012 versus 10.6% for the same period in 2011.

Operating loss increased $2.4 million, or 343%, to operating loss of $3.2 million for the first quarter of 2012. The increase in operating loss came from the decrease in gross profit and by an increase in operating expenses, particularly selling expenses and public company costs, and accelerated amortization from a change in estimate to the useful life of the Version3 logo. As with gross profit, non-cash charges related to the Cloud Email solution in the Cloud Services segment had the most significant impact on operating loss, along with accelerated amortization of the Version3 logo, increasing operating loss by $2.0 million of the $2.4 million increase in the first quarter.

Net loss for the first quarter of 2012 increased $1.4 million, or 244%, to net loss of $2.0 million. The increase in net loss was due to the increase in operating loss, partially offset by increased income tax benefit.

Consolidated Results of Operations for the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$11,799	$10,083	$1,716
GROSS PROFIT	192	1,697	(1,505)
OPERATING LOSS	(3,160)	(713)	(2,447)

SIGNIFICANT ITEMS THAT (INCREASED) DECREASED OPERATING LOSS
Gross Profit:
Sales and service revenue			$1,716
Cost of sales excluding depreciation, amortization, impairment and capitalization			(1,447)
Depreciation, amortization and impairment of capitalized software			(1,491)
Capitalization of software costs			(283)

			(1,505)
Operating Expenses:
Research and development costs			16
Selling costs			(146)
Marketing costs			53
Stock based compensation			8
Professional and legal compliance costs			(188)
Depreciation and amortization			(648)
Other general and administrative expenses			(37)

			$(2,447)

Revenues

Total revenues in the first quarter of 2012 increased $1.7 million, or 17%, in comparison with the first quarter of 2011 to $11.8 million. Of this increase, Technology Solutions increased $1.3 million, Financial Management Applications increased

$0.3 million and Cloud Services revenues increased $0.1 million. The 20% increase in Technology Solutions revenues was primarily due to increased infrastructure hardware sales. Financial Management Applications revenues increased 7% due to an increase in new software sales and support revenues. The 75% increase in Cloud Services revenues was due to an increase in Cloud hosted email and hosted voice sales.

Gross Profit

Gross profit for the first quarter of 2012 decreased $1.5 million, or 89%, in comparison with the first quarter of 2011, to $0.2 million. The decrease was due to a $1.7 million decrease from the Cloud Services Segment and a $0.1 million decrease from the Financial Management Applications Segment, partially offset by a $0.3 million increase from the Technology Solutions Segment. The 12% decrease in Financial Management Applications gross profit was driven by an increase in costs of sales from increased product development and support personnel as a percent of revenues added to support additional enhancements to the software and due to reduced capitalization of software costs as the SmartFusion software conversion to the .Net and SQL platforms is drawing to completion, and efforts have shifted to more maintenance related activities. Cloud Services Segment gross profit decreased 454% primarily due to the non-cash write-off of the Cloud Email solution computer software asset. An increase in costs of sales mostly due to the increased costs from the additional workforce for the more recently added hosted voice solution and due to reduced capitalization of software costs as the hosted email solution is now developed, also contributed to the decline. Technology Solutions Segment gross profit increased 49% due to increased sales, specifically from infrastructure sales and related services. The overall gross margin decreased from 16.8% to 1.6% due to decreased margins in the Financial Management Applications and Cloud Services segments, partially offset by improved margins from the Technology Solutions Segment. The Financial Management Applications Segment reported 34.1% margin in the first quarter of 2012 versus 41.4% for the same period in 2011 due to the same reasons as the decrease in gross profit. The Cloud Services Segment reported -601.2% margin in the first quarter of 2012 versus -189.8% for the same period in 2011 due to the same reasons as the decrease in gross profit. The Technology Solutions Segment reported 13.2% margin for the first quarter of 2012, up from 10.6% for the same period in 2011. The increase was due to better margins on product sales and improved engineering services performance.

Operating Expenses

Operating expenses for the first quarter increased $0.9 million compared to the first quarter of 2011, to $3.4 million. The above table analyzes the major items that account for this increase. The increase was primarily a result of the accelerated amortization of the Version3 logo trademark asset. Increased selling costs related to a focus on increasing contacts in the technology segment, and increased professional and legal compliance costs and other general and administrative costs related primarily to bringing on the new Cloud products also contributed to the increase. The $1.5 million decrease in gross profit combined with the increase in operating expenses, resulted in an increase in operating loss of $2.4 million, or 343% compared to the prior year, to operating loss of $3.2 million.

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

	Three Months Ended
	March 31, 2012	March 31, 2011	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,557	$3,313	$244
GROSS PROFIT	1,214	1,373	(159)
SEGMENT INCOME	388	523	(135)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$244
Cost of sales excluding depreciation, amortization, and capitalization			(206)
Depreciation and amortization			(26)
Capitalization of software costs			(171)

			(159)
Operating Expenses:
Selling costs			(41)
Marketing costs			(7)
Depreciation and amortization			11
Other general and administrative expenses			61

			$(135)

Financial management applications revenues increased by $0.3 million, or 7%, in comparison with the first quarter of 2011. The increase in software revenues was due primarily to increases in new fund accounting software sales and support revenues.

Financial management applications cost of sales increased by 21% in comparison with the first quarter of 2011. The increase in cost of sales came primarily from increased costs for development and support costs and reduced capitalization of software costs due to the near completion of the CSI+Plus to SmartFusion upgrade software development effort. Enhancements are continuing but are accompanied by some level of increased maintenance activities by development resources, reflecting more modules being released and utilized in the market. The gross margin for the first quarter of 2012 was 34.1% compared to 41.4% in the first quarter of 2011. The decrease in the margin was due to the increase in costs of sales exceeding the increase in sales.

Financial management applications operating expenses were relatively flat in comparison with the first quarter of 2011. Increased sales and marketing expenses were offset by reduced other general and administrative expenses. The segment experienced a decrease in segment operating income of $0.1 million, or 26%, in comparison to the first quarter of 2011, driven by the decrease in gross profit.

Cloud Services Segment

Through our Cloud Services Segment, we report the results of the development, integration, sales and deployment of our proprietary standards based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, Cloud-based communication and collaboration solutions based on Microsoft’s Live@edu hosted exchange and SharePoint environments and Microsoft SharePoint deployments, and for Hosted VoIP. Through this segment we also report the results of operations related to complementary third-party applications and services which are an integral part of our solutions.

	Three Months Ended
	March 31, 2012	March 31, 2011	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$343	$196	$147
GROSS LOSS	(2,062)	(372)	(1,690)
SEGMENT LOSS	(3,171)	(680)	(2,491)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT LOSS
Gross Loss:
Sales			$147
Cost of sales excluding depreciation, amortization, impairment and capitalization			(262)
Depreciation, amortization and impairment of capitalized software			(1,463)
Capitalization of software costs			(112)

			(1,690)
Operating Expenses:
Research and development			16
Selling costs			(55)
Marketing costs			28
Depreciation and amortization			(663)
Other general and administrative expenses			(127)

			$(2,491)

Cloud services revenues increased by $0.1 million, or 75%, in comparison with the first quarter of 2011. The increase in revenues was primarily due to increased sales of our hosted email solution with some increase from the hosted voice solutions as well.

Cloud services cost of sales increased $1.8 million, or 323%, in comparison with the first quarter of 2011. The increase in cost of sales came primarily from the non-cash impairment write-off of the Cloud Email solution. Also contributing to the increase were increased costs for the ramp up of the hosted voice solution just now beginning to be delivered to the marketplace, increased depreciation and amortization due to increased investment in assets for this segment and due to reduced software costs being capitalized as a result of the completion of the hosted email development. The gross margin for the first quarter of 2012 was -601.2% compared to -189.8% in the first quarter of 2011. The decline in the margin was due to the increase in costs of sales, primarily the non-cash impairment charge and the ramp up of the hosted voice solution exceeding the increase in sales.

Cloud services operating expenses for the segment increased by 260% in comparison with the first quarter of 2011. The increase was primarily due to the non-cash write-off of the Cloud Email solution and accelerated amortization of the Version3 logo, accompanied by increased selling and general and administrative costs due to administrative costs increasing in connection with the growth of this segment. The segment experienced an increase in segment operations loss of 366% in comparison to the first quarter of 2011, driven by the decrease in gross profit and the increase in operating expenses.

Technology Solutions Segment

Through our Technology Solutions Segment, we report the results of the technology solutions products through the sales and distribution of computers and accessories and the wide range of technology consulting services, including network and systems integration and computer support and maintenance services, that we provide.

	Three Months Ended
	March 31, 2012	March 31, 2011	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$7,899	$6,574	$1,325
GROSS PROFIT	1,040	696	344
SEGMENT LOSS	(118)	(477)	359

SIGNIFICANT ITEMS THAT (INCREASED) DECREASED SEGMENT LOSS
Gross Profit:
Sales			$1,325
Cost of sales excluding depreciation, amortization, and capitalization			(979)
Depreciation and amortization			(2)

			344
Operating Expenses:
Selling costs			(50)
Marketing costs			32
Depreciation and amortization			4
Other general and administrative expenses			29

			$359

Technology revenues increased $1.3 million, or 20%, in comparison to the first quarter of 2011. The increase in technology revenues was due to increased infrastructure and interactive classroom product sales and increased engineering, interactive classroom and cabling services.

Technology cost of sales increased $1.0 million, or 17%, in comparison to the first quarter of 2011. The increase in technology cost of sales accompanied the increase in technology revenues for products, and was also the result of an increase in labor costs. Gross profit for the period increased $0.3 million primarily due to the increase in infrastructure sales and engineering services. Segment gross margin for the period increased from 10.6% to 13.2% due to improved performance of engineering services and better product margins on infrastructure sales.

Technology operating expenses decreased slightly in comparison to the first quarter of 2011. The decrease was primarily due to a modest decrease in other general and administrative costs and marketing costs from increased vendor sponsorships, partially offset by an increase in selling costs, with a focus on generating more sales activities. As a result of the increase in gross profit, the segment experienced a decrease in segment operating loss of $0.4 million, or 75% in comparison to the first quarter of 2011. Note that the technology segment typically runs an operating loss in the first and fourth quarters of the year, typically offset by operating income in the second and third quarter due to higher sales activity in the summer months when schools are closed or operating at a reduced level of activity.

The following tables summarize information about segment income (loss) for the three months ended March 31, 2012 and 2011, and assets allocated to segments as of March 31, 2012 and December 31, 2011. Changes in segment assets came primarily from the following:

•

Financial Management Applications Segment assets decreased due to a decrease in accounts receivable from increased collections and decreased capitalized software costs due to more amortization than capitalization in the first quarter of 2012.

•

Cloud Services Segment assets decreased due to decreased capitalized computer software costs and intangible assets from impairment and accelerated amortization recorded during the first quarter of 2012, partially offset by increased accounts receivable from increased segment sales and increased property and equipment, primarily related to the Cloud Hosted VoIP solution.

•	Technology Solutions Segment assets decreased primarily from a decrease in accounts receivable from increased collections, partially offset by an increase in inventory.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Three months ended March 31, 2012
Net sales and service revenue	$3,557	$343	$7,899	$11,799
Gross profit (loss)	1,214	(2,062)	1,040	192
Segment income (loss)	388	(3,171)	(118)	(*	)
Segment assets	8,585	1,216	8,147	17,948

Three months ended March 31, 2011
Net sales and service revenue	$3,313	$196	$6,574	$10,083
Gross profit (loss)	1,373	(372)	696	1,697
Segment income (loss)	523	(680)	(477)	(*	)

As of December 31, 2011
Segment assets	9,139	3,493	10,236	22,868

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating loss per Condensed Consolidated Statements of Operations (GAAP measure):

	For the Three Months Ended March 31,
	2012	2011
Segment income (loss):
Financial Management Applications Segment	$388	$523
Cloud Services Segment	(3,171)	(680)
Technology Solutions Segment	(118)	(477)

TOTAL SEGMENT LOSS	(2,901)	(634)

Less: merger-related and compliance costs
Stock compensation – non-cash	—	(8)
Professional and legal compliance and litigation related costs	(259)	(71)

OPERATING LOSS Per Condensed Consolidated Statements of Operations	$(3,160)	$(713)

Interest and Other Income and Expenses

Interest expense was flat compared to the first quarter of 2011. Interest expense on the line of credit was higher due to increased borrowings over the course of the first quarter. However, this was offset by lower interest from reducing principal balances on the notes payable in comparison to the same period in 2011.

Income Taxes

Income tax benefit increased by $1.0 million, or 466%, compared to the first quarter of 2011, to a tax benefit of $1.2 million in the first quarter of 2012. The increase in tax benefit was due to a higher effective rate and a higher pretax loss when compared to the prior year.

The effective tax rates for the three months ended March 31, 2012 and 2011 were approximately 36.9% and 27.7%, respectively.

Net Loss and Loss per Share

Net loss increased in the first quarter of 2012 by $1.5 million, or 271%, to net loss of $2.0 million compared to the same period of 2011. The increase was due to the increase in operating loss, partially offset by increased income tax benefit.

Basic and diluted loss per share increased from $0.08 in the first quarter of 2011 to $0.31 in the first quarter of 2012. The increase was due to the increase in net loss.

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

Cash Flows

For the three months ended March 31, 2012, we had no change in cash and cash equivalents generated from $0.9 million provided by operating activities, partially offset by $0.3 million used for investment in property and equipment and capitalized software and by $0.6 million of cash used for financing activities. For the three months ended March 31, 2011, we had a decrease of $0.7 million in cash and cash equivalents from increased spending on property and equipment and capitalized software and repayments of notes payable. Since the time of the reverse merger in 2005 the Company has operated in most periods without cash and in reliance on a revolving line of credit facility to fund its day to day working capital needs and acquisition activities. The increase in cash provided from operating activities over the prior year was primarily from a decrease in accounts receivable, with movement downward in 2012 from higher levels at the end of 2011, partially offset by the increase in cash used for financing activities.

Cash from Operating Activities

For the three months ended March 31, 2012, cash provided by operating activities totaled $0.9 million compared to virtually no cash provided by operating activities for the same period of 2011. The increase, $0.9 million, was due to changes in accounts receivable, partially offset by an increase in inventory levels for the reasons discussed further below.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Decreases in the consolidated balance sheet line items for accounts receivable were a result of increased collections and decreased billings through March 31, 2012 as compared to the amounts billed prior to December 31, 2011 and collected prior to March 31, 2011. The increase in inventories was due to more purchases of interactive classroom products than sales since the year end in anticipation of increasing sales of inventoried products in the summer months. Accounts payable increased primarily due to increased business activity as of first quarter end compared to December 31, 2011. Deferred revenue decreased due to more support agreements being billed and deferred at December 31, 2011 than as of the current period end.

Cash used for Investing Activities

Cash used for investing activities totaled $0.3 million in the first three months of 2012 compared to $0.6 million in the first three months of 2011. The decrease of $0.3 million was due to decreased purchases of property and equipment and decreased capitalization of software costs.

On the balance sheet, since year end 2011, capitalized software costs and property and equipment have decreased due to more amortization than capitalization of software development in the Financial Management Applications and Cloud Services Segments. Other intangible assets declined from no increase in other intangible assets with no new acquisitions, offset by ongoing depreciation and amortization. Goodwill also remained flat with no acquisition activity.

Cash from Financing Activities

Cash used for financing activities totaled $0.6 million in the first three months of 2012 compared to $0.1 million of cash used for financing activities in the first three months of 2011. In the current year, net repayments under the line of credit and payments of debt issuance costs exceeded the net borrowings on notes payable.

On the balance sheet, interest bearing debt was lower than the balance at the end of the year, due to the decrease in line of credit borrowings.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Three Month Periods Ended March 31, 2012 and 2011

EBITDA decreased $1.6 million, or 791%, to -$1.8 million for the three months ended March 31, 2012 compared to the same period in 2011. The decrease in EBITDA was primarily due to the decrease in operating income compared to the prior year. Adjusted (financing) EBITDA for the quarter ended March 31, 2012 decreased by $0.3 million, or 160%, to -$0.5 million for the same reason as the change in EBITDA plus the addition of the non-cash impairment write-off of the Cloud Email computer software solution.

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

“Adjusted EBITDA or “Financing EBITDA” is a non-GAAP financial measure used in our calculation and determination of compliance with debt covenants related to our bank credit facilities. Adjusted EBITDA is also used as a representation as to how EBITDA might be adjusted by potential lenders for financing decisions and our ability to service debt. However, such decisions would not exclude those other items impacting cash flow which are excluded from EBITDA, as noted above. Adjusted EBITDA is defined as net income or loss adjusted for net interest expense, income tax expense or benefit, depreciation, amortization, and also certain additional items generally allowed to be excluded from our debt covenant calculation including other non-cash items such as operating non-cash impairment write-offs and compensation expense (such as stock-based compensation), and the Company’s initial reorganization or restructuring related costs, unrealized gain or loss on financial instrument (non-cash related) and gain or loss on the disposal of fixed assets. While we evaluate the Company’s performance against debt covenants on this basis, investors should not presume the excluded items to be one-time costs. If the Company were to enter into additional capital transactions, for example, in connection with a significant acquisition or merger, similar costs could reoccur. In addition, the ongoing impact of those costs would be considered in, and potential financings based on, projections of future operating performance which would include the impact of financing such costs.

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

A reconciliation of Net Income reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Three Months Ended
	March 31, 2012	March 31, 2011
Reconciliation of net loss per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net loss per GAAP	$(2,023)	$(546)
Adjustments:
Income tax expense (benefit)	(1,182)	(209)
Interest expense, net	42	42
Amortization of deferred loan costs	3	—
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	908	204
Amortization of software development costs	426	304

EBITDA	$(1,826)	$(205)

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Impairment of capitalized software development costs	1,313	—
Stock based compensation (non-cash portion)	—	8

Adjusted (Financing) EBITDA	$(513)	$(197)

Credit Arrangements

Credit Facilities

Prior to our going public through the reverse merger, we funded operations through cash flow from operations. In our 2005 reverse merger, which took the CSI operations public, substantially all of our cash was distributed to the founders in exchange for ownership. Due to continued acquisition activity and the recapitalization of the Company in connection with going public through a reverse merger, the Company frequently has no excess cash and relies on its $8.0 million line of credit facility with its bank to fund its working capital and other funding needs. Accordingly, we now use primarily our working capital facility and term loans to fund our operations. See the notes to our unaudited condensed consolidated financial statements included in this report for more details on our borrowing facilities.

Our current credit facilities consist of:

•	$8.0 million revolving line of credit, of which $0.8 million was drawn and $3.5 million was available at March 31, 2012, which bears interest at LIBOR plus 2.25% and matures July 31, 2013;

•

$0.7 million equipment note, of which approximately $0.7 million was outstanding at March 31, 2012, which bears interest at LIBOR plus 2.25%, and has a one and one-half year amortization maturing in October 2013; and

•

$2.3 million in subordinated notes to Barron Partners and the five founding shareholders, of which $0.7 million remained outstanding at March 31, 2012, which bear interest at 15% and mature no later than January 1, 2018. The notes are subordinated to our bank lender with whom we have our line of credit.

Auto Fleet Lease Facility

The Company has a $2 million facility under which it leases multiple automobiles under a managed, out-sourced (or “fleet”) program, to support the transportation needs for certain (where cost-effective) sales and delivery efforts. The automobile leases are accounted for as operating leases and lease payments and all other expenses related to these transportation needs are expensed as incurred, just as they would be without the program. Additionally, the program manages the commitment to adding vehicles and exiting of commitments for vehicles when replaced or disposed of, with minimal cost. The Company utilizes the fleet lease program to avoid the administrative costs it would incur if it were to manage such an activity in house. Without the advantage of sharing overhead costs necessary for the management of such a program with others and through economies of scale, such as an outsourced provider can achieve, management would not achieve sufficient savings to administer such a program and would simply choose to incur all related costs as a mileage reimbursement to the employees for use of their personal vehicles. Management believes it would not be cost effective to purchase the vehicles through any type of capital funding, and incur the costs to internally manage and dispose of the vehicles. In addition to the increased costs of internal administration, the disposal costs would likely be greater than incurred under the fleet management program, since the Company is not in the used vehicle market. Accordingly, the Company considers the leasing arrangement an administrative tool, and not a significant source of capital. The program consists of mid-sized, standard vehicles traditionally used for sales activities with a reasonable step up in vehicle model for key managers. Individuals pay a portion of the costs for personal use, with an increased payment by managers. Vehicles are only provided for those who travel sufficient miles for the Company to experience savings over traditional per mile reimbursement if driving a personal car, sufficient to justify their inclusion in the car program. We do not provide luxury vehicles for any members of management, and neither the CEO nor CFO are provided cars as they do not currently drive sufficient mileage to justify one. The auto fleet leases are discussed under Note 8 to our unaudited condensed consolidated financial statements for the period ended March 31, 2012.

Factors Affecting Capital Needs and Resources

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	our operating cash flow;

•	$3.5 million available to our operations at March 31, 2012 under our $8.0 million line of credit;

•	the anticipated level of capital expenditures for 2012 of $0.8 million ($0.2 million expended through March 31, 2012);

•	projected capitalized software development costs of approximately $0.7 million;

•	estimated purchase commitments with suppliers;

•	our scheduled debt service on senior term borrowings;

•	repayment of our subordinated notes; and

•	potential future acquisitions.

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

On March 6, 2012, the Company refinanced its line of credit with another financial institution on substantially the same terms as its prior line, except that the funding limit was increased to $8.0 million for the line of credit, at a slightly lower interest rate (LIBOR plus 2.25% versus the former LIBOR plus 2.5%) and with a termination date of July 31, 2013.

In conjunction with the refinance of the line of credit, on March 6, 2012, we refinanced our equipment note increasing it by $0.2 million to $0.7 million. The purpose of the increase was to refinance our recent capital expenditures originally financed by draws on our line of credit, to match the period over which they are generally used and to replenish working capital availability under the line for these purchases. The terms of the equipment note, including payment and interest, remained the same as with the prior refinance.

Capital Expenditures and Software Development Costs

We currently anticipate that our capital needs for 2012 will principally consist of $0.7 million for software development and $0.8 million capital expenditures. The increase in capital expenditures is anticipated in connection with a growth in revenues for Hosted VoIP and the infrastructure needed to support such growth. This need could be significantly higher or lower dependent on the actual growth achieved in this new product area and should relate directly to revenues and profitability for this solution area. Unlike our past investments in capital expenditures, which have been primarily small to support internal administrative and customer support needs, this investment will be more directly linked to the number of customers we onboard to use this solution. We generally fund equipment purchases through our line of credit but periodically finance or refinance such purchases over a longer period, typically around three years to coincide with the longer-term nature of the relationships with customers and return on investment timeline under such solutions.

For the three months ended March 31, 2012, we have capitalized approximately $0.1 million of software development costs and $0.2 million in capital expenditures. We plan to fund remaining 2012 needs for these items through cash flow from operations and draws under our bank line of credit or longer term borrowings such as our equipment note. The Company also considers leasing of capital equipment as a financing option, to the extent terms are reasonable in comparison to other financing options, and particularly where there may be a benefit related to the costs of administration of the equipment, particularly with regard to its disposal. The Company currently leases a number of vehicles for the sales people and engineers who are on the road due to the cost-effective nature of the program in comparison to the costs of paying standard mileage rates for a high level of travel, and considering the low cost of outsourced administration through the program. Under our agreements for borrowings with our bank we are required to obtain and have obtained permission to enter into leasing programs, particularly as the terms have been beneficial to our operations. We anticipate, but cannot guarantee our bank will continue to support our entering into additional leasing facilities, particularly when the terms are favorable and purposes effectively support our operations.

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

Subordinated Promissory Notes

At March 31, 2012, subordinated promissory notes payable to shareholders totaled approximately $0.7 million. On June 25, 2010, we entered into an extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

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

In addition to Barron Partners, LP, which owns all of our preferred stock, the Subordinated Notes are held by the five shareholders of our predecessor, Computer Software Innovations, Inc., a South Carolina corporation. Four of these note holders are currently executive officers of the Company, and include: Nancy K. Hedrick, President and Chief Executive Officer; Thomas P. Clinton, Senior Vice President of Strategic Relationships; Beverly N. Hawkins, Senior Vice President of Planning and Special Projects Financial Software Solutions; and William J. Buchanan, Senior Vice President of Technology Solutions and Cloud Services. The fifth holder, Joe G. Black, formerly served as chief financial officer of the Company.

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

Expiration of Warrants

On June 1, 2011, warrants issued to DC Consulting expired. The warrants were originally issued in May 2009 pursuant to the terms of a Consulting Agreement with DC Consulting, LLC, whereby DC Consulting provided investor relations services.

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

We continuously consider and pursue other financing options which could include mezzanine financing or other capitalization alternatives. These options are under consideration, and could provide longer-term financing to match our long-term capital needs. Such needs would include acquisition activities and increased working capital. Depending on cash flow from current operations, should we find longer-term funding unnecessary, we may not take advantage of such additional funding options, thereby paying down debt and minimizing any potential for dilution from any additional raise of capital. In May 2011, we retained an investment banking firm to advise us with respect to strategic options, including potential capital and financing alternatives. Investing activities are discussed in more detail above, under “ – B. Recent Developments.”

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective for the reporting period ended March 31, 2012, such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 1A. Risk Factors.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”).

There have been no material changes in the risk factors previously disclosed in Part I-Item 1A of our Form 10-K.

Item 5. Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with Fifth Third Bank is a facility under which we may borrow, repay and then re-borrow. Advances and repayments occur daily under the credit facility, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through May 9, 2012. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through March 19, 2012, was previously disclosed in our Form 10-K filed with the Commission on March 28, 2012.

Date	Loan Balance
March 27, 2012	1,320
April 4, 2012	320
April 10, 2012	1,060
April 18, 2012	1,700
April 26, 2012	3,020
May 4, 2012	1,860
May 9, 2012	2,680

Item 6. Exhibits.

Exhibit Number	Description

4.1	Rights Agreement, dated March 5, 2012, between Computer Software Innovations, Inc and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed March 6, 2012).

10.1	Education Business Partner Agreement between The Company d/b/a CSI Technology Outfitters and Promethean, Inc. effective as of January 3, 2012 (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K, filed March 28, 2012).

10.2	Credit Agreement between Computer Software Innovations Inc. and Fifth Third Bank dated as of March 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 12, 2012).

10.3	Commercial Promissory Note in the amount of $700,000 payable by Computer Software Innovations, Inc. to Fifth Third Bank dated March 6, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed March 12, 2012).

10.4	Commercial Promissory Note in the amount of $8,000,000 payable by Computer Software Innovations, Inc. to Fifth Third Bank dated March 6, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed March 12, 2012).

10.5	Security Agreement between Computer Software Innovations Inc. and Fifth Third Bank dated as of March 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed March 12, 2012).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: May 15, 2012	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.1	Rights Agreement, dated March 5, 2012, between Computer Software Innovations, Inc and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed March 6, 2012).

10.1	Education Business Partner Agreement between The Company d/b/a CSI Technology Outfitters and Promethean, Inc. effective as of January 3, 2012 (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K, filed March 28, 2012).

10.2	Credit Agreement between Computer Software Innovations Inc. and Fifth Third Bank dated as of March 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 12, 2012).

10.3	Commercial Promissory Note in the amount of $700,000 payable by Computer Software Innovations, Inc. to Fifth Third Bank dated March 6, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed March 12, 2012).

10.4	Commercial Promissory Note in the amount of $8,000,000 payable by Computer Software Innovations, Inc. to Fifth Third Bank dated March 6, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed March 12, 2012).

10.5	Security Agreement between Computer Software Innovations Inc. and Fifth Third Bank dated as of March 6, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed March 12, 2012).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

.