Form 10-Q
period 2012-06-30
Computer Software Innovations, Inc.
filed 2012-08-14
CIK 1109879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2012
Common Stock, $0.001 par value per share	6,733,191 shares

COMPUTER SOFTWARE INNOVATIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUES
Financial Management Applications Segment	$3,524	$3,345	$7,081	$6,658
Cloud Services Segment	534	393	877	589
Technology Solutions Segment	11,151	9,742	19,050	16,316

Net sales and service revenue	15,209	13,480	27,008	23,563
COST OF SALES
Financial Management Applications Segment
Cost of sales, excluding depreciation, amortization and capitalization	2,110	1,968	4,285	3,937
Depreciation	36	29	69	55
Amortization of capitalized software costs	248	262	503	498
Capitalization of software costs	(186)	(303)	(306)	(594)

Total Financial Management Applications Segment cost of sales	2,208	1,956	4,551	3,896
Cloud Services Segment
Cost of sales, excluding depreciation, amortization and capitalization	605	610	1,431	1,174
Depreciation	102	57	197	105
Amortization and impairment of capitalized software costs	68	68	1,552	136
Capitalization of software costs	—	(221)	—	(333)

Total Cloud Services Segment cost of sales	775	514	3,180	1,082
Technology Solutions Segment
Cost of sales, excluding depreciation	9,443	8,026	16,276	13,880
Depreciation	23	23	49	47

Total Technology Solutions Segment cost of sales	9,466	8,049	16,325	13,927

Total cost of sales	12,449	10,519	24,056	18,905

Gross profit	2,760	2,961	2,952	4,658
OPERATING EXPENSES
Research and development	—	26	10	52
Selling costs	1,459	1,242	2,802	2,439
Marketing costs	145	174	221	303
Stock based (non-employee wage) compensation	—	7	—	15
Professional and legal public company compliance costs	533	158	792	229
Depreciation and amortization	80	102	834	208
Other general and administrative expenses	835	859	1,745	1,732

Total operating expenses	3,052	2,568	6,404	4,978

Operating income (loss)	(292)	393	(3,452)	(320)
OTHER EXPENSE
Interest expense	(45)	(46)	(87)	(88)
Amortization of deferred loan costs	(11)	—	(14)	—

Other expense	(56)	(46)	(101)	(88)

Income (loss) before income taxes	(348)	347	(3,553)	(408)
INCOME TAX EXPENSE (BENEFIT)	(124)	171	(1,306)	(38)

NET INCOME (LOSS)	$(224)	$176	$(2,247)	$(370)

BASIC EARNINGS (LOSS) PER SHARE	$(0.03)	$0.03	$(0.34)	$(0.06)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$0.01	$(0.34)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
- Basic	6,657	6,565	6,621	6,558

- Diluted	6,657	13,757	6,621	6,558

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	9,654	10,872
Inventories	3,836	1,568
Prepaid expenses	308	374
Income taxes receivable	882	608

Total current assets	14,680	13,422
PROPERTY AND EQUIPMENT, net	1,552	1,529
COMPUTER SOFTWARE COSTS, net	1,581	3,330
DEFERRED TAX ASSET	173	—
GOODWILL	2,431	2,431
OTHER INTANGIBLE ASSETS, net	1,465	2,156

Total assets	$21,882	$22,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,497	$3,587
Deferred revenue	8,351	8,558
Deferred tax liability	337	990
Bank line of credit	1,740	1,312
Current portion of notes payable	471	469
Current portion of subordinated notes payable to shareholders	72	67

Total current liabilities	16,468	14,983

LONG-TERM DEFERRED TAX LIABILITY, net	—	206
NOTES PAYABLE, less current portion	113	150
SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS, less current portion	647	696

Total liabilities	17,228	16,035

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock - $0.001 par value; 15,000 shares authorized; 6,660 and 6,740 shares issued and outstanding	7	7
Common stock - $0.001 par value; 40,000 shares authorized; 6,664 and 6,584 shares issued and outstanding, respectively	7	7
Additional paid-in capital	9,632	9,369
Accumulated deficit	(4,704)	(2,457)
Unearned stock compensation	(288)	(93)

Total shareholders’ equity	4,654	6,833

Total liabilities and shareholders’ equity	$21,882	$22,868

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands)	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Stock Compensation	Total
Balances at December 31, 2011	$7	$7	$9,369	$(2,457)	$(93)	$6,833
Conversion of preferred stock	—	—	—	—	—	—
Issuance of stock options	—	—	263	—	(263)	—
Stock option based compensation	—	—	—	—	68	68
Net loss for the six months ended June 30, 2012	—	—	—	(2,247)	—	(2,247)

Balances at June 30, 2012	$7	$7	$9,632	$(4,704)	$(288)	$4,654

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)	Six Months Ended
	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES
Net (loss) income	$(2,247)	$(370)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities
Depreciation ,amortization and impairment	3,218	1,049
Stock compensation expense, net	68	57
Deferred income taxes	(1,032)	143
Changes in deferred and accrued amounts
Accounts receivable	1,218	(2,255)
Inventories	(2,268)	(895)
Prepaid expenses	66	(149)
Accounts payable	1,910	1,172
Deferred revenue	(207)	413
Income taxes receivable/payable	(274)	(188)

Net cash provided by (used for) operating activities	452	(1,023)

INVESTING ACTIVITIES
Purchases of property and equipment	(437)	(600)
Capitalization of computer software	(306)	(927)

Net cash used for investing activities	(743)	(1,527)

FINANCING ACTIVITIES
Net borrowings under line of credit	428	1,236
Borrowings under notes payable	197	—
Repayments of notes payable	(276)	(264)
Debt issuance costs	(58)	—

Net cash provided by financing activities	291	972

Net change in cash and cash equivalents	—	(1,578)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,578

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$89	$87
Income Taxes	$—	$7

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

COMPUTER SOFTWARE INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in thousands, except per share data and where specifically stated)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Organization

Computer Software Innovations, Inc. (formerly VerticalBuyer, Inc.) (the “Company”, “CSI” or “we”), a Delaware corporation, was incorporated on September 24, 1999. The Company currently trades in the over the counter market and is reported on the OTC Bulletin Board under the symbol “CSWI.”

In the first quarter of 2005, the Company concluded a series of recapitalization transactions which began January 31, 2005 with a change in control due to the purchase of a majority of the Company’s common stock by Computer Software Innovations, Inc., a South Carolina corporation (“CSI – South Carolina”). These transactions culminated on February 11, 2005 with the merger of CSI – South Carolina into the Company (“reverse merger”), the Company’s issuance of preferred stock, common stock, warrants and certain subordinated notes, and the change of the Company’s name to “Computer Software Innovations, Inc.” At the time, VerticalBuyer was a public shell, having disposed of all prior operations, and CSI – South Carolina merged into the shell in a “reverse merger” transaction. In this transaction, the historical records of Vertical Buyer prior to the merger for future reporting purposes become those of the acquirer, in this case CSI – South Carolina, as the prior operations of VerticalBuyer are not comparable to its future operations, which are those carried over from CSI – South Carolina. The Company’s historical references are now to operations reported under CSI – South Carolina since its start in late 1989 and formal organization in 1990. Thus, CSI’s operations have existed for more than 20 years, more than 10 years beyond its new corporate organization’s (VerticalBuyer’s) incorporation which occurred in 1999.

Description of business

The Company is engaged in the business of development and sales of internally developed software, sales and distribution of computers, network and communications hardware and accessories, as well as interactive collaborative classroom technologies and other hardware – based solutions.

The Company began as an internal developer of software in 1989. The Company’s internally developed software consists of its original product line, fund accounting based financial management software (the results of which are reported through its Financial Applications Segment), which is now accompanied by other internal applications development, including standards-based lesson planning software, solutions that facilitate single sign-on application access management provisioning based on Microsoft’s Identity Lifecycle Management, referred to as its identity and access management solutions, cloud-based communications and collaboration solutions, including both hosted email and hosted voice-over-internet, using internet protocol (“VoIP”) services, and Microsoft SharePoint deployments (the results of which are all reported through its Cloud Services Segment). The Company’s primary software product, fund accounting based financial management software, is developed for those entities that track expenditures and investments by “fund”, or by source and purpose of the funding. The fund accounting software is used primarily by public sector and not-for-profit entities. The Company’s standards-based lesson planning software is designed to allow teachers to create lesson plans that are tied to a state’s curriculum standards. These lesson plans may be reviewed by administrators and a report generated to determine the standards that have been met or need to be met. The lesson plans can be stored, shared, and retrieved for collaboration, editing and future use. The Company’s solutions for single sign-on application access management provide the ability to eliminate the need for users to sign on to every application separately (thereby allowing “single sign-on”) and provides for other efficiencies related to setting-up and controlling user access. The Company’s hosted email solutions (for which new sales emphasis has been curtailed due to less acceptance in the marketplace than originally anticipated coupled with high start-up costs) and hosted VoIP solutions focus on making security and administration of email and VoIP telecommunications more efficient and up-front cost of adoption of the technology lower for its primary kindergarten through grade 12 (“K-12”) market space.

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

Basis of presentation

Prior to June 1, 2012, the condensed consolidated financial statements included CSI Technology Resources, Inc., a wholly-owned subsidiary. CSI Technology Resources, Inc. was acquired by CSI on May 1, 2000 and became the Technology Solutions Segment of CSI. Following its first year, this subsidiary no longer had any significant operations or separate accounting, as all activities were subsequently accounted for within CSI, except that certain vendor contracts were in the name of CSI Technology Resources, Inc. In the second quarter of 2012, the name on all remaining contracts known or identified were converted and on June 1, 2012 the subsidiary was deactivated.

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

Management’s judgments are based on its assessment as to the effect which certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in the Company’s condensed consolidated financial statements. Actual results could differ materially from these estimates, assumptions, projections and judgments.

The interim condensed consolidated balance sheet and the related condensed consolidated statements of operations, changes in shareholders’ equity and cash flows are unaudited. In Management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the interim financial statements have been made. The results of the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. The Company’s operations are seasonal, being driven by its primary client base, K-12 schools being closed or having significantly reduced operations during the summer months. At such time infrastructure and systems changes are less disruptive to their operations and they prefer to have a larger number of projects completed. As a result, and with the Company’s fiscal year corresponding to the calendar year, the results for the Company’s first and fourth quarters of each fiscal year when schools are in session are typically lower than the results for its second and third quarters, which contain the summer months when schools are closed or have significantly reduced operations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, critical accounting policies, significant accounting policies and the notes to the consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K.

Recent accounting pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, which is intended to simplify testing for goodwill impairment. This guidance gives an entity the option to first assess qualitative factors to determine if it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for the Company beginning January 1, 2012. The Company adopted the provisions contained in this guidance as of January 1, 2012 without any material impact on the Company’s financial position, results of operations, or cash flows.

In May 2011, FASB issued ASU No. 2011-04, which clarifies and changes fair value measurement and disclosure requirements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments but does not require additional fair value measurements. This guidance was effective for the Company beginning January 1, 2012. The Company adopted the provisions contained in this guidance as of January 1, 2012 without any material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – EARNINGS OR LOSS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potential common shares outstanding, including common stock held in escrow, during the period following application of the treasury stock method. The table below presents the weighted average shares outstanding for the three and six month periods ended June 30, 2012 and 2011, both prior to and after application of the treasury stock method.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted Average Shares Outstanding Prior to Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,657	6,565	6,621	6,558
Common stock held in escrow	—	200	—	200
Preferred stock	6,667	6,740	6,703	6,740
Warrants	—	204	—	252
Options	854	570	801	542

Total Weighted Average Shares Outstanding	14,178	14,279	14,125	14,292

Weighted Average Shares Outstanding After Application of the Treasury Stock Method
Common stock (excluding shares held in escrow)	6,657	6,565	6,621	6,558
Common stock held in escrow	—	200	—	200
Preferred stock	6,667	6,740	6,703	6,740
Warrants	—	20	—	25
Options	148	232	148	224

Total Weighted Average Shares Outstanding – treasury stock method	13,472	13,757	13,472	13,747

The potential common shares were not used in the calculation of diluted loss per share for the three and six months ended June 30, 2012 and the six months ended June 30, 2011, as the effect is anti-dilutive due to the net loss reported for the period.

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

Assumptions used in calculation of fair value

	For the Six Months Ended June 30,
	2012	2011
Expected term (in years)	7	7
Expected volatility	298%	208%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.9%	2.3%

Stock options

Detail	Number of Options	Weighted Average Exercise Price	Expiration
Options assumed in reverse merger	158	$0.12	November 1, 2012
Options granted to key employees	80	$1.42	November 9, 2017
Options granted to other employees	10	$1.09	May 28, 2018
Options granted to key employees	50	$0.70	April 17, 2019
Options granted to a key and other employees	186	$0.70	June 1, 2020
Options granted to a key and other employees	213	$0.70	June 6, 2021
Options granted to key employees	50	$0.70	June 6, 2021
Options granted to key employees	325	$0.73	June 1, 2022

The following table summarizes option activity under the plans for the three months ended June, 30 2012.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2012	697	$0.65	6.36	$70
Granted	375	0.73
Cancelled	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at June 30, 2012	1,072	$0.68	7.65	$42

Exercisable at June 30, 2012	510	$0.64	5.45	$42

The following table summarizes option activity under the plans for the first six months of 2012.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	697	$0.65	6.61	$—
Granted	375	0.73
Cancelled	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at June 30, 2012	1,072	$0.68	7.65	$42

Exercisable at June 30, 2012	510	$0.64	5.45	$42

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $0.72 as of June 30, 2012 and the exercise price multiplied by the number of options outstanding as of that date. The closing stock price as of March 31, 2012 was $0.75. Because the weighted average exercise price was higher than the market price of $0.25 per share as of December 31, 2011, the aggregate intrinsic value is reflected at $0.

As of June 30, 2012 there remained $288 of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of approximately three years.

The Company issued 375 employee stock options during the first six months of 2012. There were no other issuances of common stock during the period.

Total stock based compensation expense for the three months ended June 30, 2012 was $47, all of which related to employee stock compensation (wage-related).

Total stock based compensation expense for the six months ended June 30, 2012 was $68, all of which related to employee stock compensation (wage-related).

The following table summarizes option activity under the plans for the three months ended June, 30 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	530	$0.65	6.06	$—
Granted	213	0.70
Cancelled	—	—
Exercised	—	—
Forfeited/expired	(16)	0.17

Outstanding at June 30, 2011	727	$0.68	7.12	$236

Exercisable at June 30, 2011	383	$0.65	4.74	$133

The following table summarizes option activity under the plans for the first six months of 2011.

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	615	$0.68	6.31	$—
Granted	213	0.70
Cancelled	—	—
Exercised	—	—
Forfeited/expired	(101)	0.76

Outstanding at June 30, 2011	727	$0.68	7.12	$236

Exercisable at June 30, 2011	383	$0.65	4.74	$133

The Company’s closing stock price was $1.00 as of June 30, 2011. Because the weighted average exercise price was higher than the market price of $0.55 per share as of March 31, 2011 and $0.61 per share as of December 31, 2010, the aggregate intrinsic value as of those dates is reflected at $0.

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

NOTE 4 – COMPUTER SOFTWARE COSTS AND OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of its capitalized software development costs for possible impairment each quarter by comparing the carrying value to the net realizable value of the related software product(s). In connection with the lackluster sales results for the Cloud Email solution during the E-Rate cycle occurring in the first quarter of 2012, the Company revised downward its projected future cash flows for the solution. Based on these revisions, the Company determined it was necessary to record a non-cash impairment charge of $1,313, reflecting the write-off of the remaining carrying value of the Cloud Email solution. This impairment charge is reflected in the line item amortization and impairment of capitalized software costs in the accompanying condensed consolidated Statement of Operations for the six month period ended June 30, 2012.

In light of the revised projections for its Cloud Email solution, the Company evaluated other long-lived assets of its Cloud Services Segment for possible impairment. Based on an undiscounted cash flow analysis, the Company concluded that no additional impairment was warranted. However, in connection with this review, the Company determined that the useful life of its Version3 logo should be shortened, resulting in the full amortization of the remaining carrying value of this trademark during the first quarter of 2012. Accelerated amortization expense in the first quarter related to this trademark was $660 and is reflected in the operating expense line item depreciation and amortization, in the accompanying condensed consolidated Statement of Operations for the six month period ended June 30, 2012.

In response to its revised projections for its Cloud Email solution and various other considerations, Management and the Board have decided to reduce emphasis on the Company’s Cloud Email solution. Based on this decision, the Company implemented a reduction in force related to its Cloud Email solution in the second quarter. Severance costs related to the reduction in force of eight employees, consisting of wages and benefits, totaled $91 and were incurred in the second quarter. The reduction in force was substantially complete as of May 2, 2012, and the financial impact of the charges were reflected in the Company’s second quarter financial results: $53 in cost of sales, $36 in selling, and $2 in marketing costs.

NOTE 5 – LONG-TERM AND SHORT-TERM DEBT, INCLUDING RELATED PARTY TRANSACTIONS, AND OFF-BALANCE SHEET INSTRUMENTS

Bank Credit Facilities

The Company maintains a line of credit facility with its bank. The terms of the facility are as follows:

•	the principal amount of the facility is $8.0 million;

•	the latest renewal was on March 6, 2012, with a maturity date of July 31, 2013;

•	permissible purposes of the funds borrowed under the revolving facility include funding short-term working capital and general corporate purposes of the Company; and

•

the definition of the borrowing base includes 50% of eligible inventory (with a maximum borrowing ability of $2.0 million against eligible inventory of $4.0 million), in addition to 80% of eligible accounts receivable.

On March 6, 2012, the Company refinanced its line of credit with another financial institution on substantially the same terms as its prior line, except that the funding limit was increased to $8.0 million for the line of credit, at a slightly lower interest rate (LIBOR plus 2.25% versus the former LIBOR plus 2.5%) with a termination date of July 31, 2013. Costs associated with the refinancing of $58 were incurred and deferred in Other assets and amortization expense of $11 and $14 were recorded for three and six months ended June 30, 2012, respectively.

Under the Company’s bank facility, eligible accounts receivable balances essentially include all of the Company’s trade accounts receivable except, in most cases, those accounts which are more than 90 days past due. Certain other accounts are excluded from eligibility for borrowing including: (i) accounts due from affiliates; (ii) accounts which the Company’s management have determined to be of doubtful collectability; and (iii) accounts due from any one of the Company’s customers to the extent such accounts constitute more than 30% of the total eligible accounts. The loans bear interest at LIBOR plus 2.25%, payable monthly. LIBOR plus 2.25% was 2.50% at June 30, 2012 and LIBOR plus 2.50 was 2.77% at December 31, 2011.

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

The amount outstanding on the equipment notes payable to the bank was $584 at June 30, 2012 and $619 at December 31, 2011.

Scheduled principal payments under the Company’s bank notes payable for the years ending December 31 are presented below:

2012	$234
2013	350

Total Principal Payments	$584

The loans under the revolving credit facility and the equipment facility, as well as all other obligations owed by the Company to the bank (such as accrued interest and service charges), are secured by a first priority security interest in substantially all of the Company’s assets. Also, the Company is required to comply with certain covenants, including: providing periodic financial statements to the bank, compliance with SEC reporting requirements, allowing the bank to inspect its secured assets, and the Company maintaining its assets in good operating condition and maintaining sufficient insurance. Also, the Company is required to comply with certain financial covenants. The first financial covenant is a “Debt Service Coverage Ratio,” which is measured at the end of each year. This ratio is calculated by adding certain nonrecurring special items to EBITDA (“Adjusted EBITDA”), and then dividing by current maturities of long term debt plus interest expense. For the purposes of the loan agreement, “EBITDA” means the total of (i) net income or loss from continuing operations (excluding extraordinary gains or losses), and to the extent deducted in determining net income or loss (ii) interest expense, (iii) income taxes, and (iv) depreciation, depletion and amortization expenses. The Company is required to maintain a Debt Service Coverage Ratio of not less than 1.2 to 1.0. The second financial ratio is Funded Debt to EBITDA, which is also measured annually. A ratio of not greater than 2.5 to 1.0 is required. For the purposes of the ratio, “Funded Debt” generally means all obligations for borrowed money or for the deferred purchase price of property, and all capitalized lease obligations. Management is not aware of any debt covenant violations at June 30, 2012 and December 31, 2011.

The loan agreement also contains certain restrictive covenants. These include general prohibitions on: disposing of property other than in the ordinary course of business; the Company changing its business; a change in control of the Company; mergers, acquisitions and the creation of new subsidiaries; the incurring of new indebtedness; the creation of new encumbrances or liens; investments, other than certain permitted investments in liquid investment grade paper; and the Company making loans, including loans to officers. Also, the loan agreement prohibits the Company from making any distributions (including any dividends on its common stock), or making any repurchases or redemptions of its capital stock, except to the extent there is no event of default either before or after any such distribution, repurchase or redemption. The bank may accelerate the Company’s obligations under the loan agreement and the related promissory notes upon an event of default under the loan agreement. Events of default generally include the Company failing to make payments of principal or interest when due; defaults under loan covenants, subject to periods during which the Company may cure in certain cases; the Company becoming insolvent or being subject to certain bankruptcy proceedings, subject to certain time periods; and the occurrence of a material adverse change in the Company’s business or financial condition. Upon an acceleration of the bank’s loans to the Company, the bank, among other remedies, would have recourse to substantially all of the Company’s assets through its security interest. There was $1,740 of draws outstanding as of June 30, 2012 and $1,312 as of December 31, 2011.

Subordinated Notes

The Company has subordinated notes payable to shareholders with amounts outstanding totaling $719 at June 30, 2012, and $763 at December 31, 2011. On June 25, 2010, the Company and each of the holders of certain Subordinated Promissory Notes dated February 11, 2005 (the “Subordinated Notes”) entered into an Extension of Subordinated Notes and Waiver dated June 24, 2010 (the “Extension”). Pursuant to the Extension:

•	the maturity date of each Subordinated Note is no later than January 1, 2018, on which date all principal and accrued interest will be due and payable in full, if not earlier paid.

•

the Company will make quarterly payments on the Subordinated Notes of principal and accrued interest in the amount of $50 in the aggregate to be applied pro-rata among the note holders, $25 on the Barron Subordinated Note and $5 each on the other Subordinated Notes.

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

Scheduled principal payments under the Company’s subordinated notes payable for the years ending December 31 are presented below:

2012	$23
2013	101
2014	117
2015	136
Thereafter	342

Total Principal Payments	$719

Off Balance Sheet Instruments

As of June 30, 2012, and for the periods reported, and through the filing date, the Company had no off-balance sheet instruments except for certain operating leases discussed in Note 8.

Related Party Transactions

During the first six months of 2012 the Company made principal and interest payments to the five former shareholders of CSI – South Carolina, all of whom are significant shareholders of the Company, and four of whom are executive officers, and Barron, who owns all of the Company’s preferred shares. These payments were made on the subordinated notes payable which were associated with the reverse merger transaction which occurred in 2005, and represented an annual interest rate of 15% as of June 30, 2012. In 2012, principal and interest payments to the five original shareholders of CSI – South Carolina totaled $50 and principal and interest payments to Barron also totaled $50.

NOTE 6 – PREFERRED STOCK AND RELATED WARRANTS AND SUBSEQUENT EVENT

Preferred Stock

On April 12, 2012, Barron Partners converted 80,000 preferred shares to common shares. There was no other preferred stock activity during the period ended June 30, 2012. Subsequent to June 30, 2012, on August 6, 2012 Barron Partners converted an additional 69,000 preferred shares to common shares.

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

There were no common stock purchase warrants outstanding and there was no activity related to common stock purchase warrants for the three and six month periods ended June 30, 2012.

Activity related to the common stock purchase warrants for the three and six month periods ended June 30, 2011 and outstanding balances are as follows:

Common Stock Purchase Warrants
	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Exercise Price	$0.70	$1.00	$1.20
Expiration Date	6/1/2011	6/1/2011	6/1/2011

Warrant related activity for the three months ended June 30, 2011
	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at March 31, 2011	100	100	100
Issued - three months ended June 30, 2011	—	—	—
Exercised - three months ended June 30, 2011	—	—	—
Expired - three months ended June 30, 2011	(100)	(100)	(100)

Outstanding at June 30, 2011	—	—	—

Warrant related activity for the six months ended June 30, 2011
	DC Consulting Warrant	DC Consulting Warrant	DC Consulting Warrant
Outstanding at December 31, 2010	100	100	100
Issued - six months ended June 30, 2011	—	—	—
Exercised - six months ended June 30, 2011	—	—	—
Expired - six months ended June 30, 2011	(100)	(100)	(100)

Outstanding at June 30, 2011	—	—	—

NOTE 7 – INCOME TAXES

The effective tax rates for the three months ended June 30, 2012 and 2011 were approximately 35.6% and 49.3%, respectively.

The effective tax rates for the six months ended June 30, 2012 and 2011 were approximately 36.8% and 9.3%, respectively.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under various operating leases. At June 30, 2012, future minimum lease payments under non-cancelable leases were:

2012	$614
2013	1,241
2014	984
2015	268
2016	46

Total	$3,153

Rent expense for the three months ended June 30, 2012 and 2011 was $316 and $279, respectively. Rent expense for the six months ended June 30, 2012 and 2011 was $627 and $559, respectively.

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

On March 23, 2010, the Company entered into a one year lease with Edge Developments, LLC for 30,000 square feet of warehouse space at 903A East Main Street, Easley, SC. The terms of this lease require monthly payments of $5, which are included in rent expense above, and expired on March 31, 2011, at which point the Company occupied the facility under a month to month arrangement. On July 8, 2011, the Company amended the lease dated March 23, 2010. This amendment required annual rent of $71 and was set to expire on June 30, 2012. On June 29, 2012 the lease was amended again to extend for two years until June 30, 2014. Terms of this renewal call for annual rent of $79 for year one and $81 for year two. The future minimum lease payments under this lease are included in the schedule above.

In December 2008, the Company entered into a lease with the University of South Alabama Research and Technology Corporation for the lease by the Company of 11,110 square feet of office space located at 650 Clinic Drive, Suite 1150, Mobile, AL 36688. The term of the lease began in March 2009 and ran through June 2012. The lease called for annual rent of $142, payable monthly. On July 31, 2012, the Company entered into an agreement to renew this lease. The term of this lease renewal started on July 1, 2012 and extends for a period of thirty six months, terminating June 30, 2015. The lease contains an early termination clause which the Company may elect to exercise within sixty days of June 30, 2014. The terms of the lease renewal call for annual rent of $142 for year one, $146 for year two and $149 for year three. The future minimum lease payments under this lease are included in the schedule above.

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

In August 2008, the Company entered into a corporate fleet lease program with Enterprise Fleet Services, for which individual vehicle open-ended leases are signed that may amount to a total commitment of $2.0 million over a weighted-average lease term of approximately three years. This program provides for the Company to incur directly the costs of automobile related transportation for engineers and sales persons with a high amount of travel as a cost-savings effort when compared to the alternative of paying a mileage allowance for such transportation needs at the generally accepted, federal tax deductible rate. The commitment includes insurance, certain maintenance and other committed costs. The future minimum lease payment for leases executed under the program as of June 30, 2012 is included in the schedule above.

Executive Officer Employment Agreements

The Company entered into new, separate employment agreements with each of the four most highly compensated executive officers on March 1, 2009, with terms similar to their prior agreements. The term of all the employment agreements is three years, annually renewable unless otherwise terminated or renegotiated, originally expiring on February 28, 2012, with a current expiration of February 28, 2013. The agreements renew for a one year term automatically upon the expiration of the initial term or any renewal periods unless sooner terminated by any one of the parties. Such agreements provide for minimum salary levels adjusted for performance based on review by the Board of Directors. The aggregate commitment for future salaries at June 30, 2012, excluding bonuses, is approximately $578.

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

There are no significant transactions between reportable segments. The total of Segment net sales and service revenue from all segments is equal to Net sales and service revenue as reported in our Condensed Consolidated Statements of Operations. Sales and Cost of sales are included in each segment’s income as reported in our Condensed Consolidated Statements of Operations. Accordingly, the total of the segments’ Gross profit is equal to Gross profit in our Condensed Consolidated Statements of Operations. Operating expenses are allocated to segment income based on an estimate of sales and administrative time spent on each segment. None of the income or loss items following Operating income in our Condensed Consolidated Statements of Operations are allocated to our segments, since they are reviewed separately by management. Public company compliance costs are generally excluded from management’s analysis of profitability by segment and the Company’s segment presentation. Accordingly, the total of Segment income from all segments, less non-recurring and compliance items, if any, is equal to Operating income as reported in our Condensed Consolidated Statements of Operations.

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

The following tables summarize information about segment income (loss) for the three and six months ended June 30, 2012 and 2011 and assets allocated to segments as of June 30, 2012 and December 31, 2011.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Three months ended June 30, 2012
Net sales and service revenue	$3,524	$534	$11,151	$15,209
Gross profit (loss)	1,316	(241)	1,685	2,760
Segment income (loss)	392	(526)	375	(*	)
Segment assets	8,569	1,446	11,867	21,882

Three months ended June 30, 2011
Net sales and service revenue	$3,345	$393	$9,742	$13,480
Gross profit (loss)	1,389	(121)	1,693	2,961
Segment income (loss)	474	(406)	490	(*	)

As of December 31, 2011
Segment assets	$9,139	$3,493	$10,236	$22,868

*	See reconciliation below

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Six months ended June 30, 2012
Net sales and service revenue	$7,081	$877	$19,050	$27,008
Gross profit (loss)	2,530	(2,303)	2,725	2,952
Segment income (loss)	780	(3,697)	257	(*	)
Segment assets	8,569	1,446	11,867	21,882

Six months ended June 30, 2011
Net sales and service revenue	$6,658	$589	$16,316	$23,563
Gross profit (loss)	2,762	(493)	2,389	4,658
Segment income (loss)	997	(1,086)	13	(*	)

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	For the Three Months Ended June 30,
	2012	2011
Segment income:
Financial Management Applications Segment	$392	$474
Cloud Services Segment	(526)	(406)
Technology Solutions Segment	375	490

TOTAL SEGMENT INCOME	241	558

Less: merger-related and public company compliance costs
Stock compensation - non-cash	—	(7)
Professional and legal public company compliance related costs	(533)	(158)

OPERATING INCOME (LOSS) Per Consolidated Statements of Operations	$(292)	$393

	For the Six Months Ended June 30,
	2012	2011
Segment income (loss):
Financial Management Applications Segment	$780	$997
Cloud Services Segment	(3,697)	(1,086)
Technology Solutions Segment	257	13

TOTAL SEGMENT INCOME (LOSS)	(2,660)	(76)

Less: merger-related and compliance costs
Stock compensation - non-cash	—	(15)
Professional and legal public company compliance related costs	(792)	(229)

OPERATING INCOME (LOSS) Per Consolidated Statements of Operations	$(3,452)	$(320)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts are presented in thousands, except where specifically stated.)

A. Introduction

Unless the context requires otherwise, “Computer Software Innovations, Inc.,” “CSI,” “we,” “our,” “us” and “the Company” refer to the consolidated combined business of Computer Software Innovations, Inc., a Delaware corporation, which also operates under the DBA (doing business as) name CSI Technology Outfitters and, prior to its subsidiary’s deactivation, that of its former subsidiary, CSI Technology Resources, Inc., a South Carolina corporation.

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

Fund accounting based financial management software

Our initial and primary software product, fund accounting based financial management software, was developed for those entities that track expenditures and investments by “fund,” or by source and purpose of the funding. Our fund accounting software is used by public sector and not-for-profit entities. These organizations are primarily municipalities, school districts and local governments. Specific software modules include:

•	General (or “Fund) Ledger;

•	Accounts Payable;

•	Accounts Receivable;

•	Purchasing;

•	Payroll;

•	Human Resources;

•	Inventory;

•	Utility Billing; and

•	Other specialty modules designed for government markets.

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

Cloud-based communication and collaboration solutions

In August 2009 we began development efforts of our Cloud Email, a Cloud-based communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. CSI’s Could Email is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. Cloud Email also provides an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class sites and social media tools, delivered in a browser and native Microsoft Outlook access and views. This solution was made available in the third quarter 2010. In the second quarter of 2012, subsequent to the first quarter close we elected to reduce our emphasis on the Cloud Email product within our Cloud Services segment. See “ – B. Recent Developments – New Product and Solutions Development – Cloud Services” for a more detailed discussion of this change.

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

Margins

The combination of traditionally low margin sales of hardware with the sales of services results in a much lower margin for the Technology Solutions Segment when compared to the Financial Management Applications Segment. With Cloud solutions including a cost of investment in equipment for hosting not found in Financial Management Applications, but generally having some additional economies of scale compared to solutions in the Technology Solutions Segment, we anticipate that margins for the Cloud Services Segment will, once the new solutions in this segment gain traction, be somewhere mid-way between those for the Financial Management Applications Segment and the Technology Solutions Segment. Gross margins for the Financial Management Applications Segment were 39.1% for the 2011 fiscal year, while margins for the Technology Solutions Segment were 16.5% for the same period. Margins for the Cloud Services Segment, due to the initial development of new solutions without yet producing significant revenue, were -107.9% for the 2011 fiscal year. Gross margin for the Financial Management Applications Segment was 43.4% for the 2010 fiscal year, while margin for our Technology Solutions Segment was 14.3%, and the margin for the Cloud Services Segment, was -65.2% for the same period. More detailed information on the margins for the interim periods of this report is presented in following discussions.

We believe the combined efforts of our Technology Solutions Segment with that of our Financial Management Applications Segment and Cloud Services Segment provide CSI with a competitive advantage in the education and government markets.

For a discussion of the results of the reported segments, see “ – F. Financial Performance” below.

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

Our long-term strategy is to pursue a national presence. Our primary initial focus has been on the southeast region of the United States. As a result of our acquisitions, we have expanded our reach into the southeastern states significantly and are beginning to look at other areas of the United States. Additionally, with our last acquisition we added a small number of customers outside our main southeast footprint, including a few new customers internationally. Not all solutions are marketed to all states. However, we continue to expand the number of solutions offered in each area as resources and expanding vendor relationships permit and now have users of our products in more than 25 states.

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

Acquisitions

We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies of scale. We may also utilize acquisitions to, when appropriate, expand our technological capabilities and product offerings. While we may use a portion of any cash proceeds generated by operations or obtained from capital sources to pay down debt on an interim basis, we may use any additional liquidity and/or availability from those sources or related pay-downs to fund acquisitions. We believe our markets contain a number of attractive acquisition candidates. Acquisitions could involve one or more of the following types of software and technology organizations:

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

It has been our business strategy to examine the potential acquisition of companies and businesses within our industry. In determining a suitable acquisition candidate, we will carefully analyze a target’s potential to add to and complement our product mix, expand our existing revenue base, improve our margins, expand our geographic coverage, strengthen our management team and, above all, improve stockholder returns.

We manage the Company with the goal of improving long-term value for our shareholders. Generally, we believe the opportunities for creating value have been better driven by reinvesting our capital in new products, acquisitions and organic growth. Accordingly, our strategy has been to remain independent and not to be acquired or merged. Further, we have not made any significant efforts to reduce investment in future revenue generating opportunities to provide higher short-term returns for better positioning for a sale or merger. We believe our value to any potential acquirer should include the value we anticipate seeing in future periods from the ongoing investment efforts we are making and should reflect the potential for future returns from those investments. However, we are contacted from time to time by a variety of interests, such as acquiring companies, primarily competitors, and investment firms, who are interested in exploring making an investment, acquiring or merging with our business. Most recently an offer to acquire all the shares of the Company has been filed publicly by a competitor (as discussed further below under – B. Recent Developments – Acquisition Proposal). From time to time, we have communicated with various parties with respect to future opportunities and engaged investor relations and investment banking resources to assist us in looking at strategic options for increasing shareholder value. We are currently working with an investment banking firm who is advising us as to strategic options. For further discussion as to strategic options we consider related to funding for growth, see the section on “Liquidity and Capital Resources,” below.

B. Recent Developments

Acquisition Proposal

As previously disclosed, on April 3, 2012, the Company received a non-binding letter from Constellation Software, Inc. (“Constellation”) proposing to acquire all of the Company’s outstanding common and preferred stock, and outstanding options to acquire such shares, in a recommended cash tender offer at a price per share of US$1.00. Also as previously disclosed, the Company does not intend to make additional disclosures about any developments relating to the proposal received from Constellation, or any proposal that may be received from any other party, unless such disclosure is required by law. No action by CSI shareholders is required at this time.

Termination of Subsidiary

CSI Technology Resources, Inc. (“CSI Technology Resources”) was acquired by the Company and initially became the Technology Solutions Segment of CSI. On or about May 2000, CSI Technology Resources no longer had any significant operations or separate accounting, as all activities were accounted for within the Company, with the exception of certain vendor contracts that were still in the name of the subsidiary. Pursuant to the terms of its most recent credit agreement with its bank lender, the Company agreed to transfer these vendor contracts from CSI Technology Resources to the Company. Further, the Company agreed to terminate the subsidiary. On June 1, 2012, CSI Technology Resources was merged into CSI with CSI being the surviving entity. By operation of law, any and all assets and liabilities of the subsidiary were assumed by the Company.

New Product and Solutions Development

Financial Management Applications

As our conversion of our legacy product CSI Accounting+Plus to the newer technology based SmartFusion, using the Microsoft .Net programming language and SQL database platform, is nearing an end, the amount of activities required for maintenance of the new releases to the marketplace is increasing, shifting some level of activity of our developers away from enhancements in the shorter-term. We are committed to continuing our enhancement of these products, and are also working on additional enhancements which were not available in the legacy CSI Accounting+Plus product. This shift in efforts is resulting in less software development cost being capitalized and more efforts toward maintenance and other activities the cost of which are not capitalized. The impact is that we have increased development expense in the short-term, which will be offset by lower amortization expense carrying into future periods as a result of the reduced capitalization, while our cash spending on and commitment to our development efforts remain similar to the past. As these products mature and require less maintenance than when newly introduced, we anticipate our efforts toward enhancement will continue to grow, and we may further increase such commitment to enhancements of our products in the future as our future profitability in this area increases. Some of this increase may be offset by reductions of costs to support legacy products as we migrate off of those products over time. However, at this time we are unable to predict the timing or impact of such potential cost reductions. In addition, many companies in the software industry do not capitalize development efforts and record all such efforts as research and development. This results in the non-deferral of development costs without subsequent amortization; in other words, all development costs being charged to income as incurred. As we are impacted by reducing capitalization, we may record less capitalization in future periods rather than defer costs and incur expense in future periods for past development. We have not yet adopted such a practice, nor are we able to predict the timing or impact of doing so.

Cloud Services

In August 2009 we began development efforts of our Cloud Email, a Cloud-based communication and collaboration solution based on Microsoft’s Live@edu hosted email solution. This is an effort driven within our Cloud Segment, which segment evolved from our acquisition of Version3 in the fall of 2008. Cloud Email is an instructional communications management solution providing tools to manage the regulatory compliance and security standards required within a K-12 based email environment. Our Cloud-based solutions also provide an integrated portal experience for school administrators, teachers, students and parents providing email, homework and class task, network file access and a rich set of collaboration tools. These include class site and social media tools, delivered in a browser and native Microsoft Outlook access and views. This solution was made available in the second quarter of 2010. This solution was more widely distributed following the 2010-

2011 E-Rate season. E-Rate is a program which provides government matching funds, up to 90%, for schools located in more economically challenged, such as rural, areas. Funding begins in mid-summer following applications for funding in the spring.

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

With the addition of Hosted VoIP, our Cloud solutions combine our proprietary technology, using our internally developed communications and collaboration tools, with those of third parties to provide a product suite which offers solutions for both voice and data management. The solution set, coupled with our support and services, reduces the management overhead of these services to our customers while providing improved security and compliance for our customer base. The Cloud-based solutions suite may continue to be enhanced through future additional development and product integration. The integration of voice to the Cloud solutions expands the communications functionality of the offering. Due to this offering being supported by third-party software and hardware implemented as a Cloud solution, we anticipate spending more than $1 million annually and potentially several million dollars in capital investment in software and hardware over time as sales of this solution grows. We began providing significant services under this solution in the second quarter of 2011. We anticipate we will recover these investments within a three to five year period. More specific information as to the amount we plan to spend across the Company for capitalized development costs and capital expenditures is discussed in more detail in “ – G. Liquidity and Capital Resources” below.

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

•

The unknown potential negative impact of existing competitive products and those which are in development or may be developed, including by providers much larger and with substantially greater resources than CSI;

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

The decision to reduce the emphasis on the Cloud Email solution resulted in a reduction in force (“RIF”) of a number of personnel focused primarily on the pre-sales and development efforts of the Cloud Email solution and change from full-time to part-time efforts of other employees previously focused solely on Cloud Email efforts. The RIF should yield estimated cost savings of approximately $300 per quarter, beginning primarily in the third quarter of 2012. Regular wages up until the date of the RIF, and costs related to the RIF in the second quarter, did not exceed the quarterly costs which had been occurring related to these efforts in recent quarters prior to the RIF, resulting in no significant excess cost or savings in the second quarter of 2012. Charges related to the RIF, incurred in the second quarter, related to the release of eight (8) persons totaled $91.

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

In the second quarter, in accordance with our plan for Cloud Email to continue to support these customers and migrate them to other solutions which are available or may be developed in the future to meet those customer’s needs, we continued to implement the Cloud Email contracts we won during the 2011/2012 E-Rate Cycle. We also implemented E-Rate Cloud VoIP contract wins. In addition we also brought a community college on to our Cloud VoIP platform. We will continue to monitor our progress in these areas, and take actions as needed to improve revenues and profitability in the Cloud segment.

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

D. Critical Accounting Policies and Estimates

Basis of Presentation

Our condensed consolidated financial statements include CSI Technology Resources, Inc., a former wholly-owned subsidiary. (The subsidiary had no material operations and we report on a consolidated basis for both book and tax purposes. As discussed above, on June 1, 2012, CSI Technology Resources, Inc. was merged into the Company and its separate existence terminated.) We use the accrual basis of accounting.

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

Disclosure Regarding Segments

The Company reports its operations under three operating segments: the Financial Management Applications Segment, the Cloud Services Segment and the Technology Solutions Segment. See “ – A. Introduction – Products and Services” and “ – Organization” for more detailed discussions regarding our segments.

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

Costs in the research and development of new software products where the technological feasibility is unknown and enhancements which do not prolong the software life or otherwise increase its value are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally three to four years, using the straight-line method. Much of our software development efforts related to our fund accounting and lesson planning products focus on the implementation of known technological capabilities applied to common business processes to enhance our existing products. Historically, through our software solutions segment, prior to 2009, we spent material efforts on technological innovation for which the feasibility has been unknown. However, following our acquisition of the more complex Version3 products in the latter part of 2008, and related to efforts to expand those and develop additional product offerings and enhance existing offerings where the technological feasibility is not readily known, from time to time we engage in efforts involving research and development and record the costs of such efforts, when they are incurred, separately, as research and development, on the face of our financial statements. Most recently the portion of our development recorded as research and development outside of cost of sales has once again declined due to the reduced emphasis on our investment in the product for which this type of research was significant, our Hosted email solution.

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

Related Party Transactions and Off-Balance Sheet Arrangements

We have not entered into any significant transactions with related parties other than the issuance of subordinated debt to certain executive officers and shareholders and payments described in Note 4 to our unaudited financial statements as of and for the six months ended June 30, 2012 and under “ – G. Liquidity and Capital Resources – Credit Arrangements” below. We do not use off-balance-sheet arrangements with unconsolidated related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements.

E. Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, which is intended to simplify testing for goodwill impairment. This guidance gives an entity the option to first assess qualitative factors to determine if it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for the Company beginning January 1, 2012. The Company adopted the provisions contained in this guidance as of January 1, 2012 without any material impact on the Company’s financial position, results of operations, or cash flows.

In May 2011, FASB issued ASU No. 2011-04, which clarifies and changes fair value measurement and disclosure requirements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments but does not require additional fair value measurements. This guidance was effective for the Company beginning January 1, 2012. The Company adopted the provisions contained in this guidance as of January 1, 2012 without any material impact on the Company’s financial position, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

F. Financial Performance

Overview

Our performance for the second quarter and first six months of 2012 was impacted significantly by items which are infrequent but not unusual. Only items which are infrequent and unusual are considered to be reported separately from ongoing operating results; accordingly these items are included in and discussed related to our operating results. The infrequent items included: (i) significantly increased professional and legal costs related to strategic matters in both the first and second quarter of 2012, (ii) the first quarter impairment charge for our Cloud hosted email solution as a result of our outlook being revised downward for this product and therefore de-emphasized, and (iii) accelerated amortization of the Version3 logo asset in connection with a reduction in its useful life. Without the impact of these infrequent events our performance would have been more representative of the past, except primarily for two other significant changes with ongoing impact over the next year or two: 1) the reduction in capitalized software costs despite ongoing enhancements to our products as a result of increased maintenance focused requirements to support the continuing releases of multiple modules into the marketplace for our latest ..Net and SQL based SmartFusion financial management product, for which all modules are now complete or nearing completion, and 2) continued investment in the Cloud Hosted VoIP solution. These significant changes in our operations are discussed in more detail as they impact each area of our financial results further below. The most significant items, the impairment charge and accelerated amortization, resulted in total charges of $2 million, which are non-cash charges and therefore did not result in any significant change in our liquidity since year end 2011. Our liquidity is also discussed later in “ – G. Liquidity and Capital Resources.”

Our revenues increased $1.7 million or 13% to $15.2 million for the second quarter of 2012 compared to the same period of the prior year. The revenue increase was due to a $1.4 million increase in Technology Solutions Segment revenues, a $0.2 million increase in Financial Management Applications Segment revenues and a $0.1 million increase in Cloud Services revenues.

Revenues for the six months ended June 30, 2012 increased $3.4 million or 15% to $27.0 million compared with the same period of the prior year. The revenue increase was due to a $2.7 million increase in Technology Solutions Segment revenues, a $0.4 million increase in Financial Management Applications Segment revenues and a $0.3 million increase in Cloud Services revenues.

Gross profit for the second quarter of 2012 decreased $0.2 million, or 7%, to $2.8 million compared to the same period of the prior year. The decrease was due to a $0.1 million decrease from the Financial Management Applications Segment and a $0.1 million decrease from the Cloud Services segment, while gross profit for the Technology Solutions segment was relatively flat. The overall gross margin decreased from 22.0% to 18.1% due to decreased margins from all three segments. The Financial Management Applications Segment reported 37.3% margin in the second quarter of 2012 versus 41.5% for the same period in 2011. The Cloud Services Segment reported -45.1% gross margin versus -30.8% in 2011. The Technology Solutions Segment reported 15.1% margin in the second quarter of 2012 versus 17.4% for the same period in 2011.

Gross profit for the six months ended June 30, 2012 decreased $1.7 million, or 37%, to $3.0 million compared to the same period of the prior year. The decrease was due to a $0.2 million decrease from the Financial Management Applications Segment and a $1.8 million decrease from the Cloud Services segment, partially offset by a $0.3 million increase from the Technology Solutions segment. The primary reason for the overall decline was a $1.3 million non-cash impairment write-off of the Cloud Email solution capitalized computer software developed asset in the Cloud Services Segment as described in “ – B. Recent Developments” above. Gross profit declined $0.4 million before the non-cash write-off. The overall gross margin decreased from 19.8% in the prior year’s first six months to 10.9% for the current year’s first six months due to decreased margins from all three segments. The overall gross margin decreased from 15.8%, prior to the non-cash write-off of the Cloud Email solution computer asset in the Cloud Services Segment, to 10.9% thereafter. The Financial Management Applications Segment reported 35.7% margin in the first six months of 2012 versus 41.5% for the same period in 2011. The Cloud Services Segment reported -262.6% gross margin versus -83.7% in 2011. The Technology Solutions Segment reported 14.3% margin in the first six months of 2012 versus 14.6% for the same period in 2011.

Operating results decreased $0.7 million, or 174%, to an operating loss of $0.3 million for the second quarter of 2012. The decrease in operating income came from the decrease in gross profit and an increase in operating expenses, particularly professional and legal public company compliance costs and selling expenses. Public compliance related costs increased $0.4 million as a result of our work with our investment bankers and legal counsel in analyzing opportunities to provide, and improve our position to provide, returns to all shareholders.

For the six months ended June 30, 2012, operating results decreased $3.1 million, or 979% compared to the prior year, to an operating loss of $3.5 million. The decrease in operating results came from the decrease in gross profit and by an increase in operating expenses, particularly selling expenses and public company costs, and accelerated amortization from a change in estimate to the useful life of the Version3 logo. As with gross profit, non-cash charges related to the Cloud Email solution in the Cloud Services segment had the most significant impact on operating loss, combined with accelerated amortization of the Version3 logo, increasing operating loss by $2.0 million of the $3.1 million increase in operating loss in the first six months of 2012, the remainder being driven primarily by fewer development costs capitalized and increased professional and legal public company compliance costs.

Net income for the second quarter of 2012 decreased $0.4 million, or 227%, to net loss of $0.2 million. The decrease in net income was due to the decrease in operating income, partially offset by reduced income tax expense.

Net loss for the first six months of 2012 was $2.2 million, an increase of $1.9 million, or 507%, compared to the same period of the prior year. The decrease was due to the decrease in operating results, partially offset by an increase in income tax benefit.

Consolidated Results of Operations for the Three Months Ended June 30, 2012 and 2011

	Three Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$15,209	$13,480	$1,729
GROSS PROFIT	2,760	2,961	(201)
OPERATING INCOME (LOSS)	(292)	393	(685)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING INCOME
Gross Profit:
Sales			$1,729
Cost of sales excluding depreciation, amortization, and capitalization			(1,554)
Depreciation and amortization			(38)
Capitalization of software costs			(338)

			(201)
Operating Expenses:
Research and development costs			26
Selling costs			(217)
Marketing costs			29
Stock based compensation			7
Professional and legal public company compliance costs			(375)
Depreciation and amortization			22
Other general and administrative expenses			24

			$(685)

Revenues

Total revenues in the second quarter of 2012 increased $1.7 million, or 13%, in comparison with the second quarter of 2011 to $15.2 million. Of this increase, Technology Solutions increased $1.4 million, Financial Management Applications increased $0.2 million and Cloud Services revenues increased $0.1 million. The 14% increase in Technology Solutions revenues was primarily due to increased infrastructure hardware sales. Financial Management Applications revenues increased 5% due to an increase in new software sales and support revenues. The 36% increase in Cloud Services revenues was due to an increase in Cloud hosted email and hosted voice sales.

Gross Profit

Gross profit for the second quarter of 2012 decreased $0.2 million, or 7%, in comparison with the second quarter of 2011, to $2.8 million. The decrease was due to a $0.1 million decrease from the Financial Management Applications Segment and a $0.1 million decrease from the Cloud Services Segment, with relatively flat gross profit from the Technology Solutions Segment. The 5% decrease in Financial Management Applications gross profit was driven by an increase in costs of sales from increased product development and support personnel as a percent of revenues added to support additional enhancements to the software and due to reduced capitalization of software costs as the SmartFusion software conversion to the .Net and SQL platforms is drawing to completion, and efforts have shifted to more maintenance related activities. Cloud Services Segment gross profit decreased 99% due to an increase in costs of sales mostly due to increased depreciation on fixed assets necessary for the hosted voice solution and due to reduced capitalization of software costs as the hosted email solution is now developed. Technology Solutions Segment gross profit decreased by less than 1% due to reduced engineering services sales with flat costs. The overall gross margin decreased from 22.0% to 18.1% due to decreased margins in all three segments. The Financial Management Applications Segment reported 37.3% margin in the second quarter of 2012 versus 41.5% for the same period in 2011 due to the same reasons as the decrease in gross profit. The Cloud Services Segment reported -45.1% margin in the second quarter of 2012 versus -30.8% for the same period in 2011 due to the same reasons as the decrease in gross profit. The Technology Solutions Segment reported 15.1% margin for the second quarter of 2012, down from 17.4% for the same period in 2011. The decrease was due to reduced reseller commissions and reduced engineering services performance.

Operating Expenses

Operating expenses for the second quarter increased $0.5 million compared to the prior year, to $3.1 million. The above table analyzes the major items that account for this increase. The increase was primarily a result of increased selling costs related to a focus on increasing contacts in the Technology segment and increased professional and legal public company compliance costs from investment banking related matters. The $0.2 million decrease in gross profit combined with the increase in operating expenses, resulted in a decrease in operating income of $0.7 million, or 174% compared to the prior year, to operating loss of $0.3 million.

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

	Three Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$3,524	$3,345	$179
GROSS PROFIT	1,316	1,389	(73)
SEGMENT INCOME	392	474	(82)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$179
Cost of sales excluding depreciation, amortization, and capitalization			(142)
Depreciation and amortization			7
Capitalization of software costs			(117)

			(73)
Operating Expenses:
Selling costs			(59)
Marketing costs			(7)
Depreciation and amortization			6
Other general and administrative expenses			51

			$(82)

Financial management applications revenues increased by $0.2 million, or 5%, in comparison with the second quarter of 2011. The increase in software revenues was due primarily to increases in new fund accounting software sales and support revenues.

Financial management applications cost of sales increased by 13% in comparison with the second quarter of 2011. The increase in cost of sales came primarily from increased costs for development and support costs and reduced capitalization of software costs due to the near completion of the CSI+Plus to SmartFusion upgrade software development effort. Enhancements are continuing but are accompanied by some level of increased maintenance activities by development resources, reflecting more modules being released and utilized in the market. Increased costs related to rolling out product upgrades also impacted the increase in cost of sales and the gross margin. The gross margin for the second quarter of 2012 was 37.3% compared to 41.5% in the second quarter of 2011. The decrease in the margin was due to the increase in costs of sales exceeding the increase in sales as a result of the decrease in capitalized development costs.

Financial management applications operating expenses were relatively flat in comparison with the second quarter of 2011. Increased sales and marketing expenses were offset by reduced other general and administrative expenses. The segment experienced a decrease in segment operating income of $0.1 million, or 17%, in comparison to the second quarter of 2011, driven by the decrease in gross profit.

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

	Three Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$534	$393	$141
GROSS LOSS	(241)	(121)	(120)
SEGMENT LOSS	(526)	(406)	(120)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT LOSS
Gross Profit:
Sales			$141
Cost of sales excluding depreciation, amortization, and capitalization			5
Depreciation and amortization			(45)
Capitalization of software costs			(221)

			(120)
Operating Expenses:
Research and development			26
Selling costs			(38)
Marketing costs			20
Depreciation and amortization			16
Other general and administrative expenses			(24)

			$(120)

Cloud services revenues increased by $0.1 million, or 36%, in comparison with the second quarter of 2011. The increase in revenues was primarily due to increased sales of our hosted email solution with some increase from the hosted voice solutions as well.

Cloud services cost of sales increased $0.3 million, or 51%, in comparison with the second quarter of 2011. The increase in cost of sales came primarily from increased costs for the ramp up of the hosted voice solution just now beginning to be delivered to the marketplace, increased depreciation and amortization due to increased investment in assets for this segment and due to reduced software costs being capitalized as a result of the completion of the hosted email development. The gross margin for the first quarter of 2012 was -45.1% compared to -30.8% in the second quarter of 2011. The decline in the margin was due to the increase in costs of sales discussed above.

Cloud services operating expenses for the segment were flat in comparison with the second quarter of 2011. The increase from selling and general and administrative costs due to administrative costs increasing in connection with the growth of this segment were offset by decreases in marketing costs and research and development costs. The segment experienced an increase in segment operations loss of 30% in comparison to the second quarter of 2011, driven by the decrease in gross profit.

As previously discussed, we de-emphasized the Cloud email product line, which resulted in a reduction in force of approximately 8 persons, or a potential future (pre-tax) savings of $0.3 million per quarter, beginning in the third quarter of 2012. Approximately $0.2 million was incurred in the second quarter prior to the RIF accompanied by $0.1 million in severance costs incurred late in the second quarter. Accordingly, the combined salary and severance costs resulted in no significant savings in the second quarter over and above the normal quarterly costs prior to the RIF.

Technology Solutions Segment

Through our Technology Solutions Segment, we report the results of the technology solutions products through the sales and distribution of computers and accessories and the wide range of technology consulting services, including network and systems integration and computer support and maintenance services, that we provide.

	Three Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$11,151	$9,742	$1,409
GROSS PROFIT	1,685	1,693	(8)
SEGMENT INCOME	375	490	(115)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$1,409
Cost of sales excluding depreciation, amortization, and capitalization			(1,417)
Depreciation and amortization			—

			(8)
Operating Expenses:
Selling costs			(120)
Marketing costs			16
Other general and administrative expenses			(3)

			$(115)

Technology revenues increased $1.4 million, or 14%, in comparison to the second quarter of 2011. The increase in technology revenues was due to increased infrastructure, cabling and interactive classroom product sales, third party contracts sales and increased cabling services, partially offset by reduced reseller commissions and engineering services revenues.

Technology cost of sales increased $1.4 million, or 18%, in comparison to the second quarter of 2011. The increase in technology cost of sales accompanied the increase in technology revenues for products, and was also the result of an increase in labor costs. Gross profit for the period decreased slightly, by less than 1%, primarily due to the decrease in engineering services and reseller commissions. Segment gross margin for the period decreased from 17.4% in 2011 to 15.1% in 2012 due to the same reasons as the decrease in gross profit as both reseller commissions and engineering services carry higher margins.

Technology operating expenses increased by $0.1 million or 8% in comparison to the second quarter of 2011. The increase was primarily due to an increase in selling costs, with a focus on generating more sales activities, partially offset by a decrease in marketing costs. As a result of the increase in operating expenses, the segment experienced a decrease in segment operating income of $0.1 million, or 23% in comparison to the second quarter of 2011.

The following tables summarize information about segment income (loss) for the three months ended June 30, 2012 and 2011.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Three months ended June 30, 2012
Net sales and service revenue	$3,524	$534	$11,151	$15,209
Gross profit (loss)	1,316	(241)	1,685	2,760
Segment income (loss)	392	(526)	375	(*	)

Three months ended June 30, 2011
Net sales and service revenue	$3,345	$393	$9,742	$13,480
Gross profit (loss)	1,389	(121)	1,693	2,961
Segment income (loss)	474	(406)	490	(*	)

*	See reconciliation below

Reconciliation of Segment income (non-GAAP measure) to operating income per consolidated Statements of Operations (GAAP measure):

	Three Months Ended
	June 30, 2012	June 30, 2011
Segment income:
Financial Management Applications Segment	$392	$474
Cloud Services Segment	(526)	(406)
Technology Solutions Segment	375	490

TOTAL SEGMENT INCOME	241	558

Less: merger-related and public company compliance costs
Stock compensation - non-cash	—	(7)
Professional and legal public company compliance costs	(533)	(158)

OPERATING INCOME Per Consolidated Statements of Operations	$(292)	$393

Interest and Other Income and Expenses

Interest expense was flat compared to the second quarter of 2011. Interest expense on the line of credit was higher due to increased borrowings over the course of the second quarter. However, this was offset by lower interest from reducing principal balances on the notes payable in comparison to the same period in 2011. Amortization of loan costs increased in comparison to the second quarter of 2011 due to the deferred loan costs from the new financing arising in the first quarter of 2012, while there were no such costs in 2011.

Income Taxes

Income tax expense decreased by $0.3 million, or 173% compared to the second quarter of 2011, to a tax benefit of $0.1 million in the second quarter of 2012. The decrease was due primarily to the decrease in pre-tax income when compared to the prior year.

The effective tax rates for the three months ended June, 2012 and 2011 were approximately 35.6% and 49.3%, respectively.

Net Income and Earnings per Share

Net income decreased in the second quarter of 2012 by $0.4 million, or 227%, to a net loss of $0.2 million compared to the same period of 2011. The decrease was due to the decrease in operating income, partially offset by decreased income tax expense.

Basic earnings per share decreased from earnings of $0.03 in the second quarter of 2011 to a loss of $0.03 per share in the second quarter of 2012. The decrease was primarily due to the decrease in net income. Diluted earnings per share decreased from earnings of $0.01 per share in the second quarter of 2011 to a loss of $0.03 per share in the second quarter of 2012. The decrease was primarily due to the decrease in net income.

Consolidated Results of Operations for the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$27,008	$23,563	$3,445
GROSS PROFIT	2,952	4,658	(1,706)
OPERATING LOSS	(3,452)	(320)	(3,132)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) OPERATING LOSS
Gross Profit:
Sales			$3,445
Cost of sales excluding depreciation, amortization, and capitalization			(3,001)
Depreciation and amortization and impairment of capitalized software			(1,529)
Capitalization of software costs			(621)

			(1,706)
Operating Expenses:
Research and development costs			42
Selling costs			(363)
Marketing costs			82
Stock based compensation			15
Professional and legal public company compliance costs			(563)
Depreciation and amortization			(626)
Other general and administrative expenses			(13)

			$(3,132)

Revenues

Total revenues in the first six months of 2012 increased $3.4 million, or 15%, in comparison with the same period of 2011 to $27.0 million. Of this increase, Technology Solutions increased $2.7 million, Financial Management Applications increased $0.4 million and Cloud Services revenues increased $0.3 million. The 17% increase in Technology Solutions revenues was primarily due to increased infrastructure hardware sales. Financial Management Applications revenues increased 6% due to an increase in new software sales and support revenues. The 49% increase in Cloud Services revenues was due to an increase in Cloud hosted email and hosted voice sales.

Gross Profit

Gross profit for the six months ended June 30, 2012 decreased $1.7 million, or 37%, in comparison with the same period of 2011, to $3.0 million. The decrease was due to a $1.8 million decrease from the Cloud Services Segment and a $0.2 million decrease from the Financial Management Applications Segment, partially offset by a $0.3 million increase from the Technology Solutions Segment. The 8% decrease in Financial Management Applications gross profit was driven by an increase in costs of sales from increased product development and support personnel as a percent of revenues added to support additional enhancements to the software and due to reduced capitalization of software costs as the SmartFusion software conversion to the .Net and SQL platforms is drawing to completion, and efforts have required more maintenance related activities as modules are rolled out. Cloud Services Segment gross profit decreased 367% primarily due to the non-cash write-off of the Cloud Email solution computer software asset. An increase in costs of sales mostly due to the increased costs from the additional workforce for the more recently added hosted voice solution and due to reduced capitalization of software costs as the hosted email solution is now developed and commercially available, also contributed to the decline. Technology Solutions Segment gross profit increased 14% due to increased sales, specifically from infrastructure sales. The overall gross margin decreased from 19.8% to 10.9% due to decreased margins in all three segments. The Financial Management Applications Segment reported 35.7% margin in the first six months of 2012 versus 41.5% for the same period in 2011 due to the same reasons as the decrease in gross profit. The Cloud Services Segment reported -262.6% margin for the six months ended June 30, 2012 versus -83.7% for the same period in 2011 due to the same reasons as the decrease in gross profit. The Technology Solutions Segment reported 14.3% margin for the first six months of 2012, down from 14.6% for the same period in 2011. The decrease was due to reductions in the higher margin areas of reseller commissions and engineering services.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 increased $1.4 million compared to the prior year, to $6.4 million. The above table analyzes the major items that account for this increase. The increase was primarily a result of the accelerated amortization of the Version3 logo trademark asset. Increased selling costs related to a focus on increasing contacts in the technology segment, and increased professional and legal public company compliance costs primarily related to investment banking activities and other general and administrative costs related primarily to bringing on the new Cloud products also contributed to the increase. The $1.7 million decrease in gross profit combined with the increase in operating expenses, resulted in an increase in operating loss of $3.1 million, or 979% compared to the prior year, to operating loss of $3.5 million.

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

	Six Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$7,081	$6,658	$423
GROSS PROFIT	2,530	2,762	(232)
SEGMENT INCOME	780	997	(217)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$423
Cost of sales excluding depreciation, amortization, and capitalization			(348)
Depreciation and amortization			(19)
Capitalization of software costs			(288)

			(232)
Operating Expenses:
Selling costs			(100)
Marketing costs			(14)
Depreciation and amortization			17
Other general and administrative expenses			112

			$(217)

Financial management applications revenues increased by $0.4 million, or 6%, in comparison with the prior year. The increase in software revenues was due primarily to increases in new fund accounting software sales and support revenues.

Financial management applications cost of sales increased by 17% in comparison with the first six months of 2011. The increase in cost of sales came primarily from increased costs for development and support costs and reduced capitalization of software costs due to the near completion of the CSI+Plus to SmartFusion upgrade software development effort. Enhancements are continuing but are accompanied by some level of increased maintenance activities by development resources, reflecting more modules being released and utilized in the market. Increased costs related to rolling out product upgrades also impacted the increase in cost of sales. The gross margin for the first six months of 2012 was 35.7% compared to 41.5% for the same period of 2011. The decrease in the margin was due to the increase in costs of sales exceeding the increase in sales.

Financial management applications operating expenses were relatively flat in comparison with the first six months of 2011. Increased sales and marketing expenses were offset by reduced other general and administrative expenses. The segment experienced a decrease in segment operating income of $0.2 million, or 22%, in comparison to the six months ended June 30, 2011, driven by the decrease in gross profit.

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

	Six Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$877	$589	$288
GROSS LOSS	(2,303)	(493)	(1,810)
SEGMENT LOSS	(3,697)	(1,086)	(2,611)

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT LOSS
Gross Profit:
Sales			$288
Cost of sales excluding depreciation, amortization, and capitalization			(257)
Depreciation and amortization and impairment of capitalized software			(1,508)
Capitalization of software costs			(333)

			(1,810)
Operating Expenses:
Research and development			42
Selling costs			(93)
Marketing costs			48
Depreciation and amortization			(647)
Other general and administrative expenses			(151)

			$(2,611)

Cloud services revenues increased by $0.3 million, or 49%, in comparison with the prior year. The increase in revenues was primarily due to increased sales of our hosted email solution with some increase from the hosted voice solutions as well, partially offset by a decrease in Version3 core revenues.

Cloud services cost of sales increased $2.1 million, or 194%, in comparison with the first six months of 2011. The increase in cost of sales came primarily from the non-cash impairment write-off of the Cloud Email solution. Also contributing to the increase were increased costs for the ramp up of the hosted voice solution just now beginning to be delivered to the marketplace, increased depreciation and amortization due to increased investment in assets for this segment and due to reduced software costs being capitalized as a result of the completion of the hosted email development. The gross margin for the six months ended June 30, 2012 was -262.6% compared to -83.7% in the prior year. The decline in the margin was due to the increase in costs of sales, primarily the non-cash impairment charge and the ramp up of the hosted voice solution exceeding the increase in sales.

Cloud services operating expenses for the segment increased by 135% in comparison with the first six months of 2011. The increase was primarily due to the non-cash write-off of the Cloud Email solution and accelerated amortization of the Version3 logo, accompanied by increased selling and general and administrative costs due to administrative costs increasing in connection with the growth of this segment. The segment experienced an increase in segment operations loss of 240% in comparison to the prior year, driven by the decrease in gross profit and the increase in operating expenses.

Technology Solutions Segment

Through our Technology Solutions Segment, we report the results of the technology solutions products through the sales and distribution of computers and accessories and the wide range of technology consulting services, including network and systems integration and computer support and maintenance services, that we provide.

	Six Months Ended
	June 30, 2012	June 30, 2011	Increase (Decrease)
NET SALES AND SERVICE REVENUE	$19,050	$16,316	$2,734
GROSS PROFIT	2,725	2,389	336
SEGMENT INCOME	257	13	244

SIGNIFICANT ITEMS THAT INCREASED (DECREASED) SEGMENT INCOME
Gross Profit:
Sales			$2,734
Cost of sales excluding depreciation, amortization, and capitalization			(2,396)
Depreciation and amortization			(2)

			336
Operating Expenses:
Selling costs			(170)
Marketing costs			48
Depreciation and amortization			4
Other general and administrative expenses			26

			$244

Technology revenues increased $2.7 million, or 17%, in comparison to the prior year. The increase in technology revenues was due to increased revenues from infrastructure, interactive classroom product, cabling product, third party contracts and cabling services.

Technology cost of sales increased $2.4 million, or 17%, in comparison to the first six months of 2011. The increase in technology cost of sales accompanied the increase in technology revenues for products, and was also the result of an increase in labor costs. Gross profit for the period increased $0.3 million primarily due to the increase in infrastructure sales and cabling services. Segment gross margin for the period decreased from 14.6% to 14.3% due to a decrease in both reseller commissions and engineering services which carry higher margins.

Technology operating expenses increased by $0.1 million, or 4% in comparison to the prior year. The increase was primarily due to an increase in selling costs, with a focus on generating more sales activities, partially offset by a decrease in marketing costs. As a result of the increase in gross profit, partially offset by the increase in operating expenses, the segment experienced an increase in segment operating income of $0.2 million, or 1877% in comparison to the prior year.

The following tables summarize information about segment income (loss) for the six months ended June 30, 2012 and 2011, and assets allocated to segments as of June 30, 2012 and December 31, 2011. Changes in segment assets came primarily from the following:

•

Financial Management Applications Segment assets decreased due to a decrease in accounts receivable from increased collections and decreased capitalized software costs due to more amortization than capitalization during the first six months of 2012.

•

Cloud Services Segment assets decreased due to decreased capitalized computer software costs and intangible assets from impairment and accelerated amortization recorded during the first quarter of 2012, partially offset by increased accounts receivable from increased segment sales.

•

Technology Solutions Segment assets increased primarily from an increase in inventory as the technology business has increased activity in the summer months. This increase was partially offset by a decrease in accounts receivable due to increased collections.

	Financial Management Applications	Cloud Services	Technology Solutions	Total Company
Six months ended June 30, 2012
Net sales and service revenue	$7,081	$877	$19,050	$27,008
Gross profit (loss)	2,530	(2,303)	2,725	2,952
Segment income (loss)	780	(3,697)	257	(*	)
Segment assets	8,569	1,446	11,867	21,882

Six months ended June 30, 2011
Net sales and service revenue	$6,658	$589	$16,316	$23,563
Gross profit (loss)	2,762	(493)	2,389	4,658
Segment income (loss)	997	(1,086)	13	(*	)

As of December 31, 2011
Segment assets	$9,139	$3,493	$10,236	$22,868

*	See reconciliation below

Reconciliation of Segment income (loss) (non-GAAP measure) to operating income (loss) per consolidated Statements of Operations (GAAP measure):

	Six Months Ended
	June 30, 2012	June 30, 2011
Segment income (loss):
Financial Management Applications Segment	$780	$997
Cloud Services Segment	(3,697)	(1,086)
Technology Solutions Segment	257	13

TOTAL SEGMENT INCOME (LOSS)	(2,660)	(76)

Less: merger-related and public company compliance costs
Stock compensation - non-cash	—	(15)
Professional and legal public company compliance costs	(792)	(229)

OPERATING INCOME (LOSS) Per Consolidated Statements of Operations	$(3,452)	$(320)

Interest and Other Income and Expenses

Interest expense had a slight increase of 1% compared to the six months ended June 30, 2011. Interest expense on the line of credit was higher due to increased borrowings over the course of the second quarter. However, this was offset by lower interest from reducing principal balances on the notes payable in comparison to the same period in 2011. Amortization of loan costs increased in comparison to the prior year due to the deferred loan costs from the new financing arising in the first quarter of 2012, while there no such costs in 2011.

Income Taxes

Income tax benefit increased by $1.3 million, or 3337%, compared to the prior year, to a tax benefit of $1.3 million for the period ending June 30, 2012. The increase in tax benefit was due to a higher effective rate and a higher pretax loss when compared to the prior year.

The effective tax rates for the six months ended June 30, 2012 and 2011 were approximately 36.8% and 9.3%, respectively.

Net Loss and Loss per Share

Net loss increased for the six months ended June 30, by $1.9 million, or 507%, to net loss of $2.2 million compared to the same period of 2011. The increase was due to the increase in operating loss, partially offset by increased income tax benefit.

Basic and diluted loss per share increased from $0.06 in the first six months of 2011 to $0.34 in the first six months of 2012. The increase was due to the increase in net loss.

G. Liquidity and Capital Resources

Our strategic plan has included the expansion of the Company both organically and through acquisitions. Due to the long-term nature of investments in acquisitions, new product development, selling, marketing, administration and product modification investment to support geographic expansion and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Accordingly, we use debt and equity vehicles in addition to cash flow from operations to fund our growth and working capital needs. Currently our funds for working capital are provided under our $8.0 million revolving line of credit.

Cash Flows

For the six months ended June 30, 2012, we had no change in cash and cash equivalents generated from $0.4 million provided by operating activities and $0.3 million provided by financing activities, offset by $0.7 used for investment in property and equipment and capitalized software. For the six months ended June 30, 2011, we had a decrease of $1.6 million in cash and cash equivalents from $1.0 million used for operating activities and $1.5 million used for investment in property and equipment and capitalized software, partially offset by $1.0 million provided by financing activities. Since the time of the reverse merger in 2005 the Company has operated in most periods without cash and in reliance on a revolving line of credit facility to fund its day to day working capital needs and acquisition activities.

Cash from Operating Activities

For the six months ended June 30, 2012, cash provided by operating activities totaled $0.4 million compared to cash used for operating activities of approximately $1.0 million for the same period of 2011. The change, $1.4 million, was due to changes in accounts receivable, primarily increased collections, partially offset by an increase in inventory levels for the reasons discussed further below.

Significant changes since year end to balance sheet items related to operating activities are as follows:

Decreases in the consolidated balance sheet line items for accounts receivable were a result primarily of increased collections through June 30, 2012 as compared to the amounts billed prior to December 31, 2011. The increase in inventories was due to more purchases of interactive classroom and infrastructure products since the year end in anticipation of increasing sales of inventoried products in the summer months. Accounts payable increased primarily due to increased business activity as of second quarter end compared to December 31, 2011. Deferred revenue decreased due to more support agreements being billed and deferred at December 31, 2011 than as of the current period end.

Cash used for Investing Activities

Cash used for investing activities totaled $0.7 million in the first six months of 2012 compared to $1.5 million in the first six months of 2011. The decrease of $0.8 million was due to decreased purchases of property and equipment, primarily from lower investment in equipment to support the hosted VoIP solution, for which the initial investment was made in the prior year, and decreased capitalization of software costs for reasons previously discussed.

On the balance sheet, since year end 2011, capitalized software costs and property and equipment have decreased due to more depreciation than purchases, and more amortization than capitalization of software development in the Financial Management Applications and Cloud Services Segments. Other intangible assets declined from no increase in other intangible assets with no new acquisitions, offset by ongoing depreciation and amortization. Goodwill also remained flat with no acquisition activity.

Cash from Financing Activities

Cash provided by financing activities totaled $0.3 million in the first six months of 2012 compared to $1.0 million of cash used for financing activities in the first six months of 2011. In the current year, net borrowings on the line of credit exceeded the net payments on the notes and debt issuance costs from the changes in cash flows from operating and financing activities.

On the balance sheet, interest bearing debt was higher than the balance at the end of the year, due to the increase in line of credit borrowings to support the increase in business which occurs mid-year when more projects are being implemented when schools are not in full session.

Non-GAAP Financial Measures: EBITDA and Adjusted EBITDA

Three and Six Month Periods Ended June 30, 2012 and 2011

EBITDA decreased $0.7 million, or 72%, to $0.3 million for the three months ended June 30, 2012 compared to the same period in 2011. The decrease in EBITDA was primarily due to the decrease in operating income compared to the prior year. Adjusted (financing) EBITDA for the quarter ended June 30, 2012 decreased by $0.7 million, or 72%, to $0.3 million for the same reason as the change in EBITDA.

EBITDA decreased $2.3 million, or 314%, to -$1.6 million for the six months ended June 30, 2012 compared to the same period in 2011. The decrease in EBITDA was primarily due to the decrease in operating income compared to the prior year. Adjusted (financing) EBITDA for the six months ended June 30, 2012 decreased by $1.0 million, or 133%, to -$0.2 million for the same reason as the change in EBITDA plus the addition of the non-cash impairment write-off of the Cloud Email computer software solution.

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

We believe the presentation of Adjusted EBITDA is important as an indicator of our ability to obtain additional financing for the business, not only for working capital purposes, but for acquisitions as well.

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

A reconciliation of Net Income (Loss) reported under GAAP to EBITDA and Adjusted (Financing) EBITDA is provided below:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Reconciliation of net income (loss) per GAAP to EBITDA and Adjusted (Financing) EBITDA:
Net income (loss) per GAAP	$(224)	$176	$(2,247)	$(370)
Adjustments:
Income tax expense (benefit)	(124)	171	(1,306)	(38)
Interest expense, net	45	46	87	88
Amortization of deferred loan costs	11	—	14	—
Depreciation and amortization of property and equipment and intangible assets (excluding Software development)	241	211	1,149	415
Amortization of software development costs	316	330	742	634

EBITDA	$265	$934	$(1,561)	$729

Adjustments to EBITDA to exclude those items excluded in loan covenant calculations:
Impairment of capitalized software development costs	—	—	1,313	—
Stock based compensation (non-cash portion)	—	7	—	15

Adjusted (Financing) EBITDA	$265	$941	$(248)	$744

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

Our current credit facilities consist of:

•	$8.0 million revolving line of credit, of which $1.7 million was drawn and $5.4 million was available at June 30, 2012, which bears interest at LIBOR plus 2.25% and matures in July 31, 2013; and

•

$0.7 million equipment note, of which approximately $0.6 million was outstanding at June 30, 2012, which bears interest at LIBOR plus 2.25%, and has a one and one-half year amortization maturing in October 2013; and

•

$2.3 million in subordinated notes to Barron Partners and the five founding shareholders, of which $0.7 million remained outstanding at June 30, 2012, which bear interest at 15% and mature no later than January 1, 2018. The notes are subordinated to our bank lender with whom we have our line of credit.

Auto Fleet Lease Facility

The Company has a $2 million facility under which it leases multiple automobiles under a managed, out-sourced (or “fleet”) program, to support the transportation needs for certain (where cost-effective) sales and delivery efforts. The automobile leases are accounted for as operating leases and lease payments and all other expenses related to these transportation needs are expensed as incurred, just as they would be without the program. Additionally, the program manages the commitment to adding vehicles and exiting of commitments for vehicles when replaced or disposed of, with minimal cost. The Company utilizes the fleet lease program to avoid the administrative costs it would incur if it were to manage such an activity in house. Without the advantage of sharing overhead costs necessary for the management of such a program with others and through economies of scale, such as an outsourced provider can achieve, management would not achieve sufficient savings to administer such a program and would simply choose to incur all related costs as a mileage reimbursement to the employees for use of their personal vehicles. Management believes it would not be cost effective to purchase the vehicles through any type of capital funding, and incur the costs to internally manage and dispose of the vehicles. In addition to the increased costs of internal administration, the disposal costs would likely be greater than incurred under the fleet management program, since the Company is not in the used vehicle market. Accordingly, the Company considers the leasing arrangement an administrative tool, and not a significant source of capital. The auto fleet leases are discussed under Note 8 to our unaudited consolidated financial statements for the period ended June 30, 2012.

Factors Affecting Capital Needs and Resources

Set forth below are factors which management believes could have a significant impact on our future cash and capital needs and resources.

Ongoing capital resources depend on a variety of factors, including:

•	our operating cash flow;

•	$5.4 million available to our operations at June 30, 2012 under our $8.0 million line of credit;

•	the anticipated level of capital expenditures for 2012 of $0.8 million ($0.4 million expended through June 30, 2012);

•	capitalized software development costs of approximately $0.7 million;

•	estimated purchase commitments with suppliers;

•	our scheduled debt service on senior term borrowings;

•	repayment of our subordinated notes; and

•	potential future acquisitions.

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

Capital Expenditures and Software Development Costs

We currently anticipate that our capital needs for 2012 will principally consist of $0.7 million for software development and $0.8 million for capital expenditures. The increase in capital expenditures is anticipated in connection with a growth in revenues for Hosted VoIP and the infrastructure needed to support such growth. This need could be significantly higher or lower dependent on the actual growth achieved in this new product area and should relate directly to revenues and profitability for this solution area. Unlike our past investments in capital expenditures, which have been primarily small to support internal administrative and customer support needs, this investment will be more directly linked to the number of customers we onboard to use this solution. We generally fund equipment purchases through our line of credit but periodically finance or refinance such purchases over a longer period, typically around three years to coincide with the longer-term nature of the relationships with customers and return on investment timeline under such solutions.

For the six months ended June 30, 2012, we have capitalized approximately $0.3 million of software development costs and $0.4 million in capital expenditures. We plan to fund 2012 needs for these items through cash flow from operations and draws under our bank line of credit or longer term borrowings such as our equipment note. The Company also considers leasing of capital equipment as a financing option, to the extent terms are reasonable in comparison to other financing options, and particularly where there may be a benefit related to the costs of administration of the equipment, particularly with regard to its disposal. The Company currently leases a number of vehicles for the sales people and engineers who are on the road due to the cost-effective nature of the program in comparison to the costs of paying standard mileage rates for a high level of travel, and considering the low cost of outsourced administration through the program. Under our agreements for borrowings with our bank we are required to obtain and have obtained permission to enter into leasing programs, particularly as the terms have been beneficial to our operations. We anticipate, but cannot guarantee our bank will continue to support our entering into additional leasing facilities, particularly when the terms are favorable and purposes effectively support our operations.

Purchase Commitments

The majority of our purchase commitments are based on firm purchase orders. However, from time to time we commit to purchase product in advance of customer commitments and as inventory to obtain volume pricing discounts or operational efficiencies. In prior years we have had purchase order commitments to one of our major suppliers for interactive whiteboard inventory purchases in excess of $12.0 million. We may receive and agree to, but have not been made aware of a formal commitment for 2012. We have no other significant purchase commitments based on estimates of customer demand that significantly exceed customer commitments. If actual customer demand were to differ significantly either in timing or volume from the purchase commitments, this could strain our available working capital resources. While management anticipates its purchase commitments will not differ significantly from its estimates of customer demand, there can be no assurance that this will in fact be the case.

Subordinated Promissory Notes

At June 30, 2012, subordinated promissory notes payable to shareholders totaled approximately $0.7 million. The Subordinated Notes were issued on February 11, 2005 as a part of our reverse merger and recapitalization. The Subordinated Notes are unsecured and are subordinated to the Company’s senior debt, including its revolving credit and term debt with its bank lender. The original principal of all of the Subordinated Notes aggregated $3,750. The Company has paid interest at the default rate of 15% per annum since the original maturity date of May 9, 2006, when the Company, with the support of its management, board of directors and the Bank elected to defer the payment and pay the default interest rate to use the funds to support working capital needs and investments in acquisitions. The Subordinated Notes were extended several times, the latest being pursuant to the September 21, 2011 extension, which is described in Note 5 to the condensed consolidated financial statements as of June 30, 2012.

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

The restructuring of the Subordinated Notes permits the Company to repay the remaining $719 in principal over an approximate six-year period. Although the Company may choose to repay the Subordinated Notes earlier, particularly as a result of superior financial performance and to reduce interest costs, the arrangement removes a default and gives the Company flexibility in managing its future liquidity and capital needs. Such future needs might include future acquisitions, and increased working capital relating to significant sales growth as a result of a turnaround in the general economy or increased Federal funding of technology expenditures for education.

Expiration of Warrants

On June 1, 2011, warrants issued to DC Consulting expired. The warrants were originally issued in May 2009 pursuant to the terms of a Consulting Agreement with DC Consulting, LLC whereby DC Consulting provided investor relations services.

On February 10, 2011, warrants issued to Barron expired. The warrants were issued in February 2005 as a part of the preferred stock investment by Barron in the Company. At the time, it was anticipated that the exercise of the warrants by Barron would generate a significant amount of capital for the Company. Given the stock price of our common stock following issuance of the warrants, few of the warrants were exercised. On December 29, 2006, we entered into an agreement with Barron to divide, amend and restate the warrants, including a reduction in the exercise price. Subsequent to the price reduction and prior to the expiration of the warrants, Barron effectuated exercises in the latter part of 2007 with proceeds to the Company totaling $738. The remaining warrants – ranging in price from $.70 per share to $2.0958 per share – would have generated proceeds of approximately $8.7 million.

Accordingly, the expiration of the warrants took away a potential source of additional capital for the Company. Other financing options are discussed in “ – Adequacy of Liquidity and Capital Resources” below.

Potential Acquisitions

It has been our strategy to examine the potential acquisition of companies and businesses within our industry. We are unable to predict the nature, size or timing of any such acquisition, and accordingly are unable to estimate the capital resources which may be required. Any acquisition would be subject to our utilizing capital sources in addition to those described above. These alternative sources could include the issuance of our common stock or other securities in an acquisition, seller financing, and bank and other third party financing, among other things. We can give no assurance that, should the opportunity for a suitable acquisition arise, we will be able to procure the financial resources necessary to fund any such acquisition or that we will otherwise be able to conclude and successfully integrate any acquisition. Also, while our line of credit may be sufficient, its adequacy may be strained by increased working capital and other needs as a result of acquisition activity. We continue to pursue other opportunities for increasing funds available to us in light of the potentially greater capital needs of a larger organization. A number of options are under consideration and could provide longer-term financing to match the longer-term nature of an acquisition related investment.

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

We continuously consider other financing options which could include mezzanine financing or other capitalization alternatives. These options could provide longer-term financing to match our long-term capital needs. Such needs would include acquisition activities and increased working capital. Depending on cash flow from current operations, should we find longer-term funding unnecessary, we may not take advantage of such additional funding options, thereby paying down debt and minimizing any potential for dilution from any additional raise of capital. In May 2011, we retained an investment banking firm to advise us with respect to strategic options, including potential capital and financing alternatives. Investing activities are discussed in more detail above, under “ – B. Recent Developments.”

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

Our management, under the direction of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based upon this evaluation our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls were effective for the reporting period ended June 30, 2012, such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 1A. Risk Factors.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”).

There have been no material changes in the risk factors previously disclosed in Part I-Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 6, 2012, Barron Partners LP converted 69,000 shares of Series A Convertible Preferred Stock of the Company into a like number of shares of common stock, par value $0.001 per share of the Company. The conversion was effectuated pursuant to an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of such act.

Item 5. Other Information.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Our revolving credit arrangement with Fifth Third Bank is a facility under which we may borrow, repay and then re-borrow. Advances and repayments occur daily under the credit facility, reflecting cash receipts and the Company’s working capital needs. Set forth below is the outstanding balance as of specific dates through August 7, 2012. The balances presented reflect aggregate advances and pay downs which the Company deems material, or significant. Such information through May 9, 2012, was previously disclosed in our Form 10-Q filed with the Commission on May 15, 2012.

Date	Loan Balance
May 22, 2012	$3,140
May 31, 2012	2,440
June 11, 2012	2,860
June 28, 2012	1,580
July 10, 2012	2,800
July 24, 2012	4,300
July 31, 2012	3,440
August 7, 2012	3,900

Entry into a Material Definitive Agreement

On or about March 5, 2012, the Company electronically entered into the Indirect Channel Partner Agreement (the “Agreement”) with Cisco Systems, Inc. (“Cisco”). The Agreement grants the Company a limited, nonexclusive, revocable license to purchase and/or license Cisco services and products from authorized distributors and to resell those services and products, including all proprietary rights embodied or contained therein, directly to end users. The prices that the Company pays for Cisco services and products are set by the authorized distributors. The Agreement contains other customary terms and will expire one year after the date it was accepted by Cisco. The Agreement is filed as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Agreement and Plan of Merger filed with the South Carolina Secretary of State effective June 1, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed June 7, 2012).

3.2	Articles of Merger filed with the South Carolina Secretary of State effective June 1, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed June 7, 2012).

3.3	Certificate of Ownership filed with the State of Delaware Secretary of State effective June 1, 2012 (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K, filed June 7, 2012).

10.1*	Indirect Channel Partner Agreement by and between the Company and Cisco Systems, Inc. entered into on or about March 5, 2012.

10.2	Second Amendment to Lease dated June 29, 2012 by and between Computer Software Innovations, Inc. and Edge Developments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 6, 2012).

99.1	Nonqualified Stock Option Agreement between the Company and Thomas P. Clinton for the issuance of options granted June 1, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed June 25, 2012).

99.2	Nonqualified Stock Option Agreement between the Company and William J. Buchanan for the issuance of options granted June 1, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K, filed June 25, 2012).

99.3	Nonqualified Stock Option Agreement between the Company and Beverly N. Hawkins for the issuance of options granted June 1, 2012 (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K, filed June 25, 2012).

99.4	Nonqualified Stock Option Agreement between the Company and David B. Dechant for the issuance of options granted June 1, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed June 25, 2012).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER SOFTWARE INNOVATIONS, INC.

Date: August 14, 2012	By:	/s/ Nancy K. Hedrick
Nancy K. Hedrick
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ David B. Dechant
David B. Dechant
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Agreement and Plan of Merger filed with the South Carolina Secretary of State effective June 1, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed June 7, 2012).

3.2	Articles of Merger filed with the South Carolina Secretary of State effective June 1, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed June 7, 2012).

3.3	Certificate of Ownership filed with the State of Delaware Secretary of State effective June 1, 2012 (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K, filed June 7, 2012).

10.1*	Indirect Channel Partner Agreement by and between the Company and Cisco Systems, Inc. entered into on or about March 5, 2012.

10.2	Second Amendment to Lease dated June 29, 2012 by and between Computer Software Innovations, Inc. and Edge Developments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 6, 2012).

99.1	Nonqualified Stock Option Agreement between the Company and Thomas P. Clinton for the issuance of options granted June 1, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed June 25, 2012).

99.2	Nonqualified Stock Option Agreement between the Company and William J. Buchanan for the issuance of options granted June 1, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K, filed June 25, 2012).

99.3	Nonqualified Stock Option Agreement between the Company and Beverly N. Hawkins for the issuance of options granted June 1, 2012 (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K, filed June 25, 2012).

99.4	Nonqualified Stock Option Agreement between the Company and David B. Dechant for the issuance of options granted June 1, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed June 25, 2012).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.